Form 10-K405
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1995-03-27
CIK 798783

==============================================================================

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 --------------
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1994
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from ______ to ______
                          Commission File No. 1-9321

                               UNIVERSAL HEALTH
                             REALTY INCOME TRUST
            (Exact name of registrant as specified in its charter)

                                   Maryland
                       (State or other jurisdiction of
                        incorporation or organization)

                          Universal Corporate Center
                             367 South Gulph Road
                        King of Prussia, Pennsylvania
                   (Address of principal executive offices)

                                  23-6858580
                               (I.R.S. Employer
                            Identification Number)

                                    19406
                                  (Zip Code)

      Registrant's telephone number, including area code: (610) 265-0688

                                  ------------

         Securities registered pursuant to Section 12(b) of the Act:

                             Title of each Class
                        Shares of beneficial interest,
                                $.01 par value

                     Name of exchange on which registered
                           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ___X___  No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting shares held by non-affiliates as of February 15, 1995: $137,314,188. Number of shares of beneficial interest outstanding of registrant as of February 15, 1995: 8,947,192.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994 (incorporated by reference under Part III).

==============================================================================

                                     PART I

Item 1.  BUSINESS

General

Universal Health Realty Income Trust, (the "Trust") was organized under the laws of the State of Maryland as a real estate investment trust on August 6, 1986. The Trust may invest in income-producing, healthcare related facilities, including acute care, rehabilitative care, long-term care, psychiatric and substance abuse recovery facilities, retirement housing facilities, custodial care, medical care office buildings, and ancillary support facilities associated with any of the foregoing. The Trust qualifies as a real estate investment trust within the meaning of the Internal Revenue Code of 1986. Consequently, the Trust is not taxed under federal income tax laws at the Trust level on the taxable income which it distributes to its shareholders.

The Trust has investments in fourteen facilities located in nine states. These investments include: (i) ownership of five acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to an affiliate of Rehab Systems Company ("Rehab Systems"), a subsidiary of NovaCare, Inc.; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Medical Care America ("MCA"); (v) a loan made to a company for the construction and potential purchase of one single tenant and two multi-tenant medical office buildings; (vi) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real property of the Madison Irving Medical Center, an ambulatory treatment center and; (vii) a shared appreciation mortgage on Lake Shore Hospital, (which is fully reserved) which is currently in default under the terms of its mortgage loan agreement with the Trust. In addition, the Trust agreed to provide up to $4.1 million of construction financing, over a seven to nine month period, for construction of a medical office building which it intends to purchase, subject to certain contingencies, during the third quarter of 1995. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the affiliate of Rehab Systems is guaranteed by Rehab Systems, the lease on the sub-acute care facility to THC is guaranteed by CPC and the lease to the outpatient surgery center is guaranteed by MCA.

The facilities owned by the Trust had an original aggregate purchase price of approximately $143 million and contain 1,285 licensed beds. The leases with respect to such facilities have fixed terms with an average of six years remaining and provide for renewal options for up to six five-year terms. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to THC, additional rents are payable based upon a percentage of increased revenues over specific base period revenues of the respective properties. The lessees have rights of first refusal to purchase the facilities exercisable during, and in most cases for 180 days after, the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facilities' fair market value. The ratio of earnings (exclusive of certain special Medicaid reimbursements at one of the Trust's facilities located in Texas) before depreciation, amortization, interest, rent and income taxes to minimum rent plus additional rent payable to the Trust of the various facilities owned by the Trust was approximately 3.6, 3.8 and 3.0 for the years ended December 31, 1994, 1993 and 1992, respectively. The ratio of earnings (including $12.4 million in 1994, $13.5 million in 1993 and $29.8 million in 1992 of special Medicaid reimbursements received by one of the Trust's facilities located in Texas) before depreciation, amortization, interest, rent and income taxes to minimum rent plus additional rent payable to the Trust of the various facilities owned by the Trust was approximately 4.3, 4.5 and 4.6 for the years ended December 31, 1994, 1993 and 1992, respectively.

Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insureds and believes the leased properties are adequately insured.


Relationship to Universal Health Services, Inc.

Leases. As of December 31, 1994, subsidiaries of UHS leased eight of the ten hospital facilities owned by the Trust with initial terms expiring in 1999 through 2003. Each of the leases contains renewal options of up to six 5-year periods. These leases accounted for 87% of the total revenue of the Trust for the five years ended December 31, 1994. For the twelve months ended December 31, 1994, three of the leases with UHS subsidiaries, not including the lease on Westlake Medical Center (Westlake), were with facilities that did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1994 rent expense payable to the Trust. These leases, one of which matures in 1999, one in 2000 and one in 2001, generated rental income to the Trust equal to 7%, 6% and 11%, respectively, of the Trust's total rental income for the twelve months ended December 31, 1994. For the twelve months ended December 31, 1994, Westlake, which generated 13% of the Trust's 1994 total rental income and whose lease matures in 2000, also did not generate sufficient EBITDAR to cover its 1994 rent expense payable to the Trust. Subsequent to December 31, 1994, the Trust has accepted substitution properties in exchange for the real estate assets of Westlake (see discussion below). Management of the Trust cannot predict whether the remaining three leases, with subsidiaries of UHS, (which have initial renewal options at the existing lease rates), or any of the Trust's other leases, will be renewed at the end of their initial terms. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another.

During the fourth quarter of 1994, UHS signed a letter of intent to purchase an acute and psychiatric care facility in exchange for cash and two acute care facilities including the real estate assets of Westlake, a 126 bed hospital of which the Trust owns the majority of real estate assets. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust has accepted substitution properties valued at approximately $19 million (approximating the Trust's original purchase price of Westlake) consisting of additional real estate assets currently owned by UHS but related to three acute care facilities (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center), currently owned by the Trust and operated by UHS. These additional real estate assets represent major additions and expansions made to these facilities since the purchase of the properties from UHS in 1986. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Bonus rental on the substituted properties will be equal to 1% of the revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue. The exchange of real estate assets between the Trust and UHS is expected to occur during the second quarter of 1995.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to purchase the respective leased facilities exercisable during, and for 180 days after, the lease terms, and 180-day rights of first refusal at the end of the lease terms to lease the respective facilities. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility's then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As noted below, transactions with UHS must be approved by a majority of Trustees who are unaffiliated with UHS (the "Independent Trustees"). However, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease, after the expiration of the lease term, the respective leased facilities may, in addition to adversely affecting the Trust's ability to sell or lease a facility, present a potential conflict of interest between the Trust and UHS since the price and terms offered by a third party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory and to the termination rights of the parties. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1995. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1994, 1993 and 1992. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at their fair market value to maintain a 5% interest in the Trust. As of December 31, 1994, UHS owned 7.7% of the outstanding shares of beneficial interest.

Competition

The Trust believes that is one of twelve real estate investment trusts (REITs) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

The Trust may also compete with banks and other companies, including UHS, in the acquisition, leasing and financing of healthcare related facilities.

In most geographical areas in which the Trust's facilities operate, there are other facilities which provide services comparable to those offered by the Trust's facilities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Trust's facilities. In addition, certain hospitals which are located in the areas served by the Trust's facilities are special service hospitals providing medical, surgical and psychiatric services that are not available at the Trust's hospitals or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Trust's hospitals seek to retain doctors of varied specializations on its hospital staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. The competitive position of a hospital is also affected by alternative health care delivery systems such as preferred provider organizations, health maintenance organizations and indemnity insurance programs. Such systems normally involve a discount from a hospital's established charges. Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the healthcare marketplace.

The Trust anticipates investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

Regulation

Private as well as federal and state payment programs, and the impact of other laws and regulations, could have a significant effect on the utilization of the Trust's properties and its revenues. A number of legislative initiatives have been proposed that could result in major changes in the healthcare system, either nationally or at the state level. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      Executive Officers of the Registrant

              The executive officers of the Trust are as follows:


   Name                       Age               Position
   ----                       ---               --------
Alan B. Miller                57                Chairman of the Board,
                                                Chief Executive Officer

Kirk E. Gorman                44                President, Chief Financial
                                                Officer, Secretary and Trustee

Charles F. Boyle              35                Vice President and
                                                Controller

Cheryl K. Ramagano            32                Vice President and
                                                Treasurer

Timothy J. Fowler             39                Vice President,
                                                Acquisitions and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. Mr. Miller also serves as a director of GMIS Inc., Genesis Health Ventures, Penn Mutual Life Insurance Company and CDI Corp.

Mr. Kirk E. Gorman has been President and Chief Financial Officer of the Trust since March, 1990 and was elected to the Board of Trustees and Secretary in December, 1994. Mr. Gorman had previously served as Vice President and Chief Financial Officer of the Trust since April, 1987. Mr. Gorman was elected Senior Vice President, Treasurer and Chief Financial Officer of UHS in December, 1992 and served as its Senior Vice President and Treasurer since March, 1989.

Mr. Charles F. Boyle was elected Vice President and Controller of the Trust in June, 1991. Mr. Boyle was promoted to Assistant Vice President - Accounting of UHS in December, 1994 and served as its Director of Corporate Accounting since January, 1989.

Ms. Cheryl K. Ramagano was elected Vice President and Treasurer of the Trust in September, 1992. Ms. Ramagano was promoted to Assistant Treasurer of UHS in December, 1994 and served as its Director of Finance since May, 1990.

Mr. Timothy J. Fowler was elected Vice President, Acquisitions and Development of the Trust upon the commencement of his employment with UHS in October, 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

The Trust has no employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

 Item 2. PROPERTIES

 The following table shows the Trust's individual investments by the type of healthcare facility, capacity in terms of beds, and five-year occupancy levels based on information provided by the lessees or mortgagors.

                                                           Number of   Average Occupancy (1)                Lease Term
                                                           available  ------------------------   ----------------------------------
                                               Type of       beds @                               Minimum      End of     Renewal
 Facility Name and Location                    facility    12/31/1994 1994  1993 1992 1991 1990    rent   initial term term (years)
 -----------------------------------------------------------------------------------------------------------------------------------
 Chalmette Hospital                          Rehabilitation    64      65%   57%  57%  57%  52%  $1,261,000     1999       25
 Chalmette Medical Center                      Acute Care     118      66%   68%  69%  69%  70%     879,000     2003       15
  Chalmette, Louisiana (2)

 Inland Valley Regional Medical Center         Acute Care      80      45%   50%  53%  62%  61%   1,427,000     2001       30
  Wildomar, California

 McAllen Medical Center                        Acute Care     280      89%   86%  91%  79%  69%   4,047,000     2001       30
  McAllen, Texas

 Wellington Regional Medical Center            Acute Care     120      32%   35%  33%  38%  45%   1,773,000     2001       30
  West Palm Beach, Florida

 Westlake Medical Center                       Acute Care      90      31%   26%  32%  39%  46%   2,126,000     2000       20
  Westlake Village, California (3)

 The BridgeWay                                Psychiatric      70      61%   57%  54%  63%  65%     683,000     1999       25
  North Little Rock, Arkansas

 Meridell Achievement Center                  Psychiatric     114      47%   44%  61%  81%  93%   1,071,000     2000       20
  Austin, Texas (4)

 Tri-State Regional Rehabilitation Hospital  Rehabilitation    80      61%   71%  78%  70%  58%   1,105,000     1999       25
  Evansville, Indiana (5)

 THC - Chicago                               Sub-Acute Care    53      38%   N/M    -   -    -    1,065,000     2001       25
  Chicago, Illinois (6)

 Fresno - Herndon Medical Plaza                  Medical       N/A     N/A   N/A  N/A  N/A  N/A     650,000   1999-2003  Various
  Fresno, California (7)                     Office Building

 Crouse Irving Memorial Properties             Ambulatory      N/A     N/A   N/A  N/A  N/A  N/A       N/A       N/A        N/A
  Syracuse, New York (8)                     Treatment Cntr.

 Professional Center at Kings Crossing           Medical       N/A     N/A   N/A  N/A  N/A  N/A       N/A       N/A        N/A
  Kingwood, Texas (9)                        Office Buildings

 Lake Shore Hospital                           Psychiatric     N/A     N/A   N/A  N/A  N/A  N/A       N/A       N/A        N/A
  Manchester, New Hampshire (10)

 N/M - not meaningful; N/A - not applicable

     (1) Average occupancy rate is based on the average number of available beds occupied during the years ended December 31, 1994, 1993, 1992, 1991 and 1990. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's properties. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

     (2) At the end of 1989, Chalmette General Hospital and DeLaRonde Hospital consolidated their acute care operations into the DeLaRonde facility. The DeLaRonde facility now operates under the name Chalmette Medical Center. The Chalmette facility, now operating as Chalmette Hospital, had been dedicated to other uses, including rehabilitation programs, but no assurance can be given as to the effect of the consolidation on the underlying value of the Chalmette facility. Rental commitments and the guarantee by UHS under the existing lease continue.

     (3) During the fourth quarter of 1994, UHS signed a letter of intent to purchase an acute and psychiatric care facility in exchange for cash and two acute care facilities including the real estate assets of Westlake, a 126 bed hospital of which the Trust owns the majority of real estate assets. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust has accepted substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake was approximately $19 million) consisting of additional real estate assets currently owned by UHS but related to three acute care facilities (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center), currently owned by the Trust and operated by UHS. These additional real estate assets represent major additions and expansions made to these facilities since the purchase of the properties from UHS in 1986. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Bonus rental on the substituted properties will be equal to 1% of the revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue. The exchange of real estate assets between the Trust and UHS is expected to occur during the second quarter of 1995.

     (4) During 1991, the Trust acquired from UHS for approximately $4.1 million, newly constructed patient buildings on the campus of the facility already owned by the Trust. The buildings are leased back to UHS on substantially the same terms as the lease already governing the Hospital's existing assets.

     (5) The Trust purchased this Hospital during 1989 for approximately $7.5 million. During 1993, the Trust purchased for approximately $1.1 million, 20 additional beds which were added to the facility. The Trust entered into an agreement with the operator, an unaffiliated third party, to lease the facility for an initial fixed term of 10 years, with the operator having the option to extend the lease for five 5-year renewal terms.

     (6) During December of 1993, UHS the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago,

     Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $963,000 at December 31, 1994. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 1994 financial results is approximately $55,000 of interest expense related to this note. In connection with this transaction, UHS' lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC, which is guaranteed by CPC, for the real property of this facility, now operating as THC-Chicago.

     (7) In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California for $6.3 million. The 37,800 square foot Medical Office Building is leased to seven tenants, including an outpatient surgery center operated by Medical Care America, under the terms of leases with expiration dates ranging from November, 1999 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

     (8) In December of 1993, the Trust provided a $6.5 million mortgage loan to Crouse Irving Memorial Hospital, a 612 bed general acute care hospital located in Syracuse, New York for the purchase of the real property of the Madison Irving Medical Center, an ambulatory treatment center. The loan has a fifteen year repayment term.

     (9) In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

     (10) During the first quarter of 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan on Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments ($600,000 during the first quarter of 1994 and $900,000 during the second quarter of 1994) and was originally scheduled to receive free and clear title to Lake Shore Hospital by June 30, 1994. Due to delays in removing liens recorded against the real property of Lake Shore Hospital, Community Care Systems, Inc. has not yet conveyed free and clear title of Lake Shore Hospital to the Trust. A foreclosure sale is scheduled to be completed in the second quarter of 1995 which is expected to result in the Trust's receipt of the real property of Lake Shore Hospital free and clear of all liens. The Trust continues to market the property in an effort to sell or lease it to a qualified operator. Of the $1.5 million received during the first six months of 1994, $450,000 has been reserved for future expenses related to the settlement of Lake Shore Hospital and the remaining $1,050,000 was included in net income as recovery of investment losses.

Item 3.  LEGAL PROCEEDINGS

Not Applicable.




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1994 to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1994 and 1993 are summarized below:


                                       1994                       1993
                             ------------------------    -----------------------
                             High Price     Low Price    High Price    Low Price
                             ------------------------    -----------------------
First Quarter                $ 17 3/4       $ 16 3/8      $ 18 5/8      $ 14 1/2
Second Quarter               $ 17 3/4       $ 16          $ 18 1/8      $ 16 1/4
Third Quarter                $ 17 7/8       $ 16 3/4      $ 17 3/8      $ 16
Fourth Quarter               $ 17           $ 15 7/8      $ 17 3/8      $ 16 1/8

As of February 1, 1995 there were approximately 1,199 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:


                             1994        1993      1992       1991       1990
                             ----        ----      ----       ----       ----
First Quarter               $ .415      $.415     $ .40       $.375     $ .37
Second Quarter                .415       .415       .41        .380       .37
Third Quarter                 .415       .415       .41        .390       .37
Fourth Quarter                .420       .415       .41        .395       .37
                            ------      -----     -----       -----     -----
                            $1.665      $1.66     $1.63       $1.54     $1.48
                            ======      =====     =====       =====     =====

Item 6.  SELECTED FINANCIAL DATA

Financial highlights for the Trust for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 were as follows:

                                      1994 (1)         1993 (1)           1992 (1)          1991                1990
------------------------------------------------------------------------------------------------------------------------
Revenues                            $18,826,000      $18,263,000        $19,047,000      $19,865,000         $19,435,000

Net Income (Loss)                   $14,312,000      $12,259,000       ($ 1,782,000)     $10,795,000         $ 9,205,000

Cash Available for
  Distribution (2)                  $17,656,000      $15,028,000        $13,829,000      $14,253,000         $12,899,000

Per Share Data:
Net Income (Loss)                         $1.60            $1.45            ($ 0.25)          $ 1.53              $ 1.31

Dividends                               $ 1.665           $ 1.66             $ 1.63           $ 1.54              $ 1.48

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Cash available for distribution or reinvestment, which does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity, is calculated as follows:

                                        1994            1993               1992             1991                1990
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                   $14,312,000      $12,259,000       ($ 1,782,000)     $10,795,000         $ 9,205,000
Depreciation
  and amortization                    3,282,000        3,140,000          3,144,000        3,165,000           3,152,000
Amortization of interest
  rate cap                               62,000            --                 --               --                  --
Provision for investment losses           --               --            12,467,000          350,000             150,000
(Gain) loss on investment
  in marketable securities                --               --                 --             (57,000)            392,000
Gain on disposal of assets                --            (371,000)             --               --                  --
                                    ------------------------------------------------------------------------------------
Total                               $17,656,000      $15,028,000        $13,829,000      $14,253,000         $12,899,000
                                    ====================================================================================

----------------------------------------------------------------------------------------------------------------------
At End of Period                    1994              1993              1992               1991               1990
----------------------------------------------------------------------------------------------------------------------
Total Assets                    $128,907,000      $126,657,000      $126,885,000       $136,369,000       $141,227,000

Debt                            $ 21,283,000      $ 18,947,000      $ 49,600,000       $ 45,845,000       $ 50,940,000
----------------------------------------------------------------------------------------------------------------------

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Trust commenced operations on December 24, 1986. The Trust has investments in fourteen facilities located in nine states. These investments include: (i) ownership of five acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to an affiliate of Rehab Systems Company ("Rehab Systems"), a subsidiary of NovaCare, Inc. (NovaCare, Inc. has agreed to sell the stock of Rehab Systems Company to HEALTHSOUTH Corp., however, this transaction has not yet been completed); (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Medical Care America ("MCA")' (v) a loan made to a company for the construction and potential purchase of one single tenant and two multi-tenant medical office buildings; (vi) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center and; (vii) a shared appreciation mortgage on Lake Shore Hospital, a psychiatric hospital which is currently in default under the terms of its mortgage loan agreement with the Trust. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the affiliate of Rehab Systems is guaranteed by Rehab Systems and the lease to the outpatient surgery center is guaranteed by MCA. The terms of the medical office building construction loan are described below.

It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1994, dividends of $1.665 per share, or $14,897,000 in the aggregate, were declared and paid.

Net cash generated by operating activities increased to $18.2 million in 1994 from $14.7 million in 1993 and $13.8 million in 1992. The $3.5 million increase in net cash provided by operating activities in 1994 as compared to 1993 was due primarily to the $1.5 million of cash received during 1994 related to the settlement agreement on Lake Shore Hospital and a $1.4 million decrease in interest paid due to the reduction in the Trust's average outstanding borrowings and lower effective interest rates together with the timing of 1992 accrued interest which was paid in early 1993. The $900,000 increase in cash provided by operating activities in 1993 as compared to 1992 was due primarily to a $1.4 million reduction in interest paid due to a reduction in the average outstanding borrowings and the timing of 1992 accrued interest payments as mention above. During 1994, the $18.2 million of cash flows generated from operations and the $2.1 million of additional borrowings were used primarily to pay dividends ($14.9 million) and purchase the real property of a medical building held for lease ($6.3 million).

During 1993, the Trust generated $14.7 million from operations, $32.6 million from the issuance of an additional 1.9 million shares of beneficial interest at $18.25 per share and $3.2 million from the sale of the real estate assets of a psychiatric facility. These funds were used primarily to repay indebtedness under the Trust's revolving credit facility ($31.6 million), pay dividends ($14.1 million), invest in a mortgage loan receivable and acquire additional real estate assets. During 1992, the $13.8 million of cash generated from operations and $3.8 million of additional net borrowings were used primarily to pay dividends ($11.5 million) and advance funds pursuant to the terms of a construction note receivable ($5.0 million).

From 1992 through 1994, the Trust funded $11.8 million ($5.1 million in 1992, $6.1 million in 1993 and $584,000 in 1994) including interest due on the loan, under the terms of a $14.1 million construction loan agreement for a medical office building and expansion of a hospital owned by an unaffiliated major hospital company. The Trust received principal and interest payments on the loan totaling $9.0 million in 1993 and $2.8 million in 1994 thereby repaying and terminating the loan agreement.

During the first quarter of 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan on Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments ($600,000 during the first quarter of 1994 and $900,000 during the second quarter of 1994) and was originally scheduled to receive free and clear title to Lake Shore Hospital by June 30, 1994. Due to delays in removing liens recorded against the real property of Lake Shore Hospital, Community Care Systems, Inc. has not yet conveyed free and clear title of Lake Shore Hospital to the Trust. A foreclosure sale is scheduled to be completed in the second quarter of 1995, which is expected to result in the Trust's receipt of the real property of Lake Shore Hospital free and clear of all liens. The Trust continues to market the property in an effort to sell or lease it to a qualified operator. Of the $1.5 million received during the first six months of 1994, $450,000 has been reserved for future expenses related to the settlement of Lake Shore Hospital and the remaining $1,050,000 was included in net income and recorded as recovery of investment losses.

In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California for $6.3 million. The 37,800 square foot medical office building is leased to seven tenants, including an outpatient surgery center operated by Medical Care America, under terms of leases with expiration dates ranging from November of 1999 to March of 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

During 1994, the Company entered into a new $45 million non-amortizing revolving credit agreement (the "Agreement") which provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4%, Eurodollar rate plus 3/4% or the prime rate. A fee of 3/8% is required on the unused portion of this commitment. As of December 31, 1994, the Trust has $25 million of unused borrowing capacity under its revolving credit facility. The Agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds of any new equity proceeds offering.

The Trust has entered into interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in the interest rates on its floating rate revolving credit notes. The outstanding swap agreements in the amounts of $5 million each mature in April, 1997 and May, 1999 and effectively fix the interest rate on $10 million of variable rate debt at 7.6%. The interest rate cap, for which the Trust paid $622,750, matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate cap was purchased in June, 1994 in anticipation of certain borrowing transactions by the Trust. A portion of the borrowings were made in 1994 and the remaining borrowings are expected to be made in 1995. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties, which are rated A or better by Moody's Investors Service. At December 31, 1994, termination of the interest rate swaps would have resulted in payments to the Trust of $321,074 and termination of the interest rate cap would have resulted in a payment to the Trust of $733,723.

Covenants related to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, increase dividends in excess of 95% of cash flow and limit the aggregate amount of mortgage receivables. Management of the Trust believes that cash generated from operations and other available sources of capital will be sufficient to fund current operations, repay current maturities of long-term debt, finance planned expenditures and permit distributions to shareholders so as to comply with the applicable sections of the Internal Revenue Code governing real estate investment trusts.

Results of Operations
                             1994 Compared to 1993

Total revenues increased 3% in 1994 to $18.8 million from $18.3 million in 1993. The $563,000 increase in net revenue was attributable to (i) a $194,000 increase in total base rentals resulting from a $1,006,000 increase in base rentals from non-related parties partially offset by a $812,000 decrease in base rentals from UHS facilities (see below); (ii) an increase of $307,000 in interest income consisting of $633,000 of interest earned on the $6.5 million mortgage loan advanced in December of 1993, partially offset by a $320,000 decrease in the interest earned under the terms of the construction loan which was fully repaid during the third quarter of 1994; and (iii) a $62,000 increase in bonus rentals which are computed as a percentage of each facilities revenue in excess of base year amounts. The decrease in the base rentals from UHS facilities and corresponding increase in base rentals from non-related parties is due to the increase in the invested real estate assets and the lease rate of an acute care facility which was sold by UHS, the former owner and operator, to THC in December of 1993. A new eight year lease on this facility commenced in December, 1993. Approximately $124,000 and $130,000 of the Trust's 1994 and 1993 bonus rentals, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. This program is scheduled to terminate in August, 1995 and the Trust can not predict whether these programs will continue beyond the scheduled termination date.

For the twelve months ended December 31, 1994, three of the leases with UHS subsidiaries, not including the lease on Westlake Medical Center (Westlake), and one with a non-related party, were with facilities that did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the total 1994 rent expense payable to the Trust. These leases, one of which matures in 1999, one in 2000 and two in 2001, generated rental income to the Trust equal to 7%, 6% and 17%, respectively,of the Trust's total rental income for the twelve months ended December 31, 1994. For the twelve months ended December 31, 1994, Westlake, which generated 13% of the Trust's 1994 total rental income and whose lease matures in 2000, also did not generate sufficient EBITDAR to cover its 1994 rent expense payable to the Trust. Subsequent to December 31, 1994, the Trust has accepted substitution properties in exchange for the real assets of Westlake (see Relationship to Universal Health Services, Inc. in Item 1). Management of the Trust cannot predict whether the remaining three leases with subsidiaries of UHS (which have initial renewal options at the existing lease rates), or any of the Trust's other leases will be renewed at the end of their initial terms. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another.

The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's facilities. The Trust's facilities have experienced growth in outpatient utilization over the past several years. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations
(HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Trust expects growth in outpatient services to continue, although the rate of growth may be moderated in the future.

An increased proportion of the Trust's hospitals revenue is derived from fixed payment services, including Medicare and Medicaid. Management of the Trust's hospitals expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Trust's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals. In addition to the Medicare and Medicaid programs, other payers continue to actively negotiate the amounts they will pay for services performed. In general, management of the Trust's hospitals expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate. The Trust is unable to predict the rate of growth of the net revenues of its facilities and the resulting impact on bonus revenues, which are computed as a percentage of each facility's revenues in excess of base year amounts, because the net revenues of the Trust's facilities are dependent upon developments in medical technologies and physician practice patterns, both of which are beyond the control of management of the facilities.

In addition to the trends described above that continue to have an impact on the revenues of the Trust's facilities, there are a number of other, more general factors affecting the Trust's facilities. The healthcare industry faces increased uncertainty with respect to the level of payer payments because of national and state efforts to reform healthcare. These efforts include proposals at all levels of government to contain healthcare costs while making quality, affordable health services available to more Americans. The Trust is unable to predict which proposals, if any, will be adopted or the resulting implications for healthcare providers at this time.

Cash available for distribution or reinvestment, which is the sum of net income plus depreciation & amortization and amortization of interest rate cap, less gain on disposal of assets, totalled $17.7 million and $15.0 million for 1994 and 1993,respectively. Cash available for distribution or reinvestment does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Included in the financial results for 1994, and recorded as (recovery of)/provision for investment losses, was ($1.5 million) of cash payments received related to the Lake Shore Hospital settlement agreement and ($184,000) of proceeds received during the year related to an investment in marketable equity securities which was written down to zero in a prior year. Partially offsetting these amounts was a $450,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital.

Interest expense decreased $759,000 in 1994 as compared to 1993, due to lower average outstanding borrowings and lower effective interest rates.

Depreciation and amortization increased $142,000 in 1994 as compared to 1993 due primarily to $79,000 of accelerated amortization of financing fees related to the old revolving credit agreement recorded during 1994 and increased depreciation expense on the $1.9 million of additional real estate assets purchased by the Trust in December of 1993 related to its sub-acute care facility in Chicago, Illinois leased to THC.

Included in the financial results for 1993 was a $371,000 gain on the disposition of a psychiatric facility sold by the Trust during the first quarter of 1993.

Net income for 1994 was $14.3 million or $1.60 per share compared to $12.3 million or $1.45 per share in 1993.

                             1993 Compared to 1992

Total revenues decreased 4% in 1993 to $18.3 million from $19.0 million in 1992. The decrease in revenues in 1993 as compared to 1992 was partially due to a $423,000 decrease in base rentals due to the disposition of a psychiatric facility in the first quarter of 1993 and a reduction in the base rate, effective March 1993, on a UHS facility which is adjusted every five years to a 4% margin over the then prevailing five-year Treasury rate. Interest income decreased $348,000 in 1993 as compared to 1992 due to approximately $700,000 of interest income on the Lake Shore Hospital mortgage covering the period of January through mid-May 1992 being included in the 1992 revenue. Partially offsetting this decrease in interest income was a $360,000 increase in the interest income earned on a construction loan which commenced in the third quarter of 1992. Approximately $130,000 and $300,000 of the Trust's 1993 and 1992 bonus rentals, respectively, were attributable to special Medicaid reimbursement programs (see discussion of 1994 Results of Operations).

Interest expense decreased $1.9 million in 1993 as compared to 1992, due primarily to lower outstanding borrowings. During 1993, the Trust issued an additional 1,900,000 shares of beneficial interest which generated approximately $32.6 million of net proceeds. These proceeds were used primarily to repay indebtedness under the Trust's revolving credit agreement.

Included in the financial results for 1993 was a $371,000 gain on the disposition of a psychiatric facility sold by the Trust during the first quarter of 1993. During 1992, the Trust recorded a $12.5 million provision for investment loss to fully reserve the Lake Shore Hospital mortgage note receivable.

Net income for 1993 was $12.3 million or $1.45 per share compared to a net loss for 1992 of ($1.8) million or ($0.25) per share.

Cash available for distribution or reinvestment, which is the sum of net income plus depreciation and amortization, plus provision for investment losses, minus gain on disposal of assets, totaled $15.0 million in 1993 and $13.8 million in 1992, respectively. Cash available for distribution or reinvestment does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Trust's Balance Sheets and its Statements of Operations, Changes in Shareholders' Equity and Cash Flows, together with the report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Financial Statements and Schedules."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994. See also "Executive Officers of the Registrant" appearing in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)  Financial Statements and Financial Statement Schedules:

               1)   Report of Independent Public Accountants

               2)   Financial Statements
                    Balance Sheets - December 31, 1994 and December 31, 1993. Statements of Operations - Years Ended December 31, 1994, 1993 and 1992.
                    Statements of Changes in Shareholders' Equity - Years Ended December 31, 1994, 1993 and 1992.
                    Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992.
                    Notes to Financial Statements

               (3)  Schedules
                    Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992.
                    Schedule III - Real Estate and Accumulated Depreciation - December 31, 1994.
                    Notes to Schedule III - December 31, 1994.

      (b)  Reports on Form 8-K:
                           No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

      (c)  Exhibits:

           3.1 Declaration of Trust, dated as of August 1986, previously filed as Exhibit 3.1 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

           3.2 Amendment to Declaration of Trust, dated as of June 23, 1993, previously filed as Exhibit 3.2 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

           3.3 Amended and restated bylaws, filed as Exhibit 3.2 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

          10.1 Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and The Trust, previously filed as Exhibit 10.2 to the Trust's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

          10.2 Agreement effective January 1, 1995, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

          10.3 Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

          10.4 Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

          10.5 Share Option Agreement, dated as of December 24, 1986, between the Trust and Universal Health Services, Inc., previously filed as Exhibit 10.4 to the Trust's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

          10.6 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

          10.7 Loan Agreement dated August 30, 1988 between the Trust and Lake Shore Hospital, Inc., previously filed as Exhibit 10.1 to the Trust's quarterly report on Form 10-Q for the quarter ended September 30, 1988, is incorporated herein by reference.

          10.8 Contract of Acquisition dated August 31, 1988 between the Trust, Rehab Systems Company, Inc. and Tri-State Regional Rehabilitation Hospital, Inc., previously filed as Exhibit 10.2 to the Trust's September 30, 1988 Form 10-Q, is incorporated herein by reference.

          10.9 Key Employees' Restricted Share Purchase Plan approved by the Trustees on December 1, 1988 which authorized the issuance of up to 50,000 common shares, previously filed as Exhibit 10.11 to the Trust's Annual Report on form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

          10.10 Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

          10.11 1988 Non-Statutory Stock Option Plan, as amended, previously filed as Exhibit 10.13 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

          10.12 Loan Agreement and Deed of Trust Note between Concord/Reston Limited Partnership and Universal Health Realty Income Trust dated August 13, 1992, previously filed as Exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

          10.13 Revolving Credit Agreement dated as of March 7, 1994, by and among Universal Health Realty Income Trust, CoreStates Bank, N.A., as agent, The First National Bank of Boston and First Fidelity Bank, National Association, previously filed as Exhibit 10.13 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, as incorporated herein by reference.

          10.14 Lease dated December 22, 1993, between Universal Health Realty Income Trust and THC-Chicago, Inc. as lessee, previously filed as Exhibit 10.14 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

          10.15 Mortgage Modification, Consolidation and Extension Agreement and Consolidated Note dated December 28, 1993 in the amount of $6,500,000.00 from Crouse Irving Memorial Properties, Inc. to Universal Health Realty Income Trust, previously filed as Exhibit 10.15 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

          10.16 Agreement for Purchase and Sale and Repurchase Agreement dated as of November 4, 1994 between Fresno-Herndon Partners, Limited and Universal Health Realty Income Trust.

          10.17 Agreement of Purchase and Sale, and Construction Loan Agreement dated as of December 20, 1994 between Turner Adreac, L.C. and Universal Health Realty Income Trust.

          27. Financial Data Schedule.

          28.1 Dividend Reinvestment Plan for Stockholders, previously filed as
Exhibit 28.1 to the Trust's Form 10-Q for the quarter ended March 31, 1987, is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 14, 1995
                                   UNIVERSAL HEALTH REALTY INCOME TRUST
                                             (Registrant)


             By:    /s/  Alan B. Miller
                    -------------------------------------
                    Alan B. Miller, Chairman of the Board
                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date                        Signature and Title
          ----                        -------------------

                                      /s/  Alan B. Miller
                                      -------------------------------------
     March  14, 1995                  Alan B. Miller, Chairman of the Board
                                      and Chief Executive Officer

                                      /s/  Daniel M. Cain
                                      -------------------------------------
     March  15, 1995                  Daniel M. Cain, Trustee

                                      /s/  Peter Linneman
                                      -------------------------------------
     March  15, 1995                  Peter Linneman, Trustee

                                      /s/  Myles H. Tanenbaum
                                      -------------------------------------
     March  15, 1995                  Myles H. Tanenbaum, Trustee

                                      /s/  Michael R. Walker
                                      -------------------------------------
     March  15, 1995                  Michael R. Walker, Trustee

                                      /s/  Kirk E. Gorman
                                      -------------------------------------
     March  14, 1995                  Kirk E. Gorman, President, Chief
                                      Financial Officer, Secretary and Trustee

                                      /s/  Charles F. Boyle
                                      -------------------------------------
     March  14, 1995                  Charles F. Boyle, Vice President and
                                      Controller

                                      /s/  Cheryl K. Ramagano
                                      -------------------------------------
     March  14, 1995                  Cheryl K. Ramagano, Vice President and
                                      Treasurer

                                      /s/  Timothy J. Fowler
                                      -------------------------------------
     March  16, 1995                  Timothy J. Fowler, Vice President,
                                      Acquisitions and Development

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                F-2

Balance Sheets - December 31, 1994 and December 31, 1993                F-3

Statements of Operations - Years Ended December 31, 1994,
1993 and 1992                                                           F-4

Statements of Changes in Shareholders' Equity - Years Ended
December 31, 1994, 1993 and 1992                                        F-5

Statements of Cash Flows - Years Ended December 31, 1994,
1993 and 1992                                                           F-6

Notes to Financial Statements                                           F-7

Schedule II - Valuation and Qualifying Accounts -
Years Ended December 31, 1994, 1993 and 1992                            F-16

Schedule III - Real Estate and Accumulated Depreciation -
December 31, 1994                                                       F-17

Notes to Schedule III                                                   F-18

                    Report of Independent Public Accountants




To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying balance sheets of Universal Health Realty Income Trust (a Maryland real estate investment trust) as of December 31, 1994 and 1993 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust, as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules on Page F-1 are presented for the purpose of complying with the Securities and Exchange Commission's Rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP


Philadelphia, Pennsylvania
January 17, 1995

                      Universal Health Realty Income Trust
                                 Balance Sheets


                                                            December 31,
                                                         ------------------
Assets:                                                  1994          1993
-------                                                  ----          ----
Real Estate Investments:
   Buildings & improvements                          $119,587,000  $114,321,000
   Accumulated depreciation                           (22,646,000)  (19,519,000)
                                                     ------------  ------------
                                                       96,941,000    94,802,000
   Land                                                23,482,000    22,463,000
   Mortgage loans receivable, net (Note 7)              6,440,000     6,436,000
   Construction loan note receivable, net (Note 7)      1,143,000     2,103,000
   Reserve for investment losses (Note 7)                (490,000)      (77,000)
                                                     ------------  ------------
     Net Real Estate Investments                      127,516,000   125,727,000

Other Assets:
   Cash                                                     2,000        44,000
   Bonus rent receivable from UHS                         621,000       769,000
   Rent receivable from non-related parties                68,000            --
   Construction and mortgage loan interest receivable       3,000        14,000
   Deferred charges, net                                  697,000       103,000
                                                     ------------  ------------
                                                     $128,907,000  $126,657,000
                                                     ============  ============
Liabilities and Shareholders' Equity:
-------------------------------------
Liabilities:
   Bank borrowings                                   $ 20,320,000  $ 18,040,000
   Note payable to UHS                                    963,000       907,000
   Accrued interest                                       117,000        39,000
   Accrued expenses & other liabilities                   698,000       641,000
   Tenant reserves, escrows, deposits and prepaid
     rental                                               364,000            --

Commitments and Contingencies

Shareholders' Equity:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding............                         --            --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 8,947,192 shares
         in 1994 and 1993...............                   89,000        89,000
   Capital in excess of par value.......              128,643,000   128,643,000
   Cumulative net income ...............               70,412,000    56,100,000
   Cumulative dividends ................              (92,699,000)  (77,802,000)
                                                     ------------  ------------
     Total Shareholders' Equity                       106,445,000   107,030,000
                                                     ------------  ------------
                                                     $128,907,000  $126,657,000
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                            Statements of Operations


                                                         Year ended December 31,
                                                 ------------------------------------------
                                                 1994               1993               1992
                                                 ----               ----               ----
Revenues (Note 2):
------------------
   Base rental - UHS facilities               $13,267,000         $14,079,000        $14,596,000
   Base rental - Non-related parties            2,097,000           1,091,000            997,000
   Bonus rental                                 2,629,000           2,567,000          2,580,000
   Interest (Note 7)                              833,000             526,000            874,000
                                              -----------         -----------        -----------
                                               18,826,000          18,263,000         19,047,000
                                              -----------         -----------        -----------


Expenses:
---------
   Depreciation and amortization                3,282,000           3,140,000          3,144,000
   Interest expense                             1,146,000           1,905,000          3,838,000
   Advisory fees to UHS (Note 2)                  909,000             880,000            913,000
   Other operating expenses                       411,000             450,000            467,000
   (Recovery of) provision for investment
     losses (Notes 7 & 9)                      (1,234,000)             --             12,467,000
                                              -----------         -----------        -----------
                                                4,514,000           6,375,000         20,829,000
                                              -----------         -----------        -----------

   Income (loss) before gain on disposal of
     assets                                    14,312,000          11,888,000         (1,782,000)

   Gain on disposal of assets                      --                 371,000             --

                                              -----------         -----------        -----------
           Net Income (Loss)                  $14,312,000         $12,259,000        ($1,782,000)
                                              ===========         ===========        ===========

      Net Income (Loss) Per Share                   $1.60               $1.45             ($0.25)
                                              ===========         ===========        ===========

   Weighted Average Shares Outstanding          8,947,486           8,457,082          7,047,192
                                              ===========         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Statements of Changes in Shareholders' Equity
              For the Years Ended December 31, 1994, 1993 and 1992

                                    Common Shares
                               -----------------------       Capital in
                                 Number                      excess of       Cumulative         Cumulative
                               of Shares        Amount       par value       net income         dividends
                               ---------        ------       ---------       ----------         ----------
January 1, 1992                 7,047,192      $70,000     $96,085,000      $45,623,000       ($52,251,000)

Net Loss                          --           --              --            (1,782,000)           --

Dividends ($1.63/share)           --           --              --               --             (11,487,000)

Amortization of
   deferred compensation          --           --                7,000          --                 --
------------------------------------------------------------------------------------------------------------

January 1, 1993                 7,047,192       70,000      96,092,000       43,841,000        (63,738,000)

Net Income                        --           --              --            12,259,000            --

Dividends ($1.66/share)           --           --              --               --             (14,064,000)

Net proceeds from issuance
  of shares of beneficial
  interest                      1,900,000       19,000      32,551,000          --                 --
------------------------------------------------------------------------------------------------------------

January 1, 1994                 8,947,192       89,000     128,643,000       56,100,000        (77,802,000)

Net income                        --           --              --            14,312,000            --

Dividends ($1.665/share)          --           --              --               --             (14,897,000)

------------------------------------------------------------------------------------------------------------
December 31, 1994               8,947,192      $89,000    $128,643,000      $70,412,000       ($92,699,000)
============================================================================================================

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                            Statements of Cash Flows

                                                                     Year ended December 31,
                                                              -------------------------------------
                                                              1994             1993            1992
                                                              ----             ----            ----
Cash flows from operating activities:
  Net income (loss)                                         $14,312,000      $12,259,000     ($1,782,000)
  Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation & amortization                            3,282,000        3,140,000       3,144,000
       Provision for investment losses                          450,000            --         12,467,000
       Amortization of interest rate cap                         62,000            --              --
       Loss (gain) on disposal of assets                         15,000         (371,000)          --
       Gain on investment in marketable securities             (184,000)           --              --
  Changes in assets and liabilities:
       Rent receivable                                           80,000         (161,000)       (118,000)
       Accrued expenses and other accrued liabilities            57,000          137,000          11,000
       Prepaid rental                                            92,000            --              --
       Construction and mortgage loan interest receivable        11,000          488,000        (113,000)
       Accrued interest                                          78,000         (477,000)         68,000
       Reserve for investment losses                            (37,000)        (173,000)          --
       Deferred charges & other                                 (19,000)        (114,000)        119,000
                                                            -----------      -----------     -----------
          Net cash provided by operating activities          18,199,000       14,728,000      13,796,000
                                                            -----------      -----------     -----------
Cash flows from investing activities:
  Sale of real property                                          40,000        3,218,000           --
  Acquisition of real property                               (6,340,000)      (2,062,000)          --
  Advances under construction note receivable                (1,727,000)      (6,103,000)     (5,016,000)
  Repayments under construction note receivable               2,759,000        8,612,000           --
  Proceeds from investments in marketable securities            184,000            --              --
  Other                                                         272,000            --              --
  Advances under mortgage loan receivable                         --          (6,500,000)          --
                                                            -----------      -----------     -----------
         Net cash used in investing activities               (4,812,000)      (2,835,000)     (5,016,000)
                                                            -----------      -----------     -----------
Cash flows from financing activities:
  Additional borrowings, net of financing costs               2,091,000            --          5,350,000
  Repayment of debt                                               --         (31,560,000)     (1,595,000)
  Purchase of interest rate cap                                (623,000)           --              --
  Dividends paid                                            (14,897,000)     (14,064,000)    (11,487,000)
  Proceeds from issuance of shares of beneficial
    interest, net                                                 --          32,570,000           --
                                                            -----------      -----------     -----------
         Net cash used in financing activities              (13,429,000)     (13,054,000)     (7,732,000)
                                                            -----------      -----------     -----------
  (Decrease) increase in cash                                   (42,000)      (1,161,000)      1,048,000
  Cash, beginning of period                                      44,000        1,205,000         157,000
                                                            -----------      -----------     -----------
  Cash, end of period                                            $2,000          $44,000      $1,205,000
                                                            ===========      ===========     ===========

  Supplemental disclosures of cash flow information:
                                  Interest paid              $1,012,000       $2,382,000      $3,770,000
                                                            ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                         Notes to Financial Statements
                               December 31, 1994

(1) Summary of Significant Accounting Policies

Universal Health Realty Income Trust (the "Trust") is organized as a Maryland real estate investment trust. The Trust operates as a real estate investment trust and owns or holds mortgages and construction loan receivables on acute care, sub-acute care, and other health care facilities, some of which are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

Federal Income Taxes

No provision has been made for Federal income tax purposes since the Trust qualifies as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intends to continue to remain so qualified. As such, it is required to distribute at least 95 percent of its real estate investment taxable income to its shareholders.

The Trust is subject to a Federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Trust's ordinary income plus 95% of any capital gain income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Real Estate Properties

The Trust records acquired real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives of 25 to 45 years.

Per Share Data

Net income per share is based on the weighted average number of common shares of beneficial interest outstanding during the year adjusted to give effect to common share equivalents, consisting of stock options.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Trust considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents.

Interest Rate Protection Agreements

In managing interest rate exposure, the Trust at times enters into interest rate swap agreements and interest rate cap agreements. When interest rates change, the differential to be paid or received under the Trust's interest rate swap agreements is accrued as interest expense and is recognized over the life of the agreements. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in deferred charges in the accompanying balance sheet. Amounts receivable under the cap agreements is accrued as a reduction of interest expense.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory and to the termination rights of the parties. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1995. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1994, 1993 and 1992. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1994, 1993 and 1992, 83%, 91% and 89%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. UHS has unconditionally guaranteed the obligations of its subsidiariesunder these leases. Revenues received from UHS and from other non-related parties were as follows:


                                               Year Ended December 31,
                                     ---------------------------------------
                                        1994          1993          1992
                                        ----          ----          ----
Base rental - UHS facilities         $13,267,000   $14,079,000   $14,596,000
Base rental - Non-related parties      2,097,000     1,091,000       997,000
                                     -----------   -----------   -----------
  Total base rental                   15,364,000    15,170,000    15,593,000
                                     -----------   -----------   -----------
Bonus rental - UHS facilities          2,414,000     2,474,000     2,450,000
Bonus rental - Non-related parties       215,000        93,000       130,000
                                     -----------   -----------   -----------
  Total bonus rental                   2,629,000     2,567,000     2,580,000
                                     -----------   -----------   -----------
Interest - Non-related parties           833,000       526,000       874,000
                                     -----------   -----------   -----------
  Total revenues                     $18,826,000   $18,263,000   $19,047,000
                                     ===========   ===========   ===========

At December 31, 1994, approximately 7.7% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

Certain officers and directors of the Trust are also officers and/or directors of UHS.

(3)  Acquisitions and Dispositions

1994 - In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California, for $6.3 million. The 37,800 square foot Medical office Building is leased to seven tenants, including an outpatient surgery center operated by Medical Care America, under the terms of leases with expiration dates ranging from November, 1999 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

During the fourth quarter of 1994, UHS signed a letter of intent to purchase an acute and psychiatric care facility in exchange for cash and two acute care facilities including the real estate assets of Westlake, a 126 bed hospital of which the Trust owns the majority of real estate assets. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust has accepted substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake was approximately $19 million) consisting of additional real estate assets currently owned by UHS but related to three acute care facilities (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center), currently owned by the Trust and operated by UHS. These additional real estate assets represent major additions and expansions made to these facilities since the purchase of the properties from UHS in 1986. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Bonus rental on the substituted properties will be equal to 1% of the revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue. The exchange of real estate assets between the Trust and UHS is expected to occur during the second quarter of 1995.

1993 - The Trust sold the real property of Live Oak Hospital, which had a net book value of approximately $2.8 million, to UHS for the Trust's original purchase price of $3.2 million. Operations at this facility were discontinued during the first quarter of 1992. The base rental payments continued under the existing lease until the date of sale. The transaction resulted in a $371,000 gain which is included in the Trust's first quarter 1993 financial results.

In December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers. Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $907,000 at December 31, 1993. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. In connection with this transaction, UHS' lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC for the real property of this facility.

Also during 1993, the Trust purchased for approximately $1.1 million, 20 additional beds which were added to the Tri-State Regional Rehabilitation Hospital.

(4)  Leases

All of the Trust's leases are classified as operating leases with initial terms ranging from 5 to 15 years with up to six 5-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and may earn periodic additional rents (see Note 2). The additional rent payments are generally computed as a percentage of facility net patient receipts or CPI increase in excess of a base amount. The base year amount is net patient receipts for the first full year of the lease.

Minimum future base rents on noncancelable leases are as follows:

                1995                        $ 16,082,000
                1996                          16,112,000
                1997                          16,142,000
                1998                          16,166,000
                1999                          16,182,000
                Later Years                   24,800,000
                                            ------------
                Total Minimum Base Rents    $105,484,000
                                            ============

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the Fresno-Herndon Medical Plaza are required to pay their pro-rata share of the property's operating costs.

(5)  Debt

During 1994, the Company entered into a new $45 million non-amortizing revolving credit agreement (the "Agreement") which provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4%, Eurodollar rate plus 3/4% or the prime rate. A fee of 3/8% is required on the unused portion of this commitment. There are no compensating balance requirements. The Agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Agreement contains a provision whereby the commitments will be reduced by 50% of any new equity proceeds. At December 31, 1994, the Trust had $24,680,000 of unused borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1994, 1993 and 1992 were $15,218,000, $21,400,000, and $45,237,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 5.3%, 4.5% and 4.8%. The maximum amounts outstanding at any month end were $20,320,000, $47,565,000, and $49,600,000 during 1994, 1993 and 1992, respectively.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to be made to comply with the applicable section of the Internal Revenue Code and regulated regulations governing real estate investment trusts.

During 1994, the Trust has entered into two interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in the interest rates on its floating rate revolving credit notes. The outstanding swap agreements in the amounts of $5 million each mature in April, 1997 and May, 1999 and effectively fix the interest rate on $10 million of floating rate revolving credit notes at 7.6%. The interest rate cap, for which the Trust paid $622,750,

(unamortized premium of $560,475 at December 31, 1994) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate cap was purchased in June, 1994 in anticipation of certain borrowing transactions by the Trust. A portion of the borrowings were made in 1994 and the remaining borrowings are expected to be made in 1995. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.7%, 8.3% and 8.3% during 1994, 1993 and 1992, respectively. Additional interest expense recorded as a result of the Trust's hedging activity was $109,427, $410,876 and $1,609,475 in 1994, 1993 and
1992, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps would have resulted in payments to the Trust of $321,074 and termination of the interest rate cap would have resulted in a payment to the Trust of $733,723. The fair value of the interest rate swap and cap agreements at December 31, 1994 reflects the estimated amounts that the Trust would receive to terminate the contracts based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.665 per share were declared and paid in 1994, of which $1.528 was ordinary income and $0.137 was a return of capital distribution. Dividends of $1.66 per share were declared and paid in 1993, of which $0.75 was ordinary income, $0.81 was a return of capital distribution and $0.10 was capital gain to the shareholders for income tax purposes. Dividends of $1.63 per share were declared and paid in 1992, none of which represented a return of capital or capital gain distribution.

(7)  Financing

During the fourth quarter of 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time after six months from the loan commencement date, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($60,000 as of December 31, 1994) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 9.8% during 1994.

In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

From 1992 through 1994, the Trust funded $11.8 million ($5.1 million in 1992, $6.1 million in 1993 and $584,000 in 1994) including interest due on the loan, under the terms of a $14.1 million construction loan agreement for a medical office building and expansion of a hospital owned by an unaffiliated major hospital company. The Trust received principal and interest payments on the loan totaling $9.0 million in 1993 and $2.8 million in 1994 thereby repaying and terminating the loan agreement.

During the first quarter of 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan on Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments ($600,000 during the first quarter of 1994 and $900,000 during the second quarter of 1994) and was originally scheduled to receive free and clear title to Lake Shore Hospital by June 30, 1994. Due to delays in removing liens recorded against the real property of Lake Shore Hospital, Community Care Systems, Inc. has not yet conveyed free and clear title of Lake Shore Hospital to the Trust. A foreclosure sale is scheduled to be completed in the second quarter of 1995, which is expected to result in the Trust's receipt of the real property of Lake Shore Hospital free and clear of all liens. The Trust continues to market the property in an effort to sell or lease it to a qualified operator. Of the $1.5 million received during the first six months of 1994, $450,000 has been reserved for future expenses related to the settlement of Lake Shore Hospital and the remaining $1,050,000 was included in net income as recovery of investment losses.

(8) Incentive Plans

During 1988, the Trustees approved a Key Employees' Restricted Share Purchase Plan. Under the terms of this plan, which expires in 1998, up to 50,000 shares have been reserved for issuance to key employees. Eligible employees may purchase shares of the Trust at par value subject to certain restrictions. The restrictions lapse over four years if the employee remains employed by the Trust. In 1988, 2,500 shares were issued under this plan. As of December 31, 1992, the restrictions had lapsed on the entire 2,500 shares.

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1994, no shares have been issued under the terms of this plan.

During 1992, the Trust amended the 1988 Non-Statutory Stock Option Plan to increase the number of shares reserved under the plan from 50,000 to 200,000. As of December 31, 1994, options to purchase 115,000 shares of beneficial interest were outstanding, of which 105,000 were granted to officers of the Trust during 1992 at an exercise price of $16.875 per share and 10,000 were granted to an officer of the Trust during 1993 at an exercise price of $16.125. As of December 31, 1994, none of the options had been exercised. As of December 31, 1994, all of the options were exercisable at an aggregate purchase price of $1,993,125.

(9)  Sale of Marketable Securities

During 1994, the Trust received $107,000 related to a class action lawsuit settlement filed against a real estate investment trust in which the Trust owned marketable securities. Also during the year, the Trust sold the remainder of its investment in the marketable securities of the real estate investment trust for total net proceeds of $77,000. The entire $184,000 generated from the settlement and sale transactions are included in net income (recovery of provision for investment losses) since the carrying value of this investment was reduced to zero in 1990.

(10) Quarterly Results (Unaudited)

                                                   1994
----------------------------------------------------------------------------------------
                         First        Second        Third       Fourth
                        Quarter       Quarter      Quarter      Quarter        Total
----------------------------------------------------------------------------------------
Revenues             $ 4,653,000   $ 4,820,000   $ 4,661,000   $ 4,692,000   $18,826,000

Net Income           $ 3,632,000   $ 4,199,000   $ 3,232,000   $ 3,249,000   $14,312,000

Earnings Per Share   $      0.41   $      0.47   $      0.36   $      0.36   $      1.60

During 1994, the Trust received $1.5 million of cash payments (recorded as recovery of investment losses) related to the settlement agreement on Lake Shore Hospital (See Note 7) of which $600,000 was received during the first quarter and $900,000 was received during the second quarter. Partially offsetting the net income effect of these cash proceeds was a $450,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital (recorded as provision for investment losses) of which $300,000 was recorded in the first quarter of 1994 and $150,000 was recorded in the second quarter.

                                         1993
--------------------------------------------------------------------------------
                 First         Second       Third       Fourth
                Quarter       Quarter      Quarter      Quarter        Total
--------------------------------------------------------------------------------
Revenues     $ 4,558,000   $ 4,580,000   $ 4,535,000   $ 4,590,000   $18,263,000

Net Income   $ 2,870,000   $ 2,926,000   $ 3,124,000   $ 3,339,000   $12,259,000

Earnings
 Per Share   $      0.41   $      0.33   $      0.35   $      0.37   $      1.45

In March and April of 1993, the Trust issued a total of 1,900,000 additional shares of beneficial interest. This issuance generated approximately $32.6 million of net proceeds which were used primarily to repay indebtedness under the Trust's revolving credit agreement, resulting in lower interest expense in the second, third and fourth quarters of 1993.

                      Universal Health Realty Income Trust
                Schedule II - Valuation and Qualifying Accounts




                                     Balance at   Charged to                      Balance
                                     beginning    costs and                       at end
         Description                 of period    expenses          Other        of period
         -----------                 ---------    --------          -----        ---------
Reserve for Investment Losses:

    Year ended December 31, 1994      $77,000      $450,000       ($37,000)(a)     $490,000
                                     ========   ===========    ===========         ========

    Year ended December 31, 1993     $250,000             -      ($173,000)(a)      $77,000
                                     ========   ===========    ===========         ========

    Year ended December 31, 1992     $700,000   $12,467,000   ($12,917,000)(b)     $250,000
                                     ========   ===========    ===========         ========



(a)  Amounts charged against the reserve.

(b)  Reclassified to reserve for Lake Shore Hospital mortgage loan.

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 1994
                             (amounts in thousands)

                                          Initial Cost to
                                          Universal Health           Cost capitalized           Gross amount at which
                                         Realty Income Trust       subsequent acquisition     carried at close of period
                                         ---------------------     ----------------------    -----------------------------
                                                      Building                   Carrying              Building &
Description                               Land        & Improv.      Improv.      Costs      Land      Improvements  Total
-----------                               ----        --------       -------      -----      ----      ------------  -----
Chalmette Hospital
  Chalmette, Louisiana                   $1,825        $9,445            -           -      $1,770       $9,445     $11,215

Chalmette Medical Center
  Chalmette, Louisiana                    2,000         7,473            -           -       2,000        7,473       9,473

Inland Valley Regional Medical Center
  Wildomar, California                    2,050        10,701            -           -       2,050       10,701      12,751

McAllen Medical Center
  McAllen, Texas                          4,720        31,442            -           -       4,720       31,442      36,162

Wellington Regional Medical Center
  West Palm Beach, Florida                1,190        14,652            -           -        1,190      14,652      15,842

Westlake Medical Center
  Westlake Village, California            8,520        10,475            -           -        8,520      10,475      18,995

The Bridgeway
  North Little Rock, Arkansas               150         5,395           499          -          150       5,894       6,044

Meridell Achievment Center
  Austin, Texas                           1,350         3,782         4,139          -        1,350       7,921       9,271

Tri-State Rehabilitation Hospital
  Evansville, Indiana                       500         6,945         1,062          -          500       8,007       8,507

THC - Chicago
  Chicago, Illinois                         158         6,404         1,907          -          158       8,311       8,469

Fresno - Herndon Medical Plaza
  Fresno, California                      1,074         5,266            -           -        1,074       5,266       6,340
                                        -------      --------        ------        ----     -------    --------    --------
        TOTALS                          $23,537      $111,980        $7,607        $ -      $23,482    $119,587    $143,069
                                        =======      ========        ======        ====     =======    ========    ========

                                             Accumulated    Date of construction
                                             Depreciation      or most recent
                                                as of       significant expansion     Date         Depreciable
                                            Dec. 31, 1994       or renovation       Acquired           Life
                                            -------------   ---------------------   --------       -----------
Chalmette Hospital
  Chalmette, Louisiana                         $ 2,164              1975               1986          35 Years

Chalmette Medical Center
  Chalmette, Louisiana                           1,485              1981               1988          34 Years

Inland Valley Regional Medical Center
  Wildomar, California                           1,907              1986               1986          45 Years

McAllen Medical Center
  McAllen, Texas                                 5,604              1985               1986          45 Years

Wellington Regional Medical Center
  West Palm Beach, Florida                       2,612              1986               1986          45 Years

Westlake Medical Center
  Westlake Village, California                   2,801              1972               1986          30 Years

The Bridgeway
  North Little Rock, Arkansas                    1,327              1983               1986          35 Years

Meridell Achievment Center
  Austin, Texas                                  1,576              1991               1986          30 Years

Tri-State Rehabilitation Hospital
  Evansville, Indiana                            1,007              1993               1989          40 Years

THC - Chicago
  Chicago, Illinois                              2,153              1993               1986          25 Years

Fresno - Herndon Medical Plaza
  Fresno, California                                10              1992               1994          45 Years
                                              --------
        TOTALS                                 $22,646
                                              ========

                      Universal Health Realty Income Trust
                             Notes to Schedule III
                               December 31, 1994




(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1992 to December 31, 1994:

                                                   1994              1993               1992
                                               ------------       ------------      ------------
   Balance at January 1                        $136,784,000       $137,033,000      $137,033,000
   Acquisitions                                   6,340,000          2,969,000             --
   Dispositions                                     (55,000)        (3,218,000)            --
                                               ------------       ------------      ------------
   Balance at December 31                      $143,069,000       $136,784,000      $137,033,000
                                               ============       ============      ============


(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1992 to December 31, 1994:

                                                   1994              1993               1992
                                                -----------        -----------       -----------
   Balance at January 1                         $19,519,000        $16,867,000       $13,815,000
   Current year depreciation expense              3,127,000          3,023,000         3,052,000
   Dispositions                                       --              (371,000)            --
                                                -----------        -----------       -----------
   Balance at December 31                       $22,646,000        $19,519,000       $16,867,000
                                                ===========        ===========       ===========

The aggregate cost basis and net book value of the properties for federal income tax purposes at December 31, 1994 are approximately $127,000,000 and $106,000,000, respectively.

                               INDEX TO EXHIBITS


10.2 Agreement, effective January 1, 1995, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.16 Agreement for Purchase and Sale and Repurchase Agreement, dated as of November 4, 1994, between Fresno-Herndon Partners, Limited and Universal Health Realty Income Trust.

10.17 Agreement of Purchase and Sale and Construction Loan Agreement, dated as of December 20, 1994, between Turner Adreac, L.C. and Universal Health Realty Income Trust.

27.             Financial Data Schedule.