Form 10-Q
period 1995-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1995-05-11
CIK 798783

                =================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
         (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                         Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MARYLAND                              23-6858580
          -------------------------------            ----------------------
            (State or other jurisdiction of             (I. R. S. Employer
           Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA           19406
                -------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    --------

Number of shares of common stock outstanding at April 30, 1995 - 8,947,192





                            Page One of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                                                 PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended --March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . Three

Condensed Balance Sheets -- March 31, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Four

Condensed Statements of Cash Flows
    Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .  Five

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . Six & Seven

Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition    . . . . . . . . . . .   Eight, Nine & Ten

PART II.  OTHER INFORMATION AND SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . .   . .Eleven





                            Page Two of Eleven Pages

                         PART I.  FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                  (unaudited)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         ----------------------
                                                          1995            1994
                                                         ------          ------
REVENUES  (Note 2):
    Base rental - UHS facilities                         $3,316          $3,317
    Base rental - Non-related parties                       727             505
    Bonus rental                                            657             622
    Interest                                                214             209
                                                         ------          ------
                                                          4,914           4,653
                                                         ------          ------


EXPENSES:
    Depreciation & amortization                             825             887
    Interest expense                                        415             229
    Advisory fees to UHS                                    228             224
    Other operating expenses                                143              88
    Recovery of investment losses                            -             (407)
                                                         ------          ------
                                                          1,611           1,021
                                                         ------          ------


                                                         ------          ------
                    NET INCOME                           $3,303          $3,632
                                                         ======          ======

                NET INCOME PER SHARE                      $0.37           $0.41
                                                         ======          ======

             Average Shares Outstanding                   8,947           8,948
                                                         ======          ======



The accompanying notes are an integral part of these statements.



                          Page Three of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                     MARCH 31,      DECEMBER 31,
                                                                    -----------     ------------
ASSETS:                                                                1995            1994
                                                                    -----------     ------------
                                                                    (unaudited)
REAL ESTATE INVESTMENTS:
    Buildings & improvements                                          $119,610         $119,587
    Accumulated depreciation                                           (23,454)         (22,646)
                                                                    -----------     ------------
                                                                        96,156           96,941
    Land                                                                23,482           23,482
    Mortgage loans receivable, net                                       6,441            6,440
    Construction loan note receivable, net                               1,653            1,143
    Reserve for investment losses                                         (397)            (490)
                                                                    -----------     ------------
                  NET REAL ESTATE INVESTMENTS                          127,335          127,516

OTHER ASSETS:
    Cash                                                                    17                2
    Bonus rent receivable - UHS                                            655              621
    Rent receivable - non-related parties                                   19               68
    Construction and mortgage loan interest receivable                     -                  3
    Deferred charges                                                       661              697
                                                                    -----------     ------------
                                                                      $128,687         $128,907
                                                                    ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Bank borrowings                                                    $20,485          $20,320
    Deferred purchase price payable-UHS                                    977              963
    Accrued interest                                                       102              117
    Accrued expenses & other liabilities                                   719              698
    Tenant reserves, escrows, deposits and prepaid rental                  414              364

SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest,
          $.01 par value; 5,000,000 shares authorized;
          none outstanding.......................................           --               --
    Common shares, $.01 par value;
          95,000,000 shares authorized; issued
          and outstanding: 1995 - 8,947,192
          1994 - 8,947,192.........................................         89               89
    Capital in excess of par value.............................        128,643          128,643
    Cumulative net income .....................................         73,715           70,412
    Cumulative dividends .......................................       (96,457)         (92,699)
                                                                    -----------     ------------
                   TOTAL SHAREHOLDERS' EQUITY                          105,990          106,445
                                                                    -----------     ------------
                                                                      $128,687         $128,907
                                                                    ===========     ============

The accompanying notes are an integral part of these financial statements.



                           Page Four of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                       (amounts in thousands, unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                  1995                  1994
                                                                                 -------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $3,303                $3,632
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation & amortization                                                 825                   887
        Provision for investment losses                                              -                    300
   Changes in assets and liabilities:
        Rent receivable                                                              15                    67
        Accrued expenses & other liabilities                                         21                    15
        Tenant escrows, deposits & prepaid rents                                     50                    -
        Construction & mortgage loan interest receivable                              3                     5
        Accrued interest                                                            (15)                   13
        Reserve for investment losses                                               (93)                   (9)
        Deferred charges & other                                                      9                  (186)
                                                                                 -------              --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                               4,118                 4,724
                                                                                 -------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real property                                                     (23)                   -
   Advances under construction note receivable                                     (487)                  (76)
                                                                                 -------              --------
          NET CASH USED IN INVESTING ACTIVITIES                                    (510)                  (76)
                                                                                 -------              --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                            165                   340
   Dividends paid                                                                (3,758)               (3,713)
                                                                                 -------              --------
          NET CASH USED IN FINANCING ACTIVITIES                                  (3,593)               (3,373)
                                                                                 -------              --------


   Increase in cash                                                                  15                 1,275
   Cash, beginning of period                                                          2                    44
                                                                                 -------              --------
                           CASH, END OF PERIOD                                      $17                $1,319
                                                                                 =======              ========


        Supplemental disclosures of cash flow information:
                              Interest paid                                        $385                  $202



The accompanying notes are an integral part of these statements.




                          Page Five of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (unaudited)

(1)  GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 1995 and 1994 approximately 81% and 84%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 1995 and 1994:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------------

                                                                       1995                         1994
                                                                    ------------                 ------------
    Base rental - UHS facilities                                     $ 3,316,000                 $ 3,317,000
    Base rental - Non-related parties                                    727,000                     505,000
                                                                    ------------                 -----------
       Total base rental                                               4,043,000                   3,822,000
                                                                    ------------                 -----------

    Bonus rental - UHS facilities                                        657,000                     594,000
    Bonus rental - Non-related parties                                         0                      28,000
                                                                    ------------                 -----------
       Total bonus rental                                                657,000                     622,000
                                                                    ------------                 -----------

    Interest - Non-related parties                                       214,000                     209,000
                                                                    ------------                 -----------
       Total revenues                                               $  4,914,000                 $ 4,653,000
                                                                    ============                 ===========

UHS owned approximately 7.7% percent of the Trust's outstanding common shares as of March 31, 1995. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3)  DIVIDENDS

A dividend of $.42 per share or $3,758,000 in the aggregate was declared by the Board of Trustees on March 1, 1995 and was paid on March 31, 1995 to shareholders of record as of March 15, 1995.

                            Page Six of Eleven Pages

(4)  FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($59,000 as of March 31, 1995) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.7% and 8.8% for the three months ended March 31, 1995 and 1994, respectively.


In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994 and $500,000 during the first quarter of 1995) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

(5) PENDING TRANSACTION

During the fourth quarter of 1994, UHS signed a letter of intent to purchase an acute and psychiatric care facility in exchange for cash and two acute care facilities including the real estate assets of Westlake, a 126 bed hospital of which the Trust owns the majority of real estate assets. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust has accepted substitution properties valued at approximately $19 million (approximating the Trust's original purchase price of Westlake) consisting of additional real estate assets currently owned by UHS but related to three acute care facilities (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center), currently owned by the Trust and operated by UHS. These additional real estate assets represent major additions and expansions made to these facilities since the purchase of the properties from UHS in 1986. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Bonus rental on the substituted properties will be equal to 1% of the growth in revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue. The exchange of real estate assets between the Trust and UHS is expected to occur during the second quarter of 1995.





                           Page Seven of Eleven Pages

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

As of March 31, 1995 the Trust has investments in fourteen facilities located in nine states. These investments include : (i) ownership of five acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to an affiliate of Rehab Systems Company ("Rehab Systems"), a subsidiary of NovaCare, Inc.; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Medical Care America ("MCA"); (v) a loan made to a company for the construction and potential purchase of one single tenant and two multi-tenant medical office buildings; (vi) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the property of the Madison Irving Medical Center, an ambulatory treatment center and; (vii) a shared appreciation mortgage on Lake Shore Hospital (which is fully reserved) which is currently in default under the terms of its mortgage agreement with the Trust. In addition, the Trust agreed to provide up to $4.1 million of construction financing, over a seven to nine month period, for the construction of a medical office building which it intends to purchase, subject to certain contingencies, during the third quarter of 1995. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the affiliate of Rehab Systems is guaranteed by Rehab Systems, the lease on the sub-acute care facility to THC is guaranteed by CPC and the lease to the outpatient surgery center is guaranteed by MCA.

The first quarter dividend of $.42 per share or $3,758,000 in the aggregate was paid on March 31, 1995.

For the quarters ended March 31, 1995 and 1994 net income totaled $3,303,000 and $3,632,000 or $.37 and $.41 per share on net revenues of $4,914,000 and $4,653,000, respectively. The $261,000 increase in net revenue was primarily attributable to a $222,000 increase in base rental from non-related parties resulting primarily from the rental earned on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994. Bonus rentals, which are computed as a percentage of each facility's revenue in excess of base year amounts, increased $35,000 for the three months ended March 31, 1995 as compared to the comparable prior year period. Interest income increased $5,000 for the three months ended March 31, 1995 as compared to the comparable prior year period due to a $53,000 increase in the interest earned on the $6.5 million mortgage loan advanced to Crouse Irving Memorial Properties and $21,000 of interest earned on the construction financing which commenced in December of 1994. Partially offsetting these increases was $69,000 of interest earned in the 1994 period under the terms of a construction loan which was fully repaid during the third quarter of 1994.




                           Page Eight of Eleven Pages

Approximately $33,000 and $30,000 of the Trust's bonus rentals for the three months ended March 31, 1995 and 1994, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. This program is scheduled to terminate in August, 1995 and the Trust can not predict whether these programs will continue beyond the scheduled termination date.

Included in the financial results, as recovery of investments losses, for the three months ended March 31, 1994 was $300,000 related to the Lake Shore Hospital settlement agreement ($600,000 of cash received less $300,000 reserved for future expenses related to the settlement of the facility) and $107,000 of cash received related to a stock investment written down to zero in a prior year.

The $55,000 increase in operating expenses for the three months ended March 31, 1995 as compared to the comparable 1994 quarter consists of the expenses related to the Fresno-Herndon Medical Plaza which was acquired by the Trust in November of 1994.

Interest expense increased $186,000 in the first quarter of 1995 as compared to the first quarter of the prior year due to (i) higher average outstanding borrowings and higher effective interest rates on the Trust's revolving credit facility and (ii) $31,000 of expense recorded in connection with the amortization of the interest rate cap agreement which commenced on June 30, 1994. This agreement matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The unamortized premium ($529,000 at March 31, 1995) is being amortized over the life of the cap.

Depreciation and amortization decreased $62,000 in the first quarter of 1995 as compared to the first quarter of the prior year due primarily to the 1994 period including the write off of $79,000 in financing fees related to the old revolving credit agreement which was terminated and replaced with a new agreement in March of 1994, partially offset by a $30,000 increase in depreciation expense recorded on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994.





                           Page Nine of Eleven Pages

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1995, net cash provided by operating activities was $4.1 million as compared to $4.7 million in the 1994 period. The decrease in net cash provided by operating activities was primarily attributable to the $707,000 of cash received during the first quarter of 1994 relating to the Lake Shore Hospital settlement agreement and the recovery of a stock investment previously written down to zero. Cash flows generated from operations in the 1995 period were used primarily to pay dividends and advance loans pursuant to the terms of a construction note receivable.

As of March 31, 1995, the Trust had $25 million of unused borrowing capacity under its $45 million non-amortizing revolving credit agreement. This agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid.

Cash available for distribution or reinvestment, which is the sum of net income plus depreciation and amortization and amortization of interest rate cap, totaled $4,159,000 and $4,519,000 for the quarters ended March 31, 1995 and 1994, respectively. Cash available for distribution or reinvestment does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.





                            Page Ten of Eleven Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST


All other items of this report are inapplicable.





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1995                    UNIVERSAL HEALTH REALTY INCOME TRUST
                                       (Registrant)




                                         /s/ Kirk E. Gorman
                                         -----------------------------
                                         Kirk E. Gorman, President,
                                         Chief Financial Officer, Secretary and
                                         Trustee

                                         (Principal Financial Officer and Duly
                                         Authorized Officer.)





                          Page Eleven of Eleven Pages

                                EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
- - -------                 -----------

  27                    FINANCIAL DATA SCHEDULE