Form 10-Q
period 1995-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1995-08-11
CIK 798783

        ===============================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
         (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                         Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MARYLAND                              23-6858580
         -------------------------------             -------------------
         (State or other jurisdiction of             (I. R. S. Employer
         Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA           19406
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Number of shares of common stock outstanding at July 31, 1995 - 8,947,192





                            Page One of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                              PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended --June 30, 1995 and 1994   . . . . . . . . . . . . .   Three
    Six Months Ended -- June 30, 1995 and 1994

Condensed Balance Sheets -- June 30, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .  Four

Condensed Statements of Cash Flows
    Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . .  Five

Notes to Condensed Financial Statements . . . . . . . . . . . . . . .   Six & Seven

Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition    . . Eight, Nine & Ten

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . .    . . . Eleven

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Eleven





                            Page Two of Eleven Pages

                         PART I.  FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                        Condensed Statements of Income
               (amounts in thousands, except per share amounts)
                                  (unaudited)


                                                   THREE MONTHS         SIX MONTHS
                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                 ---------------      ---------------
                                                  1995     1994        1995     1994
                                                  ----     ----        ----     ----
REVENUES    (Note 2):
    Base rental - UHS facilities                 $3,317   $3,316      $6,633   $6,633
    Base rental - Non-related parties               782      506       1,509    1,011
    Bonus rental                                    771      767       1,428    1,389
    Interest                                        259      231         473      440
                                                  -----    -----      ------   ------
                                                  5,129    4,820      10,043    9,473
                                                  -----    -----      ------   ------


EXPENSES:
    Depreciation & amortization                     825      795       1,650    1,682
    Interest expense                                428      264         843      493
    Advisory fees to UHS                            237      226         465      450
    Other operating expenses                        187       86         330      174
    Recovery of investment losses                   -       (750)        -     (1,157)
                                                  -----    -----      ------   ------
                                                  1,677      621       3,288    1,642
                                                  -----    -----      ------   ------

                                                  -----    -----      ------   ------
            NET INCOME                           $3,452   $4,199      $6,755   $7,831
                                                 ======   ======      ======   ======

        NET INCOME PER SHARE                      $0.39    $0.47       $0.76    $0.88
                                                 ======   ======      ======   ======

     Average Shares Outstanding                   8,947    8,947       8,947    8,947
                                                 ======   ======      ======   ======



The accompanying notes are an integral part of these statements.


                          Page Three of Eleven Pages

                     UNIVERSAL HEALTH REALTY INCOME TRUST
                           Condensed Balance Sheets
                            (amounts in thousands)

                                                                      JUNE 30,                        DECEMBER 31,
                                                                     ---------                        ------------
ASSETS:                                                                 1995                              1994
- -------                                                              ---------                        ------------
                                                                    (unaudited)
REAL ESTATE INVESTMENTS:
       Buildings & improvements                                       $119,610                          $119,587
       Accumulated depreciation                                        (24,263)                          (22,646)
                                                                     ---------                          --------
                                                                        95,347                            96,941
       Land                                                             23,482                            23,482
       Mortgage loans receivable, net                                    6,442                             6,440
       Construction loan note receivable, net                            2,839                             1,143
       Reserve for investment losses                                      (343)                             (490)
                                                                     ---------                          --------
               NET REAL ESTATE INVESTMENTS                             127,767                           127,516


OTHER ASSETS:
       Cash                                                                  2                                 2
       Bonus rent receivable - UHS                                         674                               621
       Rent receivable - non-related parties                                 8                                68
       Construction and mortgage loan interest receivable                   65                                 3
       Deferred charges                                                    611                               697
                                                                     ---------                          --------
                                                                      $129,127                          $128,907
                                                                     =========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
       Bank borrowings                                                 $21,260                           $20,320
       Deferred purchase price payable-UHS                                 991                               963
       Accrued interest                                                    111                               117
       Accrued expenses & other liabilities                                702                               698
       Tenant reserves, escrows, deposits and prepaid rental               379                               364

SHAREHOLDERS' EQUITY:
       Preferred shares of beneficial interest,
         $.01 per value; 5,000,000 shares authorized;
         none outstanding. . . . . . . . . . . . . . . . . . .              --                                --
       Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1995 - 8,947,192
         1994 - 8,947,192 . . . . . . . . . . . . . . . . . .               89                                89
       Capital in excess of par value . . . . . . . . . . . .          128,643                           128,643
       Cumulative net income  . . . . . . . . . . . . . . . .           77,167                            70,412
       Cumulative dividends . . . . . . . . . . . . . . . . .         (100,215)                          (92,699)
                                                                      ---------                         --------
               TOTAL SHAREHOLDERS' EQUITY                              105,684                           106,445
                                                                      ---------                         --------
                                                                      $129,127                          $128,907
                                                                      =========                         ========

The accompanying notes are an integral part of these financial statements.


                           Page Four of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flow
                       (amounts in thousands, unaudited)



                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------
                                                                         1995              1994
                                                                        ------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  $6,755             $7,831
   Net Income
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation & amortization                                        1,650              1,682
     Provision for investment losses                                       --                450
     Amortization of interest rate cap                                     62                 --
     Gain on investment in marketable securities                           --               (107)
   Changes in assets and liabilities:
     Rent receivable                                                        7                112
     Accrued expenses & other liabilities                                   4                 31
     Tenant escrows, deposits & prepaid rents                              15                 --
     Construction & mortgage loan interest receivable                     (62)               (49)
     Accrued interest                                                      (6)                37
     Reserve for investment losses                                       (147)               (29)
     Deferred charges & other                                             (37)              (231)
                                                                      -------             ------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        8,241              9,727
                                                                      -------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real property                                           (23)                --
   Advances under construction note receivable                         (1,642)              (497)
   Proceeds from investment in marketable securities                       --                107
                                                                      -------             ------
       NET CASH USED IN INVESTING ACTIVITIES                           (1,665)              (390)
                                                                      -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                       --             (1,920)
   Additional borrowings                                                  940                 --
   Dividends paid                                                      (7,516)            (7,426)
                                                                      -------             ------
       NET CASH USED IN FINANCING ACTIVITIES                           (6,576)            (9,346)
                                                                      -------             ------

   Decrease in cash                                                        --                 (9)
   Cash, beginning of period                                                2                 44
                                                                      -------             ------
          CASH, END OF PERIOD                                              $2                $35
                                                                      =======             ======


================================================================================================
     Supplemental disclosures of cash flow information:
                 Interest Paid                                           $756               $428
================================================================================================


The accompanying notes are an integral part of these financial statements.


                           Page Five of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (unaudited)

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

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 82% for each of the three month periods ended June 30, 1995 and 1994 and 83% for each of the six month periods ended June 30, 1995 and 1994, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 1995 and 1994:


                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                            ---------------------------              -------------------------
                                              1995                1994                 1995               1994
                                        -------------       -------------       --------------      -------------
Base rental - UHS facilities               $ 3,317,000        $ 3,316,000           $ 6,633,000        $ 6,633,000
Base rental - Non-related parties              782,000            506,000             1,509,000          1,011,000
                                         -------------       ------------          ------------      -------------
   Total base rental                         4,099,000          3,822,000             8,142,000          7,644,000
                                         -------------       ------------          ------------       ------------

Bonus rental - UHS facilities                  660,000            613,000             1,317,000          1,207,000
Bonus rental - Non-related parties             111,000            154,000               111,000            182,000
                                         -------------      -------------          ------------        -----------
   Total bonus rental                          771,000            767,000             1,428,000          1,389,000
                                         -------------        -----------          ------------        -----------
Interest - Non-related parties                 259,000            231,000               473,000            440,000
                                         -------------       ------------         -------------        -----------
   Total revenues                          $ 5,129,000        $ 4,820,000          $ 10,043,000        $ 9,473,000
                                          ============        ===========         =============        ===========

UHS owned approximately 7.7% percent of the Trust's outstanding common shares as of June 30, 1995. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3)  DIVIDENDS

A dividend of $.42 per share or $3,758,000 in the aggregate was declared by the Board of Trustees on June 1, 1995 and was paid on June 30, 1995 to shareholders of record as of June 15, 1995.

                           Page Six of Eleven Pages

(4)  FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($58,000 as of June 30, 1995) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.9% and 9.5% for the three months ended June 30, 1995 and 1994, 11.8% and 9.1% for the six months ended June 30, 1995 and 1994, respectively.

In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. The Trust expects to disburse funds related to the construction financing ($1.1 million advanced in December, 1994, $500,000 during the first quarter of 1995 and $1.2 million during the second quarter of 1995) over a seven to nine month period and anticipates purchasing the property during the third quarter of 1995.

(5)  SUBSEQUENT EVENTS

Subsequent to the second quarter of 1995, UHS purchased an acute and psychiatric care facility in exchange for cash and two acute care facilities, including the assets of Westlake Medical Center, a 126 bed hospital of which the Trust owned the majority of real estate assets. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust has accepted substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center), currently owned by the Trust and operated by UHS. These additional real estate assets represent major additions and expansions made to these facilities since the purchase of the facilities from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to these hospitals for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue.

Also subsequent to the second quarter of 1995, the Trust purchased for $1.6 million in cash, a medical office building on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The annual rental income for the initial year on this medical office building, which is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation, will be approximately $175,000.



                          Page Seven of Eleven Pages

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

As of June 30, 1995, including the real estate assets of Westlake Medical Center, the Trust had investments in fourteen facilities located in nine states. These investments include : (i) ownership of five acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly- owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Medical Care America ("MCA"); (v) a loan made to a company for the construction and potential purchase of one single tenant and two multi-tenant medical office buildings; (vi) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the property of the Madison Irving Medical Center, an ambulatory treatment center and; (vii) ownership of the real estate assets of Lake Shore Hospital, which the Trust received free and clear title to during the second quarter of 1995. The Trust will continue to market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. In addition, the Trust agreed to provide up to $4.1 million of construction financing, over a seven to nine month period, for the construction of a medical office building which it intends to purchase, subject to certain contingencies, during the third quarter of 1995. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the lease to the outpatient surgery center is guaranteed by MCA.

The second quarter dividend of $.42 per share of $3,758,000 in the aggregate was paid on June 30, 1995.

For the quarters ended June 30, 1995 and 1994, net income totaled $3,452,000 and $4,199,000 or $.39 and $.47 per share on net revenues of $5,129,000 and $4,820,000, respectively. For the six months ended June 30, 1995 and 1994, net income totaled $6,755,000 and $7,831,000 or $.76 and $.88 per share on net revenues of $10,043,000 and $9,473,000, respectively.

The $309,000 increase in net revenue in the second quarter of 1995 was primarily attributable to a $276,000 increase in base rental from non- related parties resulting primarily from the rental earned on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994 and a $28,000 increase in interest income. The increase in interest income for the three months ended June 30, 1995 as compared to the 1994 second quarter was due to:
(i) $33,000 earned on the $4.1 million construction financing which commenced during the fourth quarter of 1994; (ii) a $40,000 increase in the interest earned under the terms of the $6.5 million mortgage financing; (iii) $32,000 of commitment fees received on a potential loan agreement which was subsequently terminated, partially offset by; (iv) $77,000 of interest income earned during the second quarter of 1994 on a construction loan which was fully repaid during the third quarter of 1994.

The $570,000 increase in net revenue for the six months ended June 30, 1995 as compared to the comparable 1994 period was primarily attributable to: (i) a $498,000 increase in base rental from non- related parties resulting from the rental earned on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994; (ii) a $39,000 increase in bonus rentals, which are computed as a


                          Page Eight of Eleven Pages
percentage of each facility's revenue in excess of base year amounts and;
(iii) a $33,000 increase in interest income. The increase in interest income for the six months ended June 30, 1995 as compared to the comparable 1994 period was due to: (i) $54,000 earned on the $4.1 million construction financing which commenced during the fourth quarter of 1994; (ii) a $92,000 increase in the interest earned under the terms of the $6.5 million mortgage financing; (iii) $32,000 of commitment fees received on a potential loan agreement which was subsequently terminated, partially offset by; (iv) $145,000 of interest income earned during the first half of 1994 on a construction loan which was fully repaid during the third quarter of 1994.

Approximately $33,000 and $30,000 of the Trust's bonus rentals for the three months ended June 30, 1995 and 1994, and $65,000 and $60,000 for the six months ended June 30, 1995 and 1994, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. This program is scheduled to terminate in August, 1995 and the Trust can not predict whether these programs will continue beyond the scheduled termination date. However, management of the Trust believes that if the programs are renewed under the terms as currently proposed, the annual bonus rental payments to the Trust related to revenues generated under these programs will be reduced to approximately $40,000 per year.

Included in the financial results, as recovery of investment losses, for the three months ended June 30, 1994 was $750,000 related to the Lake Shore Hospital settlement agreement ($900,000 of cash received less $150,000 reserved for future expenses related to the settlement of the facility). Included in the financial results, as recovery of investment losses, for the six months ended June 30, 1994 was $1,050,000 related to the Lake Shore Hospital settlement agreement ($1.5 million of cash received less $450,000 reserved for future expenses related to the settlement of the facility) and $107,000 of cash received related to a stock investment written down to zero in a prior year.

The $101,000 increase in operating expenses for the three months ended June 30, 1995 and $156,000 increase in operating expenses for the six months ended June 30, 1995 as compared to the comparable 1994 periods consists of the expenses related to the Fresno-Herndon Medical Plaza which was acquired by the Trust in November of 1994. These expenses, of which the second quarter of 1995 included a prior year adjustment, are passed on directly to the tenants of the Medical Plaza and are included as revenue in the Trust's statements of income.

Interest expense increased $164,000 for the three months ended June 30, 1995 and $350,000 for the six months ended June 30, 1995 as compared to the comparable prior year periods due to: (i) higher average outstanding borrowings and higher effective interest rates on the Trust's revolving credit facility and (ii) $31,000 for the second quarter of 1995 and $62,000 for the first half of 1995 of expense recorded in connection with the amortization of the interest rate cap agreement which commenced on June 30, 1994. This agreement matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The unamortized premium ($498,000 at June 30, 1995) is being amortized over the life of the cap.

Depreciation and amortization expense increased $30,000 during the 1995 second quarter as compared to the 1994 second quarter due to depreciation expense recorded on the Fresno-Herndon Medical Plaza, which the Trust purchased in November of 1994.


                           Page Nine of Eleven Pages

Depreciation and amortization decreased $32,000 in the first half of 1995 as compared to the first half of the prior year due primarily to the 1994 period including the write off of $79,000 in financing fees related to the old revolving credit agreement which was terminated and replaced with a new agreement in March of 1994, partially offset by a $60,000 increase in depreciation expense recorded on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1995, net cash provided by operating activities was $8.2 million as compared to $9.7 million in the 1994 period. The $1.5 million decrease in net cash provided by operating activities was primarily due to the $1.5 million of cash received during 1994 related to the settlement agreement on Lake Shore Hospital.

During the first six months of 1995, the Company used the net cash provided by operating activities ($8.2 million) and additional funds borrowed under the terms of its revolving credit facility ($1 million) to advance funds pursuant to the terms of the $4.1 million construction note receivable ($1.7 million) and to pay dividends ($7.5 million).

As of June 30, 1995, the Trust had approximately $24 million of unused borrowing capacity under the terms of its $45 million non-amortizing revolving credit agreement. This agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid.

Cash available for distribution or reinvestment, which is the sum of net income plus depreciation and amortization and amortization of interest rate cap, totaled $4.3 million and $5.0 million for the quarters ended June 30, 1995 and 1994, and $8.5 million and $9.5 million for the six months ended June 30, 1995 and 1994, respectively. Cash available for distribution or reinvestment does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.





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


Date:  August 10, 1995           UNIVERSAL HEALTH REALTY INCOME TRUST

                                 (Registrant)




                                 /s/ Kirk E. Gorman
                                 ----------------------
                                 Kirk E. Gorman, President,
                                 Chief Financial Officer, Secretary and Trustee


                                 (Principal Financial Officer and Duly
                                 Authorized Officer.)





                          Page Eleven of Eleven Pages