Form 10-Q
period 1995-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1995-11-13
CIK 798783

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
         (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                         Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                              23-6858580
------------------------------            ----------------------
 (State or other jurisdiction of             (I. R. S. Employer
 Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA           19406
              --------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

               Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------

Number of shares of common stock outstanding at October 31, 1995 - 8,947,192





                            Page One of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                                     PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended --September 30, 1995 and 1994
    Nine Months Ended -- September 30, 1995 and 1994. . . . . . . . . . . . . . . . . .Three

Condensed Balance Sheets -- September 30, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Four

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . Five

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . .Six & Seven

Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition    . . . . . . .Eight, Nine & Ten

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..Eleven

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .Twelve





                            Page Two of Twelve Pages

                         PART I.  FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                  (unaudited)



                                                             THREE MONTHS            NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            1995        1994        1995         1994
                                                          --------     -------     -------      ------
REVENUES    (NOTE 2):
    Base rental - UHS facilities                           $3,426      $3,317      $10,059       $9,950
    Base rental - Non-related part                            802         505        2,311        1,516
    Bonus rental                                              733         626        2,161        2,015
    Interest                                                  254         213          727          653
                                                            -----       -----       ------       ------
                                                            5,215       4,661       15,258       14,134
                                                            -----       -----       ------       ------
EXPENSES:
     Depreciation & amortization                              860         795        2,510        2,477
     Interest expense                                         491         323        1,334          816
     Advisory fees to UHS                                     243         222          708          672
     Other operating expenses                                 170          89          500          263
     Recovery of investment losses                          -           -            -           (1,157)
                                                            -----       -----       ------       ------
                                                            1,764       1,429        5,052        3,071
                                                            -----       -----       ------       ------

                                                            -----       -----       ------       ------
            NET INCOME                                     $3,451      $3,232      $10,206      $11,063
                                                           ======      ======      =======      =======

        NET INCOME PER SHARE                                $0.38       $0.36        $1.14        $1.24
                                                           ======      ======      =======      =======

     Average Shares Outstanding                             8,947       8,948        8,947        8,948
                                                           ======      ======      =======      =======



The accompanying notes are an integral part of these statements.







                           Page Three of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                           -------------        ------------
                                                                               1995                 1994
                                                                           -------------        ------------
ASSETS:                                                                     (unaudited)
REAL ESTATE INVESTMENTS:
    Buildings & improvements                                                       $126,560          $119,587
    Accumulated depreciation                                                        (22,131)          (22,646)
                                                                              -------------      ------------
                                                                                    104,429            96,941
    Land                                                                             16,995            23,482
    Mortgage loans receivable, net                                                    6,443             6,440
    Construction loan note receivable, net                                            3,597             1,143
    Reserve for investment losses                                                      (313)             (490)
                                                                              -------------      ------------
             NET REAL ESTATE INVESTMENTS                                            131,151           127,516

OTHER ASSETS:
    Cash                                                                                108                 2
    Bonus rent receivable -UHS                                                          603               621
    Rent receivable - non-related parties                                               129                68
    Construction and mortgage loan interest receivable                                   --                 3
    Deferred charges                                                                    564               697
                                                                              -------------      ------------
                                                                                   $132,555          $128,907
                                                                              =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Bank borrowings                                                                 $24,950           $20,320
    Deferred purchase price payable-UHS                                               1,006               963
    Accrued interest                                                                    167               117
    Accrued expenses & other liabilities                                                690               698
    Tenant reserves, escrows, deposits and prepaid rental                               365               364

SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding .............................                                  --                --
    Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1995 - 8,947,192
         1994 - 8,947,192 .............................                                  89                89
    Capital in excess of par value.....................                             128,643           128,643
    Cumulative net income..............................                              80,618            70,412
    Cumulative dividends...............................                            (103,973)          (92,699)
                                                                              -------------      ------------
             TOTAL SHAREHOLDERS' EQUITY                                             105,377           106,445
                                                                              -------------      ------------
                                                                                   $132,555          $128,907
                                                                              =============      ============

The accompanying notes are an integral part of these financial statements.

                           Page Four of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                       (amounts in thousands, unaudited)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                       1995         1994
                                                                                     -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                  $10,206      $11,063
          Adjustments to reconcile net income to net cash
               provided by operating activities:
               Depreciation & amortization                                              2,510        2,477
               Provision for investment losses                                           -             450
               Amortization of interest rate cap                                           93           31
               Gain on investment in marketable securities                               -            (107)
          Changes in assets and liabilities:
               Rent receivable                                                            (43)         188
               Accrued expenses & other liabilities                                        (8)          63
               Tenant escrows, deposits & prepaid rents                                     1          -
               Construction & mortgage loan interest receivable                             3           14
               Accrued interest                                                            50           80
               Reserve for investment losses                                             (177)         (32)
               Deferred charges & other                                                   (87)        (224)
                                                                                     ---------    ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                             12,548       14,003
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of real property                                                 (3,461)        -
          Advances under construction note receivable                                  (2,337)        (584)
          Repayments under construction note receivable                                   -          2,762
          Proceeds from investment in marketable securities                               -            107
                                                                                     ---------    ---------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (5,798)       2,285
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of debt                                                              -          (4,565)
          Purchase of interest rate cap                                                  -            (623)
          Additional borrowings                                                         4,630         -
          Dividends paid                                                              (11,274)     (11,139)
                                                                                     ---------    ---------
                 NET CASH USED IN FINANCING ACTIVITIES                                 (6,644)     (16,327)
                                                                                     ---------    ---------

          Increase (decrease) in cash                                                     106          (39)
          Cash, beginning of period                                                         2           44
                                                                                     ---------    ---------
                     CASH, END OF PERIOD                                                 $108           $5
                                                                                     =========    =========

===========================================================================================================
               Supplemental disclosures of cash flow information:
                        Interest paid                                                  $1,148         $663
===========================================================================================================




The accompanying notes are an integral part of these statements.




                           Page Five of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)
(1)  GENERAL

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

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 78% and 84% for the three months ended September 30, 1995 and 1994 and 79% and 83% for the nine months ended September 30, 1995 and 1994, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 1995 and 1994:

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                          ----------------------------------      ------------------------------------
                                                 1995                1994                 1995                 1994
                                          --------------       -------------       --------------        -------------
Base rental - UHS facilities              $ 3,426,000         $ 3,317,000          $ 10,059,000          $ 9,950,000
Base rental - Non-related parties             802,000             505,000             2,311,000            1,516,000
                                          -------------       -----------          ------------         ------------
   Total base rental                        4,228,000           3,822,000            12,370,000           11,466,000
                                          -------------       -----------          ------------         ------------

Bonus rental - UHS facilities                 623,000             593,000             1,940,000            1,800,000
Bonus rental - Non-related parties            110,000              33,000               221,000              215,000
                                          -------------       -----------          ------------         ------------
   Total bonus rental                         733,000             626,000             2,161,000            2,015,000
                                          -------------       -----------          ------------         ------------

Interest - Non-related parties                254,000             213,000               727,000              653,000
                                          -------------       -----------          ------------         ------------
   Total revenues                         $ 5,215,000         $ 4,661,000          $ 15,258,000         $ 14,134,000
                                          =============       ===========          ============         ============

UHS owned approximately 7.8% percent of the Trust's outstanding common shares as of September 30, 1995. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.



                            Page Six of Twelve Pages

(3)  DIVIDENDS

A dividend of $.42 per share or $3,758,000 in the aggregate was declared by the Board of Trustees on September 6, 1995 and was paid on September 29, 1995 to shareholders of record as of September 15, 1995.

(4)  FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($57,000 as of September 30, 1995) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.8% and 10.2% for the three months ended September 30, 1995 and 1994, and 11.8% and 9.4% for the nine months ended September 30, 1995 and 1994, respectively.

In December of 1994, the Trust agreed to provide up to $4.1 million of construction financing for the Professional Center at Kings Crossing, and intends to purchase, subject to certain contingencies, the property upon its completion and occupancy. The construction loan accrues interest monthly at a margin over the one month LIBOR. Disbursement of funds related to the construction financing ($1.1 million advanced in December, 1994, $500,000 during the first quarter of 1995, $1.2 million during the second quarter of 1995 and $700,000 during the third quarter of 1995) will be completed during the fourth quarter of 1995 at which time the Trust anticipates purchasing the property.

(5)  ACQUISITIONS AND DIVESTITURES

During the third quarter of 1995, UHS purchased the assets of Westlake Medical Center, ("Westlake") a 126-bed hospital of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to these hospitals for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues generated by these additional assets. The guarantee by UHS under the existing leases will continue.

Also during the third quarter of 1995, the Trust purchased for $1.6 million in cash, a medical office building on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The medical office building is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation.

                           Page Seven of Twelve Pages

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

As of September 30, 1995, the Trust had investments in fourteen facilities located in nine states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare, Corporation ("Columbia"); (v) ownership of a medical office building on the campus of a hospital owned by Columbia; (vi) a loan made to a company for the construction and potential purchase of one single tenant and two multi-tenant medical office buildings; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the property of the Madison Irving Medical Center, an ambulatory treatment center and; (viii) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during the second quarter of 1995. The Trust will continue to market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. In addition, the Trust agreed to provide up to $4.1 million of construction financing for the construction of a medical office building which it intends to purchase, subject to certain contingencies, during the fourth quarter of 1995. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office building on the campus of a Columbia hospital, are guaranteed by Columbia.

The second quarter dividend of $.42 per share of $3,758,000 in the aggregate was paid on September 29, 1995.

For the quarters ended September 30, 1995 and 1994, net income totaled $3,451,000 and $3,232,000 or $.38 and $.36 per share on net revenues of $5,215,000 and $4,661,000, respectively. For the nine months ended September 30, 1995 and 1994, net income totaled $10,206,000 and $11,063,000 or $1.14 and
$1.24 per share on net revenues of $15,258,000 and $14,134,000, respectively.

The $554,000 increase in net revenue in the third quarter of 1995 as compared to the comparable 1994 period was primarily attributable to: (i) a $109,000 increase in base rental from UHS facilities resulting from the purchase by the Trust of additional real estate assets and the additional base rental generated from the Westlake Medical Center swap transaction (see Note 5); (ii) a $297,000 increase in the base rental from non-related parties resulting primarily from the rental earned on the Fresno-Herndon Medical Plaza, which the Trust purchased in November, 1994 and the medical office building purchased by the Trust during the third quarter of 1995; (iii) a $107,000 increase in bonus rentals, which are computed as a percentage of certain facilities' revenue in excess of base year amounts, and; (iv) a $41,000 increase in interest income.




                          Page Eight of Twelve Pages

The $1,124,000 increase in net revenue for the nine months ended September 30, 1995 as compared to the comparable 1994 period was attributable to: (i) a $109,000 increase in base rental from UHS facilities, as described above; (ii) a $795,000 increase in base rental from non-related parties resulting from the acquisitions of office buildings in November of 1994 and the third quarter of 1995; (iii) a $146,000 increase in bonus rentals, and; (iv) a $74,000 increase in interest income.

Approximately $26,000 and $31,000 of the Trust's bonus rentals for the three months ended September 30, 1995 and 1994, and $91,000 and for each of the nine month periods ended September 30, 1995 and 1994, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital, the real estate of which is owned by the Trust and which is operated by UHS. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. As a result of recent changes to the program which will reduce the revenues received by the hospital under the program, it is expected that the annual bonus rental payment to the Trust related to such revenues will be reduced to approximately $50,000 per year. This program is scheduled to terminate in August, 1996 and the Trust can not predict whether this program will continue beyond the scheduled termination date.

Included in the financial results, as recovery of investment losses, for the nine months ended September 30, 1994 was $1,050,000 related to the Lake Shore Hospital settlement agreement ($1.5 million of cash received less $450,000 reserved for future expenses related to the facility) and $107,000 of cash received related to a stock investment written down to zero in a prior year.

Operating expenses increased $81,000 for the three months ended September 30, 1995 and $237,000 for the nine months ended September 30, 1995 as compared to the comparable 1994 periods, primarily due to the expenses related to the Fresno-Herndon Medical Plaza which was acquired by the Trust in November of 1994. These expenses are passed on directly to the tenants of the Medical Plaza and are included as revenue in the Trust's statements of income.

Interest expense increased $168,000 for the three months ended September 30, 1995 and $518,000 for the nine months ended September 30, 1995 as compared to the comparable prior year periods due primarily to higher average outstanding borrowings and higher effective interest rates on the Trust's revolving credit facility. Also included in interest expense is $31,000 for each of the three month periods ended September 30, 1995 and 1994 and $93,000 and $31,000 for the nine month periods ended September 30, 1995 and 1994, respectively, recorded in connection with the amortization of the interest rate cap agreement which commenced on June 30, 1994. This agreement matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The unamortized premium ($467,000 at September 30, 1995) is being amortized over the life of the cap.

Depreciation and amortization expense increased $65,000 for the three months ended September 30, 1995 compared to the comparable prior year quarter due primarily to the expense recorded on the medical office buildings purchased in November of 1994 and the third quarter of 1995. The 1994 period included accelerated amortization of financing fees related to the old revolving credit agreement which was terminated and replaced with a new agreement in March, 1994.




                           Page Nine of Twelve Pages

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, net cash provided by operating activities was $12.5 million as compared to $14.0 million in the 1994 period. The $1.5 million decrease in net cash provided by operating activities was primarily due to the $1.5 million of cash received during 1994 related to the settlement agreement on Lake Shore Hospital.

During the first nine months of 1995, the Company used the net cash provided by operating activities ($12.5 million) and additional funds borrowed under the terms of its revolving credit facility ($4.6 million) to advance funds pursuant to the terms of the $4.1 million construction note receivable ($2.4 million), to acquire real property ($3.5 million) and to pay dividends ($11.3 million).

As of September 30, 1995, the Trust had approximately $20 million of unused borrowing capacity under the terms of its $45 million non- amortizing revolving credit agreement. This agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid.

Cash available for distribution or reinvestment, which is the sum of net income plus depreciation and amortization and amortization of interest rate cap, totaled $4.3 million and $4.1 million for the quarters ended September 30, 1995 and 1994, and $12.8 million and $13.6 million for the nine months ended September 30, 1995 and 1994, respectively. Cash available for distribution or reinvestment does not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.





                            Page Ten of Twelve Pages

                          PART II.  OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule


All other items of this report are inapplicable.





                          Page Eleven of Twelve Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  10, 1995         UNIVERSAL HEALTH REALTY INCOME TRUST

                                  (Registrant)




                                  /s/ Kirk E. Gorman
                                  ------------------------------------
                                  Kirk E. Gorman, President,
                                  Chief Financial Officer, Secretary and Trustee


                                  (Principal Financial Officer and Duly
                                  Authorized Officer.)





                         Page Twelve of  Twelve Pages