Form 10-K405
period 1995-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1996-03-29
CIK 798783

===============================================================================

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ------

(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1995

                                      OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from _______to _________

                           Commission File No. 1-9321

                                UNIVERSAL HEALTH
                               REALTY INCOME TRUST
             (Exact name of registrant as specified in its charter)

                                   Maryland
                       (State or other jurisdiction of
                        incorporation or organization)

        Universal Corporate Center                       23-6858580
           367 South Gulph Road                       (I.R.S. Employer
              P.O. Box 61558                       Identification Number)
      King of Prussia, Pennsylvania
 (Address of principal executive offices)                19406-0958
                                                         (Zip Code)

      Registrant's telephone number, including area code: (610) 265-0688

                                    ------

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class           Name of exchange on which registered

 Shares of beneficial interest,
         $.01 par value                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                                    ------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X___  No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting shares held by non-affiliates as of February 1, 1996: $159,820,481. Number of shares of beneficial interest outstanding of registrant as of February 1, 1996: 8,947,491.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (incorporated by reference under Part III).
===============================================================================

                                     PART I

Item 1.  BUSINESS

General

The Trust commenced operations on December 24, 1986. As of December 31, 1995, the Trust had investments in fourteen facilities located in nine states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation ("Columbia"); (v) ownership of a medical office building located on the campus of a hospital owned by Columbia; (vi) ownership of one single tenant and two multi-tenant medical office buildings located in Kingwood, Texas; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center, and; (viii) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during the second quarter of 1995. The Trust has been, and will continue to, actively market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office building on the campus of a Columbia hospital, are guaranteed by Columbia. The lease on the single tenant medical office building located in Kingwood, Texas is guaranteed by Caremark International, Inc.

In January of 1996, the Trust invested $5 million to acquire a 50% partnership interest in three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona. The three buildings total approximately 219,000 gross square feet and are leased to several tenants including Samaritan Health System and FHP Inc., a health maintenance organization.

The facilities owned by the Trust had an original aggregate purchase price of approximately $148 million and contain 1,253 licensed beds. The leases with respect to such facilities have fixed terms with an average of five years remaining and provide for renewal options for up to six five-year terms. The initial terms of these leases expire beginning in 1999. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to THC, additional rents are payable based upon a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts. The lessees have rights of first refusal to purchase the facilities exercisable during and in most cases for 180 days after the expiration of the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facility's fair market value. The combined ratio of earnings (exclusive of certain special Medicaid reimbursements at one of the Trust's facilities located in Texas) before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to minimum rent plus additional rent payable to the Trust of the various hospital facilities owned by the Trust was approximately 4.7, 3.6 and 3.8 for the years ended December 31, 1995, 1994 and 1993, respectively. The combined ratio of EBITDAR (including $10.4 million in 1995, $12.4 million in 1994 and $13.5 million in 1993 of special Medicaid reimbursements received by one of the Trust's facilities located in Texas) to minimum rent plus additional rent payable to the Trust of the various hospital facilities owned by the Trust was approximately 5.3, 4.3 and 4.5 for the years ended December 31, 1995, 1994 and 1993, respectively. The coverage ratio for individual facilities varies (see "Relationship to Universal Health Services, Inc.").

Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insured and believes the leased properties are adequately insured.

Relationship to Universal Health Services, Inc.

Leases. As of December 31, 1995, subsidiaries of UHS leased seven of the nine hospital facilities owned by the Trust with initial terms expiring in 1999 through 2003. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six 5-year periods. These leases accounted for 85% of the total revenue of the Trust for the five years ended December 31, 1995. For the twelve months ended December 31, 1995, one of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1995 rent expense payable to the Trust. The lease on this facility, which matures in 2001, generated 12% of the Trust's 1995 rental income. Three additional UHS facilities had 1995 EBITDAR which was less than 1.5 times the 1995 rent expense payable to the Trust. The leases on these three facilities, which mature in 1999, 2000 and 2001, generated on a combined basis, 22% of the Trust's 1995 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had 1995 EBITDAR greater than 2.5 times the 1995 rent expense payable to the Trust. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have initial renewal options at the existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial terms.

During the third quarter of 1995, UHS purchased the assets of Westlake Medical Center, ("Westlake") a 126-bed hospital of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on the substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased related to McAllen Medical Center will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues, in excess of base year amounts, generated by these additional assets. The guarantee by UHS under the existing leases, as amended to include the additional property, will continue.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility's then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As noted below, transactions with UHS must be approved by a majority of Trustees who are unaffiliated with UHS (the "Independent Trustees"). However, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease, after the expiration of the lease term, the respective leased facilities may, in addition to adversely affecting the Trust's ability to sell or lease a facility, present a potential conflict of interest between the Trust and UHS since the price and terms offered by a third party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory and to the termination rights of the parties. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1996. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1995, 1994 and 1993. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 1995, UHS owned 8% of the outstanding shares of beneficial interest.

Competition

The Trust believes that it is one of thirteen publicly traded real estate investment trusts (REITs) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

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

                      Executive Officers of the Registrant

               The executive officers of the Trust are as follows:


               Name                 Age           Position
               ----                 ---           --------

      Alan B. Miller                58            Chairman of the Board,
                                                  Chief Executive Officer

      Kirk E. Gorman                45            President, Chief Financial
                                                  Officer,Secretary and Trustee

      Charles F. Boyle              36            Vice President and
                                                  Controller

      Cheryl K. Ramagano            33            Vice President and
                                                  Treasurer

      Timothy J. Fowler             40            Vice President,
                                                  Acquisition and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. Mr. Miller also serves as a director of CDI Corp, Genesis Health Ventures, Gmis Inc. and Penn Mutual Life Insurance Company.

Mr. Kirk E. Gorman has been President and Chief Financial Officer of the Trust since March, 1990 and was elected to the Board of Trustees and Secretary in December, 1994. Mr. Gorman had previously served as Vice President and Chief Financial Officer of the Trust since April, 1987. Mr. Gorman was elected Senior Vice President, Treasurer and Chief Financial Officer of UHS in 1992 and served as its Senior Vice President and Treasurer since 1989.

Mr. Charles F. Boyle was elected Vice President and Controller of the Trust in June, 1991. Mr. Boyle was promoted to Assistant Vice President - Accounting of UHS in 1994 and served as its Director of Corporate Accounting since 1989.

Ms. Cheryl K. Ramagano was elected Vice President and Treasurer of the Trust in September, 1992. Ms. Ramagano was promoted to Assistant Treasurer of UHS in 1994 and served as its Director of Finance since 1990.

Mr. Timothy J. Fowler was elected Vice President, Acquisitions and Development of the Trust upon the commencement of his employment with UHS in October, 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

Item 2. Properties

The following table shows the Trust's individual investments by the type of healthcare facility, capacity in terms of beds, and five-year occupancy levels based on the information provided by the lessees or mortgagors.

                                                                       Number of
                                                                       available         Average Occupancy (1)
                                                      Type of           beds @    -----------------------------------------
Facility Name and Location                            facility         12/31/95   1995    1994     1993     1992    1991
---------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Centers
 Virtue Street Campus                              Rehabilitation         45      57%      92%      81%      81%      81%
 Patricia Street Campus                              Acute Care          118      67%      66%      68%      69%      69%
   Chalmette, Louisiana (2)

Inland Valley Regional Medical Center                Acute Care           80      49%      45%      50%      53%      62%
   Wildomar, California (3)

McAllen Medical Center                               Acute Care          407      87%      89%      86%      91%      79%
   McAllen, Texas (3)

Wellington Regional Medical Center                   Acute Care          120      30%      32%      35%      33%      38%
   West Palm Beach, Florida (3)

The BridgeWay                                        Psychiatric          70      65%      61%      57%      54%      63%
   North Little Rock, Arkansas

Meridell Achievement Center                          Psychiatric         114      65%      47%      44%      61%      81%
   Austin, Texas (4)

Tri-State Regional Rehabilitation Hospital         Rehabilitation         80      59%      61%      71%      78%      70%
   Evansville, Indiana (5)

THC - Chicago                                      Sub-Acute Care         67      38%      38%      -        -        -
   Chicago, Illinois (6)

Fresno - Herndon Medical Plaza                         Medical            -      100%      -        -        -        -
   Fresno, California (7)                          Office Building

Family Doctor's Medical Office Building                Medical            -      100%      -        -        -        -
   Shreveport, Louisiana (8)                       Office Building

Kelsey-Seybold Clinic at King's Crossing               Medical            -      100%      -        -        -        -
Professional Center at King's Crossing            Office Buildings        -      100%      -        -        -        -
   Kingwood, Texas (9)

Crouse Irving Memorial Properties                    Ambulatory           -       -        -        -        -        -
   Syracuse, New York (10)                        Treatment Center

Lake Shore Hospital                                  Psychiatric          -       -        -        -        -        -
   Manchester, New Hampshire (11)



                                                            Lease Term
                                               -------------------------------------
                                                 Minimum       End of       Renewal
Facility Name and Location                        rent      initial term  term (years)
-------------------------------------------------------------------------------------
Chalmette Medical Centers
 Virtue Street Campus                           $1,261,000       1999           25
 Patricia Street Campus                            879,000       2003           15
   Chalmette, Louisiana (2)

Inland Valley Regional Medical Center            1,857,000       2001           30
   Wildomar, California (3)

McAllen Medical Center                           5,485,000       2001           30
   McAllen, Texas (3)

Wellington Regional Medical Center               2,495,000       2001           30
   West Palm Beach, Florida (3)

The BridgeWay                                      683,000       1999           25
   North Little Rock, Arkansas

Meridell Achievement Center                      1,071,000       2000           20
   Austin, Texas (4)

Tri-State Regional Rehabilitation Hospital       1,113,000       1999           25
   Evansville, Indiana (5)

THC - Chicago                                    1,065,000       2001           25
   Chicago, Illinois (6)

Fresno - Herndon Medical Plaza                     676,000      1999 -        various
   Fresno, California (7)                                        2003

Family Doctor's Medical Office Building            175,000       2001           10
   Shreveport, Louisiana (8)

Kelsey-Seybold Clinic at King's Crossing           242,000       2004         various
Professional Center at King's Crossing             270,000     2000-2005      various
   Kingwood, Texas (9)

Crouse Irving Memorial Properties                        -          -           -
   Syracuse, New York (10)

Lake Shore Hospital                                      -          -           -
   Manchester, New Hampshire (11)


     (1) Average occupancy rate is based on the average number of available beds occupied during the years ended December 31, 1995, 1994, 1993, 1992 and 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's properties. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

     (2) Chalmette Medical Centers, which was formed at the end of 1989 by the consolidation of two acute care hospitals (Chalmette General Hospital and De La Ronde Hospital), consists of two facilities separated by approximately one mile. Each facility is leased pursuant to a separate lease. The Patricia Street Campus is a 118-bed medical/surgical facility. The Virtue Street Campus is a 48-bed facility made up of a physical rehabilitation unit, skilled nursing and inpatient psychiatric services. No assurance can be given as to the effect of the consolidation on the underlying value of the Virtue Street and Patricia Street Campuses. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases.

     (3) During the third quarter of 1995, UHS purchased the assets of Westlake Medical Center, ("Westlake") a 126-bed hospital of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on the substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased related to McAllen Medical Center will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues, in excess of base year amounts, generated by these additional assets. The guarantee by UHS under the existing leases, as amended to include the additional property, will continue.

     (4) During 1991, the Trust acquired from UHS for approximately $4.1 million, newly constructed patient buildings on the campus of the facility already owned by the Trust. The buildings are leased back to UHS on substantially the same terms as the lease already governing the Hospital's existing assets.

     (5) The Trust purchased this hospital during 1989 for approximately $7.5 million. During 1993, the Trust purchased for approximately $1.1 million, a 20 bed addition which was added to the facility. The Trust entered into an agreement with the operator, an unaffiliated third party, to lease the facility for an initial fixed term of 10 years, with the operator having the option to extend the lease for five 5-year renewal terms.

     (6) During December of 1993, UHS the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1,021,000 at December 31, 1995. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 1995 financial results is approximately $63,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC, which is guaranteed by CPC, for the real property of this facility, now operating as THC-Chicago.

     (7) In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California for $6.3 million. The 37,800 square foot medical office building is leased to seven tenants, including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation, under the terms of leases with expiration dates ranging from November, 1999 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

     (8) During the third quarter of 1995, the Trust purchased for $1.6 million, a medical office building on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The medical office building is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation.

     (9) In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. Interest accrued monthly at a margin over the one month LIBOR. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are 100% occupied by tenants consisting primarily of medical professionals.

     (10) In December of 1993, the Trust provided a $6.5 million mortgage loan to Crouse Irving Memorial Hospital, a 612 bed general acute care hospital located in Syracuse, New York for the purchase of the real property of the Madison Irving Medical Center, an ambulatory treatment center. The loan has a fifteen year repayment term with principal payments beginning in 1997.

     (11) During the second quarter of 1995, the Trust received free and clear title to Lake Shore Hospital, on which the Trust held a mortgage loan receivable. During 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan with Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments during 1994, of which $1,050,000 was included in net income as recovery of investment losses and $450,000 was reserved for future expenses related to the settlement of the facility. The Trust continues to market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator.

Item 3.  LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of security holders.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1995 are summarized below:

                            1995                          1994
                  ------------------------     -------------------------
                  High Price     Low Price     High Price      Low Price
                  ----------     ---------     ----------      ---------
First Quarter     $ 16 7/8       $ 15 7/8       $ 17 3/4        $ 16 3/8
Second Quarter    $ 16 7/8       $ 15 7/8       $ 17 3/4        $ 16
Third Quarter     $ 16 7/8       $ 16           $ 17 7/8        $ 16 3/4
Fourth Quarter    $ 17 7/8       $ 16 1/2       $ 17            $ 15 7/8

As of February 1, 1996 there were approximately 1,165 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

                    1995           1994          1993          1992       1991
                    ----          -----         -----         -----      -----
First Quarter     $  .42        $  .415        $ .415      $   .40       $.375
Second Quarter       .42           .415          .415          .41        .380
Third Quarter        .42           .415          .415          .41        .390
Fourth Quarter       .42           .420          .415          .41        .395
                  ------        -------       ------        -------      -----

                  $ 1.68        $ 1.665        $ 1.66        $ 1.63      $1.54
                  ======        =======        ======        ======      =====

Item 6.  SELECTED FINANCIAL DATA

Financial highlights for the Trust for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 were as follows:


                        1995 (1)    1994 (1)        1993 (1)         1992                1991
-----------------------------------------------------------------------------------------------
Revenues            $20,417,000     $18,826,000    $18,263,000      $19,047,000       $19,865,000

Net income (loss)   $13,584,000     $14,312,000    $12,259,000      ($1,782,000)      $10,795,000

Funds from
  Operations (2)    $17,024,000     $17,501,000    $14,911,000      $13,737,000       $14,166,000

Per Share Data:

Net income (loss)   $1.52           $1.60          $1.45            ($0.25)           $1.53

Dividends           $1.68           $1.665         $1.66             $1.63            $1.54

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Funds from operations, which does not represent cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity, is calculated as follows:


                                   1995              1994               1993             1992                1991
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                $ 13,584,000     $14,312,000         $12,259,000      ($ 1,782,000)      $10,795,000
Depreciation expense                3,315,000       3,127,000           3,023,000         3,052,000         3,078,000
Amortization of interest
  rate cap                            125,000          62,000               --               --                  --
Provision for investment losses         --                --                --           12,467,000           350,000
Gain on investment
  in marketable securities              --                --                 --               --              (57,000)
Gain on disposal of assets              --                --             (371,000)            --                  --
                                  -----------------------------------------------------------------------------------
Total                             $17,024,000     $17,501,000          $14,911,000      $13,737,000       $14,166,000
                                  ===================================================================================




----------------------------------------------------------------------------------------------------------------
At End of Period                 1995              1994              1993               1992            1991
----------------------------------------------------------------------------------------------------------------
Total Assets              $132,770,000         $128,907,000      $126,657,000       $126,885,000    $136,369,000

Debt                     $  26,396,000         $ 21,283,000      $ 18,947,000       $ 49,600,000    $ 45,845,000
----------------------------------------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Trust commenced operations on December 24, 1986. As of December 31, 1995, the Trust had investments in fourteen facilities located in nine states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation ("Columbia"); (v) ownership of a medical office building located on the campus of a hospital owned by Columbia; (vi) ownership of one single tenant and two multi-tenant medical office buildings located in Kingwood, Texas; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center, and; (viii) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during the second quarter of 1995. The Trust has been, and will continue to, actively market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office building on the campus of a Columbia hospital, are guaranteed by Columbia. The lease on the single tenant medical office building located in Kingwood, Texas is guaranteed by Caremark International, Inc.

In January of 1996, the Trust invested $5 million to acquire a 50% partnership interest in three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona. The three buildings total approximately 219,000 gross square feet and are leased to several tenants including Samaritan Health System and FHP Inc., a health maintenance organization.

It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1995, dividends of $1.68 per share, or $15,032,000 in the aggregate, were declared and paid.

Net cash generated by operating activities was $17.1 million in 1995, $18.2 million in 1994 and $14.7 million in 1993. The $1.1 million net decrease in 1995 as compared to 1994 was attributable to: (i) the $1.5 million of cash received during 1994 related to the settlement agreement on Lake Shore Hospital; (ii) a

$300,000 increase in the payment of expenses related to Lake Shore Hospital during 1995 as compared to 1994, and; (iii) a $700,000 favorable increase in 1995 over 1994 in operating cash flows generated from the remainder of the Trust's portfolio. The $3.5 million increase in net cash provided by operating activities in 1994 as compared to 1993 was due primarily to the $1.5 million of cash received during 1994 related to the Lake Shore Hospital settlement and a $1.4 million decrease in interest paid due to the reduction in the Trust's average outstanding borrowings and lower effective interest rates together with the timing of 1992 accrued interest which was paid in early 1993.

During 1995, the $17.1 million of cash flows generated from operations and the $5.1 million of additional borrowings were used primarily to: (i) pay dividends ($15.0 million); (ii) purchase additional real property including three medical office buildings ($4.8 million, net), and; (iii) purchase additional assets at hospitals operated by UHS and owned by the Trust ($1.9 million) (see Note 3). During 1994, the $18.2 million of cash flows generated from operations were used primarily to pay dividends ($14.9 million) and purchase the real property of a medical building held for lease ($6.3 million). During 1993, the Trust generated $14.7 million from operations, $32.6 million from the issuance of an additional
1.9 million shares of beneficial interest at $18.25 per share and $3.2 million from the sale of the real estate assets of a psychiatric facility. These funds were used primarily to repay indebtedness under the Trust's revolving credit facility ($31.6 million), pay dividends ($14.1 million), invest in a mortgage loan receivable and acquire additional real estate assets.

In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. Interest accrued monthly at a margin over the one month LIBOR. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are 100% occupied by tenants consisting primarily of medical professionals.

During the third quarter of 1995, the Trust purchased for $1.6 million, a medical office building located on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The medical office building is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation.

The Trust has a $45 million non-amortizing revolving credit agreement (the "Agreement") which provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4%, Eurodollar rate plus 3/4% or the prime rate. A fee of 3/8% is required on the unused portion of this commitment. As of December 31, 1995, the Trust has approximately $20 million of unused borrowing capacity under its revolving credit facility. The Agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds of any new equity offering.

The Trust has entered into interest rate swap agreements and an interest rate cap agreement to reduce the impact of changes in the interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements, two in the amount of $5 million each which mature in April, 1997 and May, 1999, and another in the amount of $1,580,000 which matures in May, 2001. These swap agreements effectively fix the interest rate on $11,580,000 million of variable rate debt at 7.55%. The interest rate cap, for which the Trust paid $622,750, matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1994, 1995 and 1996. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties, which are rated A or better by Moody's Investors Service. At December 31, 1995, termination of the interest rate swaps would have resulted in payments to the counterparties of approximately $450,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $100,000.

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

Results of Operations

Total revenues increased 9% ($1.6 million) to $20.4 million in 1995 over 1994 and 3% ($563,000) to $18.8 million in 1994 over 1993. The $1.6 million increase during 1995 was attributable to: (i) a $224,000 increase in base rental from UHS facilities resulting from the purchase by the Trust of additional real estate assets related to McAllen Medical Center and the additional base rental generated from the Westlake Medical Center swap transaction (see Note 3), (ii) a $1.1 million increase in base rental from non-related parties resulting from the acquisitions of medical office buildings in November of 1994 and the third and fourth quarters of 1995 (see Note 3), (iii) a $144,000 increase in bonus rentals, which are computed as a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts, and; (iv) a $125,000 increase in interest income.

The $563,000 increase in net revenue during 1994 as compared to 1993 was attributable to: (i) a $194,000 increase in total base rentals resulting from a $1 million increase in base rentals from non-related parties partially offset by a $812,000 decrease in base rentals from UHS facilities (see below); (ii) an increase of $307,000 in interest income consisting of $663,000 of interest earned on the $6.5 million mortgage loan advanced in December of 1993, partially offset by a $320,000 decrease in the interest earned under the terms of the construction loan which was fully repaid during the third quarter of 1994, and;
(iii) a $62,000 increase in bonus rentals. The decrease in the base rentals from UHS facilities and corresponding increase in base rentals from non-related parties is due to the increase in the invested real estate assets and the lease rate of an acute care facility which was sold by UHS, the former owner and operator, to THC in December, 1993.

Approximately $104,000, $124,000 and $130,000 of the Trust's 1995, 1994 and 1993
bonus rentals, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. Pursuant to the terms of this program, as renewed for the period of September, 1995 through August, 1996, the annual bonus rental payments to the Trust related to revenues generated under this program will be reduced to approximately $40,000 per year. This program is scheduled to terminate in August, 1996 and the Trust cannot predict whether this program will continue beyond the scheduled termination date.

For the twelve months ended December 31, 1995, one of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1995 rent expense payable to the Trust. The lease on this facility, which matures in 2001, generated 12% of the Trust's 1995 rental income. Three additional UHS facilities had 1995 EBITDAR which was less than 1.5 times the 1995 rent expense payable to the Trust. The leases on these three facilities, which mature in 1999, 2000 and 2001, generated on a combined basis, 22% of the Trust's 1995 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had 1995 EBITDAR greater than 2.5 times the 1995 rent expense payable to the Trust. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have initial renewal options at the existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial terms. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another.

The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's facilities. The Trust's facilities have experienced growth in outpatient utilization over the past several years. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations
(HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Trust expects growth in outpatient services to continue, although the rate of growth may be moderated in the future.

An increased proportion of the Trust's hospitals revenue is derived from fixed payment services, including Medicare and Medicaid. Management of the Trust's hospitals expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging population and expansion of the state Medicaid programs. The Medicare program reimburses the Trust's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, management of the Trust's hospitals expects the percentage of its business from managed care programs, including HMOs and PPOs, to grow. The consequent growth in managed networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate. The Trust is unable to predict the rate of growth of the net revenues of its facilities and the resulting impact on bonus revenues, which are computed as a percentage of each facility's net revenues in excess of base year amounts or CPI increases in excess of base year amounts, because the net revenues of the Trust's facilities are dependent upon developments in medical technologies and physician practice patterns, both of which are beyond the control of management of the facilities.

In addition to the trends described above that continue to have an impact on the revenues of the Trust's facilities, there are a number of other, more general factors affecting the Trust's facilities. Both the House of Representatives and the Senate have passed legislation providing for substantial Medicare savings over a seven year period, including reductions in payments to hospitals, which would limit the rate of growth of the program. The House of Representatives and the Senate bills have not yet been reconciled and the ultimate legislation will be subject to Presidential approval. Management of the Trust cannot predict what new legislation may ultimately be enacted, and if enacted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the operating results of the Trust's facilities. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. Management of the Trust is unable to predict whether Texas will be granted such a waiver or the effect on the operating results of the Trust's Texas facilities of such a waiver.

Interest expense increased $679,000 or 59% in 1995 over 1994 due primarily to the increased borrowings used to finance the purchase of the medical office buildings in Kingwood, Texas and Shreveport, Louisiana and the purchase of an additional $1.9 million of real assets related to McAllen Medical Center. Also contributing to the increased interest expense in 1995 as compared to 1994 was the $6.3 million of additional borrowings used to finance the purchase of the Fresno-Herndon Medical Plaza in November of 1994. Interest expense decreased $759,000 in 1994 as compared to 1993, due to lower average outstanding borrowings and lower effective interest rates.

Depreciation and amortization expense increased $100,000 or 3% in 1995 as compared to 1994 due to: (i) a $188,000 increase in depreciation expense related primarily to the purchase of the medical office buildings and additional real assets purchased in 1995, as mentioned above, and a full year of depreciation expense recorded on the Fresno-Herndon MOB which was purchased by the Trust in December of 1994, and; (ii) an $88,000 decrease in amortization of financing costs due to 1994 including $79,000 of accelerated amortization of financing costs related to the old revolving credit agreement. Depreciation and amortization expense increased $142,000 or 5% in 1994 as compared to 1993 due primarily to the $79,000 of amortization expense recorded in 1994 related to the amortization of the old revolving credit agreement financing costs and increased depreciation expense on the $1.9 million of additional real estate assets purchased by the Trust in December of 1993 related to its sub-acute care facility in Chicago, Illinois leased to THC.

Other operating expenses increased $262,000 or 64% in 1995 as compared to 1994 due primarily to the expenses related to the Fresno-Herndon Medical Plaza which was acquired by the Trust in November of 1994. These expenses, which are passed on directly to the tenants of the Medical Plaza, are included as revenue in the Trust's statements of income.

Included in the financial results for 1994, as recorded as recovery of investment losses, was $1,234,000 consisting of: (i) $1.5 million of cash payments received related to the Lake Shore Hospital settlement agreement partially offset by a $450,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital, and; (iii) $184,000 of proceeds received during 1994 related to an investment in marketable equity securities which was written down to zero in a prior year. As of December 31, 1995, the balance in the Lake Shore Hospital reserve account was $158,000. Included in the financial results for 1993 was a $371,000 gain on the disposition of a psychiatric facility sold by the Trust during the first quarter of 1993.

Net income for 1995 was $13.6 million or $1.52 per share, compared to $14.3 million or $1.60 per share in 1994 and $12.3 million or $1.45 per share in 1993.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense, amortization of interest rate cap expense, provision for investment losses, less gain on disposal of assets and marketable securities, totaled $17.0 million in 1995, $17.5 million in 1994 and $14.9 million in 1993. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Trust's Balance Sheets and its Statements of Income, Changes in Shareholders' Equity and Cash Flows, together with the report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Financial Statements and Schedules."

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995. See also "Executive Officers of the Registrant" appearing in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)  Financial Statements and Financial Statement Schedules:

               1)   Report of Independent Public Accountants

               2)   Financial Statements
                    Balance Sheets - December 31, 1995 and December 31, 1994. Statements of Income - Years Ended December 31, 1995, 1994 and 1993.
                    Statements of Changes in Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993.
                    Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.
                    Notes to Financial Statements - December 31, 1995

               (3)  Schedules
                    Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993.
                    Schedule III - Real Estate and Accumulated Depreciation - December 31, 1995. Notes to Schedule III - December 31, 1995.

      (b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

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

         10.2 Agreement effective January 1, 1996, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

         10.16 Agreement for Purchase and Sale and Repurchase Agreement dated as of November 4, 1994 between Fresno-Herndon Partners, Limited and Universal Health Realty Income Trust, previously filed as Exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         10.17 Agreement of Purchase and Sale, and Construction Loan Agreement dated as of December 20, 1994 between Turner Adreac, L.C. and Universal Health Realty Income Trust, previously filed as Exhibit 10.17 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         10.18 Sale Agreement, dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership.

         10.19 Operating Agreement of DSMB Properties, L.L.C., dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership.

         10.20 Agreement and Escrow Instructions, dated as of August 15, 1995, by and between Phase III Desert Samaritan Medical Building Partners and Desert Commercial Properties Limited Partnership.

         27 Financial Data Schedule

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

Date:  March 14, 1996

                                   UNIVERSAL HEALTH REALTY INCOME TRUST

                                  (Registrant)

             By:    /s/  Alan B. Miller
                    ------------------------------------------
                    Alan B. Miller, Chairman of the Board
                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Date                   Signature and Title
             ----                   -------------------

                                    /s/  Alan B. Miller
                                    --------------------------------------
     March 14, 1996                 Alan B. Miller, Chairman of the Board
                                    and Chief Executive Officer

                                    /s/  Kirk E. Gorman
                                    --------------------------------------
     March 14, 1996                 Kirk E. Gorman, President, Chief
                                    Financial Officer, Secretary and Trustee

                                    /s/  Peter Linneman
                                    --------------------------------------
     March 15, 1996                 Peter Linneman, Trustee

                                    /s/  Myles H. Tanenbaum
                                    --------------------------------------
     March 18, 1996                 Myles H. Tanenbaum, Trustee

                                    /s/  Michael R. Walker
                                    --------------------------------------
     March 15, 1996                 Michael R. Walker, Trustee

                                    /s/  Daniel M. Cain
                                    --------------------------------------
     March 15, 1996                 Daniel M. Cain, Trustee

                                    /s/  Charles F. Boyle
                                    --------------------------------------
     March 14, 1996                 Charles F. Boyle, Vice President and
                                    Controller

                                    /s/  Cheryl K. Ramagano
                                    --------------------------------------
     March 14, 1996                 Cheryl K. Ramagano, Vice President and
                                    Treasurer

                                    /s/  Timothy J. Fowler
                                    --------------------------------------
     March 15, 1996                 Timothy J. Fowler, Vice President,
                                    Acquisitions and Development

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                   Page
                                                                   ----

Report of Independent Public Accountants                            F-2

Balance Sheets - December 31, 1995 and December 31, 1994            F-3

Statements of Income - Years Ended December 31, 1995,
1994 and 1993                                                       F-4

Statements of Changes in Shareholders' Equity - Years Ended
December 31, 1995, 1994 and 1993                                    F-5

Statements of Cash Flows - Years Ended December 31, 1995,
1994 and 1993                                                       F-6

Notes to Financial Statements - December 31, 1995                   F-7

Schedule II - Valuation and Qualifying Accounts -
Years Ended December 31, 1995, 1994 and 1993                        F-16

Schedule III - Real Estate and Accumulated Depreciation -
December 31, 1995                                                   F-17

Notes to Schedule III - December 31, 1995                           F-19

                    Report of Independent Public Accountants

To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying balance sheets of Universal Health Realty Income Trust (a Maryland real estate investment trust) as of December 31, 1995 and 1994 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust, as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                           Arthur Andersen LLP

Philadelphia, Pennsylvania
January 17, 1996

                      Universal Health Realty Income Trust
                                 Balance Sheets

                                                                 December 31,
                                                        ------------------------------------
                                                               1995                1994
                                                         -----------            ------------
Assets:
-------

Real Estate Investments:
   Buildings & improvements                             $129,961,000             $119,587,000
   Accumulated depreciation                              (22,986,000)             (22,646,000)
                                                        ------------             ------------
                                                         106,975,000               96,941,000
   Land                                                   17,927,000               23,482,000
   Mortgage loans receivable, net                          6,444,000                6,440,000
   Construction loan note receivable, net                     --                    1,143,000
   Reserve for investment losses                            (158,000)                (490,000)
                                                        ------------             ------------
       Net Real Estate Investments                       131,188,000              127,516,000

Other Assets:
   Cash                                                      139,000                    2,000
   Bonus rent receivable from UHS                            606,000                  621,000
   Rent receivable from non-related parties                   13,000                   68,000
   Construction and mortgage loan interest receivable         --                        3,000
   Deferred charges, net                                     516,000                  697,000
   Deposits                                                  308,000                   --
                                                        ------------             ------------
                                                        $132,770,000             $128,907,000
                                                        ============             ============

Liabilities and Shareholders' Equity:
-------------------------------------

Liabilities:
   Bank borrowings                                       $25,375,000              $20,320,000
   Note payable to UHS                                     1,021,000                  963,000
   Accrued interest                                          157,000                  117,000
   Accrued expenses & other liabilities                      676,000                  698,000
   Tenant reserves, escrows, deposits and prepaid re         544,000                  364,000

Commitments and Contingencies

Shareholders' Equity:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                     --                       --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 8,947,192 shares
         in 1995 and 1994                                     89,000                   89,000
   Capital in excess of par value                        128,643,000              128,643,000
   Cumulative net income                                  83,996,000               70,412,000
   Cumulative dividends                                 (107,731,000)             (92,699,000)
                                                        ------------             ------------
        Total Shareholders' Equity                       104,997,000              106,445,000
                                                        ------------             ------------
                                                        $132,770,000             $128,907,000
                                                        ============             ============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                              Statements of Income



                                                                     Year ended December 31,
                                                          -------------------------------------------
                                                           1995            1994              1993
                                                          ---------    ----------          -----------
Revenues (Note 2):
------------------

  Base rental - UHS facilities                          $13,491,000    $13,267,000         $14,079,000
  Base rental - Non-related parties                       3,195,000      2,097,000           1,091,000
  Bonus rental                                            2,773,000      2,629,000           2,567,000
  Interest                                                  958,000        833,000             526,000
                                                        -----------    -----------         -----------
                                                         20,417,000     18,826,000          18,263,000
                                                        -----------    -----------         -----------


Expenses:
---------

  Depreciation & amortization                             3,382,000      3,282,000           3,140,000
  Interest expense                                        1,825,000      1,146,000           1,905,000
  Advisory fees to UHS (Note 2)                             953,000        909,000             880,000
  Other operating expenses                                  673,000        411,000             450,000
  Recovery of investment losses                              --         (1,234,000)             --
                                                        -----------    -----------         -----------
                                                          6,833,000      4,514,000           6,375,000
                                                        -----------    -----------         -----------

  Income before gain on disposal of assets               13,584,000     14,312,000          11,888,000

  Gain on disposal of assets                                 --             --                 371,000
                                                        -----------    -----------         -----------
                     Net Income                         $13,584,000    $14,312,000         $12,259,000
                                                        ===========    ===========         ===========


                Net Income Per Share                          $1.52          $1.60               $1.45
                                                        ===========    ===========         ===========


  Weighted average number of shares and equivalents       8,947,000      8,947,000           8,457,000
                                                        ===========    ===========         ===========


The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Statements of Changes in Shareholders' Equity
              For the Years Ended December 31, 1995, 1994 and 1993


                                                Common Shares
                                        ------------------------------          Capital in
                                          Number                                 excess of      Cumulative        Cumulative
                                        of Shares               Amount           par value      net income         dividends
                                        ---------               ------           ---------      ----------         ---------

January 1, 1993                            7,047,192            $70,000       $96,092,000      $43,841,000       ($63,738,000)

Net Income                                   --                 --                --            12,259,000            --

Dividends ($1.66/share)                      --                 --                --               --             (14,064,000)

Net proceeds from issuance
  of shares of beneficial interest         1,900,000             19,000        32,551,000          --                 --
-------------------------------------------------------------------------------------------------------------------------------

January 1, 1994                            8,947,192             89,000       128,643,000       56,100,000        (77,802,000)

Net Income                                   --                 --                --            14,312,000            --

Dividends ($1.665/share)                     --                 --                --               --             (14,897,000)
-------------------------------------------------------------------------------------------------------------------------------

January 1, 1995                            8,947,192             89,000       128,643,000       70,412,000        (92,699,000)

Net Income                                   --                 --                --            13,584,000            --

Dividends ($1.68/share)                      --                 --                --               --             (15,032,000)


-------------------------------------------------------------------------------------------------------------------------------
         December 31, 1995                 8,947,192            $89,000      $128,643,000      $83,996,000      ($107,731,000)
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                            Statements of Cash Flows

                                                                                 Year ended December 31,
                                                              ------------------------------------------------------------
                                                                   1995                      1994                   1993
                                                              -------------             ------------           ------------
Cash flows from operating activities:
   Net income                                                   $13,584,000              $14,312,000            $12,259,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation & amortization                               3,382,000                3,282,000              3,140,000
        Provision for investment losses                                 --                   450,000                    --
        Amortization of interest rate cap                           125,000                   62,000                    --
        Loss (gain) on disposal of assets                               --                    15,000               (371,000)
        Gain on investment in marketable securities                     --                  (184,000)                   --
   Changes in assets and liabilities:
        Rent receivable                                              70,000                   80,000               (161,000)
        Accrued expenses & other liabilities                        (22,000)                  57,000                137,000
        Tenant escrows, deposits & prepaid rents                    180,000                   92,000                    --
        Construction & mortgage loan interest receivable              3,000                   11,000                488,000
        Accrued interest                                             40,000                   78,000               (477,000)
        Reserve for investment losses                              (332,000)                 (37,000)              (173,000)
        Deferred charges & other                                     43,000                  (19,000)              (114,000)
                                                                 ----------               ----------             ----------
          Net cash provided by operating activities              17,073,000               18,199,000             14,728,000
                                                                 ----------               ----------             ----------

Cash flows from investing activities:
        Sale of real property                                           --                    40,000              3,218,000
        Acquisition of real property                             (7,794,000)              (6,340,000)            (2,062,000)
        Advances under construction note receivable              (3,190,000)              (1,727,000)            (6,103,000)
        Repayments under construction note receivable             4,333,000                2,759,000              8,612,000
        Proceeds from investments in marketable securities               --                   184,000                    --
        Other                                                      (308,000)                  272,000                    --
        Advances under mortgage loan receivable                         --                       --              (6,500,000)
                                                                 ----------               ----------             -----------
          Net cash used in investing activities                  (6,959,000)              (4,812,000)            (2,835,000)
                                                                 ----------               ----------             ----------
Cash flows from financing activities:
        Additional borrowings, net of financing costs             5,055,000                2,091,000                    --
        Repayment of debt                                               --                       --             (31,560,000)
        Purchase of interest rate cap                                   --                  (623,000)                   --
        Dividends paid                                          (15,032,000)             (14,897,000)           (14,064,000)
        Proceeds from issuance of shares of benefical
          interest, net                                                  --                       --             32,570,000
                                                                -----------              -----------            -----------
          Net cash used in financing activities                  (9,977,000)             (13,429,000)           (13,054,000)
                                                                -----------              -----------            -----------

   Increase (decrease) in cash                                      137,000                  (42,000)            (1,161,000)
   Cash, beginning of period                                          2,000                   44,000              1,205,000
                                                                -----------              -----------            -----------
               Cash, end of period                                 $139,000                   $2,000                $44,000
                                                                ===========              ===========            ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                 $1,602,000               $1,012,000             $2,382,000
                                                                 ==========               ==========             ==========


Supplemental disclosures of non-cash investing and financing activities:
         See Notes 3 and 5

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                          Notes to Financial Statements
                                December 31, 1995

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 1995 the Trust had investments in fourteen facilities located in nine states consisting of investments in healthcare and human service related facilities including acute care hospitals, psychiatric hospitals, rehabilitation hospitals, sub-acute care facilities, surgery centers and medical office buildings, some of which are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

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

It is the Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Trust will adopt the provisions of SFAS No. 121 in 1996, however, the Trust does not expect the adoption of the SFAS No. 121 to have a material impact on its financial statements.

Per Share Data

Net income per share is based on the weighted average number of shares of beneficial interest outstanding during the year adjusted to give effect to share equivalents, consisting of stock options.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Trust considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory and to the termination rights of the parties. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1996. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1995, 1994 and 1993. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1995, 1994 and 1993, 79%, 83% and 91%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. UHS has unconditionally guaranteed the obligations of its subsidiaries under these leases. For the twelve months ended December 31, 1995, one of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1995 rent expense payable to the Trust. The lease on this facility, which matures in 2001, generated 12% of the Trust's 1995 rental income. Three additional UHS facilities had 1995 EBITDAR which was less than 1.5 times the 1995 rent expense payable to the Trust. The leases on these three facilities, which mature in 1999, 2000 and 2001, generated on a combined basis, 22% of the Trust's 1995 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had 1995 EBITDAR greater than 2.5 times the 1995 rent expense payable to the Trust. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have initial renewal options of the existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial terms. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another.

Revenues received from UHS and from other non-related parties were as follows:

                                                    Year Ended December 31,
                                         --------------------------------------------------
                                              1995               1994              1993
                                         --------------------------------------------------
Base rental - UHS facilities                $13,491,000        $13,267,000       $14,079,000
Base rental - Non-related parties             3,195,000          2,097,000         1,091,000
                                           ------------       ------------     -------------
  Total base rental                          16,686,000         15,364,000        15,170,000
                                            -----------        -----------      ------------

Bonus rental - UHS facilities                 2,552,000          2,414,000         2,474,000
Bonus rental - Non-related parties              221,000            215,000            93,000
                                          -------------     --------------     -------------
  Total bonus rental                          2,773,000          2,629,000         2,567,000
                                           ------------        -----------      ------------

Interest - Non-related parties                  958,000            833,000           526,000
                                          -------------       ------------      ------------
  Total revenues                            $20,417,000        $18,826,000       $18,263,000
                                            ===========        ===========       ===========

The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

(3)  Acquisitions and Dispositions

1996 - In January of 1996, the Trust invested $5 million to acquire a 50% partnership interest in three medical office buildings located in the Campus of Desert Samaritan Hospital in Phoenix, Arizona. The three buildings total approximately 219,000 gross square feet and are leased to several tenants including the Samaritan Health System and FHP Inc., a health maintenance organization.

1995 - During the third quarter of 1995, the Trust sold the real estate assets of Westlake Medical Center ("Westlake") a 126-bed hospital, of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on substituted properties will be $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased related to McAllen Medical Center will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues, in excess of base year amounts, generated by these additional assets. The guarantee by UHS under the existing leases, as amended to include the additional property, will continue.

During the third quarter of 1995, the Trust purchased for $1.6 million, a medical office building located on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The medical office building is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation.

In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. Interest accrued monthly at a margin over the one month LIBOR. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are 100% occupied by tenants consisting primarily of medical professionals.

1994 - In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California, for $6.3 million. The 37,800 square foot medical office building is leased to seven tenants, including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation, under the terms of leases with expiration dates ranging from November, 1999 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

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

In December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $907,000 at December 31, 1993. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC, which is guaranteed by CPC, for the real property of this facility now operated by THC-Chicago.

Also during 1993, the Trust purchased for approximately $1.1 million, a 20-bed addition added to the Tri-State Regional Rehabilitation Hospital located in Evansville, Indiana.

(4)  Leases

All of the Trust's leases are classified as operating leases with initial terms ranging from 5 to 15 years with up to six 5-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and may earn periodic additional rents (see Note 2). The additional rent payments are generally computed as a percentage of facility net patient revenue or CPI increase in excess of a base amount. The base year amount is typically net patient revenue for the first full year of the lease.

Minimum future base rents on noncancelable leases are as follows:

                1996                                             $ 17,271,000
                1997                                               17,305,000
                1998                                               17,338,000
                1999                                               17,391,000
                2000                                               14,256,000
                Later Years                                        16,959,000
                                                                 ------------
                Total Minimum Base Rents                         $100,520,000
                                                                 ============

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the Fresno-Herndon Medical Plaza and the Professional Buildings at Kingwood are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

The Trust has a $45 million non-amortizing revolving credit agreement (the "Agreement") which provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4%, Eurodollar rate plus 3/4% or the prime rate. A fee of 3/8% is required on the unused portion of this commitment. There are no compensating balance requirements. The Agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1995, the Trust had approximately $20 million of unused borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1995, 1994 and 1993 were $21,589,000, $15,218,000, $21,400,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 7.2%, 5.3%, and 4.5%. The maximum amounts outstanding at any month end were $25,375,000, $20,320,000, and $47,565,000 during 1995, 1994 and 1993, respectively.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts.

The Trust has entered into interest rate swap agreements and a interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements, two in the amount of $5 million each which mature in April, 1997, and May, 1999, and another in the amount of $1,580,000 which matures May, 2001. These swap agreements effectively fix the interest rate on $11,580,000 of variable rate debt at 7.55%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $436,000 at December 31, 1995) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1994, 1995 and 1996. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 7.5%, 6.7%, and 8.3% during 1995, 1994 and 1993, respectively. Additional interest expense recorded as a result of the Trust's hedging activity was $69,000, $109,000, and $411,000 in 1995, 1994 and 1993, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1995 would have resulted in payments to the counterparties of approximately $450,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $100,000. The fair value of the interest rate swap and cap agreements at December 31, 1995 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and one based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.68 per share were declared and paid in 1995, of which $1.575 per share was ordinary income and $.105 was a return of capital distribution. Dividends of $1.665 per share were declared and paid in 1994, of which $1.528 was ordinary income and $0.137 was a return of capital distribution. Dividends of $1.66 per share were declared and paid in 1993, of which $0.75 was ordinary income, $0.81 was a return of capital distribution and $0.10 was capital gain to the shareholders for income tax purposes.

(7)  Financing

During the fourth quarter of 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($56,000 as of December 31, 1995) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.5% during 1995 and 9.8% during 1994.

During the second quarter of 1995, the Trust received free and clear title to Lake Shore Hospital, on which the Trust held a mortgage loan receivable. During 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan with Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments during 1994, of which $1,050,000 was included in net income as recovery of investment losses and $450,000 was reserved for future expenses related to the settlement of the facility. The Trust continues to market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator.

(8) Incentive Plans

During 1988, the Trustees approved a Key Employees' Restricted Share Purchase Plan. Under the terms of this plan, which expires in 1998, up to 50,000 shares have been reserved for issuance to key employees (47,500 shares available for grant as of December 31, 1995). Eligible employees may purchase shares of the Trust at par value subject to certain restrictions. The restrictions lapse over four years if the employee remains employed by the Trust.

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1995, no shares have been issued under the terms of this plan.

During 1992, the Trust amended the 1988 Non-Statutory Stock Option Plan to increase the number of shares reserved under the plan from 50,000 to 200,000. As of December 31, 1995, options to purchase 95,000 shares of beneficial interest were outstanding, of which 85,000 were granted to officers of the Trust during 1992 at an exercise price of $16.875 per share and 10,000 were granted to an officer of the Trust during 1993 at an exercise price of $16.125. As of December 31, 1995, none of the options had been exercised. As of December 31, 1995, all of the options were exercisable at an aggregate purchase price of $1,595,625.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. The Statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value based method in APB Opinion No. 25. The Trust intends to continue its accounting for equity instruments using APB No. 25. As a result, beginning in 1996, the Trust will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

(9)  Sale of Marketable Securities

During 1994, the Trust received $107,000 related to a class action lawsuit settlement filed against a real estate investment trust in which the Trust owned marketable securities. Also during the year, the Trust sold the remainder of its investment in the marketable securities of the real estate investment trust for total net proceeds of $77,000. The entire $184,000 generated from the settlement and sale transactions are included in net income (recovery of investment losses) since the carrying value of this investment was reduced to zero in 1990.

(10) Quarterly Results (Unaudited)

                                                            1995
-----------------------------------------------------------------------------------------------------------------------
                               First             Second              Third            Fourth
                              Quarter            Quarter            Quarter           Quarter               Total
-----------------------------------------------------------------------------------------------------------------------
Revenues                        $4,914,000        $5,129,000        $5,215,000        $5,159,000           $20,417,000

Net Income                      $3,303,000        $3,452,000        $3,451,000        $3,378,000           $13,584,000

Earnings Per Share                   $0.37             $0.39             $0.38             $0.38                 $1.52


                                                            1994
-----------------------------------------------------------------------------------------------------------------------
                                  First            Second              Third           Fourth
                                Quarter            Quarter            Quarter          Quarter               Total
-----------------------------------------------------------------------------------------------------------------------

Revenues                        $4,653,000        $4,820,000        $4,661,000        $4,692,000           $18,826,000

Net Income                      $3,632,000        $4,199,000        $3,232,000        $3,249,000           $14,312,000

Earnings Per Share                   $0.41             $0.47             $0.36             $0.36                 $1.60

During 1994, the Trust received $1.5 million in cash payments (recorded as recovery of investment losses) related to the settlement agreement on Lake Shore Hospital (see Note 7) of which $600,000 was received during the first quarter and $900,000 was received during the second quarter. Partially offsetting the net income effect of these cash proceeds was a $450,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital (recorded as provision for investment losses) of which $300,000 was recorded in the first quarter of 1994 and $150,000 was recorded in the second quarter.

                      Universal Health Realty Income Trust
                Schedule II - Valuation and Qualifying Accounts





                                    Balance at      Charged to                       Balance
                                    beginning       costs and                        at end
           Description              of period        expenses         Other         of period
           -----------              ---------        --------         -----         ---------

Reserve for Investment Losses:

    Year ended December 31, 1995      $490,000             --       ($332,000)(a)    $158,000
                                       =======        ========       ========        ========

    Year ended December 31, 1994       $77,000        $450,000       ($37,000)(a)    $490,000
                                       =======        ========       ========        ========

    Year ended December 31, 1993      $250,000              --      ($173,000)(a)     $77,000
                                       =======        ========       ========        ========



(a)  Amounts charged against the reserve.

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 1995
                             (amounts in thousands)


                                           Initial Cost to
                                           Universal Health            Cost capitalized           Gross amount at which
                                         Realty Income Trust       subsequent to acquisition     carried at close of period
                                        ------------------------   -------------------------   ------------------------------
                                                       Building        Land &    Carrying               Building &
Description                               Land         & Improv.       Improv.    Costs        Land    Improvements    Total
-----------                              ------       ----------      --------   --------      -----   -------------   ------
Chalmette Medical Centers
  Virtue Street Campus                   $1,825         $9,445           --         --         $1,770     $9,445     $11,215
  Patricia Street Campus                  2,000          7,473           --         --          2,000      7,473       9,473
  Chalmette, Louisiana

Inland Valley Regional Medical Center
  Wildomar, California                    2,050         10,701          2,868       --          2,050     13,569      15,619

McAllen Medical Center
  McAllen, Texas                          4,720         31,442         10,188       --          6,281     40,069      46,350

Wellington Regional Medical Center
  West Palm Beach, Florida                1,190         14,652          4,822       --          1,663     19,001      20,664

The Bridgeway
  North Little Rock, Arkansas               150          5,395            499       --            150      5,894       6,044

Meridell Achievement Center
  Austin, Texas                           1,350          3,782          4,139       --          1,350      7,921       9,271

Tri-State Rehabilitation Hospital
  Evansville, Indiana                       500          6,945          1,062       --            500      8,007       8,507

THC - Chicago
  Chicago, Illinois                         158          6,404          1,907       --            158      8,311       8,469

Fresno-Herndon Medical Plaza
  Fresno, California                      1,073          5,266             24       --          1,073      5,290       6,363

Family Doctor's Medical Office
 Building Shreveport, Louisiana              54          1,526           --         --             54      1,526       1,580

Kelsey-Seybold Clinic at King's Crossing    439          1,618           --         --            439      1,618       2,057
Professional Center at King's Crossing      439          1,837           --         --            439      1,837       2,276
  Kingwood, Texas

                                        -------       --------        -------    -------      -------    -------     --------
        TOTALS                          $15,948       $106,486        $25,509    $  --        $17,927    $129,961    $147,888
                                        =======       ========        =======    =======      =======    ========    ========





                                               Accumulated   Date of construction
                                               Depreciation      or most recent                              Average
                                                   as of     significant expansion          Date           Depreciable
Description                                    Dec. 31, 1995     or renovation            Acquired             Life
-----------                                    -------------  --------------------       ----------        ------------

Chalmette Medical Centers
  Virtue Street Campus                            $2,434               1975               1986               35 Years
  Patricia Street Campus                           1,705               1981               1988               34 Years
  Chalmette, Louisiana

Inland Valley Regional Medical
 Center
  Wildomar, California                             2,186               1986               1986               43 Years

McAllen Medical Center
  McAllen, Texas                                   6,426               1994               1986               42 Years

Wellington Regional Medical Center
  West Palm Beach, Florida                         2,999               1986               1986               42 Years

The Bridgeway
  North Little Rock, Arkansas                      1,496               1983               1986               35 Years

Meridell Achievement Center
  Austin, Texas                                    1,868               1991               1986               28 Years

Tri-State Rehabilitation Hospital
  Evansville, Indiana                              1,210               1993               1989               40 Years

THC - Chicago
  Chicago, Illinois                                2,504               1993               1986               25 Years

Fresno-Herndon Medical Plaza
  Fresno, California                                 128               1992               1994               45 Years

Family Doctor's Medical Office
  Building Shreveport, Louisiana                      17               1991               1995               45 Years

Kelsey-Seybold Clinic at King's
  Crossing                                             9               1995               1995               45 Years
Professional Center at King's
  Crossing
  Kingwood, Texas                                      4               1995               1995               45 Years
                                                 -------
                                                 $22,986
                                                 =======

        TOTALS


                      Universal Health Realty Income Trust
                             Notes to Schedule III
                               December 31, 1995




(1) Reconciliation of Real Estate Properties


     The following table reconciles the Real Estate Properties from January 1, 1993 to December 31, 1995:



                                            1995                1994                  1993
                                          --------            --------              --------
Balance at January 1                    $143,069,000         $136,784,000          $137,033,000
Acquisitions                               7,794,000            6,340,000             2,969,000
Dispositions                              (2,975,000)(a)          (55,000)           (3,218,000)
                                        ------------         ------------          ------------
Balance at December 31                  $147,888,000         $143,069,000          $136,784,000
                                        ============         ============          ============




(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1993 to December 31, 1995:



                                            1995                  1994                  1993
                                          -------                ------                ------
Balance at January 1                     $22,646,000            $19,519,000           $16,867,000
Current year depreciation expense          3,315,000              3,127,000             3,023,000
Dispositions                              (2,975,000)(a)            --                   (371,000)
                                         -----------            -----------           -----------
Balance at December 31                   $22,986,000            $22,646,000           $19,519,000
                                         ===========            ===========           ===========



(a) The real property of Westlake Medical Center (original cost of approximately $20 million and accumulated depreciation of approximately $3 million) was exchanged during 1995 for additional real estate assets (valued at approximately $20 million) of three acute care facilities owned by the Trust and operated by UHS. The swapping of these assets was accounted for as an exchange, and therefore no gain was recognized.


     The aggregate cost basis and net book value of the properties for Federal income tax purposes at December 31, 1995 are approximately $137,000,000 and $113,000,000, respectively.

                               INDEX TO EXHIBITS

10.2 Agreement, effective January 1, 1996, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.18 Sale Agreement, dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership.

10.19 Operating Agreement of DSMB Properties, L.L.C., dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership.

10.20 Agreement and Escrow Instructions, dated as of August 15, 1995, by and between Phase III Desert Samaritan Medical Building Partners and Desert Commercial Properties Limited Partnership.

27.       Financial Data Schedule.