Form 10-Q
period 1996-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1996-05-13
CIK 798783

                                 ______________

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
         (MARK ONE)
         ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                         Commission file number 1-9321

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             (Exact name of registrant as specified in its charter)

                      MARYLAND                              23-6858580
           -------------------------------            ----------------------
            (State or other jurisdiction of             (I. R. S. Employer
            Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA           19406
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____

Number of shares of common stock outstanding at April 30, 1996 - 8,952,340





                            Page One of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                                                PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended --March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .   Three

Condensed Balance Sheets -- March 31, 1996
    and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Four

Condensed Statements of Cash Flows
    Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .  Five

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


                                                  THREE MONTHS
                                                  ENDED MARCH 31,
                                                  ---------------
                                                   1996     1995
                                                  ------   ------
REVENUES    (Note 2):
    Base rental - UHS facilities                  $3,433   $3,316
    Base rental - Non-related parties                966      727
    Bonus rental                                     759      657
    Interest                                         185      214
                                                  ------   ------
                                                   5,343    4,914
                                                  ------   ------


EXPENSES:
    Depreciation & amortization                      880      825
    Interest expense                                 548      415
    Advisory fees to UHS                             251      228
    Other operating expenses                         194      143
                                                  ------   ------
                                                   1,873    1,611
                                                  ------   ------

    Income before equity in income of partnership  3,470    3,303
    Equity in income of partnership                  113      -
                                                  ------   ------
            NET INCOME                            $3,583   $3,303
                                                  ======   ======

       NET INCOME PER SHARE                        $0.40    $0.37
                                                  ======   ======

    Weighted average number of shares and
      equivalents                                  8,957    8,947
                                                  ======   ======



See accompanying notes to these condensed financial statements.


                           Page Three of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)


                                             MARCH 31,     DECEMBER 31,
                                             ---------     -----------
                                                1996          1995
                                             ---------     -----------
                                             (unaudited)
ASSETS:

REAL ESTATE INVESTMENTS:
   Buildings & improvements                   $129,961      $129,961
   Accumulated depreciation                    (23,848)      (22,986)
                                              --------      --------
                                               106,113       106,975
   Land                                         17,927        17,927
   Mortgage loans receivable, net                6,445         6,444
   Reserve for investment losses                  (133)         (158)
                                              --------      --------
       Net Real Estate Investments             130,352       131,188

OTHER ASSETS:
   Cash                                             82           139
   Bonus rent receivable - UHS                     661           606
   Rent receivable - non-related parties           197            13
   Investment in partnership                     4,976            --
   Deferred charges, net                           477           516
   Deposits                                         --           308
                                              --------      --------
                                              $136,745      $132,770
                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Bank borrowings                             $29,460       $25,375
   Note payable to UHS                           1,036         1,021
   Accrued interest                                188           157
   Accrued expenses & other liabilities            733           676
   Tenant reserves, escrows, deposits and
     prepaid rentals                               507           544

SHAREHOLDERS' EQUITY:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares
         authorized; none outstanding               --            --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1996 - 8,952,340
         1995 - 8,947,192....................       90            89
   Capital in excess of par value............  128,643       128,643
   Cumulative net income ....................   87,579        83,996
   Cumulative dividends ..................... (111,491)     (107,731)
                                              --------      --------
         TOTAL SHAREHOLDERS' EQUITY .........  104,821       104,997
                                              --------      --------
                                              $136,745      $132,770
                                              ========      ========

See accompanying notes to these condensed financial statements.


                           Page Four of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)




                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   1996             1995
                                                                  ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $3,583           $3,303
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation & amortization                                  880              825
        Amortization of interest rate cap                             31               31
   Changes in assets and liabilities:
        Rent receivable                                             (239)              15
        Accrued expenses & other liabilities                          57               21
        Tenant escrows, deposits & prepaid rents                     (37)              50
        Construction & mortgage loan interest receivable               -                3
        Accrued interest                                              31              (15)
        Reserve for investment losses                                (25)             (93)
        Deferred charges & other                                       5              (22)
                                                                  ------           ------
          Net cash provided by operating activities                4,286            4,118
                                                                  ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in partnership                                      (4,668)               -
   Acquisition of real property                                        -              (23)
   Advances under construction note receivable                         -             (487)
                                                                  ------           ------
          Net cash used in investing activities                   (4,668)            (510)
                                                                  ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                           4,085              165
   Dividends paid                                                 (3,760)          (3,758)
                                                                  ------           ------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              325           (3,593)
                                                                  ------           ------

   (Decrease) Increase in cash                                       (57)              15
   Cash, beginning of period                                         139                2
                                                                  ------           ------
        CASH, END OF PERIOD                                          $82              $17
                                                                  ------           ------



        Supplemental disclosures of cash flow information:
           Interest paid                                            $471             $385



See accompanying notes to these condensed financial statements.


                           Page Five of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)
(1)  GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 1996 and 1995 approximately 76% and 81%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 1996 and 1995:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------

                                                                        1996                         1995
                                                                     -----------                 -----------
    Base rental - UHS facilities                                     $ 3,433,000                 $ 3,316,000
    Base rental - Non-related parties                                    966,000                     727,000
                                                                     -----------                 -----------
       Total base rental                                               4,399,000                   4,043,000
                                                                     -----------                 -----------

    Bonus rental - UHS facilities                                        648,000                     657,000
    Bonus rental - Non-related parties                                   111,000                           0
                                                                     -----------                 -----------
       Total bonus rental                                                759,000                     657,000
                                                                     -----------                 -----------

    Interest - Non-related parties                                       185,000                     214,000
                                                                     -----------                 -----------
       Total revenues                                                $ 5,343,000                 $ 4,914,000
                                                                     ===========                 ===========

UHS owned approximately 8% percent of the Trust's outstanding common shares as of March 31, 1996. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

(3)  DIVIDENDS

A dividend of $.42 per share or $3,760,000 in the aggregate was declared by the Board of Trustees on March 1, 1996 and was paid on March 29, 1996 to shareholders of record as of March 15, 1996.

                            Page Six of Eleven Pages

(4)  FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($55,000 as of March 31, 1996) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.2% and 11.7% for the three months ended March 31, 1996 and 1995, respectively.


(5) ACQUISITIONS

In December of 1995 and January of 1996, the Trust invested $5 million to acquire a 50% partnership interest in three medical office buildings located on the Campus of Desert Samaritan Hospital in Phoenix, Arizona. The three buildings total approximately 219,000 gross square feet and are leased to several tenants including the Samaritan Health System and FHP Inc., a health maintenance organization.




                           Page Seven of Eleven Pages

ITEM 2.                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., all the Trust's lessees and mortgagors are involved in the health industry which is undergoing substantial changes and is subject to increased pressure from government reimbursement programs and other third party payors, certain of the Trust's facilities have had cash flow less than 1.5 times lease payments, leases may not be renewed at the end of their terms which could require the Trust to find other operators for those facilities and enter into leases on terms potentially less favorable to the Trust than current leases.

RESULTS OF OPERATIONS

The Trust currently has fifteen investments located in ten states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation;
(iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare, Corporation ("Columbia"); (v) ownership of a medical office building on the campus of a hospital owned by Columbia; (vi) ownership of one single tenant and two multi-tenant medical office buildings located in Kingwood, Texas; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center; (viii) a 50% partnership interest in three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona, and; (ix) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during the second quarter of 1995. The Trust has been, and will continue to, actively market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office building on the campus of a Columbia hospital, are guaranteed by Columbia. The lease on the single tenant medical office building located in Kingwood, Texas is guaranteed by Columbia.

The first quarter dividend of $.42 per share or $3,760,000 in the aggregate was paid on March 29, 1996.

For the quarters ended March 31, 1996 and 1995 net income totaled $3,583,000 and $3,303,000 or $.40 and $.37 per share on net revenues of $5,343,000 and $4,914,000, respectively. The $429,000 increase in net revenue was primarily attributable to a $239,000 increase in base rental from non-related parties, a $117,000 increase in base rental from UHS facilities and a $102,000 increase in bonus rentals, which are computed as a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts.



                           Page Eight of Eleven Pages

The increase in base rentals from non-related parties resulted primarily from the acquisitions of medical office buildings during the third and fourth quarters of 1995. The increase in the base rental from UHS facilities was attributable to the purchase by the Trust of additional real estate assets related to McAllen Medical Center and additional base rental generated from the Westlake Medical Center ("Westlake") swap transaction which occurred during the third quarter of 1995. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center).

These additional real estate assets represented major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on the substituted properties is $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus).

Approximately $12,000 and $33,000 of the Trust's bonus rental for the three months ended March 31, 1996 and 1995, respectively, were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. Pursuant to the terms of this program, as renewed for the period of September, 1995 through August, 1996, the annual bonus rental payments to the Trust related to revenues generated under this program will be reduced to approximately $40,000 per year. This program is scheduled to terminate in August, 1996 and the Trust cannot predict whether this program will continue beyond the scheduled termination date.

Interest expense increased $133,000 or 32% during the first quarter of 1996 as compared to the 1995 first quarter due to the increased borrowings used to finance the January 1996 purchase of the 50% partnership interest in three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona and the purchase of the medical office buildings in Kingwood, Texas and Shreveport, Louisiana which were acquired by the Trust during the third and fourth quarters of 1995. Partially offsetting the additional interest expense generated by the increased borrowings used to finance these acquisitions was a .5% decrease in the Trust's effective borrowing rate during the 1996 first quarter as compared to the 1995 comparable period.

Depreciation and amortization expense increased $55,000 or 7% for the three months ended March 31, 1996 as compared to the comparable prior year period due primarily to the depreciation expense on the medical office buildings acquired by the Trust during the third and fourth quarters of 1995 and the additional real estate assets related to McAllen Medical Center purchased during the third quarter of 1995, as mentioned above.


                           Page Nine of Eleven Pages

Other operating expenses increased $51,000 or 36% during the first quarter of 1996 as compared to the prior year quarter due primarily to the expenses related to the medical office buildings acquired by the Trust during the third and fourth quarters of 1995. These expenses, which are passed on directly to the tenants of the medical office buildings, are included as revenue in the Trust's statements of income.

Included in the Trust's financial results for the three months ended March 31, 1996 was $113,000 of income generated from the Trust's 50% ownership in a partnership which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense and amortization of interest rate cap expense totaled $4.5 million during the three months ended March 31, 1996 and $4.1 million during the comparable 1995 period. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1996, net cash provided by operating activities was $4.3 million as compared to $4.1 million in the 1995 quarter. The $168,000 increase in net cash provided by operating activities was due primarily to a $335,000 increase in net income plus the addback of the non-cash depreciation and amortization expense, partially offset by a $239,000 increase in the rent and bonus rent receivable balances as of March 31, 1996 as compared to the December 31, 1995 balances.

During the first three months of 1996, the $4.3 million of net cash provided by operating activities and the $4.1 million of additional borrowings were used primarily to acquire a 50% partnership interest in three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona ($4.7 million) and to pay dividends ($3.8 million).

As of March 31, 1996 the Trust had approximately $15.5 million of unused borrowing capacity under the terms of its $45 million non-amortizing revolving credit agreement. This agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Trust is currently negotiating with the participating banks in its revolving credit facility to extend the term of the revolving credit agreement under terms similar to its current agreement. No assurance can be given as to the ultimate outcome of these negotiations.



                            Page Ten of Eleven Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        27. Financial Data Schedule

(b)  Reports on Form 8-K


All other items of this report are inapplicable.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  13, 1996                        UNIVERSAL HEALTH REALTY INCOME TRUST
                                                        (Registrant)




                                            /s/   KIRK E. GORMAN
                                            -------------------------
                                            Kirk E. Gorman, President,
                                            Chief Financial Officer, Secretary
                                            and Trustee

                                            (Principal Financial Officer and
                                            Duly Authorized Officer.)



                          Page Eleven of Eleven Pages