Form 10-Q
period 1996-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1996-08-12
CIK 798783

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
         (MARK ONE)

            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                         Commission file number 1-9321

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                              23-6858580
       (State or other jurisdiction of             (I. R. S. Employer
       Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA           19406
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

Number of shares of common stock outstanding at July 31, 1996 - 8,952,340





                           Page One of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                      PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended --June 30, 1996 and 1995   . . . . . . . . . .  Three
    Six Months Ended -- June 30, 1996 and 1995

Condensed Balance Sheets -- June 30, 1996
    and December 31, 1995   . . . . . . . . . . . . . . . . . . . . .   Four

Condensed Statements of Cash Flows
    Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . .   Five

Notes to Condensed Financial Statements . . . . . . . . . . . .  Six & Seven

Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition   . . . . . . . . .   Eight, Nine, Ten & Eleven

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . Twelve

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Thirteen





                           Page Two of Thirteen Pages

                         PART I.  FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         CONDENSED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                  (unaudited)


                                                                    THREE MONTHS                 SIX MONTHS
                                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                                            --------------------------   --------------------------
                                                                1996          1995           1996          1995
                                                            ------------  ------------   ------------  ------------
REVENUES (Note 2):
       Base rental - UHS facilities                              $3,432        $3,317         $6,865        $6,633
       Base rental - Non-related parties                          1,018           782          1,984         1,509
       Bonus rental                                                 745           771          1,504         1,428
       Interest                                                     184           259            369           473
                                                            ------------  ------------   ------------  ------------
                                                                  5,379         5,129         10,722        10,043
                                                            ------------  ------------   ------------  ------------


EXPENSES:
       Depreciation & amortization                                  894           825          1,774         1,650
       Interest expense                                             575           428          1,123           843
       Advisory fees to UHS                                         250           237            501           465
       Other operating expenses                                     229           187            423           330
                                                            ------------  ------------   ------------  ------------
                                                                  1,948         1,677          3,821         3,288
                                                            ------------  ------------   ------------  ------------

       Income before equity in limited liability
            corporations                                          3,431         3,452          6,901         6,755

       Equity in income of limited liability corporations           159          ----            272          ----

                                                            ------------  ------------   ------------  ------------
                  NET INCOME                                     $3,590        $3,452         $7,173        $6,755
                                                            ------------  ------------   ------------  ------------
                                                            ------------  ------------   ------------  ------------

              NET INCOME PER SHARE                                $0.40         $0.39          $0.80         $0.76
                                                            ------------  ------------   ------------  ------------
                                                            ------------  ------------   ------------  ------------
       Weighted average number of shares and equivalents          8,959         8,947          8,958         8,947
                                                            ------------  ------------   ------------  ------------
                                                            ------------  ------------   ------------  ------------


See accompanying notes to these condensed financial statements.




                          Page Three of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)




                                                                        JUNE 30,        DECEMBER 31,
                                                                        --------        ------------
ASSETS:                                                                   1996              1995
- -------                                                                 --------        ------------
                                                                       (unaudited)
REAL ESTATE INVESTMENTS:
   Buildings & improvements                                             $138,530          $129,961
   Accumulated depreciation                                              (24,722)          (22,986)
                                                                        --------          --------
                                                                         113,808           106,975
   Land                                                                   19,552            17,927
   Mortgage loans receivable, net                                          6,446             6,444
   Reserve for investment losses                                             (72)             (158)
                                                                        --------          --------
        NET REAL ESTATE INVESTMENTS                                      139,734           131,188

OTHER ASSETS:
   Cash                                                                      127               139
   Bonus rent receivable - UHS                                               629               606
   Rent receivable from non-related parties                                  149                13
   Mortgage loan interest receivable                                          60                --
   Investments in limited liability corporations                           6,377               308
   Deferred charges, net                                                     426               516
                                                                        --------          --------
                                                                        $147,502          $132,770
                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
- -------------------------------------

LIABILITIES:
   Bank borrowings                                                      $ 40,340          $ 25,375
   Note payable to UHS                                                     1,051             1,021
   Accrued interest                                                          187               157
   Accrued expenses & other liabilities                                      662               676
   Tenant reserves, escrows, deposits and prepaid rental                     655               544

SHAREHOLDERS' EQUITY:
   Preferred shares of beneficial interest,
        $.01 par value; 5,000,000 shares authorized;
        none outstanding................................                      --                --
   Common shares, $.01 par value;
        95,000,000 shares authorized; issued
        and outstanding: 1996 - 8,952,340
        1995 - 8,947,192................................                      90                89
   Capital in excess of par value.......................                 128,643           128,643
   Cumulative net income................................                  91,169            83,996
   Cumulative dividends.................................                (115,295)         (107,731)
                                                                        --------          --------
        TOTAL SHAREHOLDERS' EQUITY                                       104,607           104,997
                                                                        --------          --------
                                                                        $147,502          $132,770
                                                                        ========          ========

See accompanying notes to these condensed financial statements.


                          Page Four of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (amounts in thousands, unaudited)

                                                         SIX MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                             1996          1995
                                                         ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 7,173        $6,755
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation & amortization                            1,774         1,650
        Amortization of interest rate cap                         62            62
   Changes in assets and liabilities:
        Rent receivable                                         (159)            7
        Accrued expenses & other liabilities                     (14)            4
        Tenant escrows, deposits & prepaid rents                 111            15
        Construction & mortgage loan interest receivable         (60)          (62)
        Accrued interest                                          30            (6)
        Reserve for investment losses                            (86)         (147)
        Deferred charges & other                                  19           (37)
                                                         ------------   -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES            8,850         8,241
                                                         ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in limited liability corporations              (6,069)       ---
   Acquisition of real property                              (10,194)          (23)
   Advances under construction note receivable                ---           (1,642)
                                                         ------------   -----------

          NET CASH USED IN INVESTING ACTIVITIES              (16,263)       (1,665)
                                                         ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                      14,965           940
   Dividends paid                                             (7,564)       (7,516)
                                                         ------------   -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        7,401        (6,576)
                                                         ------------   -----------

   Decrease in cash                                              (12)       ---
   Cash, beginning of period                                     139             2
                                                         ------------   -----------
        CASH, END OF PERIOD                                     $127            $2
                                                         ------------   -----------
                                                         ------------   -----------

   ================================================================================
   Supplemental disclosures of cash flow information:
            Interest paid                                    $ 1,001        $  756
   ================================================================================

See accompanying notes to these condensed financial statements.





                          Page Five of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)

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

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 75% and 78% for the three month periods ended June 30, 1996 and 1995 and 76% and 79% for the six month periods ended June 30, 1996 and 1995, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 1996 and 1995:

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       JUNE 30,                                   JUNE 30,
                                              -----------------------------          --------------------------------

                                                  1996              1995                  1996                1995
                                              -----------       -----------          ------------        ------------
   Base rental - UHS facilities               $ 3,432,000       $ 3,317,000          $  6,865,000        $  6,633,000
   Base rental - Non-related parties            1,018,000           782,000             1,984,000           1,509,000
                                              -----------       -----------          ------------        ------------
      Total base rental                         4,450,000         4,099,000             8,849,000           8,142,000
                                              -----------       -----------          ------------        ------------

   Bonus rental - UHS facilities                  627,000           660,000             1,275,000           1,317,000
   Bonus rental - Non-related parties             118,000           111,000               229,000             111,000
                                              -----------       -----------          ------------        ------------
      Total bonus rental                          745,000           771,000             1,504,000           1,428,000
                                              -----------       -----------          ------------        ------------

   Interest - Non-related parties                 184,000           259,000               369,000             473,000
                                              -----------       -----------          ------------        ------------
      Total revenues                          $ 5,379,000       $ 5,129,000          $ 10,722,000        $ 10,043,000
                                              ===========       ===========          ============        ============

UHS owned approximately 8% percent of the Trust's outstanding common shares as of June 30, 1996. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.



                           Page Six of Thirteen Pages

(3)  DIVIDENDS

A dividend of $.425 per share or $3,805,000 in the aggregate was declared by the Board of Trustees on May 31, 1996 and was paid on June 28, 1996 to shareholders of record as of June 14, 1996.

(4) ACQUISITIONS

During the second quarter of 1996 the Trust added seven new investments to its portfolio consisting of the following: (i) the purchase of four preschool and child-care centers located in southeastern, Pennsylvania for $3.9 million; (ii) the acquisition of a 33% equity interest in a limited liability corporation ("LLC") which owns a 94,000 square foot medical office building located on the campus of Columbia/HCA Healthcare Corporation's 260-bed Suburban Medical Center in Louisville, Kentucky; (iii) the purchase of a 41,400 square foot, multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia for $6.2 million, and; (iv) the purchase of a 50% equity interest in a LLC which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in Phoenix, Arizona for $1.4 million. In connection with the Trust's acquisition of the 33% equity interest in the LLC which owns the medical office building on the campus of Suburban Medical Center, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the construction financing. The construction loan matures in November, 1997 and the Trust expects the LLC, which owns the medical office building, to arrange for permanent financing prior to that date.



                          Page Seven of Thirteen Pages

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., a substantial portion of the Trust's leases and mortgagors are involved in the health industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors, certain of the Trust's facilities have had cash flow less than
1.5 times lease payments, leases may not be renewed at the end of their terms which could require the Trust to find other operators for those facilities and enter into leases on terms potentially less favorable to the Trust than current leases.

RESULTS OF OPERATIONS

The Trust currently has investments in twenty-two facilities located in twelve states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two psychiatric hospitals leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare, Corporation ("Columbia"); (v) ownership of a medical office building on the campus of a hospital owned by Columbia; (vi) ownership of one single tenant and two multi-tenant medical office buildings located in Kingwood, Texas; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center; (viii) a 50% interest in a limited liability corporation which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona; (ix) ownership of four preschool and child-care centers located in southeastern Pennsylvania; (x) a 33% equity interest in a limited liability corporation which owns a medical office building on the campus of Columbia's 260 bed Suburban Medical Center located in Louisville, Kentucky; (xi) ownership of a multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia; (xii) a 50% equity interest in a limited liability corporation which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in Phoenix, Arizona, and; (xiii) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during 1995. The Trust has been, and will continue to, actively market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office building on the campus of a Columbia hospital, are guaranteed by Columbia. The lease on the single tenant medical office building located in Kingwood, Texas is guaranteed by Columbia.

The second quarter dividend of $.425 per share or $3,805,000 in the aggregate was paid on June 28, 1996.




                          Page Eight of Thirteen Pages

For the quarters ended June 30, 1996 and 1995 net income totaled $3,590,000 and $3,452,000 or $.40 and $.39 per share on net revenues of $5,379,000 and $5,129,000, respectively. For the six months ended June 30, 1996 and 1995 net income totaled $7,173,000 and $6,755,000 or $.80 and $.76 per share on net revenues of $10,722,000 and $10,043,000, respectively.

The $250,000 increase in net revenue during the 1996 second quarter as compared to the comparable prior year quarter was primarily attributable to a $236,000 increase in base rental from non-related parties and a $115,000 increase in base rental from UHS facilities, partially offset by a $75,000 decrease in interest income due to the 1995 period including interest earned on the construction financing loan for medical office buildings located in Texas which were purchased by the Trust upon their completion and occupancy during the fourth quarter of 1995. The increase in base rentals from non-related parties resulted primarily from the acquisitions of the four preschool and child-care centers during the second quarter of 1996 and the medical office buildings during the third and fourth quarters of 1995. The increase in the base rental from UHS facilities was attributable to the purchase by the Trust of additional real estate assets related to McAllen Medical Center and additional base rental generated from the Westlake Medical Center ("Westlake") swap transaction which occurred during the third quarter of 1995. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center).

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

The $679,000 increase in net revenue for the six months ended June 30, 1996 over the comparable prior year period was due primarily to a $475,000 increase in base rentals from non-related parties due to the acquisitions of the preschool and child-care centers during the second quarter of 1996 and the medical office buildings during the third and fourth quarters of 1995, and a $232,000 increase in base rental from UHS facilities due to the Westlake Medical Center swap transaction, mentioned above.

Approximately $9,000 and $33,000 for the three months periods ended June 30, 1996 and 1995 and $20,000 and $65,000 for the six month periods ended June 30, 1996 and 1995, respectively, of the Trust's bonus rental were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. This program is scheduled to terminate in August, 1996 and the Trust cannot predict whether this program will continue beyond the scheduled termination date.




                          Page Nine of Thirteen Pages

Interest expense increased $147,000 or 34% for the three months ended June 30, 1996 and $280,000 or 33% for the six months ended June 30, 1996 as compared to the comparable prior year periods due to the additional borrowings used to finance the purchase of limited liability corporation interests during the first and second quarters of 1996, the purchase of the preschool and child-care centers during the second quarter of 1996, and the medical office buildings acquired by the Trust during the third and fourth quarters of 1995. Partially offsetting the additional interest expense generated by the increased borrowings used to finance these acquisitions was a .7% and .6% decrease in the Trust's effective borrowing rate during the three and six month periods ended June 30, 1996, respectively, as compared to the 1995 comparable periods.

Depreciation and amortization expense increased $69,000 or 8% for the three months ended June 30, 1996 and $124,000 or 8% for the six months ended June 30, 1996 over the comparable prior year periods due primarily to the depreciation expense on the preschool and child-care centers acquired during the second quarter of 1996 and the medical office buildings acquired by the Trust during the third and fourth quarters of 1995.

Other operating expenses increased $42,000 or 22% during the second quarter of 1996 and $93,000 or 28% during the 1996 six month period as compared to the comparable prior year periods due primarily to the expenses related to the medical office buildings acquired by the Trust during the third and fourth quarters of 1995. These expenses, which are passed on directly to the tenants of the medical office buildings, are included as revenue in the Trust's statements of income.

Included in the Trust's financial results for the three and six months ended June 30, 1996 was $159,000 and $272,000, respectively, of income generated from the Trust's 50% ownership in a limited liability corporation which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona, purchased during the first quarter of 1996.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense and amortization of interest rate cap expense totaled $4.5 million and $4.3 million for the three months ended June 30, 1996 and 1995 and $9.0 million and $8.4 million for the six months ended June 30, 1996 and 1995, respectively. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, net cash provided by operating activities was $8.9 million as compared to $8.2 million in the 1995 six month period. The $609,000 increase in net cash provided by operating activities was due primarily to a $542,000 increase in net income plus the addback of the non-cash depreciation and amortization expense.





                           Page Ten of Thirteen Pages

During the first six months of 1996, the $8.9 million of net cash provided by operating activities and the $15.0 million of additional borrowings were used primarily to: (i) acquire a 50% interest in a limited liability corporation which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona ($4.7 million); (ii) the purchase of four preschool and child-care centers located in Pennsylvania ($3.9 million); the purchase of a multi-tenant medical office building located in Riverdale, Georgia ($6.2 million); (iii) the purchase of a 50% equity interest in a limited liability corporation which owns two medical office buildings in Phoenix, Arizona ($1.4 million), and; (iv) the payment of dividends ($7.6 million).

As of June 30, 1996 the Trust had approximately $4.7 million of unused borrowing capacity under the terms of its $45 million non-amortizing revolving credit agreement. This agreement matures on February 28, 1997 at which time all amounts then outstanding are required to be repaid. The Trust is currently negotiating with the participating banks in its revolving credit facility to extend the term of the revolving credit agreement under terms similar to its current agreement. No assurance can be given as to the ultimate outcome of these negotiations.





                         Page Eleven of Thirteen Pages

                          PART II.  OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust. (the "Trust") at the Annual Meeting of Shareholders on May 31, 1996.

(b) Not applicable.

(c) Election by holders of Trust share of three Class I Trustees

                                      Alan B. Miller          Peter Linneman         Myles H. Tanenbaum
                                      --------------          --------------         ------------------
Votes cast in favor                      8,198,172               8,189,974                 8,197,281
Votes withheld                              34,239                  42,437                    35,130

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

27. Financial Data Schedule

All other items of this report are inapplicable.



                         Page Twelve of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 9, 1996           UNIVERSAL HEALTH REALTY INCOME TRUST

                                (Registrant)




                                 /s/ Kirk E. Gorman
                                 Kirk E. Gorman, President,
                                 Chief Financial Officer, Secretary and Trustee


                                (Principal Financial Officer and Duly
                                 Authorized Officer.)




                        Page Thirteen of Thirteen Pages