Form 10-Q
period 1996-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1996-11-12
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO Section 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

           (   )  TRANSITION REPORT PURSUANT TO Section 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........
                          Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
             -----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding at October 31, 1996 - 8,952,340


                            Page One of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
   Three Months Ended --September 30, 1996 and 1995 ......                 Three
   Nine Months Ended -- September 30, 1996 and 1995

Condensed Balance Sheets -- September 30, 1996
   and December 31, 1995 .................................                  Four

Condensed Statements of Cash Flows
   Nine Months Ended September 30, 1996 and 1995 .........                  Five

Notes to Condensed Financial Statements ..................           Six & Seven

Item 2. Management's Discussion and Analysis
       of Results of Operations and Financial Condition ..     Eight, Nine & Ten

PART II. Other Information and Signature .................                Eleven


                            Page Two of Eleven Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                               THREE MONTHS           NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                            ------------------    ------------------
                                                              1996       1995       1996       1995
                                                            -------    -------    -------    -------
Revenues (Note 2):
      Base rental - UHS facilities                          $ 3,433    $ 3,426    $10,298    $10,059
      Base rental - Non-related parties                       1,401        802      3,385      2,311
      Bonus rental                                              590        733      2,094      2,161
      Interest                                                  187        254        556        727
                                                            -------    -------    -------    -------
                                                              5,611      5,215     16,333     15,258
                                                            -------    -------    -------    -------
EXPENSES:
      Depreciation & amortization                               930        860      2,704      2,510
      Interest expense                                          705        491      1,828      1,334
      Advisory fees to UHS                                      271        243        772        708
      Other operating expenses                                  390        170        813        500
                                                            -------    -------    -------    -------
                                                              2,296      1,764      6,117      5,052
                                                            -------    -------    -------    -------
  Income before equity in limited liability corporations      3,315      3,451     10,216     10,206

  Equity in income of limited liability corporations            151         --        423         --
                                                            -------    -------    -------    -------
                  NET INCOME                                $ 3,466    $ 3,451    $10,639    $10,206
                                                            =======    =======    =======    =======
             NET INCOME PER SHARE                           $  0.39    $  0.38    $  1.19    $  1.14
                                                            =======    =======    =======    =======
Weighted average number of shares and equivalents             8,959      8,947      8,958      8,947
                                                            =======    =======    =======    =======

See accompanying notes to these condensed financial statements.


                         Page Three of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 1996           1995
                                                           -------------  ------------
                                                             (unaudited)
ASSETS:

REAL ESTATE INVESTMENTS:
     Buildings & improvements                                 $ 138,400     $ 129,961
     Accumulated depreciation                                   (25,631)      (22,986)
                                                              ---------     ---------
                                                                112,769       106,975
     Land                                                        19,683        17,927
     Mortgage loans receivable, net                               6,450         6,444
     Reserve for investment losses                                  (80)         (158)
                                                              ---------     ---------
         NET REAL ESTATE INVESTMENTS                            138,822       131,188

OTHER ASSETS:
     Cash                                                           169           139
     Bonus rent receivable - UHS                                    586           606
     Rent receivable - non-related parties                           23            13
     Investment in limited liability corporations                 6,377           308
     Deferred charges, net                                          444           516
                                                              ---------     ---------
                                                              $ 146,421     $ 132,770
                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
     Bank borrowings                                          $  39,530     $  25,375
     Note payable to UHS                                          1,066         1,021
     Accrued interest                                               229           157
     Accrued expenses & other liabilities                           764           676
     Tenant reserves, escrows, deposits and prepaid rental          564           544

SHAREHOLDERS' EQUITY:
     Preferred shares of beneficial interest,
           $.01 par value; 5,000,000 shares authorized;
           none outstanding...............................          --            --
     Common shares, $.01 par value;
           95,000,000 shares authorized; issued
           and outstanding: 1996 - 8,952,340
           1995 - 8,947,192...............................           90            89
     Capital in excess of par value.......................      128,643       128,643
     Cumulative net income................................       94,635        83,996
     Cumulative dividends.................................     (119,100)     (107,731)
                                                              ---------     ---------
         TOTAL SHAREHOLDERS' EQUITY                             104,268       104,997
                                                              ---------     ---------
                                                              $ 146,421     $ 132,770
                                                              =========     =========

See accompanying notes to these condensed financial statements.


                           Page Four of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $ 10,639     $ 10,206
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation & amortization                               2,704        2,510
          Amortization of interest rate cap                            93           93
     Changes in assets and liabilities:
          Rent receivable                                              10          (43)
          Accrued expenses & other liabilities                         88           (8)
          Tenant escrows, deposits & prepaid rents                     20            1
          Construction & mortgage loan interest receivable             --            3
          Accrued interest                                             72           50
          Reserve for investment losses                               (78)        (177)
          Deferred charges & other                                    (40)         (87)
                                                                 --------     --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                13,508       12,548
                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited liability corporations                 (6,069)          --
     Acquisition of real property                                 (10,195)      (3,461)
     Advances under construction note receivable                       --       (2,337)
                                                                 --------     --------
          NET CASH USED IN INVESTING ACTIVITIES                   (16,264)      (5,798)
                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional borrowings                                         14,155        4,630
     Dividends paid                                               (11,369)     (11,274)
                                                                 --------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,786       (6,644)
                                                                 --------     --------
     Increase in cash                                                  30          106
     Cash, beginning of period                                        139            2
                                                                 --------     --------
             CASH, END OF PERIOD                                 $    169     $    108
                                                                 ========     ========
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                Interest paid                                    $  1,618     $  1,148
                                                                 ========     ========

See accompanying notes to these condensed financial statements.


                           Page Five of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

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

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 72% and 78% for the three month periods ended September 30, 1996 and 1995 and 74% and 79% for the nine month periods ended September 30, 1996 and 1995, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 1996 and 1995:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                      --------------------------    --------------------------
                                          1996           1995          1996            1995
                                      -----------    -----------    -----------    -----------
Base rental - UHS facilities          $ 3,433,000    $ 3,426,000    $10,298,000    $10,059,000
Base rental - Non-related parties       1,401,000        802,000      3,385,000      2,311,000
                                      -----------    -----------    -----------    -----------
   Total base rental                    4,834,000      4,228,000     13,683,000     12,370,000
                                      -----------    -----------    -----------    -----------

Bonus rental - UHS facilities             590,000        623,000      1,865,000      1,940,000
Bonus rental - Non-related parties             --        110,000        229,000        221,000
                                      -----------    -----------    -----------    -----------
   Total bonus rental                     590,000        733,000      2,094,000      2,161,000
                                      -----------    -----------    -----------    -----------

Interest - Non-related parties            187,000        254,000        556,000        727,000
                                      -----------    -----------    -----------    -----------
   Total revenues                     $ 5,611,000    $ 5,215,000    $16,333,000    $15,258,000
                                      ===========    ===========    ===========    ===========

UHS owned approximately 8% percent of the Trust's outstanding common shares as of September 30, 1996. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.


                            Page Six of Eleven Pages

(3)  DIVIDENDS

A dividend of $.425 per share or $3,805,000 in the aggregate was declared by the Board of Trustees on September 6, 1996 and was paid on September 30, 1996 to shareholders of record as of September 16, 1996.

(4) SUBSEQUENT  EVENTS

During the fourth quarter of 1996, the Trust paid $1.5 million in cash to purchase a 95% equity interest in a limited liability corporation which purchased the Desert Valley Medical Center, a 54,000 net square foot medical office building located on the campus of the Columbia Paradise Valley Hospital in Phoenix, Arizona. The total purchase price of Desert Valley Medical Center was $4.3 million including $2.7 million of long-term, non-recourse debt.

Also during the fourth quarter of 1996, the Trust agreed to provide up to $4,050,000 of construction financing for the construction of Cypresswood Professional Center located in Houston, Texas. The Trust also invested $343,000 for a 77% equity interest in a limited partnership that will develop, run and operate the facility. The Trust expects construction of this facility to be completed during the third quarter of 1997.


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

RESULTS OF OPERATIONS

As of September 30, 1996 the Trust had investments in twenty-two facilities located in twelve states. These investments include: (i) ownership of four acute care, one comprehensive rehabilitation and two behavioral health centers leased to subsidiaries of Universal Health Services, Inc. ("UHS"); (ii) ownership of one comprehensive rehabilitation hospital leased to a subsidiary of HEALTHSOUTH Corporation; (iii) ownership of one sub-acute care facility leased to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"); (iv) ownership of one medical office building leased to several tenants including an outpatient surgery center operated by Columbia/HCA Healthcare, Corporation ("Columbia"); (v) ownership of a medical office building on the campus of a hospital owned by Columbia; (vi) ownership of one single tenant and two multi-tenant medical office buildings located in Kingwood, Texas; (vii) a mortgage loan made to Crouse Irving Memorial Properties for the purchase of the real assets of the Madison Irving Medical Center, an ambulatory treatment center; (viii) a 50% interest in a limited liability corporation which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona; (ix) ownership of four preschool and child-care centers located in southeastern Pennsylvania; (x) a 33% equity interest in a limited liability corporation which owns a medical office building on the campus of Columbia's 260 bed Suburban Medical Center located in Louisville, Kentucky; (xi) ownership of a multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia;
(xii) a 50% equity interest in a limited liability corporation which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in Phoenix, Arizona, and; (xiii) ownership of the real estate assets of Lake Shore Hospital, to which the Trust received free and clear title during 1995. The Trust has been, and will continue to, actively market the property of Lake Shore Hospital in an effort to sell or lease the facility to a qualified operator. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross- defaulted with one another. The lease to the subsidiary of HEALTHSOUTH Corporation is guaranteed by HEALTHSOUTH Corporation, the lease on the sub-acute care facility to THC is guaranteed by CPC and the leases to the outpatient surgery center and the medical office buildings on the campuses of Columbia hospitals, are guaranteed by Columbia. The lease on the single tenant medical office building located in Kingwood, Texas is guaranteed by Columbia.


                           Page Eight of Eleven Pages

The third quarter dividend of $.425 per share or $3,805,000 in the aggregate was paid on September 30, 1996.

For the quarters ended September 30, 1996 and 1995 net income totaled $3,466,000 and $3,451,000 or $.39 and $.38 per share on net revenues of $5,611,000 and $5,215,000, respectively. For the nine months ended September 30, 1996 and 1995 net income totaled $10,639,000 and $10,206,000 or $1.19 and $1.14 per share on net revenues of $16,333,000 and $15,258,000, respectively.

The $396,000 increase in net revenue during the 1996 third quarter as compared to the comparable prior year quarter was primarily attributable to a $599,000 increase in base rental from non-related parties, partially offset by a $143,000 decrease bonus rental and a $67,000 decrease in interest income. The increase in base rentals from non-related parties resulted primarily from the various acquisitions made by the Trust during the fourth quarter of 1995 and the second quarter of 1996. The decrease in bonus rental was due primarily to the timing of the bonus rentals earned on Tri-State Rehabilitation Hospital and the decrease in interest income was due to the 1995 period including interest earned on the construction financing loan for medical office buildings located in Texas which were purchased by the Trust upon their completion and occupancy during the fourth quarter of 1995.

The $1,075,000 increase in net revenue for the nine months ended September 30, 1996 over the comparable prior year period was due primarily to a $1,074,000 increase in base rentals from non-related parties due to the various acquisitions made by the Trust during the fourth quarter of 1995 and the second quarter of 1996. Approximately $10,000 and $26,000 for the three month periods ended September 30, 1996 and 1995 and $30,000 and $91,000 for the nine month periods ended September 30, 1996 and 1995, respectively, of the Trust's bonus rentals were attributable to special Medicaid reimbursement programs which relate to an acute care hospital owned by the Trust. The facility, which participates in the Texas Medical Assistance Program, became eligible and received additional reimbursements from the state's disproportionate share hospital fund since the facility met certain conditions of participation and served a disproportionately high share of the state's low income patients. This program is scheduled to terminate in August, 1997 and the Trust cannot predict whether this program will continue beyond the scheduled termination date.

Interest expense increased $214,000 and $494,000 for the three and nine month periods ended September 30, 1996, respectively, over the comparable prior year periods, due to additional borrowings used to finance the purchase of limited liability corporation interests during the first and second quarters of 1996, the purchase of the preschool and child-care centers during the second quarter of 1996, and the medical office buildings acquired by the Trust during the third and fourth quarters of 1995. Partially offsetting the additional interest expense generated by the increased borrowings used to finance these acquisitions was a .7% decrease in the Trust's effective borrowing rate during each of the three and nine month periods ended September 30, 1996 as compared to the comparable 1995 periods.

Depreciation and amortization expense increased $70,000 and $194,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to the comparable prior year periods, due to the depreciation expense related to the medical office buildings acquired by the Trust during the fourth quarter of 1995 and the second quarter of 1996.


                            Page Nine of Eleven Pages

Other operating expenses increased $220,000 and $313,000 for the three and nine month periods ended September 30, 1996, respectively, over the comparable prior year periods, due primarily to the expenses related to the medical office buildings acquired by the Trust during the fourth quarter of 1995 and the second quarter of 1996. These expenses, which are passed on directly to the tenants of the medical office buildings, are included as revenue in the Trust's statements of income.

Included in the Trust's financial results for the three and nine months ended September 30, 1996 was $151,000 and $423,000, respectively, of income generated from the Trust's ownership in limited liability corporations which own medical office buildings in Phoenix, Arizona.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense and amortization of interest rate cap expense totaled $4.4 million and $4.3 million for the three months ended September 30, 1996 and 1995 and $13.4 million and $12.8 million for the nine months ended September 30, 1996 and 1995, respectively. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, net cash provided by operating activities was $13.5 million as compared to $12.5 million in the 1995 nine month period. The $960,000 increase in net cash provided by operating activities was due primarily to a $627,000 increase in net income plus the addback of the non-cash depreciation and amortization expense.

During the first nine months of 1996, the $13.5 million of net cash provided by operating activities and the $14.2 million of additional borrowings were used primarily to: (i) acquire a 50% interest in a limited liability corporation which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona ($4.7 million); (ii) the purchase of four preschool and child-care centers located in Pennsylvania ($3.9 million); the purchase of a multi-tenant medical office building located in Riverdale, Georgia ($6.2 million); (iii) the purchase of a 50% equity interest in a limited liability corporation which owns two medical office buildings in Phoenix, Arizona ($1.4 million), and; (iv) the payment of dividends ($11.4 million).

During the third quarter of 1996, the Trust's non-amortizing revolving credit agreement was amended increasing the borrowing capacity to $70 million and extending the expiration date to September 30, 2001. As of September 30, 1996 the Trust had approximately $30.5 million of unused borrowing capacity under the terms of its amended revolving credit agreement.


                            Page Ten of Eleven Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1 Amendment to Credit Agreement dated as of September 27, 1996 by and among Universal Health Realty Income Trust, CoreStates Bank, N.A. as agent, NationsBank, N.A. and First Union National Bank.

27. Financial Data Schedule

All other items of this report are inapplicable.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 8, 1996           UNIVERSAL HEALTH REALTY INCOME TRUST

                                  (Registrant)




                                  /s/ Kirk E. Gorman
                                  --------------------------------------
                                  Kirk E. Gorman, President,
                                  Chief Financial Officer, Secretary and Trustee


                                  (Principal Financial Officer and Duly
                                  Authorized Officer.)


                           Page Eleven of Eleven Pages