Form 10-K
period 1996-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1997-03-27
CIK 798783

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
                |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
              | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from ___________ to
                                  _____________
                           Commission File No. 1-9321

                                UNIVERSAL HEALTH
                               REALTY INCOME TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                                       23-6858580
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification Number)

   Universal Corporate Center
      367 South Gulph Road
        P.O. Box 61558                                      19406-0958
  King of Prussia, Pennsylvania                             (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (610) 265-0688

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

                    Yes   [x]               No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting shares held by non-affiliates as of January 31, 1997: $163,009,548. Number of shares of beneficial interest outstanding of registrant as of January 31, 1997: 8,952,340.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 (incorporated by reference under Part III).

                                     PART I

Item 1. BUSINESS

General

The Trust commenced operations on December 24, 1986. As of December 31, 1996, the Trust had investments in twenty-six facilities located in thirteen states consisting of the following:

              Facility Name                       Location              Type of Facility                       Guarantor
Chalmette Medical Centers:
  Patricia Street Campus                   (A)    Chalmette, LA         Acute Care               Universal Health Services, Inc.
  Virtue Street Campus                     (A)    Chalmette, LA         Rehabilitation           Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.        (A)    Wildomar, CA          Acute Care               Universal Health Services, Inc.
McAllen Medical Center                     (A)    McAllen, TX           Acute Care               Universal Health Services, Inc.
Meridell Achievement Center                (A)    Austin, TX            Behavioral Health        Universal Health Services, Inc.
The BridgeWay                              (A)    N.Little Rock, AR     Behavioral Health        Universal Health Services, Inc.
Wellington Regional Medical Center         (A)    W.Palm Beach, FL      Acute Care               Universal Health Services, Inc.
THC-Chicago                                (B)    Chicago, IL           Sub-Acute Care           Community Psychiatric Ctrs.
Tri-State Rehabilitation Hospital          (B)    Evansville, IN        Rehabilitation           HEALTHSOUTH Corporation
Madison Irving Medical Center              (C)    Syracuse, NY          Ambulatory Trmt. Ctr.    Crouse Irving Memorial Hospital
Fresno Herndon Medical Plaza               (B)    Fresno, CA            Medical Office Bldg.                       ---
Family Doctor's Medical Office Bldg.       (B)    Shreveport, LA        Medical Office Bldg.     Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing    (B)    Kingwood, TX          Medical Office Bldg.     Caremark International, Inc.
Professional Bldgs. at Kings Crossing      (B)    Kingwood, TX          Medical Office Bldg.                      ---
Chesterbrook Academy                       (B)    Audubon, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    New Britain, PA       Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Newtown, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Uwchlan, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
The Southern Crescent Center               (B)    Riverdale, GA         Medical Office Bldg.                      ---
Desert Samaritan Hospital MOBs             (D)    Phoenix, AZ           Medical Office Bldg.                      ---
Suburban Medical Plaza II                  (E)    Louisville, KY        Medical Office Bldg.                      ---
Maryvale Samaritan Hospital MOBs           (D)    Phoenix, AZ           Medical Office Bldg.                      ---
Desert Valley Medical Center MOB           (F)    Phoenix, AZ           Medical Office Bldg.                      ---
Cypresswood Professional Center            (G)    Houston, TX           Medical Office Bldg.                      ---
Samaritan West Valley Medical Ctr.         (H)    Goodyear, AZ          MOB, Imaging Ctr.                         ---
Lake Shore Hospital                        (I)    Manchester, NH        Unoccupied                                ---

     (A)  Leased to subsidiaries of Universal Health Services, Inc.
     (B) Real estate assets owned by the Trust and leased to an unaffiliated third party or parties.
     (C) The Trust holds a mortgage loan with Crouse Irving Memorial Properties on the real estate assets of this facility.
     (D)  The Trust has 50% equity interest in a limited liability corporation
          ("LLC") which owns the real estate assets of this facility.
     (E) The Trust has 33% equity interest in a LLC which owns the real estate assets of this facility. Construction on this facility was completed during the third quarter of 1996. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the construction financing. The construction loan matures in November, 1997 and the Trust expects the LLC to arrange for permanent financing prior to that date.
     (F) Trust has 95% equity interest in a LLC which owns the real estate assets of this facility.
     (G) The Trust is providing construction financing to a limited partnership in which the Trust has a 77% controlling equity interest during the construction period, which increases to 98% upon completion and occupancy of the building. The construction is scheduled to be completed in the third quarter of 1997. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership that will develop and own this facility.
     (H) The Trust is providing construction financing to a LLC in which the Trust has 50% equity interest during the construction period, which increases to 70% upon completion and occupancy of the building. The construction is scheduled to be completed in the fourth quarter of 1997.


     (I) The Trust received free and clear title to the real estate assets of Lake Shore Hospital during 1995. The Trust continues to actively negotiate with third parties interested in purchasing or leasing the real estate assets of the Lake Shore facility.

As of December 31, 1996, the Trust has invested an aggregate of $174 million in various real estate assets, mortgage loans, construction loans and limited liability corporations and limited partnerships which own real estate assets. Included in the Trust's portfolio is ownership of nine hospital facilities (aggregate investment of $136 million) which contain an aggregate of 1,279 licensed beds. The leases with respect to such facilities have fixed terms with an average of four years remaining and provide for renewal options for up to six five-year terms. The initial terms of these leases expire beginning in 1999. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to THC-Chicago, additional rents are payable based upon a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts. The lessees have rights of first refusal to purchase the facilities exercisable during and in most cases for 180 days after the expiration of the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facility's fair market value. For the hospital facilities owned by the Trust, the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) (excluding a favorable prior year net revenue adjustment recorded during 1996 at one of the Trust's facilities) to minimum rent plus additional rent payable to the Trust was approximately 5.0, 5.3, and
4.3 for the years ended December 31, 1996, 1995 and 1994, respectively. The coverage ratio for individual facilities varies (see "Relationship to Universal Health Services, Inc.").

Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insured and believes the leased properties are adequately insured.


Relationship to Universal Health Services, Inc.

Leases. As of December 31, 1996, subsidiaries of UHS leased seven of the nine hospital facilities owned by the Trust with initial terms expiring in 1999 through 2003. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six 5-year periods. These leases accounted for 83% of the total revenue of the Trust for the five years ended December 31, 1996.

For the year ended December 31, 1996, two of the UHS facilities did not generate sufficient EBITDAR to cover the 1996 rent expense payable to the Trust. The leases on these facilities, which mature in 2000 and 2001, generated 18% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR which was less than 1.5 times the 1996 rent payable to the Trust. The lease on this facility, which matures in 2001, generated 10% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR (excluding a favorable prior year net revenue adjustment) which was less than 2.0 times the 1996 rent expense payable to the Trust. The lease on this facility, which matures in 1999 generated 6% of the Trust's 1996 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1996 EBITDAR of 7.5 times (ranging from 2.1 times to 8.9 times) the 1996 rent expense payable to the Trust.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its leasees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. As mentioned above, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

For the year ended December 31, 1995, one of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1995 rent expense payable to the Trust. The lease on this facility, which matures in 2001, generated 12% of the Trust's 1995 rental income. Three additional UHS facilities had 1995 EBITDAR which was less than 1.5 times the 1995 rent expense payable to the Trust. The leases on these three facilities, which mature in 1999, 2000 and 2001, generated on a combined basis, 22% of the Trust's 1995 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1995 EBITDAR of 8.1 times (ranging from 2.8 times to 10.5 times) the 1995 rent expense payable to the Trust.

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

Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1997. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to
 .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1996, 1995 and 1994. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 1996, UHS owned 8% of the outstanding shares of beneficial interest.


Competition

The Trust believes that it is one of thirteen publicly traded real estate investment trusts (REITs) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

The Trust may also compete with banks and other companies, including UHS, in the acquisition, leasing and financing of healthcare related facilities. In most geographical areas in which the Trust's facilities operate, there are other facilities which provide services comparable to those offered by the Trust's facilities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Trust's facilities. In addition, certain hospitals which are located in the areas served by the Trust's facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at the Trust's hospitals or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Trust's hospitals seek to retain doctors of varied specializations on its hospital staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. The competitive position of a hospital is also affected by alternative healthcare delivery systems such as preferred provider organizations, health maintenance organizations and indemnity insurance programs. Such systems normally involve a discount from a hospital's established charges. Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the healthcare marketplace.

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

                      Executive Officers of the Registrant

               The executive officers of the Trust are as follows:

             Name               Age     Position

         Alan B. Miller         59      Chairman of the Board and
                                        Chief Executive Officer

         Kirk E. Gorman         46      President, Chief Financial
                                        Officer,Secretary and Trustee

         Charles F. Boyle       37      Vice President and
                                        Controller

         Cheryl K. Ramagano     34      Vice President and
                                        Treasurer

         Timothy J. Fowler      41      Vice President,
                                        Acquisition and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a director of CDI Corp, Genesis Health Ventures and Penn Mutual Life Insurance Company.

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

Mr. Timothy J. Fowler was elected Vice President, Acquisition and Development of the Trust upon the commencement of his employment with UHS in October, 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

Item 2. Properties

The following table shows the Trust's individual investments by the type of facility, capacity in terms of beds, and five-year occupancy levels based on the information provided by the lessees or mortgagors.

                                                   Number of
                                                   available                                                            Lease Term
                                  Type of           beds @               Average Occupancy (1)  Minimum       End of       Renewal
Facility Name and Location        facility         12/31/96   1996   1995   1994   1993   1992    rent    initial term  term (years)
Chalmette Medical Centers
 Virtue Street Campus             Rehabilitation        45     61%    57%    92%    81%    81%  $1,261,000     1999         25
 Patricia Street Campus           Acute Care           118     66%    67%    66%    68%    69%     879,000     2003         15
 Chalmette, Louisiana (2)

Inland Valley Regional
  Medical Center                  Acute Care            80     49%    49%    45%    50%    53%   1,857,000     2001         30
 Wildomar, California (3)

McAllen Medical Center            Acute Care           407     88%    87%    89%    86%    91%   5,485,000     2001         30
 McAllen, Texas (3)

Wellington Regional Medical
  Center                          Acute Care           120     36%    30%    32%    35%    33%   2,495,000     2001         30
 West Palm Beach, Florida (3)

The BridgeWay                     Behavioral Health     70     62%    65%    61%    57%    54%     683,000     1999         25
 North Little Rock, Arkansas

Meridell Achievement Center       Behavioral Health    114     45%    65%    47%    44%    61%    1,071,000    2000         20
 Austin, Texas

Tri-State Regional
  Rehabilitation Hospital        Rehabilitation         80     59%    59%    61%    71%    78%    1,113,000    1999         25
 Evansville, Indiana (4)

THC - Chicago                    Sub-Acute Care         86     45%    38%    38%     -      -     1,065,000    2001         25
 Chicago, Illinois (5)

Fresno - Herndon Medical Plaza   Medical                 -    100%   100%     -      -      -       704,000    1999 -     various
 Fresno, California (6)          Office Building                                                               2003

Family Doctor's Medical
   Office Building               Medical                 -    100%   100%     -      -      -       175,000    2001         10
 Shreveport, Louisiana (7)       Office Building




Item 2. Properties (continued)

                                                   Number of
                                                   available                                                            Lease Term
                                  Type of           beds @               Average Occupancy (1)  Minimum       End of       Renewal
Facility Name and Location        facility         12/31/96   1996   1995   1994   1993   1992    rent    initial term  term (years)

Kelsey-Seybold Clinic at
   King's Crossing               Medical                 -    100%   100%     -      -      -      $242,000    2005      various
Professional Center at           Office Buildings
   King's Crossing                                       -     93%   100%     -      -      -       255,000  2000-2005   various
 Kingwood, Texas (8)

Chesterbrook Academy             Preschool &             -    100%     -      -      -      -       155,000    2010        14
 Audubon, Pennsylvania (9)       Childcare

Carefree Learning Center         Preschool &             -    100%     -      -      -      -       118,000    2010        14
 New Britian, Pennsylvania (9)   Childcare

Carefree Learning Center         Preschool &             -    100%     -      -      -      -       113,000    2010        14
 Newtown, Pennsylvania (9)       Childcare

Carefree Learning Center         Preschool &             -    100%     -      -      -      -       118,000    2010        14
 Uwchlan, Pennsylvania (9)       Childcare

The Southern Crescent Center     Medical                 -     89%     -      -      -      -       716,000  1999-2006   various
 Riverdale, Georgia (10)         Office Buildings

(1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 1996. Average occupancy rate for the preschool and childcare centers and the multi-tenant medical office buildings is based on the occupied square footage of each building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

(2) Chalmette Medical Centers, which was formed at the end of 1989 by the consolidation of two acute care hospitals (Chalmette General Hospital and De La Ronde Hospital), consists of two facilities separated by approximately one mile. Each facility is leased pursuant to a separate lease. The Patricia Street Campus is a 118-bed medical/surgical facility. The Virtue Street Campus is a 73-bed facility made up of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. No assurance can be given as to the effect of the consolidation on the underlying value of the Virtue Street and Patricia Street Campuses. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases.

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

(4) The Trust purchased this hospital during 1989 for approximately $7.5 million. During 1993, the Trust purchased for approximately $1.1 million, a 20 bed addition which was added to the facility. The Trust entered into an agreement with the operator, an unaffiliated third party, to lease the facility for an initial fixed term of 10 years, with the operator having the option to extend the lease for five 5-year renewal terms.

(5) During December of 1993, UHS the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc. ("THC"), an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1,082,000 at December 31, 1996. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 1996 financial results is approximately $61,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC, which is guaranteed by CPC, for the real property of this facility, now operating as THC-Chicago.

(6) In November of 1994, the Trust purchased the Fresno-Herndon Medical Plaza located in Fresno, California for $6.3 million. The 37,800 square foot medical office building is leased to several tenants, including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation, under the terms of leases with expiration dates ranging from November, 1999 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

(7) During the third quarter of 1995, the Trust purchased for $1.6 million, a medical office building on the campus of a hospital owned by Columbia/HCA Healthcare Corporation located in Shreveport, Louisiana. The medical office building is currently being leased under the terms of a master lease agreement with Columbia/HCA Healthcare Corporation.

(8) In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are occupied by tenants consisting primarily of medical professionals.


(9) During the second quarter of 1996, the Trust purchased four preschool and childcare centers located in southeast Pennsylvania for a total of $3.9 million. The childcare centers, which were purchased from a subsidiary of Nobel Education Dynamics, Inc. ("Nobel"), were leased back to Nobel pursuant to the terms of long-term, triple net leases.

(10) During the second quarter of 1996, the Trust purchased The Southern Crescent Center, multi-tenant medical office building, for approximately $6 million. The Southern Crescent Center is a 41,400 square foot, multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1996 and 1995 are summarized below:


                               1996                         1995
                       High Price   Low Price     High Price       Low Price

   First Quarter        $ 20        $ 17 1/2      $ 16 7/8         $ 15 7/8
   Second Quarter       $ 19 7/8    $ 18 1/8      $ 16 7/8         $ 15 7/8
   Third Quarter        $ 19 7/8    $ 18 3/8      $ 16 7/8         $ 16
   Fourth Quarter       $ 20 1/2    $ 18 1/2      $ 17 7/8         $ 16 1/2

As of January 31, 1997 there were approximately 1,135 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:


                     1996       1995     1994       1993       1992
 First Quarter      $ .420     $ .42    $ .415     $ .415     $ .40
 Second Quarter       .425       .42      .415       .415       .41
 Third Quarter        .425       .42      .415       .415       .41
 Fourth Quarter       .425       .42      .420       .415       .41
                    ------     -----    ------     -----      -----
                    $1.695     $1.68    $1.665     $1.66      $1.63
                    ======     =====    ======     =====      =====

Item 6. SELECTED FINANCIAL DATA

Financial highlights for the Trust for the five years ended December 31, 1996 were as follows:

                         1996 (1)         1995 (1)         1994 (1)          1993              1992
Revenues               $21,923,000      $20,417,000      $18,826,000      $18,263,000      $19,047,000

Net income (loss)      $14,158,000      $13,584,000      $14,312,000      $12,259,000      ($1,782,000)

Funds from
Operations (2)         $17,837,000      $17,024,000      $17,501,000      $14,911,000      $13,737,000

Per Share Data:
Net income (loss)            $1.58            $1.52            $1.60            $1.45           ($0.25)

Dividends                   $1.695            $1.68           $1.665            $1.66            $1.63

     (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (2) Funds from operations, which does not represent cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity, is calculated as follows:

                                         1996              1995              1994              1993               1992
   Net income (loss)                  $14,158,000       $13,584,000       $14,312,000       $12,259,000        ($1,782,000)
   Depreciation expense                 3,554,000         3,315,000         3,127,000         3,023,000          3,052,000
   Amortization of interest
   rate cap                               125,000           125,000            62,000                --                 --
   Provision for investment losses             --                --                --                --         12,467,000
   Gain on disposal of assets                  --                --                --          (371,000)                --
                                      -----------       -----------       -----------       -----------        -----------
   Total                              $17,837,000       $17,024,000       $17,501,000       $14,911,000        $13,737,000
                                      ===========       ===========       ===========       ===========        ===========


   At End of Period                      1996              1995              1994              1993               1992
   Total Assets                      $148,566,000      $132,770,000      $128,907,000      $126,657,000       $126,885,000

   Debt                               $43,082,000       $26,396,000       $21,283,000       $18,947,000        $49,600,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Trust commenced operations on December 24, 1986. As of December 31, 1996, the Trust had investments in twenty-six facilities located in thirteen states consisting of the following:

              Facility Name                       Location              Type of Facility                      Guarantor
Chalmette Medical Centers:
  Patricia Street Campus                   (A)    Chalmette, LA         Acute Care               Universal Health Services, Inc.
  Virtue Street Campus                     (A)    Chalmette, LA         Rehabilitation           Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.        (A)    Wildomar, CA          Acute Care               Universal Health Services, Inc.
McAllen Medical Center                     (A)    McAllen, TX           Acute Care               Universal Health Services, Inc.
Meridell Achievement Center                (A)    Austin, TX            Behavioral Health        Universal Health Services, Inc.
The BridgeWay                              (A)    N.Little Rock, AR     Behavioral Health        Universal Health Services, Inc.
Wellington Regional Medical Center         (A)    W.Palm Beach, FL      Acute Care               Universal Health Services, Inc.
THC-Chicago                                (B)    Chicago, IL           Sub-Acute Care           Community Psychiatric Ctrs.
Tri-State Rehabilitation Hospital          (B)    Evansville, IN        Rehabilitation           HEALTHSOUTH Corporation
Madison Irving Medical Center              (C)    Syracuse, NY          Ambulatory Trmt. Ctr     Crouse Irving Memorial Hospital
Fresno Herndon Medical Plaza               (B)    Fresno, CA            Medical Office Bldg.                       ---
Family Doctor's Medical Office Bldg.       (B)    Shreveport, LA        Medical Office Bldg.     Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing    (B)    Kingwood, TX          Medical Office Bldg.     Caremark International, Inc.
Professional Bldgs. at Kings Crossing      (B)    Kingwood, TX          Medical Office Bldg.                     ---
Chesterbrook Academy                       (B)    Audubon, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    New Britain, PA       Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Newtown, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Uwchlan, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
The Southern Crescent Center               (B)    Riverdale, GA         Medical Office Bldg.                     ---
Desert Samaritan Hospital MOBs             (D)    Phoenix, AZ           Medical Office Bldg.                     ---
Suburban Medical Plaza II                  (E)    Louisville, KY        Medical Office Bldg.                     ---
Maryvale Samaritan Hospital MOBs           (D)    Phoenix, AZ           Medical Office Bldg.                     ---
Desert Valley Medical Center MOB           (F)    Phoenix, AZ           Medical Office Bldg.                     ---
Cypresswood Professional Center            (G)    Houston, TX           Medical Office Bldg.                     ---
Samaritan West Valley Medical Ctr.         (H)    Goodyear, AZ          MOB, Imaging Ctr.                        ---
Lake Shore Hospital                        (I)    Manchester, NH        Unoccupied                               ---

     (A)  Leased to subsidiaries of Universal Health Services, Inc.

     (B) Real estate assets owned by the Trust and leased to an unaffiliated third party or parties.

     (C) The Trust holds a mortgage loan with Crouse Irving Memorial Properties on the real estate assets of this facility.

     (D) The Trust has 50% equity interest in a limited liability corporation ("LLC") which owns the real estate assets of this facility.

     (E) The Trust has 33% equity interest in a LLC which owns the real estate assets of this facility. Construction on this facility was completed during the third quarter of 1996. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the construction financing. The construction loan matures in November, 1997 and the Trust expects the LLC to arrange for permanent financing prior to that date.

     (F) Trust has 95% equity interest in a LLC which owns the real estate assets of this facility.

     (G) The Trust is providing construction financing to a limited partnership in which the Trust has a 77% controlling equity interest during the construction period, which increases to 98% upon completion and occupancy of the building. The construction is scheduled to be completed in the third quarter of 1997. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership that will develop and own this facility.

     (H) The Trust is providing construction financing to a LLC in which the Trust has 50% equity interest during the construction period, which increases to 70% upon completion and occupancy of the building. The construction is scheduled to be completed in the fourth quarter of 1997.

     (I) The Trust received free and clear title to the real estate assets of Lake Shore Hospital during 1995. The Trust continues to actively negotiate with third parties interested in purchasing or leasing the real estate assets of the Lake Shore facility.

It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Convenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1996, dividends of $1.695 per share, or $15,174,000 in the aggregate, were declared and paid.

Net cash generated by operating activities was $18.0 million in 1996, $17.1 million in 1995 and $18.2 million in 1994. The $900,000 net increase in 1996 as compared to 1995 was due primarily to a $1 million increase in net income plus the addback of the non-cash charges (depreciation, amortization, reserve for investment losses and amortization of interest rate cap expense). The $1.1 million net decrease in 1995 as compared to 1994 was attributable to: (i) the $1.5 million of cash received during 1994 related to the settlement agreement on Lake Shore Hospital; (ii) a $300,000 increase in the payment of expenses related to Lake Shore Hospital during 1995 as compared to 1994, and; (iii) a $700,000 favorable increase in 1995 over 1994 in operating cash flows generated from the remainder of the Trust's portfolio.

During 1996, the $18.0 million of cash flows generated from operations and the $16.6 million of additional borrowings were used primarily to: (i) pay dividends ($15.2 million); (ii) purchase additional real property ($10.2 million, see Note
3); (iii) purchase equity interest in various limited liability corporations ($7.6 million, see Note 3), and; (iv) begin construction on two new medical office buildings which will be owned by limited liability corporations and limited partnerships in which the Trust will own equity interests ($1.6 million, see Note 3).

During 1995, the $17.1 million of cash flows generated from operations and the $5.1 million of additional borrowings were used primarily to: (i) pay dividends ($15.0 million); (ii) purchase additional real property including three medical office buildings ($4.8 million, net, see Note 3), and; (iii) purchase additional assets at hospitals operated by UHS and owned by the Trust ($1.9 million, see
Note 3). During 1994, the $18.2 million of cash flows generated from operations were used primarily to pay dividends ($14.9 million) and purchase the real property of a medical building held for lease ($6.3 million, see Note 3).

The Trust amended and restated its unsecured non-amortizing revolving credit agreement (the "Agreement") in 1996. The Agreement, which expires on September 30, 2001, provides for $70 million in borrowing capacity. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4% to 1 1/8%, Eurodollar rate plus 5/8% to 1 1/8% or the prime rate. A fee of .15% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to cash flow ratio as defined by the agreement. At December 31, 1996 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 3/4%, respectively, and the commitment fee was
 .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1996, the Trust had approximately $25 million of available borrowing capacity.

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

The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements, two in the amount of $5 million each which mature in April, 1997, and May, 1999, and another in the amount of $1,580,000 which matures May, 2001. These swap agreements effectively fix the interest rate on $11,580,000 of variable rate debt at 7.55%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $311,000 at December 31, 1996) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1994, 1995 and 1996. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.8%, 7.5% and 6.7% during 1996, 1995 and 1994, respectively. Additional interest expense recorded as a result of the Trust's hedging activity was $130,000, $69,000 and $109,000 in 1996, 1995 and 1994, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1996 would have resulted in payments to the counterparties of approximately $202,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $73,000. The fair value of the interest rate swap and cap agreements at December 31, 1996 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

General

The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., and that a substantial portion of the Trust's leases and mortgagors are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust. (see Note 2). Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

Results of Operations

Total revenues increased 7% or $1.5 million to $21.9 million in 1996 as compared to 1995 and 9% or $1.6 million to $20.4 million in 1995 as compared to 1994. The $1.5 million increase during 1996 over 1995 was primarily attributable to an increase in base rentals from non-related parties due to the various acquisitions made by the Trust during the fourth quarter of 1995 and the second quarter of 1996 (see Note 3). The $1.6 million increase during 1995 as compared to 1994 was attributable to: (i) a $224,000 increase in base rental from UHS facilities resulting from the purchase by the Trust of additional real estate assets related to McAllen Medical Center and additional base rental generated from the Westlake Medical Center swap transaction (see Note 3), (ii) a $1.1 million increase in base rental from non-related parties resulting from the acquisitions of office buildings in November of 1994 and the third and fourth quarters of 1995 (see Note 3), (iii) a $144,000 increase in bonus rentals, which are computed as a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts, and; (iv) a $125,000 increase in interest income.

The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's facilities. The Trust's facilities have experienced growth in outpatient utilization over the past several years. The increase is primarily the result of advances in medical technologies, which allow more services be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations
(HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Trust expects growth in outpatient services to continue, although the rate of growth may be moderated in the future.

An increased proportion of the Trust's hospitals revenue is derived from fixed payment services, including Medicare and Medicaid. Management of the Trust's hospitals expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging population and expansion of the state Medicaid programs. The Medicare program reimburses the Trust's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for behavioral health facilities. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, management of the Trust's hospitals expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the market in which the Trust's facilities operate. Management of the Trust is unable to predict the rate of growth of the net revenues of its facilities and the resulting impact on bonus revenues, which are computed as a percentage of each facility's net revenues in excess of base year amounts or CPI increases in excess of base year amounts, because the net revenues of the Trust's facilities are dependent upon developments in medical technologies and physician practice patterns, both of which are beyond the control of management of the facilities.

In addition to the trends described above that continue to have an impact on the revenues of the Trust's facilities, there are a number of other, more general factors affecting the Trust's facilities. In February 1997, the President submitted his fiscal year 1998 budget plan which calls for a $100 billion reduction in the rate of increase in Medicare spending over the next five years and a $138 billion reduction over six years. Included in this proposal are reductions in the future rate of increases to payments made to hospitals. Both Republicans and Democrats are working towards a balanced budget by the year 2002 and it is likely that future budgets will contain certain reductions in the rate of increase of Medicare and Medicaid spending. The Trust cannot predict whether the above proposal or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such plans will not have a material adverse effect on the operating results of the Trust's facilities.

Interest expense increased $740,000 or 41% in 1996 as compared to 1995 due primarily to the additional borrowings used to finance the purchase of equity interests in various limited liability corporations and limited partnerships during the first and second quarters of 1996, the purchase of the four preschool and child-care centers during the second quarter of 1996, and the medical office buildings acquired by the Trust during the third and fourth quarters of 1996 (see Note 3). Interest expense increased $679,000 or 59% in 1995 over 1994 due primarily to the increased borrowings used to finance the purchase of the medical office buildings in Kingwood, Texas and Shreveport, Louisiana and the purchase of an additional $1.9 million of real assets related to McAllen Medical Center. Also contributing to the increased interest expense in 1995 as compared to 1994 was the $6.3 million of additional borrowings used to finance the purchase of the Fresno-Herndon Medical Plaza in November of 1994.

Depreciation and amortization expense increased $254,000 or 8% in 1996 as compared to 1995 due primarily to the depreciation expense related to the 1996 and 1995 acquisitions described in Note 3. Depreciation and amortization expense increased $100,000 or 3% in 1995 as compared to 1994 due to: (i) a $188,000 increase in depreciation expense related primarily to the purchase of the medical office buildings and additional real estate assets purchased in 1995, as mentioned above, and a full year of depreciation expense recorded on the Fresno-Herndon MOB which was purchased by the Trust in December of 1994, and;
(ii) an $88,000 decrease in amortization of financing costs related to the old revolving credit agreement.

Other operating expenses increased $476,000 or 70% in 1996 as compared to 1995 due primarily to the expenses related to the medical office buildings acquired by the Trust during the fourth quarter of 1995 and the second quarter of 1996 and a $220,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital. As of December 31, 1996, the balance in the Lake Shore Hospital reserve account was $151,000. The expenses related to the medical office buildings, which totaled $551,000 in 1996 and $290,000 in 1995, are passed on directly to the tenants and are included as revenue in the Trust's statements of income. Other operating expenses increased $262,000 or 64% in 1995 as compared to 1994 due primarily to the expenses related to the Fresno-Herndon Medical Plaza which was acquired by the Trust in November of 1994.

Included in the financial results for 1994, and recorded as recovery of investment losses was $1,234,000 consisting of $1.5 million of cash payments received related to the Lake Shore Hospital settlement agreement and $184,000 of proceeds received during 1994 related to an investment in marketable equity securities which was written down to zero in a prior year. Partially offsetting these amounts was a $450,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital.

Net income for 1996 was $14.2 million or $1.58 per share compared to $13.6 million or $1.52 per share in 1995 and $14.3 million or $1.60 per share in 1994.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense and amortization of interest rate cap expense, totaled $17.8 million in 1996, $17.0 million in 1995 and $17.5 million in 1994. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. See also "Executive Officers of the Registrant" appearing in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

     1)   Report of Independent Public Accountants

     2)   Financial Statements
          Consolidated Balance Sheets - December 31, 1996 and December 31, 1995. Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994.
          Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994.
          Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.
          Notes to Consolidated Financial Statements - December 31, 1996

    (3)   Schedules
          Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994.
          Schedule III - Real Estate and Accumulated Depreciation - December 31, 1996.
          Notes to Schedule III - December 31, 1996.

(b) Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

(c) Exhibits:

     3.1 Declaration of Trust, dated as of August 1986, previously filed as
Exhibit 3.1 Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

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

     10.2 Agreement effective January 1, 1997, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

     10.7 Contract of Acquisition dated August 31, 1988 between the Trust, Rehab Systems Company, Inc. and Tri-State Regional Rehabilitation Hospital, Inc., previously filed as Exhibit 10.2 to the Trust's September 30, 1988 Form 10-Q, is incorporated herein by reference.

     10.8 Key Employees' Restricted Share Purchase Plan approved by the Trustees on December 1, 1988 which authorized the issuance of up to 50,000 common shares, previously filed as Exhibit 10.11 to the Trust's Annual Report on form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

     10.9 Share Compensation Plan for Outside Trustees, previously filed as
Exhibit 10.12 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.10 1988 Non-Statutory Stock Option Plan, as amended, previously filed as
Exhibit 10.13 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.11 Lease dated December 22, 1993, between Universal Health Realty Income Trust and THC-Chicago, Inc. as lessee, previously filed as Exhibit 10.14 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.12 Mortgage Modification, Consolidation and Extension Agreement and Consolidated Note dated December 28, 1993 in the amount of $6,500,000 from Crouse Irving Memorial Properties, Inc. to Universal Health Realty Income Trust, previously filed as Exhibit 10.15 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.13 Agreement for Purchase and Sale and Repurchase Agreement dated as of November 4, 1994 between Fresno-Herndon Partners, Limited and Universal Health Realty Income Trust, previously filed as Exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

     10.14 Agreement of Purchase and Sale, and Construction Loan Agreement dated as of December 20, 1994 between Turner Adreac, L.C. and Universal Health Realty Income Trust, previously filed as Exhibit 10.17 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

     10.15 Sale Agreement, dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership, previously filed as Exhibit 10.18 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.16 Operating Agreement of DSMB Properties, L.L.C., dated as of September 1, 1995, by and among Universal Health Realty Income Trust and Desert Commercial Properties Limited Partnership, previously filed as Exhibit 10.19 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.17 Agreement and Escrow Instructions, dated as of August 15, 1995, by and between Phase III Desert Samaritan Medical Building Partners and Desert Commercial Properties Limited Partnership, previously filed as Exhibit 10.20 to the Trust's Annual Report on 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.18 Amendment to Credit Agreement dated as of September 27, 1996 by and among Universal Health Realty Income Trust, Corestates Bank, N.A. as agent, NationsBank, N.A, and First Union National Bank, previously filed as Exhibit
10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

  Date:  March 6, 1997
                                UNIVERSAL HEALTH REALTY INCOME TRUST
                                            (Registrant)

                               By: /s/ Alan B. Miller
                                   Alan B. Miller, Chairman of the Board
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date              Signature and Title

                            /s/ Alan B. Miller
     March  6, 1997         Alan B. Miller, Chairman of the Board
                            and Chief Executive Officer

                            /s/ Kirk E. Gorman
     March  6, 1997         Kirk E. Gorman, President, Chief
                            Financial Officer, Secretary and Trustee

                            /s/ Peter Linneman
     March 10, 1997         Peter Linneman, Trustee

                            /s/ Myles H. Tanenbaum
     March 10, 1997         Myles H. Tanenbaum, Trustee

                            /s/ Michael R. Walker
     March 10, 1997         Michael R. Walker, Trustee

                            /s/ Daniel M. Cain
     March 10, 1997         Daniel M. Cain, Trustee

                            /s/ Charles F. Boyle
     March  7, 1997         Charles F. Boyle, Vice President and
                            Controller

                             /s/ Cheryl K. Ramagano
     March  7, 1997          Cheryl K. Ramagano, Vice President and
                             Treasurer

                             /s/ Timothy J. Fowler
     March 10, 1997          Timothy J. Fowler, Vice President,
                             Acquisitions and Development

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page

  Report of Independent Public Accountants                                 F-2

  Consolidated Balance Sheets - December 31, 1996 and December 31, 1995    F-3

  Consolidated Statements of Income - Years Ended December 31, 1996,
  1995 and 1994                                                            F-4

  Consolidated Statements of Shareholders' Equity - Years Ended
  December 31, 1996, 1995 and 1994                                         F-5

  Statements of Cash Flows - Years Ended December 31, 1996,
  1995 and 1994                                                            F-6

  Notes to Consolidated Financial Statements - December 31, 1996           F-7

  Schedule II - Valuation and Qualifying Accounts -
  Years Ended December 31, 1996, 1995 and 1994                            F-17

  Schedule III - Real Estate and Accumulated Depreciation -
  December 31, 1996                                                       F-18

  Notes to Schedule III - December 31, 1996                               F-19

                    Report of Independent Public Accountants


To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust (a Maryland real estate investment trust) as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust, as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



Philadelphia, Pennsylvania
January 17, 1997

                      Universal Health Realty Income Trust
                          Consolidated Balance Sheets

                                                                          December 31,
                                                                      1996             1995
Assets:
Real Estate Investments:
        Buildings & improvements                                  $138,400,000     $129,961,000
        Accumulated depreciation                                   (26,540,000)     (22,986,000)
                                                                 -------------    -------------
                                                                   111,860,000      106,975,000
        Land                                                        19,683,000       17,927,000
        Mortgage loans receivable, net                               6,405,000        6,444,000
        Construction loan receivable                                   391,000               --
        Construction in progress                                     1,246,000               --
        Reserve for investment losses                                 (151,000)        (158,000)
                                                                 -------------    -------------
                    Net Real Estate Investments                    139,434,000      131,188,000

Other Assets:
        Cash                                                           137,000          139,000
        Bonus rent receivable from UHS                                 634,000          606,000
        Rent receivable from non-related parties                        32,000           13,000
        Construction and mortgage loan interest receivable               7,000               --
        Investments in limited liability corporations                7,932,000          308,000
        Deferred charges, net                                          390,000          516,000
                                                                 -------------    -------------
                                                                  $148,566,000     $132,770,000
                                                                 =============    =============

Liabilities and Shareholders' Equity:

Liabilities:
        Bank borrowings                                            $42,000,000      $25,375,000
        Note payable to UHS                                          1,082,000        1,021,000
        Accrued interest                                               234,000          157,000
        Accrued expenses & other liabilities                           753,000          676,000
        Tenant reserves, escrows, deposits and deferred rental         515,000          544,000

Commitments and Contingencies

Shareholders' Equity:
        Preferred shares of beneficial interest,
              $.01 par value; 5,000,000 shares authorized;
              none outstanding                                              --               --
        Common shares, $.01 par value;
              95,000,000 shares authorized; issued
              and outstanding: 8,952,340 shares
              in 1996 and 8,947,192 shares in 1995                      90,000           89,000
        Capital in excess of par value                             128,643,000      128,643,000
        Cumulative net income                                       98,154,000       83,996,000
        Cumulative dividends                                      (122,905,000)    (107,731,000)
                                                                 -------------    -------------
                    Total Shareholders' Equity                     103,982,000      104,997,000
                                                                 -------------    -------------
                                                                  $148,566,000     $132,770,000
                                                                 =============    =============

The accompanying notes are an integral part of these financial statements

                      Universal Health Realty Income Trust
                        Consolidated Statements of Income

                                                                              Year ended December 31,
                                                                        1996             1995             1994
Revenues (Note 2):
     Base rental - UHS facilities                                   $13,731,000      $13,491,000      $13,267,000
     Base rental - Non-related parties                                4,706,000        3,195,000        2,097,000
     Bonus rental                                                     2,735,000        2,773,000        2,629,000
     Interest                                                           751,000          958,000          833,000
                                                                   ------------     ------------     ------------
                                                                     21,923,000       20,417,000       18,826,000
                                                                   ------------     ------------     ------------


Expenses:

     Depreciation & amortization                                      3,636,000        3,382,000        3,282,000
     Interest expense                                                 2,565,000        1,825,000        1,146,000
     Advisory fees to UHS (Note 2)                                    1,044,000          953,000          909,000
     Other operating expenses                                         1,149,000          673,000          411,000
     Recovery of investment losses                                           --               --       (1,234,000)
                                                                   ------------     ------------     ------------
                                                                      8,394,000        6,833,000        4,514,000
                                                                   ------------     ------------     ------------

     Income before equity in limited liability corporations          13,529,000       13,584,000       14,312,000

     Equity in income of limited liability corporations                 629,000               --               --
                                                                   ------------     ------------     ------------
                                 Net Income                         $14,158,000      $13,584,000      $14,312,000
                                                                   ============     ============     ============

                            Net Income Per Share                          $1.58            $1.52            $1.60
                                                                   ============     ============     ============

             Weighted average number of shares and equivalents        8,960,000        8,947,000        8,947,000
                                                                   ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994

                                        Common Shares          Capital in
                                   Number                       excess of       Cumulative      Cumulative
                                   of Shares        Amount      par value       net income      dividends

January 1, 1994                    8,947,192         $89,000    $128,643,000     $56,100,000    ($77,802,000)

Net Income                                --              --              --      14,312,000              --

Dividends ($1.665/share)                  --              --              --              --     (14,897,000)

--------------------------------------------------------------------------------------------------------------

January 1, 1995                    8,947,192          89,000     128,643,000      70,412,000     (92,699,000)

Net Income                                --              --              --      13,584,000              --

Dividends ($1.68/share)                   --              --              --              --     (15,032,000)

--------------------------------------------------------------------------------------------------------------

January 1, 1996                    8,947,192          89,000     128,643,000      83,996,000    (107,731,000)

Net Income                                --              --              --      14,158,000              --

Issuance of shares of
beneficial interest                    5,148           1,000              --              --              --

Dividends ($1.695/share)                  --              --              --              --     (15,174,000)

==============================================================================================================
           December 31, 1996       8,952,340         $90,000    $128,643,000     $98,154,000   ($122,905,000)
==============================================================================================================


The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      Consolidated Statements of Cash Flows

                                                                                             Year ended December 31,
                                                                                    1996             1995               1994
Cash flows from operating activities:
     Net income                                                                 $14,158,000       $13,584,000       $14,312,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation & amortization                                             3,636,000         3,382,000         3,282,000
          Reserve for investment losses                                             220,000                --           450,000
          Amortization of interest rate cap                                         125,000           125,000            62,000
          Loss on disposal of assets                                                     --                --            15,000
          Gain on investment in marketable securities                                    --                --          (184,000)
     Changes in assets and liabilities:
          Rent receivable                                                           (47,000)           70,000            80,000
          Accrued expenses & other liabilities                                       77,000           (22,000)           57,000
          Tenant escrows, deposits & deferred rents                                 (29,000)          180,000            92,000
          Construction & mortgage loan interest receivable                           (7,000)            3,000            11,000
          Accrued interest                                                           77,000            40,000            78,000
          Reserve for investment losses                                            (227,000)         (332,000)          (37,000)
          Deferred charges & other                                                   20,000            43,000           (19,000)
                                                                               ------------      ------------      ------------
        Net cash provided by operating activities                                18,003,000        17,073,000        18,199,000
                                                                               ------------      ------------      ------------

Cash flows from investing activities:
          Acquisition of real property                                          (10,195,000)       (7,794,000)       (6,340,000)
          Investments in limited liability corporations                          (7,624,000)         (308,000)               --
          Payments made for construction in progress                             (1,246,000)               --                --
          Advances under construction note receivable                              (391,000)       (3,190,000)       (1,727,000)
          Repayments under construction note receivable                                  --         4,333,000         2,759,000
          Proceeds from investments in marketable securities                             --                --           184,000
          Sale of real property                                                          --                --            40,000
          Other                                                                          --                --           272,000
                                                                               ------------      ------------      ------------
        Net cash used in investing activities                                   (19,456,000)       (6,959,000)       (4,812,000)
                                                                               ------------      ------------      ------------

Cash flows from financing activities:
          Additional borrowings, net of financing costs                          16,625,000         5,055,000         2,091,000
          Purchase of interest rate cap                                                  --                --          (623,000)
          Dividends paid                                                        (15,174,000)      (15,032,000)      (14,897,000)
                                                                               ------------      ------------      ------------
        Net cash provided by (used in) financing activities                       1,451,000        (9,977,000)      (13,429,000)
                                                                               ------------      ------------      ------------

     (Decrease) increase in cash                                                     (2,000)          137,000           (42,000)
     Cash, beginning of period                                                      139,000             2,000            44,000
                                                                               ============      ============      ============
                              Cash, end of period                                  $137,000          $139,000            $2,000
                                                                               ============      ============      ============

Supplemental disclosures of cash flow information:
     Interest paid                                                               $2,302,000        $1,602,000        $1,012,000
                                                                               ============      ============      ============

Supplemental disclosures of non-cash investing and financing activities:
         See Notes 3 and 5

The accompanying notes are an integral part of these financial statements

                      Universal Health Realty Income Trust
                 Notes to the Consolidated Financial Statements
                                December 31, 1996

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 1996 the Trust had investments in twenty-six facilities located in thirteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings, seven of which are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

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

It is the Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Trust adopted the provisions of SFAS No. 121 in 1996, however, the adoption of the pronouncement did not have any effect on its financial statements.

The Trust invests primarily in healthcare-related facilities and, therefore, is subject to certain industry risk factors, which directly impact the operating results of its lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation.

In assessing the carrying value of the Trust's real estate investments for possible impairment in connection with the adoption of SFAS No. 121 in 1996, management reviewed estimates of future cash flows expected from each of its facilities and evaluated the creditworthiness of its lessees based on their current operating performance and on current industry conditions.

Management of the Trust is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of its lessees or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, management of the Trust cannot predict whether any of the leases will be renewed. As a result, management's estimate of future cash flows from its leased properties could be materially affected in the near term, if certain of the legislative proposals are adopted or if certain of the leases are not renewed at the end of their initial lease terms.

Investments in Limited Liability Corporations

The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures", the Trust accounts for its investment in limited liability corporations which it does not control using the equity method of accounting. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions.

Per Share Data

Net income per share is based on the weighted average number of shares of beneficial interest outstanding during the year adjusted to give effect to share equivalents, consisting of stock options.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Interest Rate Protection Agreements

In managing interest rate exposure, the Trust at times enters into interest rate swap agreements and interest rate cap agreements. When interest rates change, the differential to be paid or received under the Trust's interest rate swap agreements is accrued as interest expense. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in deferred charges in the accompanying balance sheet. Amounts receivable under the cap agreements is accrued as a reduction of interest expense.
                                       F-8

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1997. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1996, 1995 and 1994. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1996, 1995 and 1994, 74%, 79% and 83%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.

For the year ended December 31, 1996, two of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1996 rent expense payable to the Trust. The leases on these facilities, which mature in 2000 and 2001, generated 18% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR which was less than 1.5 times the 1996 rent payable to the Trust. The lease on this facility, which matures in 2001, generated 10% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR (excluding a favorable prior year net revenue adjustment) which was less than 2.0 times the 1996 rent expense payable to the Trust. The lease on this facility, which matures in 1999 generated 6% of the Trust's 1996 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1996 EBITDAR of 7.5 times (ranging from 2.1 times to 8.9 times) the 1996 rent expense payable to the Trust.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry had been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. As mentioned above, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

For the year ended December 31, 1995, one of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1995 rent expense payable to the Trust. The lease on this facility, which matures in 2001, generated 12% of the Trust's 1995 rental income. Three additional UHS facilities had 1995 EBITDAR which was less than 1.5 times the 1995 rent expense payable to the Trust. The leases on these three facilities, which mature in 1999, 2000 and 2001, generated on a combined basis, 22% of the Trust's 1995 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1995 EBITDAR of 8.1 times (ranging from 2.8 times to 10.5 times) the 1995 rent expense payable to the Trust.

Revenues received from UHS and from other non-related parties were as follows:

                                                                   Year Ended December 31,
                                                         1996               1995              1994
Base rental - UHS facilities                           $13,731,000        $13,491,000       $13,267,000
Base rental - Non-related parties                        4,706,000          3,195,000         2,097,000
                                                      ------------       ------------     -------------
  Total base rental                                     18,437,000         16,686,000        15,364,000
                                                       -----------        -----------      ------------

Bonus rental - UHS facilities                            2,506,000          2,552,000         2,414,000
Bonus rental - Non-related parties                         229,000            221,000           215,000
                                                     -------------     --------------     -------------
  Total bonus rental                                     2,735,000          2,773,000         2,629,000
                                                      ------------        -----------      ------------

Interest - Non-related parties                             751,000            958,000           833,000
                                                     -------------       ------------      ------------
  Total revenues                                       $21,923,000        $20,417,000       $18,826,000
                                                       ===========        ===========       ===========

At December 31, 1996, approximately 8% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.


(3)  Acquisitions and Dispositions

1996 - During 1996 the Trust added eleven new investments to its portfolio consisting of the following: (i) the purchase of a 50% equity interest in a limited liability corporation ("LLC") which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona totaling approximately 219,000 gross square feet and leased to several tenants ($5.0 million); (ii) the purchase of four preschool and child-care centers located in southeastern, Pennsylvania ($3.9 million); (iii) the acquisition of a 33% equity interest in a LLC which owns a 94,000 square foot medical office building located on the campus of Columbia/HCA Healthcare Corporation's 260-bed Suburban Medical Center in Louisville, Kentucky; (iv) the purchase of a 41,400 square foot, multi-tenant medical office building adjacent to the Southern Regional Medical Center in Riverdale, Georgia ($6.2 million); (v) the purchase of a 50% equity interest in a LLC which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in Phoenix, Arizona ($1.4 million); (vi) the purchase of a 95% equity interest in a LLC which purchased the Desert Valley Medical Center, a 54,000 net square foot medical office building located on the campus of the Columbia Paradise Valley Hospital in Phoenix, Arizona ($4.3 million including $2.7 million of long-term, non-recourse debt); (vii) the agreement to provide up to $4.1 million of construction financing to a limited partnership, of which the Trust owns a 77% initial equity interest, for the construction of Cypresswood Professional Center located in Houston, Texas ($1.2 million advanced as of December 31, 1996 including a $343,000 capital contribution), and; (viii) the agreement to provide up to $5.1 million of construction financing to a LLC (excluding $525,000 of capital to be contributed by the Trust upon completion of the center in the fourth quarter of 1997), of which the Trust owns a 50% initial equity interest, for the construction of Samaritan West Valley Medical Center located in Goodyear, Arizona ($391,000 advanced as of December 31, 1996). In connection with the Trust's acquisition of a 33% equity interest in the LLC which owns the medical office building on the campus of Suburban Medical Center, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the construction financing. The construction loan matures in November, 1997 and the Trust expects the LLC, which owns the medical office building, to arrange for permanent financing prior to that date. The Trust expects the construction of the Cypresswood Professional Center and the Samaritan West Valley Medical Center to be completed in the third quarter of 1997 and of the fourth quarter of 1997, respectively.

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

In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. Interest accrued monthly at a margin over the one month LIBOR. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are occupied by tenants consisting primarily of medical professionals.

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

Minimum future base rents on noncancelable leases are as follows:

      1997                                              $18,505,000
      1998                                               18,545,000
      1999                                               18,585,000
      2000                                               15,285,000
      2001                                               14,096,000
      Later Years                                         9,795,000
                                                        -----------
      Total Minimum Base Rents                          $94,811,000
                                                        ===========

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

The Trust amended and restated its unsecured non-amortizing revolving credit agreement (the "Agreement") in 1996. The Agreement, which expires on September 30, 2001, provides for $70 million in borrowing capacity. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4% to 1 1/8%, Eurodollar rate plus 5/8% to 1 1/8% or the prime rate. A fee of .15% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to cash flow ratio. At December 31, 1996 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 3/4% respectively and the commitment fee was .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1996, the Trust had approximately $25 million of available borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1996, 1995 and 1994 were $34,410,000, $21,589,000, and $15,218,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 6.3%, 7.2%, and 5.3%. The maximum amounts outstanding at any month end were $42,200,000, $25,375,000 and $20,320,000 during 1996, 1995 and 1994, respectively.

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

The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements, two in the amount of $5 million each which mature in April, 1997, and May, 1999, and another in the amount of $1,580,000 which matures May, 2001. These swap agreements effectively fix the interest rate on $11,580,000 of variable rate debt at 7.55%. The interest rate cap, for which the Trust paid $622,750,

(unamortized premium of $311,000 at December 31, 1996) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1994, 1995 and 1996. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.8%, 7.5% and 6.7% during 1996, 1995 and 1994, respectively. Additional interest expense recorded as a result of the Trust's hedging activity was $130,000, $69,000 and $109,000 in 1996, 1995 and 1994, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1996 would have resulted in payments to the counterparties of approximately $202,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $73,000. The fair value of the interest rate swap and cap agreements at December 31, 1996 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.695 per share were declared and paid in 1996, of which $1.622 was ordinary income and $.073 was a return of capital distribution. Dividends of $1.68 per share were declared and paid in 1995, of which $1.575 per share was ordinary income and $.105 was a return of capital distribution. Dividends of $1.665 per share were declared and paid in 1994, of which $1.528 was ordinary income and $0.137 was a return of capital distribution.

(7)  Financing

During the fourth quarter of 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The loan, which can be prepaid without penalty at any time, has a fifteen-year repayment term. The Trust has received prepaid commitment fees related to this mortgage note receivable totaling $65,000. The unearned portion ($52,000 as of December 31, 1996) is being recognized as income over the fifteen-year repayment term. The loan accrues interest monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate. The interest rate is selected at the borrower's option. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average rate of 11.3% during 1996 and 11.5% during 1995.

During 1995, the Trust received free and clear title to Lake Shore Hospital, on which the Trust held a mortgage loan receivable. During 1994, the Trust reached a settlement agreement with Lake Shore Hospital, Inc. and Community Care Systems, Inc. concerning the default of their obligations under the Trust's mortgage loan with Lake Shore Hospital. Under the terms of the settlement agreement, the Trust received $1.5 million in cash payments during 1994, of which $1,050,000 was included in net income as recovery of investment losses and $450,000 was reserved for future expenses related to the settlement of the facility. The carrying value of this facility was reduced to zero in 1992. The Trust continues to actively negotiate with third parties interested in purchasing or leasing the real estate assets of the Lake Shore facility.

(8) Incentive Plans

During 1988, the Trustees approved a Key Employees' Restricted Share Purchase Plan. Under the terms of this plan, which expires in 1998, up to 50,000 shares have been reserved for issuance to key employees (47,500 shares available for grant as of December 31, 1996). Eligible employees may purchase shares of the Trust at par value subject to certain restrictions. The restrictions lapse over four years if the employee remains employed by the Trust.

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1996, no shares have been issued under the terms of this plan.

During 1992, the Trust amended the 1988 Non-Statutory Stock Option Plan to increase the number of shares reserved under the plan from 50,000 to 200,000. As of December 31, 1996, options to purchase 95,000 shares of beneficial interest were granted, of which 85,000 were granted to officers of the Trust during 1992 at an exercise price of $16.875 per share and 10,000 were granted to an officer of the Trust during 1993 at an exercise price of $16.125. During 1996, 36,976 options were exercised. As of December 31, 1996 all 58,024 remaining options were exercisable at an aggregate purchase price of $973,137.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. The statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Trust has adopted the disclosure-only provisions of SFAS 123. Accordingly no compensation cost has been recognized for the stock option plans. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995 and since there were no stock options granted by the Trust during 1995 or 1996, no pro forma disclosures are required.

(9)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability corporations ("LLC") accounted for by the equity method. Amounts presented include investments in the following LLCs: DSMB Properties, LLC (50%); DVMC Properties, LLC (95%); Parkvale Properties, LLC (50%), and; Suburban Properties, LLC (33%).

                                                  1996
                                                 (000s)
                Net property                    $42,236
                Other assets                      2,889
                Debt                            (33,302)
                Other liabilities                  (962)
                                             ----------
                Equity                          $10,861
                                             ==========
                Revenue                          $5,371
                                             ==========

(10)  Sale of Marketable Securities

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

(11) Quarterly Results (Unaudited)

                                                              1996
                                  First             Second            Third            Fourth
                                 Quarter           Quarter           Quarter           Quarter                Total

Revenues                        $5,343,000        $5,379,000        $5,611,000        $5,590,000           $21,923,000

Net Income                      $3,583,000        $3,590,000        $3,466,000        $3,519,000           $14,158,000

Earnings Per Share                   $0.40             $0.40             $0.39             $0.39                 $1.58

                                                              1995
                                  First             Second            Third            Fourth
                                 Quarter           Quarter           Quarter           Quarter                Total

Revenues                        $4,914,000        $5,129,000        $5,215,000        $5,159,000           $20,417,000

Net Income                      $3,303,000        $3,452,000        $3,451,000        $3,378,000           $13,584,000

Earnings Per Share                   $0.37             $0.39             $0.38             $0.38                 $1.52

                                      F-16

                      Universal Health Realty Income Trust
                 Schedule II - Valuation and Qualifying Accounts


                                 Balance at    Charged to                      Balance
                                 beginning     costs and                       at end
    Description                  of period     expenses       Other            of period

Reserve for Investment Losses:

Year ended December 31, 1996      $158,000     $220,000     ($227,000)(a)      $151,000
                                 =========     ========     =========         =========

Year ended December 31, 1995      $490,000           --     ($332,000)(a)      $158,000
                                 =========     ========     =========         =========

Year ended December 31, 1994       $77,000     $450,000      ($37,000)(a)      $490,000
                                 =========     ========     =========         =========

(a)  Amounts charged against the reserve.

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 1996
                             (amounts in thousands)

                                Initial Cost to    Cost capitalized     Gross amount                     Date of
                                Universal Health    subsequent to         at which                      construction
                              Realty Income Trust    acquisition          carried at        Accumulated   or most
                                                                        close of period     Depreciation   recent            Average
                                                                                               as of    significant          Deprec-
                                          Building  Land &  Carrying     Building             Dec. 31, expansion or  Date    iable
Description                       Land    & Improv. Improv. Costs   Land & Improv.   Total      1996    renovation  Acquired  Life
Chalmette Medical Centers
     Virtue Street Campus         $1,825    $9,445       --   -   $1,770   $9,445    $11,215    $2,704     1975     1986   35 Years
     Patricia Street Campus        2,000     7,473       --   -    2,000    7,473      9,473     1,925     1981     1988   34 Years
     Chalmette, Louisiana

Inland Valley Regional
 Medical Center
     Wildomar, California          2,050    10,701    2,868   -    2,050   13,569     15,619     2,506     1986     1986   43 Years

McAllen Medical Center
     McAllen, Texas                4,720    31,442   10,188   -    6,281   40,069     46,350     7,371     1994     1986   42 Years

Wellington Regional Medical
 Center
     West Palm Beach, Florida      1,190    14,652    4,822   -    1,663   19,001     20,664     3,449     1986     1986   42 Years

The Bridgeway
     North Little Rock, Arkansas     150     5,395      499   -      150    5,894      6,044     1,665     1983     1986   35 Years

Meridell Achievement Center
     Austin, Texas                 1,350     3,782    4,139   -    1,350    7,921      9,271     2,160     1991     1986   28 Years

Tri-State Rehabilitation
 Hospital
     Evansville, Indiana             500     6,945    1,062   -      500    8,007      8,507     1,413     1993     1989   40 Years

THC - Chicago
     Chicago, Illinois               158     6,404    1,907   -      158    8,311      8,469     2,856     1993     1986   25 Years

Fresno-Herndon Medical Plaza
     Fresno, California            1,073     5,266       24   -    1,073    5,290      6,363       245     1992     1994   45 Years

Family Doctor's Medical
 Office Building
     Shreveport, Louisiana            54     1,526       --   -       54    1,526      1,580        51     1991     1995   45 Years

Kelsey-Seybold Clinic at
 King's Crossing                     439     1,618       --   -      439    1,618      2,057        45     1995     1995   45 Years
Professional Center at
 King's Crossing                     439     1,837       43   -      439    1,880      2,319        45     1995     1995   45 Years
     Kingwood, Texas

Chesterbrook Academy
      Audubon, Pennsylvania           --       996       --   -       --      996        996        15     1996     1996   45 Years

Carefree Learning Center
     New Britian, Pennsylvania       250       744       --   -      250      744        994        11     1991     1996   45 Years

Carefree Learning Center
     Uwchlan, Pennsylvania           180       815       --   -      180      815        995        12     1992     1996   45 Years

Carefree Learning Center
     Newtown, Pennsylvania           195       749       --   -      195      749        944        11     1992     1996   45 Years

The Southern Crescent Center
     Riverdale, Georgia            1,130     5,092       --   -    1,131    5,092      6,223        56     1994     1996   45 Years
                                 -------  --------  ------- ---  -------  -------   --------   -------
                  TOTALS         $17,703  $114,882  $25,552 $--  $19,683 $138,400   $158,083   $26,540
                                 =======  ========  ======= ===  ======= ========   ========   =======


                      Universal Health Realty Income Trust
                              Notes to Schedule III
                                December 31, 1996

(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1994 to December 31, 1996:


                                                                      1996                    1995                      1994
       Balance at January 1                                       $147,888,000            $143,069,000             $136,784,000
       Acquisitions                                                 10,195,000               7,794,000                6,340,000
       Dispositions                                                         --              (2,975,000)(a)              (55,000)
                                                             ------------------       -----------------       ------------------
       Balance at December 31                                     $158,083,000            $147,888,000             $143,069,000
                                                             ==================       =================       ==================



(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1994 to December 31, 1996:


                                                                      1996                    1995                      1994
       Balance at January 1                                        $22,986,000             $22,646,000              $19,519,000
       Current year depreciation expense                             3,554,000               3,315,000                3,127,000
       Dispositions                                                         --              (2,975,000)(a)                   --
                                                             ------------------       -----------------       ------------------
       Balance at December 31                                      $26,540,000             $22,986,000              $22,646,000
                                                             ==================       =================       ==================


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


The aggregate cost basis and net book value of the properties for Federal income tax purposes at December 31, 1996 are approximately $146,000,000 and $118,000,000, respectively.

                               INDEX TO EXHIBITS

     10.2 Agreement effective January 1, 1997, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

     27.  Financial Data Schedule