Form 10-Q
period 1997-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1997-05-13
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (MARK ONE)
              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of common stock outstanding at April 30, 1997 - 8,952,340


                              Page One of Ten Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                  PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
     Three Months Ended --March 31, 1997 and 1996..........................     Three

Condensed Balance Sheets -- March 31, 1997
     and December 31, 1996.................................................     Four

Condensed Statements of Cash Flows
     Three Months Ended March 31, 1997 and 1996............................     Five

Notes to Condensed Financial Statements....................................     Six & Seven

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................     Eight & Nine

PART II.  OTHER INFORMATION AND SIGNATURE .................................     Ten


                              Page Two of Ten Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       --------------------
                                                                         1997        1996
                                                                       --------    --------
REVENUES (Note 2):

     Base rental - UHS facilities                                      $  3,433    $  3,433
     Base rental - Non-related parties                                    1,290         966
     Bonus rental                                                           774         759
     Interest                                                               203         185
                                                                       --------    --------
                                                                          5,700       5,343
                                                                       --------    --------


EXPENSES:

     Depreciation & amortization                                            925         880
     Interest expense                                                       726         548
     Advisory fees to UHS                                                   269         251
     Other operating expenses                                               334         194
                                                                       --------    --------
                                                                          2,254       1,873
                                                                       --------    --------

     Income before equity in limited liability corporations               3,446       3,470

       Equity in income of limited liability corporations                   212         113

                                                                       ========    ========
                                                    NET INCOME         $  3,658    $  3,583
                                                                       ========    ========


                                               NET INCOME PER SHARE    $   0.41    $   0.40
                                                                       ========    ========


     Weighted average number of shares and equivalents                    8,963       8,957
                                                                       ========    ========

The accompanying notes are an integral part of these financial statements.


                             Page Three of Ten Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                    MARCH 31,       DECEMBER 31,
ASSETS:                                                               1997             1996
                                                                    ---------        ---------
                                                                   (unaudited)
REAL ESTATE INVESTMENTS:
       Buildings & improvements                                     $ 138,407        $ 138,400
       Accumulated depreciation                                       (27,449)         (26,540)
                                                                    ---------        ---------
                                                                      110,958          111,860
       Land                                                            19,683           19,683
       Mortgage loans receivable, net                                   6,320            6,405
       Construction loan and interest receivable                          742              398
       Construction in progress                                         1,840            1,246
       Reserve for investment losses                                     (142)            (151)
                                                                    ---------        ---------
                       Net Real Estate Investments                    139,401          139,441

OTHER ASSETS:
       Cash                                                                84              137
       Bonus rent receivable from UHS                                     669              634
       Rent receivable from non-related parties                           130               32
       Mortgage loan interest receivable                                   61               --
       Investments in limited liability corporations                    7,932            7,932
       Deferred charges and other assets, net                             343              390
                                                                    ---------        ---------
                                                                    $ 148,620        $ 148,566
                                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
       Bank borrowings                                              $  41,900        $  42,000
       Note payable to UHS                                              1,098            1,082
       Accrued interest                                                   420              234
       Accrued expenses & other liabilities                               742              686
       Tenant reserves, escrows, deposits and deferred rental             526              515
       Minority interest                                                  100               67

SHAREHOLDERS' EQUITY:
       Preferred shares of beneficial interest,
             $.01 par value; 5,000,000 shares authorized;
             none outstanding                                              --               --
       Common shares, $.01 par value;
             95,000,000 shares authorized; issued
             and outstanding: 1997 - 8,952,340
             1996 - 8,952,340                                              90               90
       Capital in excess of par value                                 128,643          128,643
       Cumulative net income                                          101,812           98,154
       Cumulative dividends                                          (126,711)        (122,905)
                                                                    ---------        ---------
                        Total Shareholders' Equity                    103,834          103,982
                                                                    ---------        ---------
                                                                    $ 148,620        $ 148,566
                                                                    =========        =========

See accompanying notes to these condensed financial statements.


                             Page Four of Ten Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------
                                                                      1997           1996
                                                                     -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $ 3,658        $ 3,583
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                  925            880
            Amortization of interest rate cap                             31             31
            Provision for investment losses                               40             --
       Changes in assets and liabilities:
            Rent receivable                                             (133)          (239)
            Accrued expenses & other liabilities                          56             57
            Tenant escrows, deposits & deferred rents                     11            (37)
            Mortgage loan interest receivable                            (61)            --
            Accrued interest                                             186             31
            Payments made for investment losses                          (49)           (25)
            Deferred charges & other                                      15              5
                                                                     -------        -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,679          4,286
                                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in limited liability corporation                        --         (4,668)
       Acquisition of real property                                       (7)            --
       Payments made for construction in progress                       (561)            --
       Advances under construction note receivable                      (344)            --
       Repayments under mortgage note receivable                          86             --
                                                                     -------        -------
       NET CASH USED IN INVESTING ACTIVITIES                            (826)        (4,668)
                                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings                                              --          4,085
       Repayments of long-term debt                                     (100)            --
       Dividends paid                                                 (3,806)        (3,760)
                                                                     -------        -------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (3,906)           325
                                                                     -------        -------

       Decrease in cash                                                  (53)           (57)
       Cash, beginning of period                                         137            139
                                                                     -------        -------
                       CASH, END OF PERIOD                           $    84        $    82
                                                                     =======        =======



            Supplemental disclosures of cash flow information:
                          Interest paid                              $   493        $   471

See accompanying notes to these condensed financial statements.


                             Page Five of Ten Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

(1) GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

The Financial Accounting Standards Board recently issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending December 15, 1997. Adoption of Statement 128 would have had no material effect on the Trust's earnings per share for the quarters ended March 31, 1997 and 1996.

(2) RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 1997 and 1996, approximately 72% and 76%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 1997 and 1996:

                                                    THREE MONTHS ENDED MARCH 31,

                                                       1997              1996
                                                    ----------        ----------
Base rental - UHS facilities                        $3,433,000        $3,433,000
Base rental - Non-related parties                    1,290,000           966,000
                                                    ----------        ----------
   Total base rental                                 4,723,000         4,399,000
                                                    ----------        ----------

Bonus rental - UHS facilities                          662,000           648,000
Bonus rental - Non-related parties                     112,000           111,000
                                                    ----------        ----------
   Total bonus rental                                  774,000           759,000
                                                    ----------        ----------

Interest - Non-related parties                         203,000           185,000
                                                    ----------        ----------
   Total revenues                                   $5,700,000        $5,343,000
                                                    ==========        ==========


                              Page Six of Ten Pages

Certain of the Trust's facilities leased to subsidiaries of UHS have had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) of less than 1.5 times the rent payable to the Trust. For the year ended December 31, 1996, two of the UHS facilities did not generate sufficient EBITDAR to cover the 1996 rent expense payable to the Trust. The leases on these facilities, which mature in 2000 and 2001, generated 18% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR which was less than 1.5 times the 1996 rent payable to the Trust. The lease on this facility, which matures in 2001, generated 10% of the Trust's 1996 rental income. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of March 31, 1997. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

(3) DIVIDENDS

A dividend of $.425 per share or $3,806,000 in the aggregate was declared by the Board of Trustees on March 7, 1997 and was paid on March 31, 1997 to shareholders of record as of March 17, 1997.

(4) FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. Subsequent to the end of the first quarter of 1997, the Trust received notice that the entire outstanding mortgage loan balance ($6.4 million as of March 31, 1997), which can be prepaid without penalty at anytime, will be repaid to the Trust in June, 1997. Interest on the loan, which accrues monthly at a margin over the one month LIBOR or at a margin over the five-year Treasury rate, accrued at an average rate of 11.0% and 11.2%, including amortization of prepaid commitment fees, for the three months ended March 31, 1997 and 1996, respectively.

(5) SUBSEQUENT EVENTS

Subsequent to March 31, 1997, the Trust invested $1.9 million for a 75% equity interest in a limited liability company that purchased the Thunderbird Paseo Medical Plaza for a total purchase price of $8.2 million, including $5.9 million of long-term, non-recourse debt. Thunderbird Paseo Medical Plaza is a 58,000 net square foot medical office building located on the campus of the Thunderbird Samaritan Medical Center in Glendale, Arizona.


                             Page Seven of Ten Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., and that a substantial portion of the Trust's leases and mortgagors are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare systems, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust. (see Note 2). Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

RESULTS OF OPERATIONS


The Trust has investments in twenty-seven facilities located in thirteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.425 per share or $3,806,000 in the aggregate was paid on March 31, 1997.

For the quarters ended March 31, 1997 and 1996 net income totaled $3,658,000 and $3,583,000 or $.41 and $.40 per share on net revenues of $5,700,000 and $5,343,000, respectively. The $357,000 increase in net revenue during the 1997 first quarter as compared to the comparable prior year quarter was primarily attributable to a $324,000 increase in base rental from non-related parties. This increase resulted primarily from the 1996 acquisitions of four preschool and child-care centers and a multi-tenant medical office building.


                             Page Eight of Ten Pages

Interest expense increased $178,000 or 32% during the first quarter of 1997 as compared to the first quarter of 1996 due to the $19.5 million of additional borrowings used to finance eleven new investments during 1996. Partially offsetting this additional interest was a .4% decrease in the Trust's effective borrowing rate during the 1997 first quarter as compared to the 1996 comparable period.

Depreciation and amortization expense increased $45,000 or 5% for the three months ended March 31, 1997 as compared to the comparable prior year period due primarily to the depreciation expense related to the medical office building and the four preschool and child-care centers acquired by the Trust during the second quarter of 1996.

Other operating expenses increased $140,000 or 72% during the first quarter of 1997 as compared to the comparable prior year quarter due primarily to the expenses related to the medical office building and the preschool and child-care centers acquired by the Trust during the second quarter of 1996 and a $40,000 increase in the reserve established for future expenses related to the settlement of Lake Shore Hospital. The expenses related to the medical office buildings, which totaled $188,000 and $89,000 for the quarters ended March 31, 1997 and 1996, respectively, are passed on directly to the tenants of these buildings and are included as revenue in the Trust's statements of income.

Included in the Trust's financial results for the three months ended March 31, 1997 and 1996 was $212,000 and $113,000, respectively, of income generated from the Trust's ownership in limited liability corporations which own various medical office buildings in Phoenix, Arizona.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense and amortization of interest rate cap expense, totaled $4.6 million during the three months ended March 31, 1997 and $4.5 million during the comparable 1996 period. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, net cash provided by operating activities was $4.7 million as compared to $4.3 million in the 1996 quarter. The $393,000 increase in net cash provided by operating activities was due primarily to a $160,000 increase in net income plus the addback of the non-cash charges (depreciation, amortization, provision for investment losses and amortization of interest rate cap expense) and $233,000 of other favorable net working capital changes.

During the first three months of 1997, the $4.7 million of net cash provided by operating activities was used primarily to pay dividends ($3.8 million) and finance construction on two new medical office buildings which will be owned by limited liability corporations and limited partnerships in which the Trust will own an equity interest ($900,000).

As of March 31, 1997 the Trust had approximately $25 million of unused borrowing capacity under the terms of its $70 million revolving credit agreement. This agreement matures on September 30, 2001 at which time all amounts then outstanding are required to be repaid.


                             Page Nine of Ten Pages

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


Date: May 12, 1997                  UNIVERSAL HEALTH REALTY INCOME TRUST
                                    (Registrant)




                                    /s/ Kirk E. Gorman
                                    -------------------------------
                                    Kirk E. Gorman, President,
                                    Chief Financial Officer, Secretary and
                                    Trustee

                                    (Principal Financial Officer and Duly
                                    Authorized Officer.)


                              Page Ten of Ten Pages