Form 10-Q
period 1997-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1997-08-12
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (MARK ONE)
              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                          Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                              23-6858580
        (State or other jurisdiction of             (I. R. S. Employer
        Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                 KING OF PRUSSIA, PENNSYLVANIA           19406
             (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
Number of common shares of beneficial interest outstanding at July 31, 1997 - 8,952,340


                            Page One of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
   Three and Six Months Ended --June 30, 1997 and 1996 .....................    Three

Condensed Balance Sheets -- June 30, 1997
   and December 31, 1996....................................................    Four

Condensed Statements of Cash Flows
   Six Months Ended June 30, 1997 and 1996..................................    Five

Notes to Condensed Financial Statements.....................................    Six & Seven

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................    Eight, Nine & Ten

PART II.  OTHER INFORMATION AND SIGNATURE ..................................    Eleven & Twelve


                            Page Two of Twelve Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)


                                                                          THREE MONTHS          SIX MONTHS
                                                                         ENDED JUNE 30,        ENDED JUNE 30,
                                                                       ------------------    ------------------
                                                                        1997       1996       1997       1996
                                                                       -------    -------    -------    -------
REVENUES (NOTE 2):
           Base rental - UHS facilities                                $ 3,433    $ 3,432    $ 6,866    $ 6,865
           Base rental - Non-related parties                             1,337      1,018      2,627      1,984
           Bonus rental                                                    788        745      1,562      1,504
           Interest                                                        211        184        414        369
                                                                       -------    -------    -------    -------
                                                                         5,769      5,379     11,469     10,722
                                                                       -------    -------    -------    -------

EXPENSES:
           Depreciation & amortization                                     920        894      1,845      1,774
           Interest expense                                                718        575      1,444      1,123
           Advisory fees to UHS                                            274        250        543        501
           Other operating expenses                                        329        229        663        423
                                                                       -------    -------    -------    -------
                                                                         2,241      1,948      4,495      3,821
                                                                       -------    -------    -------    -------

           Income before equity in limited liability corporations        3,528      3,431      6,974      6,901

           Equity in income of limited liability corporations               22        159        234        272
                                                                       =======    =======    =======    =======
                                           NET INCOME                  $ 3,550    $ 3,590    $ 7,208    $ 7,173
                                                                       =======    =======    =======    =======

                                      NET INCOME PER SHARE             $  0.40    $  0.40    $  0.80    $  0.80
                                                                       =======    =======    =======    =======

           Weighted average number of shares and equivalents             8,960      8,959      8,962      8,958
                                                                       =======    =======    =======    =======

See accompanying notes to these condensed financial statements.


                           Page Three of Twelve Pages

                        UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                              JUNE 30,     DECEMBER 31,
ASSETS:                                                         1997          1996
                                                              ---------     ---------
                                                             (unaudited)
REAL ESTATE INVESTMENTS:
     Buildings & improvements                                 $ 139,047     $ 138,400
     Accumulated depreciation                                   (28,362)      (26,540)
                                                              ---------     ---------
                                                                110,685       111,860
     Land                                                        19,697        19,683
     Mortgage loans receivable, net                                  --         6,405
     Construction loan and interest receivable                    1,969           398
     Construction in progress                                     3,112         1,246
     Reserve for investment losses                                  (91)         (151)
                                                              ---------     ---------
            Net Real Estate Investments                         135,372       139,441

OTHER ASSETS:

     Cash                                                           127           137
     Bonus rent receivable from UHS                                 666           634
     Rent receivable from non-related parties                       108            32
     Investments in limited liability corporations                9,636         7,932
     Deferred charges and other assets, net                         315           390
                                                              ---------     ---------
                                                              $ 146,224     $ 148,566
                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
     Bank borrowings                                          $  39,900     $  42,000
     Note payable to UHS                                          1,114         1,082
     Accrued interest                                               216           234
     Accrued expenses & other liabilities                           752           686
     Tenant reserves, escrows, deposits and prepaid rental          561           515

     Minority interest                                              100            67

SHAREHOLDERS' EQUITY:

     Preferred shares of beneficial interest,
           $.01 par value; 5,000,000 shares authorized;
           none outstanding ..............................           --            --
     Common shares, $.01 par value;
           95,000,000 shares authorized; issued
           and outstanding: 1997 - 8,952,340
           1996 - 8,952,340 ..............................           90            90
     Capital in excess of par value ......................      128,643       128,643
     Cumulative net income ...............................      105,362        98,154
     Cumulative dividends ................................     (130,514)     (122,905)
                                                              ---------     ---------
            Total Shareholders' Equity                          103,581       103,982
                                                              ---------     ---------
                                                              $ 146,224     $ 148,566
                                                              =========     =========

See accompanying notes to these condensed financial statements.


                            Page Four of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------
                                                                     1997         1996
                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  7,208     $  7,173
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation & amortization                                 1,845        1,774
          Amortization of interest rate cap                              62           62
          Provision for investment losses                                80           --
     Changes in assets and liabilities:
          Rent receivable                                              (108)        (159)
          Accrued expenses & other liabilities                           66          (14)
          Tenant escrows, deposits & prepaid rents                       46          111
          Mortgage loan interest receivable                              --          (60)
          Accrued interest                                              (18)          30
          Payments made for investment losses                          (140)         (86)
          Deferred charges & other                                      (30)          19
                                                                   --------     --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                 9,011        8,850
                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in limited liability corporations                   (1,926)      (6,069)
     Acquisition of real property                                      (661)     (10,194)
     Payments made for construction in progress                      (1,833)          --
     Advances under construction note receivable                     (1,571)          --
     Repayments under mortgage note receivable                        6,457           --
     Cash distributions in excess of income from LLCs                   222           --
                                                                   --------     --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         688      (16,263)
                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional borrowings                                               --       14,965
     Repayments of long-term debt                                    (2,100)          --
     Dividends paid                                                  (7,609)      (7,564)
                                                                   --------     --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (9,709)       7,401
                                                                   --------     --------

     Decrease in cash                                                   (10)         (12)
     Cash, beginning of period                                          137          139
                                                                   --------     --------
             CASH, END OF PERIOD                                   $    127     $    127
                                                                   ========     ========

          Supplemental disclosures of cash flow information:
                Interest paid                                      $  1,368     $  1,001

See accompanying notes to these condensed financial statements.


                            Page Five of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

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

The Financial Accounting Standards Board recently issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending December 15, 1997. Adoption of Statement 128 would have had no material effect on the Trust's earnings per share for three and six month periods ended June 30, 1997 and 1996.

(2) RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 71% and 75% for the three month periods ended June 30, 1997 and 1996 and 71% and 76% for the six month periods ended June 30, 1997 and 1996, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 1997 and 1996:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                      --------------------------    --------------------------

                                         1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
Base rental - UHS facilities          $ 3,433,000    $ 3,432,000    $ 6,866,000    $ 6,865,000
Base rental - Non-related parties       1,337,000      1,018,000      2,627,000      1,984,000
                                      -----------    -----------    -----------    -----------
      Total base rental                 4,770,000      4,450,000      9,493,000      8,849,000
                                      -----------    -----------    -----------    -----------

Bonus rental - UHS facilities             671,000        627,000      1,333,000      1,275,000
Bonus rental - Non-related parties        117,000        118,000        229,000        229,000
                                      -----------    -----------    -----------    -----------
       Total bonus rental
                                          788,000        745,000      1,562,000      1,504,000
                                      -----------    -----------    -----------    -----------

Interest - Non-related parties            211,000        184,000        414,000        369,000
                                      -----------    -----------    -----------    -----------
       Total revenues                 $ 5,769,000    $ 5,379,000    $11,469,000    $10,722,000
                                      ===========    ===========    ===========    ===========


                            Page Six of Twelve Pages

Certain of the Trust's facilities leased to subsidiaries of UHS have had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) of less than 1.5 times the rent payable to the Trust. For the twelve months ended June 30, 1997, two of the UHS facilities did not generate sufficient EBITDAR to cover the annual rent expense payable to the Trust. The leases on these facilities, which mature in 2000 and 2001, generated 18% of the Trust's rental income for the twelve month period ending June 30, 1997. One additional UHS facility had EBITDAR for the twelve month period ending June 30, 1997 which was less than 1.5 times the annual rent payable to the Trust. The lease on this facility, which matures in 2001, generated 10% of the Trust's rental income for the twelve month period ending June 30, 1997. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of June 30, 1997. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

(3) ACQUISITIONS

During the second quarter of 1997, the Trust added new investments to its portfolio consisting of the following: (i) the purchase of a capital addition to one of its medical office building and two additional properties located in Louisiana and Georgia for a combined purchase price of $661,000 and; (ii) $1.9 million invested for the purchase of a 75% equity interest in a limited liability company that purchased the Thunderbird Paseo Medical Plaza for a total purchase price of $8.2 million, including $5.9 million of long-term, non-recourse debt. Thunderbird Paseo Medical Plaza is a 58,000 net square foot medical office building located on the campus of the Thunderbird Samaritan Medical Center in Glendale, Arizona.

(4) DIVIDENDS

A dividend of $.425 per share or $3,805,000 in the aggregate was declared by the Board of Trustees on June 4, 1997 and was paid on June 30, 1997 to shareholders of record as of June 16, 1997.

(5) FINANCING

During 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. On June 2, 1997, the entire outstanding mortgage loan balance of $6.3 million was repaid to the Trust.


                           Page Seven of Twelve Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., and that a substantial portion of the Trust's leases and mortgagors are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In August 1997, a five year budget plan was approved which calls for a $115 billion reduction in the rate of increase in Medicare spending over the next five years. Included in the proposal is a $39 billion reduction in the future rate of increases to payments made to hospitals. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust. (see Note 2). Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

RESULTS OF OPERATIONS


The Trust has investments in twenty-seven facilities located in thirteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The second quarter dividend of $.425 per share or $3,805,000 in the aggregate was paid on June 30, 1997.

For the quarters ended June 30, 1997 and 1996 net income totaled $3,550,000 and $3,590,000 or $.40 per share in each quarter on net revenues of $5,769,000 and $5,379,000, respectively. For the six months ended June 30, 1997 and 1996 net income totaled $7,208,000 and $7,173,000 or $.80 per share in each six month period on net revenues of $11,469,000 and $10,722,000, respectively. The $390,000 increase in net revenue during the 1997 second quarter as compared to the comparable prior year quarter was primarily attributable to a $319,000 increase in base rental from non-related parties and a $58,000 increase in bonus rental from UHS facilities. The increase in base rental from non-related parties resulted primarily from the acquisitions of four preschool and child-care centers and a multi-tenant medical office building acquired during the second quarter of 1996. The $747,000 increase in


                           Page Eight of Twelve Pages
in net revenue for the six months ended June 30, 1997 over the comparable prior year period was due primarily to a $643,000 increase in base rentals from non-related parties due to the 1996 acquisitions mentioned above.

Interest expense increased $143,000 or 25% for the three months ended June 30, 1997 and $321,000 or 29% for the six months ended June 30, 1997 as compared to the comparable prior year periods due to the increased borrowings used to finance eleven new investments during 1996.

Depreciation and amortization expense increased $26,000 or 3% for the three months ended June 30, 1997 and $71,000 or 4% for the six months ended June 30, 1997 over the comparable prior year periods due primarily to the depreciation expense related to the medical office buildings and the preschool and child-care centers acquired by the Trust during the second quarter of 1996.

Other operating expenses increased $100,000 or 44% during the second quarter of 1997 and $240,000 or 57% during the 1997 six month period as compared to the comparable prior year periods due primarily to the expenses related to the medical office buildings and the preschool and child-care centers acquired by the Trust during the second quarter of 1996. The expenses relating to the medical office buildings, which totaled $184,000 and $83,000 for the three month periods ended June 30, 1997 and 1996 and $373,000 and $173,000 for the six month periods ended June 30, 1997 and 1996, respectively, are passed on directly to the tenants of these buildings and are included as revenue in the Trust's statements of income. Also included in other operating expenses for the three and six months ended June 30, 1997 was a $40,000 and $80,000, respectively, increase in the reserve established for future expenses related to Lake Shore Hospital.

Included in the Trust's financial results was $22,000 and $159,000 for the three months ended June 30, 1997 and 1996 and $234,000 and $272,000 for the six months ended June 30, 1997 and 1996, respectively, of income generated from the Trust's ownership in limited liability corporations which own medical office buildings in Arizona and Kentucky.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense related to wholly owned investments and unconsolidated affiliates and amortization of interest rate cap expense totaled $4.9 million and $4.6 million for the three months ended June 30, 1997 and 1996 and $9.5 million and $9.1 million for the six months ended June 30, 1997 and 1996, respectively. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.


                            Page Nine of Twelve Pages

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, net cash provided by operating activities was $9.0 million as compared to $8.9 million in the 1996 six month period. The $161,000 increase in net cash provided by operating activities was due primarily to a $186,000 increase in net income plus the addback of the non-cash charges (depreciation, amortization, provision for investment losses and amortization of interest rate cap expense), partially offset by $25,000 of other unfavorable net working capital changes.

During the first six months of 1997, the $9.0 million of net cash provided by operating activities and the $6.7 million of cash received for the repayment under a mortgage note receivable and cash distributions received in excess of income from limited liability corporations was primarily used to: (i) pay dividends ($7.6 million); (ii) finance construction on two new medical office buildings which will be owned by limited liability corporations and limited partnerships in which the Trust will own an equity interest ($3.4 million);
(iii) repay long-term debt ($2.1 million); (iv) purchase a 75% equity interest in a limited liability corporation ($1.9 million), and; (v) acquire additional property ($661,000).

As of June 30, 1997 the Trust had approximately $27 million of unused borrowing capacity under the terms of its $70 million revolving credit agreement. This agreement matures on September 30, 2001 at which time all amounts then outstanding are required to be repaid.


                            Page Ten of Twelve Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust. (the "Trust") at the Annual Meeting of Shareholders on June 4, 1997.

(b) Not applicable.

(c) Election by holders of Trust share of one Class II Trustee

                                                     Daniel M. Cain
Votes cast in favor                                     7,611,005
Votes withheld                                            211,264

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


Date: August 12, 1997               UNIVERSAL HEALTH REALTY INCOME TRUST
                                    (Registrant)




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