Form 10-Q
period 1997-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1997-11-12
CIK 798783

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (MARK ONE)
       (x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

       ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ........ to .........

                          Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MARYLAND                                   23-6858580
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                       KING OF PRUSSIA, PENNSYLVANIA             19406
                  -------------------------------------------------------
                  (Address of principal executive offices)     (Zip Code)

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

Number of common shares of beneficial interest outstanding at October 31, 1997 - 8,954,840




                            Page One of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                      INDEX

PART I.  FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------
Item 1.  Financial Statements

Condensed Statements of Income
    Three Months Ended -- September 30, 1997 and 1996 ..........................Three
    Nine Months Ended -- September 30, 1997 and 1996

Condensed Balance Sheets -- September 30, 1997
    and December 31, 1996.........................................................Four

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1997 and 1996.................................Five

Notes to Condensed Financial Statements....................................Six & Seven

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................... Eight, Nine & Ten

PART II.  OTHER INFORMATION AND SIGNATURE .............................Eleven & Twelve



                            Page Two of Twelve Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)


                                                                THREE MONTHS            NINE MONTHS
                                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                             -------------------     -------------------
                                                              1997         1996       1997        1996
                                                             -------     -------     -------     -------
REVENUES (Note 2):
     Base rental - UHS facilities                            $ 3,432     $ 3,433     $10,298     $10,298
     Base rental - Non-related parties                         1,437       1,401       4,064       3,385
     Bonus rental                                                617         590       2,179       2,094
     Interest                                                     74         187         488         556
                                                             -------     -------     -------     -------
                                                               5,560       5,611      17,029      16,333
                                                             -------     -------     -------     -------

EXPENSES:
     Depreciation & amortization                                 961         930       2,806       2,704
     Interest expense                                            702         705       2,146       1,828
     Advisory fees to UHS                                        276         271         819         772
     Other operating expenses                                    357         390       1,020         813
                                                             -------     -------     -------     -------
                                                               2,296       2,296       6,791       6,117
                                                             -------     -------     -------     -------

  Income before equity in limited liability corporations       3,264       3,315      10,238      10,216

  Equity in income of limited liability corporations              78         151         312         423
                                                             -------     -------     -------     -------
                             Net Income                      $ 3,342     $ 3,466     $10,550     $10,639
                                                             =======     =======     =======     =======

                        Net Income Per Share                 $  0.37     $  0.39     $  1.18     $  1.19
                                                             =======     =======     =======     =======

  Weighted average number of shares and equivalents            8,975       8,959       8,966       8,958
                                                             =======     =======     =======     =======



See accompanying notes to these condensed financial statements.



                           Page Three of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)


                                                           September 30,   December 31,
ASSETS:                                                        1997           1996
                                                           -----------     ----------
                                                           (unaudited)
REAL ESTATE INVESTMENTS:
  Buildings & improvements                                  $ 142,362      $ 138,400
  Accumulated depreciation                                    (29,317)       (26,540)
                                                            ---------      ---------
                                                              113,045        111,860
  Land                                                         19,873         19,683
  Mortgage loans receivable, net                                   --          6,405
  Construction loan and interest receivable                     3,933            398
  Construction in progress                                        940          1,246
  Reserve for investment losses                                   (97)          (151)
                                                            ---------      ---------
    Net Real Estate Investments                               137,694        139,441

OTHER ASSETS:
  Cash                                                            143            137
  Bonus rent receivable from UHS                                  633            634
  Rent receivable from non-related parties                        105             32
  Investments in limited liability corporations                 9,453          7,932
  Deferred charges and other assets, net                          278            390
                                                            ---------      ---------
                                                            $ 148,306      $ 148,566
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
  Bank borrowings                                           $  42,300      $  42,000
  Note payable to UHS                                           1,131          1,082
  Accrued interest                                                244            234
  Accrued expenses & other liabilities                            878            686
  Tenant reserves, escrows, deposits and prepaid rental           524            515

  Minority interest                                               108             67

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value; 5,000,000 shares authorized;
    none outstanding                                               --             --
  Common shares, $.01 par value;
    95,000,000 shares authorized; issued
    and outstanding: 1997 - 8,954,840
    1996 - 8,952,340                                               90             90
  Capital in excess of par value                              128,646        128,643
  Cumulative net income                                       108,704         98,154
  Cumulative dividends                                       (134,319)      (122,905)
                                                            ---------      ---------
    Total Shareholders' Equity                                103,121        103,982
                                                            ---------      ---------
                                                            $ 148,306      $ 148,566
                                                            =========      =========


See accompanying notes to these condensed financial statements.




                            Page Four of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                            1997            1996
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 10,550      $ 10,639
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation & amortization                              2,806         2,704
    Amortization of interest rate cap                           93            93
    Provision for investment losses                            120            --
  Changes in assets and liabilities:
    Rent receivable                                            (72)           10
    Accrued expenses & other liabilities                       192            88
    Tenant escrows, deposits & prepaid rents                     9            20
    Mortgage loan interest receivable                           --            --
    Accrued interest                                            10            72
    Payments made for investment losses                       (174)          (78)
    Deferred charges & other                                     9           (40)
                                                          --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             13,543        13,508
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in limited liability corporations             (1,926)       (6,069)
  Acquisition of real property                              (1,358)      (10,195)
  Payments made for construction in progress                (2,466)           --
  Advances under construction note receivable               (3,535)           --
  Repayments under mortgage note receivable                  6,457            --
  Cash distributions in excess of income from LLCs             405            --
                                                          --------      --------
    NET CASH USED IN INVESTING ACTIVITIES                   (2,423)      (16,264)
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings                                        300        14,155
  Dividends paid                                           (11,414)      (11,369)
                                                          --------      --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (11,114)        2,786
                                                          --------      --------

  Increase in cash                                               6            30
  Cash, beginning of period                                    137           139
                                                          --------      --------
    CASH, END OF PERIOD                                   $    143      $    169
                                                          ========      ========

  Supplemental disclosures of cash flow information:
  Interest paid                                           $  1,994      $  1,618


See accompanying notes to these condensed financial statements.



                            Page Five of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

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

The Financial Accounting Standards Board recently issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending December 15, 1997. Adoption of Statement 128 would have had no material effect on the Trust's earnings per share for three and nine month periods ended September 30, 1997 and 1996.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 73% and 72% for the three month periods ended September 30, 1997 and 1996 and 72% and 74% for the nine month periods ended September 30, 1997 and 1996, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 1997 and 1996:

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                      ---------------------------     ---------------------------
                                          1997            1996            1997            1996
                                      -----------     -----------     -----------     -----------
Base rental - UHS facilities          $ 3,432,000     $ 3,433,000     $10,298,000     $10,298,000
Base rental - Non-related parties       1,437,000       1,401,000       4,064,000       3,385,000
                                      -----------     -----------     -----------     -----------
       Total base rental                4,869,000       4,834,000      14,362,000      13,683,000
                                      -----------     -----------     -----------     -----------

Bonus rental - UHS facilities             617,000         590,000       1,950,000       1,865,000
Bonus rental-Non-related parties               --              --         229,000         229,000
                                      -----------     -----------     -----------     -----------
       Total bonus rental                 617,000         590,000       2,179,000       2,094,000
                                      -----------     -----------     -----------     -----------

Interest- Non-related parties              74,000         187,000         488,000         556,000
                                      -----------     -----------     -----------     -----------
       Total revenues                 $ 5,560,000     $ 5,611,000     $17,029,000     $16,333,000
                                      ===========     ===========     ===========     ===========




                            Page Six of Twelve Pages

Certain of the Trust's facilities leased to subsidiaries of UHS have had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) of less than 1.5 times the rent payable to the Trust. For the twelve months ended September 30, 1997, three of the UHS facilities did not generate sufficient EBITDAR to cover the annual rent expense payable to the Trust. The leases on these facilities, one which matures in 2000 and two which mature in 2001, generated 27% of the Trust's rental income for the twelve month period ending September 30, 1997. UHS has not advised the Trust whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, will be renewed at the end of their initial lease terms. The Trust is also unable to predict whether any of its other leases will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of September 30, 1997. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.

(3)  ACQUISITIONS

During the third quarter of 1997, construction was completed on a substantial portion of the Cypresswood Professional Center located in Houston, Texas. Commencing in 1996, the Trust began providing construction financing to a limited partnership in which the Trust has a 77% controlling equity interest during the construction period which will increase to 98% upon final completion and occupancy of the building. As of September 30, 1997, in accordance with provisions of the agreement, the Trust funded a total of $3.7 million ($2.5 million in 1997 and $1.2 million in 1996) for construction of the facility and reclassified a total of $2.8 million into property ($2.6 million into building and improvements and $176,000 into land) during the third quarter of 1997. Construction on the remainder of the facility is expected to be completed during the fourth quarter of 1997.

(4)  DIVIDENDS

A dividend of $.425 per share or $3,805,000 in the aggregate was declared by the Board of Trustees on September 2, 1997 and was paid on September 30, 1997 to shareholders of record as of September 15, 1997.




                           Page Seven of Twelve Pages

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Trust contain certain forward-looking statements that involve risks and uncertainties, including the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., and that a substantial portion of the Trust's leases and mortgagors are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In August, 1997, a five year budget plan was approved which calls for $115 billion reduction in the rate of increase in Medicare spending over the next five years. Included in the proposal are reductions in the future rate of increases to payments made to hospitals. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, certain of the Trust's facilities leased to subsidiaries of UHS have had EBITDAR of less than 1.5 times the rent payable to the Trust (see Note 2). UHS has not advised the Trust whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, will be renewed at the end of their initial lease terms. The Trust is also unable to predict whether any of its other leases will be renewed at the end of their initial lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

RESULTS OF OPERATIONS

The Trust has investments in twenty-six facilities located in twelve states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The third quarter dividend of $.425 per share or $3,805,000 in the aggregate was paid on September 30, 1997.

For the quarters ended September 30, 1997 and 1996 net income totaled $3,342,000 and $3,466,000 or $.37 and $.39 per share on net revenues of $5,560,000 and $5,611,000, respectively. For the nine months ended September 30, 1997 and 1996 net income totaled $10,550,000 and $10,639,000 or $1.18 and $1.19 per share on net revenues of $17,029,000 and $16,333,000, respectively. The $51,000 decrease in net revenue during the 1997 third quarter as compared to the comparable prior year quarter was primarily attributable to a $113,000 decrease in interest income, partially offset by a $36,000 increase in base rental from non-related parties and a $27,000 increase in bonus rental from UHS facilities. The decrease in the interest income was due to the repayment of a $6.5 million mortgage loan receivable which was repaid in full to the Trust in June, 1997. The $696,000 increase in net revenue for the nine months ended September 30, 1997 over the comparable prior year period was due primarily to a $679,000 increase in base rentals from non-related parties due to the acquisitions of four preschool and child-care centers and a multi-tenant medical office building acquired during the second quarter of 1996.


                           Page Eight of Twelve Pages

Interest expense increased $318,000 or 17% for the nine months ended September 30, 1997 as compared to the comparable prior year period due to the increased borrowings used to finance the new investments during 1996 and 1997.

Depreciation and amortization expense increased $31,000 or 3% for the three months ended September 30, 1997 and $102,000 or 4% for the nine months ended September 30, 1997 over the comparable prior year periods due primarily to the depreciation expense related to the additional property acquired by the Trust during 1996 and 1997.

Other operating expenses decreased $33,000 or 8% during the third quarter of 1997 and increased $207,000 or 25% during the 1997 nine month period as compared to the comparable prior year periods due primarily to the expenses related to the medical office buildings acquired by the Trust during the second quarter of 1996. The expenses relating to the medical office buildings, which totaled $196,000 and $245,000 for the three month periods ended September 30, 1997 and 1996 and $569,000 and $418,000 for the nine month periods ended September 30, 1997 and 1996, respectively, are passed on directly to the tenants of these buildings and are included as revenue in the Trust's statements of income. Also included in other operating expenses was an increase in the reserve established for future expenses related to Lake Shore Hospital amounting to $40,000 for each of the three month periods ended September 30, 1997 and 1996 and $120,000 and $80,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

Included in the Trust's financial results was $78,000 and $151,000 for the three months ended September 30, 1997 and 1996 and $312,000 and $423,000 for the nine months ended September 30, 1997 and 1996, respectively, of income generated from the Trust's ownership in limited liability corporations which own medical office buildings in Arizona and Kentucky.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expenses related to consolidated investments and unconsolidated affiliates, and amortization of interest rate cap expense totaled $4.6 million and $4.5 million for the three months ended September 30, 1997 and 1996 and $14.1 million and $13.6 million for the nine months ended September 30, 1997 and 1996, respectively. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.5 million in each of the nine month periods ended September 30, 1997 and 1996.

During the first nine months of 1997, the $13.5 million of cash generated from operating activities and the $6.5 million of cash received for the repayment under a mortgage note receivable was primarily used to: (i) pay dividends ($11.4 million); (ii) finance construction on two new medical office buildings which will be owned by limited liability corporations and limited partnerships in which the Trust will own an equity interest ($6.0 million); (iii) purchase a 75% equity interest in a limited liability corporation ($1.9 million), and; (iv) acquire additional properties ($1.4 million).


                            Page Nine of Twelve Pages

As of September 30, 1997 the Trust had approximately $25 million of unused borrowing capacity under the terms of its $70 million revolving credit agreement. This agreement matures on September 30, 2001 at which time all amounts then outstanding are required to be repaid.




                            Page Ten of Twelve Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         10.1  Universal Health Realty Income Trust 1997 Incentive Plan

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


Date:  November 11, 1997                 UNIVERSAL HEALTH REALTY INCOME TRUST
                                         (Registrant)



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