Form 10-K
period 1997-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1998-03-27
CIK 798783

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
                |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
              | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from ___________ to
                                  _____________
                           Commission File No. 1-9321

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

           Securities registered pursuant to Section 12(b) of the Act:
      Title of each Class             Name of each exchange on which registered
Shares of beneficial interest,
        $.01 par value                         New York Stock Exchange

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

                    Yes   [x]               No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Aggregate market value of voting shares held by non-affiliates as of January 31, 1998: $181,635,256.
Number of shares of beneficial interest outstanding of registrant as of January 31, 1998: 8,954,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (incorporated by reference under Part III).

                                     PART I

         Item 1.  BUSINESS

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1997, the Trust had investments in twenty-six facilities located in twelve states consisting of the following:

     Facility Name                                  Location             Type of Facility                Guarantor
-----------------------------------------------------------------------------------------------------------------------------------
De La Ronde                                (A)    Chalmette, LA         Acute Care               Universal Health Services, Inc.
Virtue Street Pavilion                     (A)    Chalmette, LA         Rehabilitation           Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.        (A)    Wildomar, CA          Acute Care               Universal Health Services, Inc.
McAllen Medical Center                     (A)    McAllen, TX           Acute Care               Universal Health Services, Inc.
Meridell Achievement Center                (A)    Austin, TX            Behavioral Health        Universal Health Services, Inc.
The Bridgeway                              (A)    N.Little Rock, AR     Behavioral Health        Universal Health Services, Inc.
Wellington Regional Medical Center         (A)    W.Palm Beach, FL      Acute Care               Universal Health Services, Inc.
Vencor Hospital - Chicago                  (B)    Chicago, IL           Sub-Acute Care           Vencor, Inc.
Tri-State Rehabilitation Hospital          (B)    Evansville, IN        Rehabilitation           HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza               (B)    Fresno, CA            Medical Office Bldg.                      ---
Family Doctor's Medical Office Bldg.       (B)    Shreveport, LA        Medical Office Bldg.     Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing    (B)    Kingwood, TX          Medical Office Bldg.     Caremark International, Inc.
Professional Bldgs. at Kings Crossing      (B)    Kingwood, TX          Medical Office Bldg.                      ---
Chesterbrook Academy                       (B)    Audubon, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    New Britain, PA       Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Newtown, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Uwchlan, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Southern Crescent Center                   (B)    Riverdale, GA         Medical Office Bldg.                      ---
Desert Samaritan Hospital MOBs             (C)    Phoenix, AZ           Medical Office Bldg.                      ---
Suburban Medical Center MOBs               (D)    Louisville, KY        Medical Office Bldg.                      ---
Maryvale Samaritan Hospital MOBs           (E)    Phoenix, AZ           Medical Office Bldg.                      ---
Desert Valley Medical Center MOB           (F)    Phoenix, AZ           Medical Office Bldg.                      ---
Thunderbird Paseo Medical Plaza            (G)    Glendale, AZ          Medical Office Bldg.                      ---
Cypresswood Professional Center            (H)    Houston, TX           Medical Office Bldg.                      ---
Samaritan West Valley Medical Ctr.         (I)    Goodyear, AZ          MOB, Imaging Ctr.                         ---
Lake Shore Hospital                        (J)    Manchester, NH        Unoccupied                                ---

     (A)  Leased to subsidiaries of Universal Health Services, Inc.
     (B) Real estate assets owned by the Trust and leased to an unaffiliated third party or parties.
     (C) The Trust has a 61% equity interest in a limited liability company ("LLC") which owns the real estate assets of this facility.
     (D) The Trust has a 33% equity interest in an LLC which owns the real estate assets of this facility on which construction was completed during the third quarter of 1996. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the third party lending institution that provided financing which matures in May, 1999.
     (E) The Trust has a 60% interest in an LLC which owns the real estate assets of this facility.
     (F) The Trust has a 95% equity interest in an LLC which owns the real estate assets of this facility.
     (G) The Trust has a 75% equity interest in an LLC which owns the real estate assets of this facility.
     (H) The Trust has provided financing, which matures in August, 2002, to a limited partnership in which the Trust owns a 77% controlling interest. Construction on this facility was completed on a substantial portion of the building and the facility was opened during the third quarter of 1997. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership.
     (I) The Trust has a 89% equity interest in an LLC which owns the real estate assets of this facility. Construction was completed and the facility opened during the fourth quarter of 1997.
     (J) The Trust received free and clear title to the real estate assets of Lake Shore Hospital during 1995. The Trust continues to actively negotiate with third parties interested in purchasing or leasing the real estate assets of the Lake Shore facility.

         As of December 31, 1997, the Trust has invested an aggregate of $175 million in various real estate assets, mortgage loans, construction loans and limited liability companies and limited partnerships which own real estate assets. Included in the Trust's portfolio is ownership of nine hospital facilities (aggregate investment of $136 million) which contain an aggregate of 1,279 licensed beds. The leases with respect to such facilities have fixed terms with an average of three years remaining and provide for renewal options for up to six five-year terms. The initial terms of these leases expire beginning in 1999. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to Vencor Hospital - Chicago, additional rents are payable based upon a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts. The lessees have rights of first refusal to purchase the facilities exercisable during and in most cases for 180 days after the expiration of the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facility's fair market value.

         For the hospital facilities owned by the Trust, the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) (excluding a favorable prior year net revenue adjustment recorded during 1996 at one of the Trust's facilities) to minimum rent plus additional rent payable to the Trust was approximately 4.7, 5.0, and 5.3 for the years ended December 31, 1997, 1996 and 1995, respectively. The coverage ratio for individual facilities varies (see "Relationship to Universal Health Services, Inc.").

         Pursuant to the terms of the leases with subsidiaries of Universal Health Services, Inc. ("UHS"), UHS is responsible for building operations, maintenance and renovations required at the seven hospital facilities leased from the Trust. For the Trust's multi-tenant medical office buildings, cash reserves have been established to fund required building maintenance and renovations. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insured and believes the leased properties are adequately insured.

         Relationship to Universal Health Services, Inc.

         Leases. As of December 31, 1997, subsidiaries of UHS leased seven of the nine hospital facilities owned by the Trust with initial terms expiring in 1999 through 2003. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six 5-year periods. These leases accounted for 79% of the total revenue of the Trust for the five years ended December 31, 1997 (75% for the three years ended December 31, 1997).

         For the year ended December 31, 1997, three of the UHS facilities did not generate sufficient EBITDAR to cover the 1997 rent expense payable to the Trust. The leases on these facilities, one which matures in 2000 and two which mature in 2001, generated 27% of the Trust's 1997 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1997 EBITDAR of 6.5 times (ranging from 2.2 times to 8.5 times) the 1997 rent expense payable to the Trust.

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

         In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level (see "Regulation"). In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust.

         Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. Representatives of UHS and the Trustees who are unaffiliated with UHS (the "Independent Trustees") have commenced informal discussions regarding the terms under which UHS would be willing to extend the leases on those facilities with terms expiring in 1999 through 2003, some of which have had EBITDAR of less than 1.0 times the rent payable to the Trust. There is no assurance that an agreement will be reached or, if an agreement is reached, what terms will be agreed upon. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

         Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility's then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As noted below, transactions with UHS must be approved by a majority of Independent Trustees. The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect the Trust's ability to sell or lease a facility, and may present a potential conflict of interest between the Trust and UHS since the price and terms offered by a third party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

         Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1998. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1997, 1996 and 1995. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

         Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 1997, UHS owned 8% of the outstanding shares of beneficial interest.


         Competition

         The Trust believes that it is one of fifteen publicly traded real estate investment trusts (REITs) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

         The Trust may also compete with banks and other companies, including UHS, in the acquisition, leasing and financing of healthcare related facilities. In most geographical areas in which the Trust's facilities operate, there are other facilities which provide services comparable to those offered by the Trust's facilities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Trust's facilities. In addition, certain hospitals which are located in the areas served by the Trust's facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at the Trust's hospitals or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Trust's hospitals seek to retain doctors of varied specializations on its hospital staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. The competitive position of a hospital is also affected by alternative healthcare delivery systems such as preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and indemnity insurance programs. Such systems normally involve a discount from a hospital's established charges. The Trust's facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. In response to increased pressure on revenues, the Trust's facilities continue to implement cost control programs at its facilities including more efficient staffing standards and re-engineering of services.

         Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust's facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, HMOs, PPOs, and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust's acute care facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its facilities to continue to experience increased competition, admission constraints and payor pressures.

         The Trust anticipates investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

         Regulation

         The Balanced Budget Act of 1997 (the "1997 Act"), enacted on August 5, 1997, calls for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The 1997 Act also calls for reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, rehabilitation services, bad debt expense and capital costs. Both Republicans and Democrats appear to be working towards a balanced budget by the year 2002 and it is likely that future budgets will contain certain further reductions in the rate of increase in Medicare and Medicaid spending. Payments for Medicare outpatient services provided at general hospitals and all services provided at rehabilitation hospitals historically have been reimbursed on costs, subject to certain limits. The 1997 Act requires that the reimbursement for these services be converted to a prospective payment system, which will be phased in over time. An increased proportion of the revenues generated at the Trust's facilities are derived from fixed payment services, including Medicare and Medicaid. While management of the Trust is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Trust expects its facilities to continue to experience pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

         In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the operators of the Trust's facilities expect to continue to experience an increase in business from managed care programs, including HMOs and PPOs. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate.

                      Executive Officers of the Registrant

               The executive officers of the Trust are as follows:

       Name                    Age              Position

   Alan B. Miller              60               Chairman of the Board and
                                                Chief Executive Officer

   Kirk E. Gorman              47               President, Chief Financial
                                                Officer, Secretary and Trustee

   Charles F. Boyle            38               Vice President and
                                                Controller

   Cheryl K. Ramagano          35               Vice President and
                                                Treasurer

   Timothy J. Fowler           42               Vice President,
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

                                                                                                                              Lease
                                                           Number of                                                          Term
                                                           available                                                  End of Renewal
                                               Type of       beds @            Average Occupancy (1)      Minimum    initial  term
Facility Name and Location                    facility      12/31/97   1997   1996   1995   1994   1993     rent      term   (years)
Virtue Street Pavilion                      Rehabilitation     45       64%    61%    57%    92%    81%    $1,261,000   1999     25
De La Ronde                                  Acute Care       118       64%    66%    67%    66%    68%       879,000   2003     15
       Chalmette, Louisiana (2)

Inland Valley Regional Medical Center        Acute Care        80       52%    49%    49%    45%    50%     1,857,000   2001     30
       Wildomar, California (3)

McAllen Medical Center                       Acute Care       467       76%    88%    87%    89%    86%     5,485,000   2001     30
       McAllen, Texas (3)

Wellington Regional Medical Center           Acute Care       120       36%    36%    30%    32%    35%     2,495,000   2001     30
       West Palm Beach, Florida (3)

The BridgeWay                              Behavioral Health   70       68%    62%    65%    61%    57%       683,000   1999     25
       North Little Rock, Arkansas

Meridell Achievement Center                Behavioral Health  114       47%    45%    65%    47%    44%     1,071,000   2000     20
       Austin, Texas

Tri-State Regional Rehabilitation Hospital  Rehabilitation     80       74%    59%    59%    61%    71%     1,113,000   1999     25
       Evansville, Indiana (4)

Vencor Hospital - Chicago                   Sub-Acute Care     81       50%    45%    38%    38%      -     1,065,000   2001     25
       Chicago, Illinois (5)

Fresno - Herndon Medical Plaza                Medical           -      100%   100%   100%      -      -       729,000   1999 various
       Fresno, California (6)               Office Building                                                             -2003

Family Doctor's Medical Office Building       Medical           -      100%   100%   100%      -      -       240,000   2011     10
       Shreveport, Louisiana (7)            Office Building


Item 2. Properties (continued)
                                                                                                                              Lease
                                                           Number of                                                          Term
                                                           available                                                  End of Renewal
                                               Type of       beds @            Average Occupancy (1)      Minimum    initial  term
Facility Name and Location                    facility      12/31/97   1997   1996   1995   1994   1993     rent      term   (years)

Kelsey-Seybold Clinic at King's Crossing      Medical           -      100%   100%   100%      -      -      $247,000   2005     10
Professional Center at King's Crossing      Office Buildings    -      100%    93%   100%      -      -       278,000   2000 various
       Kingwood, Texas (8)                                                                                              -2005

Chesterbrook Academy                        Preschool &         -       92%    81%      -      -      -       155,000   2010     14
       Audubon, Pennsylvania (9)            Childcare

Carefree Learning Center                    Preschool &         -       88%    71%      -      -      -       118,000   2010     14
       New Britain, Pennsylvania (9)        Childcare

Carefree Learning Center                    Preschool &         -       61%    61%      -      -      -       113,000   2010     14
       Newtown, Pennsylvania (9)            Childcare

Carefree Learning Center                    Preschool &         -       96%    93%      -      -      -       118,000   2010     14
       Uwchlan, Pennsylvania (9)            Childcare

The Southern Crescent Center                  Medical           -      100%    89%      -      -      -       802,000   1999 various
       Riverdale, Georgia (10)              Office Buildings                                                            -2006

The Cypresswood Professional Center           Medical           -       96%      -      -      -      -       525,000   2002 various
       Houston, Texas (11)                  Office Buildings                                                            -2007

         (1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 1997. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building and the average occupancy rate for the preschool and childcare centers is based on enrollment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

         (2) The operations of The Virtue Street Pavilion and De La Ronde, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. The De La Ronde is a 118-bed medical/surgical facility. The
         Virtue Street Pavilion is a 73-bed facility made up of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. In December of 1994, the operator of the Virtue Street Pavilion entered into a three year sub-lease agreement with Lifecare Hospitals of New Orleans, LLC, for a portion of the facility. Annual rental is $1.1 million under the provisions of this agreement. The sub-lease, which expired in December, 1997, contains two three year extensions at the lessee's option. The operator of the facility has granted the lessee a month-to-month extension under the lease while renewal discussions are being held. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and De La Ronde. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases.

         (3) During the third quarter of 1995, UHS purchased the assets of Westlake Medical Center, ("Westlake") a 126-bed hospital of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on the substituted properties amount to $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased related to McAllen Medical Center will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues, in excess of base year amounts, generated by these additional assets. The guarantee by UHS under the existing leases, as amended to include the additional property, will continue.

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

         (5) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1,147,000 at December 31, 1997. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 1997 financial results is approximately $65,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC-Chicago. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. The lease is guaranteed by Vencor, Inc.

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

         (11) Construction on the Cypresswood Professional Center, located in Houston, Texas, was completed during 1997 for a total cost of $4.4 million. In connection with this investment, the Trust provided five-year financing (which matures in August, 2002) to a limited partnership which owns the real estate assets of this facility. The Trust owns a 77% controlling interest in the partnership.

         Item 3. LEGAL PROCEEDINGS

         Not Applicable.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders.

                                     PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1997 and 1996 are summarized below:

                                                    1997                                     1996
                                    ------------------------------------    ---------------------------------------
                                    High Price        Low Price             High Price           Low Price
                                    ----------------- ------------------    -------------------- ------------------
           First Quarter            $22 3/8           $19 3/4               $20                  $17 1/2
           Second Quarter           $20               $18 1/2               $19 7/8              $18 1/8
           Third Quarter            $21 1/2           $18 15/16             $19 7/8              $18 3/8
           Fourth Quarter           $21 7/8           $20 1/16              $20 1/2              $18 1/2


         As of January 31, 1998 there were approximately 1,074 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

                                   1997       1996      1995       1994        1993
          First Quarter          $ .425     $ .420     $ .42      $ .415     $ .415
          Second Quarter           .425       .425       .42        .415       .415
          Third Quarter            .425       .425       .42        .415       .415
          Fourth Quarter           .430       .425       .42        .420       .415
                                 ------     ------     ------     ------     ------
                                 $1.705     $1.695     $1.68      $1.665     $1.66
                                 ======     ======     ======     ======     ======

         Item 6.  SELECTED FINANCIAL DATA

         Financial highlights for the Trust for the five years ended December 31, 1997 were as follows:

                                              1997 (1)          1996(1)           1995(1)             1994              1993
           Revenues                         $22,764,000       $21,923,000       $20,417,000       $18,826,000       $18,263,000

           Net income                       $13,967,000       $14,158,000       $13,584,000       $14,312,000       $12,259,000

           Funds from
           Operations (2)                   $18,809,000       $18,174,000       $17,024,000       $17,501,000       $14,911,000


           Per Share Data:
           Net income-Basic                       $1.56             $1.58             $1.52             $1.60             $1.45

           Net income-Diluted                     $1.56             $1.58             $1.52             $1.60             $1.45

           Dividends                             $1.705            $1.695             $1.68            $1.665             $1.66

         (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (2) Funds from operations, which does not represent cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity, is calculated as follows:

                                              1997              1996              1995           1994             1993
          Net income                     $ 13,967,000     $ 14,158,000     $ 13,584,000     $ 14,312,000     $ 12,259,000
          Depreciation expense:
           Consolidated investments         3,740,000        3,554,000        3,315,000        3,127,000        3,023,000
           Unconsolidated affiliates          978,000          337,000               --               --               --
          Amortization of interest
           rate cap                           124,000          125,000          125,000           62,000               --
          Gain on disposal of assets               --               --               --               --         (371,000)
                                         ============     ============     ============     ============     ============
          Total                          $ 18,809,000     $ 18,174,000     $ 17,024,000     $ 17,501,000     $ 14,911,000
                                         ============     ============     ============     ============     ============

       At End of Period        1997             1996             1995             1994             1993
          Total Assets     $146,755,000     $148,566,000     $132,770,000     $128,907,000     $126,657,000

          Debt             $ 42,347,000     $ 43,082,000     $ 26,396,000     $ 21,283,000     $ 18,947,000

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1997, the Trust had investments in twenty-six facilities located in twelve states consisting of the following:

    Facility Name                                 Location              Type of Facility                Guarantor
De La Ronde                                (A)    Chalmette, LA         Acute Care               Universal Health Services, Inc.
Virtue Street Pavilion                     (A)    Chalmette, LA         Rehabilitation           Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.        (A)    Wildomar, CA          Acute Care               Universal Health Services, Inc.
McAllen Medical Center                     (A)    McAllen, TX           Acute Care               Universal Health Services, Inc.
Meridell Achievement Center                (A)    Austin, TX            Behavioral Health        Universal Health Services, Inc.
The Bridgeway                              (A)    N.Little Rock, AR     Behavioral Health        Universal Health Services, Inc.
Wellington Regional Medical Center         (A)    W.Palm Beach, FL      Acute Care               Universal Health Services, Inc.
Vencor Hospital - Chicago                  (B)    Chicago, IL           Sub-Acute Care           Vencor, Inc.
Tri-State Rehabilitation Hospital          (B)    Evansville, IN        Rehabilitation           HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza               (B)    Fresno, CA            Medical Office Bldg.                      ---
Family Doctor's Medical Office Bldg.       (B)    Shreveport, LA        Medical Office Bldg.     Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing    (B)    Kingwood, TX          Medical Office Bldg.     Caremark International, Inc.
Professional Bldgs. at Kings Crossing      (B)    Kingwood, TX          Medical Office Bldg.                      ---
Chesterbrook Academy                       (B)    Audubon, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    New Britain, PA       Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Newtown, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                   (B)    Uwchlan, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Southern Crescent Center                   (B)    Riverdale, GA         Medical Office Bldg.                      ---
Desert Samaritan Hospital MOBs             (C)    Phoenix, AZ           Medical Office Bldg.                      ---
Suburban Medical Center MOBs               (D)    Louisville, KY        Medical Office Bldg.                      ---
Maryvale Samaritan Hospital MOBs           (E)    Phoenix, AZ           Medical Office Bldg.                      ---
Desert Valley Medical Center MOB           (F)    Phoenix, AZ           Medical Office Bldg.                      ---
Thunderbird Paseo Medical Plaza            (G)    Glendale, AZ          Medical Office Bldg.                      ---
Cypresswood Professional Center            (H)    Houston, TX           Medical Office Bldg.                      ---
Samaritan West Valley Medical Ctr.         (I)    Goodyear, AZ          MOB, Imaging Ctr.                         ---
Lake Shore Hospital                        (J)    Manchester, NH        Unoccupied                                ---

     (A)  Leased to subsidiaries of Universal Health Services, Inc.
     (B) Real estate assets owned by the Trust and leased to an unaffiliated third party or parties.
     (C) The Trust has a 61% equity interest in a limited liability company ("LLC") which owns the real estate assets of this facility.
     (D) The Trust has a 33% equity interest in an LLC which owns the real estate assets of this facility on which construction was completed during the third quarter of 1996. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the third party lending institution that provided financing which matures in May, 1999.
     (E) The Trust has a 60% interest in an LLC which owns the real estate assets of this facility.
     (F) The Trust has a 95% equity interest in an LLC which owns the real estate assets of this facility.
     (G) The Trust has a 75% equity interest in an LLC which owns the real estate assets of this facility.
     (H) The Trust has provided financing which matures in August, 2002, to a limited partnership in which the Trust owns a 77% controlling interest. Construction on this facility was completed on a substantial portion of the building and the facility was opened during the third quarter of 1997. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership.
     (I) The Trust has a 89% equity interest in an LLC which owns the real estate assets of this facility. Construction was completed and the facility opened during the fourth quarter of 1997.
     (J) The Trust received free and clear title to the real estate assets of Lake Shore Hospital during 1995. The Trust continues to actively negotiate with third parties interested in purchasing or leasing the real estate assets of the Lake Shore facility.

         It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Convenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1997, dividends of $1.705 per share, or $15,264,000 in the aggregate, were declared and paid.

         Net cash generated by operating activities was $17.7 million in 1997, $18.0 million in 1996 and $17.1 million in 1995. The $300,000 net decrease in 1997 as compared to 1996 was due primarily to a $100,000 decrease in net income plus the addback of the non-cash charges (depreciation, amortization, reserve for investment losses and amortization of interest rate cap expense) and $200,000 of unfavorable changes in other net working capital accounts. The $900,000 net increase in 1996 as compared to 1995 was due primarily to a $1 million increase in net income plus the addback of the non-cash charges (as defined above).

         During 1997, the $17.7 million of cash flows generated from operations, the $6.8 million of cash received for repayments under a mortgage and a construction note receivable (net of $3.4 million of advances in 1997) and the $600,000 of cash distributions received in excess of income from the Trust's investments in LLCs were used primarily to: (i) pay dividends ($15.3 million); (ii) purchase real property and additions to land and buildings ($4.2 million); (iii) purchase equity interests in two limited liability companies ($3.7 million, see Note 3), and; (iv) repay debt ($800,000). As of December 31, 1997, the Trust had a $1 million short-term cash investment which was used to repay debt in the beginning of January, 1998.

         During 1996, the $18.0 million of cash flows generated from operations and the $16.6 million of additional borrowings were used primarily to:
         (i) pay dividends ($15.2 million); (ii) purchase additional real property ($10.2 million, see Note 3); (iii) purchase equity interest in various limited liability companies ($7.6 million, see Note 3), and;
         (iv) begin construction on two new medical office buildings which will be owned by limited liability companies and limited partnerships in which the Trust will own equity interests ($1.6 million, see Note 3).

         The Trust has a $70 million unsecured non-amortizing revolving credit agreement (the "Agreement"), which expires on September 30, 2001. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4% to 1 1/8%, Eurodollar rate plus 5/8% to 1 1/8% or the prime rate. A fee of .15% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to cash flow ratio as defined by the Agreement. At December 31, 1997 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 3/4%, respectively, and the commitment fee was .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1997, the Trust had approximately $25 million of available borrowing capacity.

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

         The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements for notional principal amounts of $5 million, $4 million and $1,580,000 which mature in May, 1999, July, 2002 and May, 2001, respectively. These swap agreements effectively fix the interest rate on $10,580,000 of variable rate debt at 7.69%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $187,000 at December 31, 1997) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1995, 1996 and 1997. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.9%, 6.8% and 7.5% during 1997, 1996 and 1995, respectively. Additional interest expense recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $118,000, $130,000 and $69,000 in 1997, 1996 and 1995, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1997 would have resulted in payments to the counterparties of approximately $255,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $3,800. The fair value of the interest rate swap and cap agreements at December 31, 1997 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

         Results of Operations

         Total revenues increased 4% or $841,000 to $22.8 million in 1997 as compared to 1996 and 7% or $1.5 million to $21.9 million in 1996 as compared to 1995. The $841,000 increase during 1997 over 1996 was primarily attributable to an increase in base rentals from non-related parties due to the various acquisitions made by the Trust during the second quarter of 1996 and the third quarter of 1997 (see Note 3). The $1.5 million increase during 1996 as compared to 1995 was attributable to an increase in base rentals from non-related parties due to the various acquisitions made by the Trust during the fourth quarter of 1995 and the second quarter of 1996 (see Note 3).

         The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's facilities. The Trust's facilities have experienced growth in outpatient utilization over the past several years. The increase is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations
         (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust's acute care facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its facilities to continue to experience increased competition, admission constraints and payor pressures.

         An increased proportion of the revenues generated at the Trust's hospital facilities are derived from fixed payment services, including Medicare and Medicaid. The Medicare program reimburses the Trust's hospital facilities primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there will be no increases in the rates paid to hospitals for inpatient care through September 30, 1998. Reimbursement for bad debt expense and capital costs, as well as other items, have been reduced. Payments for Medicare outpatient services provided at general hospitals and all services provided at rehabilitation hospitals historically have been reimbursed on costs, subject to certain limits. The 1997 Act requires that the reimbursement for these services be converted to a PPS, which will be phased in over time. While the Trust is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Trust expects its facilities to continue to experience pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

         In general, the operators of the Trust's facilities expect to continue to experience an increase in business from managed care programs, including HMOs and PPOs. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate. Management of the Trust is unable to predict the rate of growth of the net revenues of its facilities and the resulting impact on bonus revenues, which are computed as a percentage of each facility's net revenues in excess of base year amounts or CPI increases in excess of base year amounts. Net revenues of the Trust's facilities are dependent upon developments in medical technologies and physician practice patterns, both of which are beyond the control of management of the facilities.

         Interest expense increased $378,000 or 15% in 1997 as compared to 1996 due primarily to the additional borrowings used to finance the 1996 and 1997 acquisitions and additions (see Note 3). Interest expense increased $740,000 or 41% in 1996 as compared to 1995 due primarily to the additional borrowings used to finance the purchase of equity interests in various limited liability companies and limited partnerships during the first and second quarters of 1996, the purchase of four preschool and child-care centers during the second quarter of 1996, and the medical office buildings acquired by the Trust during the third and fourth quarters of 1996 (see Note 3).

         Depreciation and amortization expense increased $139,000 or 4% in 1997 as compared to 1996 due primarily to the depreciation expense related to the 1997 and 1996 acquisitions described in Note 3. Depreciation and amortization expense increased $254,000 or 8% in 1996 as compared to 1995 due to the depreciation expense related to the 1996 and 1995 acquisitions (see Note 3).

         Other operating expenses increased $276,000 or 24% in 1997 as compared to 1996 due primarily to the expenses related to the medical office buildings acquired by the Trust during the second quarter of 1996 and the third quarter of 1997 and a $100,000 increase in various other operating expenses. Other operating expenses increased $476,000 or 70% in 1996 as compared to 1995 due primarily to the expenses related to the medical office buildings acquired by the Trust during the fourth quarter of 1995 and the second quarter of 1996 and a $220,000 increase in the reserve established for future expenses related to the settlement of Lakeshore Hospital. The expenses related to the medical office buildings totaled $769,000 in 1997, $551,000 in 1996 and $290,000 in 1995. The majority of these expenses are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

         Net income for 1997 was $14.0 million or $1.56 per basic and diluted share compared to $14.2 million or $1.58 per basic and diluted share in 1996 and $13.6 million or $1.52 per basic and diluted share in 1995.

         Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $18.8 million in 1997, $18.2 million in 1996 and $17.0 million in 1995. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

         General

         The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Trust or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS") and that a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. Representatives of UHS and the Trustees who are unaffiliated with UHS have commenced informal discussions regarding the terms under which UHS would be willing to extend the leases on those facilities with terms expiring in 1999 through 2003, some of which have had EBITDAR of less than 1.0 times the rent payable to the Trust (see Note 2). There is no assurance that an agreement will be reached or, if an agreement is reached, what terms will be agreed upon. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

         Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. However, management of the Trust cannot estimate the magnitude of calendar year 2000 related issues on the operations of its tenants and no estimates can be given on the potential adverse impact on the Trust's results of operations resulting from failure of its tenants to adequately prepare for the year 2000.

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

                                    PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. See also "Executive Officers of the Registrant" appearing in Part I hereof.

         Item 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                     PART IV

         Item 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
         8-K

               (a)  Financial Statements and Financial Statement Schedules:

                    1)   Report of Independent Public Accountants

                    2)   Financial Statements
                         Consolidated Balance Sheets - December 31, 1997 and December 31, 1996
                         Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995
                         Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995
                         Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
                         Notes to Consolidated Financial Statements - December 31, 1997

                    (3)  Schedules
                         Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995
                         Schedule III - Real Estate and Accumulated Depreciation
                         - December 31, 1997
                         Notes to Schedule III - December 31, 1997

               (b) Reports on Form 8-K:
                       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997

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

              10.2 Agreement effective January 1, 1998, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

              10.19 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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

         Date:  March 5, 1998
                          UNIVERSAL HEALTH REALTY INCOME TRUST
                                  (Registrant)

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

                 Date                     Signature and Title

                                   /s/ Alan B. Miller
             March 5, 1998         Alan B. Miller, Chairman of the Board
                                   and Chief Executive Officer

                                   /s/ Kirk E. Gorman
             March 5, 1998         Kirk E. Gorman, President, Chief
                                   Financial Officer, Secretary and Trustee

                                   /s/ James E. Dalton, Jr.
             March 9, 1998         James E. Dalton, Jr., Trustee

                                   /s/ Peter Linneman
             March 5, 1998         Peter Linneman, Trustee

                                   /s/ Myles H. Tanenbaum
             March 5, 1998         Myles H. Tanenbaum, Trustee

                                   /s/ Michael R. Walker
             March 5, 1998         Michael R. Walker, Trustee

                                   /s/ Daniel M. Cain
             March 5, 1998         Daniel M. Cain, Trustee

                                   /s/ Charles F. Boyle
             March 5, 1998         Charles F. Boyle, Vice President and
                                   Controller

                                   /s/ Cheryl K. Ramagano
             March 5, 1998         Cheryl K. Ramagano, Vice President and
                                   Treasurer

                                   /s/ Timothy J. Fowler
             March 9, 1998         Timothy J. Fowler, Vice President,
                                   Acquisitions and Development

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                          Page

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheets - December 31, 1997 and December 31, 1996     F-3

Consolidated Statements of Income - Years Ended December 31, 1997,
1996 and 1995                                                             F-4

Consolidated Statements of Shareholders' Equity - Years Ended
December 31, 1997, 1996 and 1995                                          F-5

Statements of Cash Flows - Years Ended December 31, 1997,
1996 and 1995                                                             F-6

Notes to Consolidated Financial Statements - December 31, 1997            F-7

Schedule II - Valuation and Qualifying Accounts -
Years Ended December 31, 1997, 1996 and 1995                              F-17

Schedule III - Real Estate and Accumulated Depreciation -
December 31, 1997                                                         F-18

Notes to Schedule III - December 31, 1997                                 F-19

                    Report of Independent Public Accountants


To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust and Subsidiaries, as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



Philadelphia, Pennsylvania                      Arthur Andersen LLP
January 20, 1998

                      Universal Health Realty Income Trust
                           Consolidated Balance Sheets

                                                                                 December 31,     December 31,
Assets:                                                                             1997              1996
Real Estate Investments:
   Buildings & improvements                                                    $143,600,000      $138,400,000
   Accumulated depreciation                                                     (30,280,000)      (26,540,000)
                                                                              -------------     -------------
                                                                                113,320,000       111,860,000
   Land                                                                          20,255,000        19,683,000
   Mortgage loans receivable, net                                                        --         6,405,000
   Construction loan and interest receivable                                             --           398,000
   Construction in progress                                                              --         1,246,000
   Reserve for investment losses                                                    (89,000)         (151,000)
                                                                              -------------     -------------
                    Net Real Estate Investments                                 133,486,000       139,441,000

Other Assets:
   Cash                                                                           1,238,000           137,000
   Bonus rent receivable from UHS                                                   653,000           634,000
   Rent receivable from non-related parties                                          80,000            32,000
   Investments in limited liability companies                                    11,075,000         7,932,000
   Deferred charges and other assets, net                                           223,000           390,000
                                                                              -------------     -------------
                                                                               $146,755,000      $148,566,000
                                                                              =============     =============

Liabilities and Shareholders' Equity:

Liabilities:
   Bank borrowings                                                              $41,200,000       $42,000,000
   Note payable to UHS                                                            1,147,000         1,082,000
   Accrued interest                                                                 217,000           234,000
   Accrued expenses & other liabilities                                           1,130,000           686,000
   Tenant reserves, escrows, deposits and prepaid rental                            268,000           515,000
   Minority interest                                                                101,000            67,000

Commitments and Contingencies (Note 1)
Shareholders' Equity:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                                                --                --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1997 - 8,954,840
         1996 - 8,952,340                                                            90,000            90,000
   Capital in excess of par value                                               128,650,000       128,643,000
   Cumulative net income                                                        112,121,000        98,154,000
   Cumulative dividends                                                        (138,169,000)     (122,905,000)
                                                                              -------------     -------------
                    Total Shareholders' Equity                                  102,692,000       103,982,000
                                                                              -------------     -------------
                                                                               $146,755,000      $148,566,000
                                                                              =============     =============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                        Consolidated Statements of Income

                                                                                          Year ended December 31,
                                                                                    1997           1996           1995
Revenues (Note 2):
     Base rental - UHS facilities                                               $13,731,000    $13,731,000    $13,491,000
     Base rental - Non-related parties                                            5,605,000      4,706,000      3,195,000
     Bonus rental                                                                 2,844,000      2,735,000      2,773,000
     Interest                                                                       584,000        751,000        958,000
                                                                                -----------    -----------    -----------
                                                                                 22,764,000     21,923,000     20,417,000
                                                                                -----------    -----------    -----------


Expenses:

     Depreciation & amortization                                                  3,775,000      3,636,000      3,382,000
     Interest expense                                                             2,943,000      2,565,000      1,825,000
     Advisory fees to UHS (Note 2)                                                1,099,000      1,044,000        953,000
     Other operating expenses                                                     1,425,000      1,149,000        673,000
                                                                                -----------    -----------    -----------
                                                                                  9,242,000      8,394,000      6,833,000
                                                                                -----------    -----------    -----------

     Income before equity in limited liability companies                         13,522,000     13,529,000     13,584,000

     Equity in income of limited liability companies                                445,000        629,000             --
                                                                                -----------    -----------    -----------
                                  Net Income                                    $13,967,000    $14,158,000    $13,584,000
                                                                                ===========    ===========    ===========


                         Net Income Per Share - Basic                                 $1.56          $1.58          $1.52
                                                                                ===========    ===========    ===========

                        Net Income Per Share - Diluted                                $1.56          $1.58          $1.52
                                                                                ===========    ===========    ===========

     Weighted average number of shares outstanding - Basic                        8,954,000      8,952,000      8,947,000
     Weighted average number of share equivalents                                    13,000          6,000             --
                                                                                -----------    -----------    -----------
     Weighted average number of shares and equivalents outstanding - Diluted      8,967,000      8,958,000      8,947,000
                                                                                ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1997, 1996 and 1995

                                        Common Shares          Capital in
                                   Number                       excess of       Cumulative      Cumulative
                                   of Shares        Amount      par value       net income      dividends
January 1, 1995                     8,947,192          $89,000     $128,643,000      $70,412,000     ($92,699,000)

Net Income                                 --               --               --       13,584,000               --

Dividends ($1.68/share)                    --               --               --               --      (15,032,000)

-----------------------------------------------------------------------------------------------------------------

January 1, 1996                     8,947,192           89,000      128,643,000       83,996,000     (107,731,000)

Net Income                                 --               --               --       14,158,000               --

Issuance of shares of
beneficial interest                     5,148            1,000               --               --               --

Dividends ($1.695/share)                   --               --               --               --      (15,174,000)

-----------------------------------------------------------------------------------------------------------------

January 1, 1997                     8,952,340           90,000      128,643,000       98,154,000     (122,905,000)

Net Income                                 --               --               --       13,967,000               --

Issuance of shares of
beneficial interest                     2,500               --            7,000               --               --

Dividends ($1.705/share)                   --               --               --               --      (15,264,000)

-----------------------------------------------------------------------------------------------------------------
           December 31, 1997        8,954,840          $90,000     $128,650,000     $112,121,000    ($138,169,000)
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      Consolidated Statements of Cash Flows

                                                                                    Year ended December 31,
                                                                             1997             1996              1995
Cash flows from operating activities:
       Net income                                                       $13,967,000       $14,158,000       $13,584,000
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation & amortization                                   3,775,000         3,636,000         3,382,000
            Amortization of interest rate cap                               124,000           125,000           125,000
            Provision for investment losses                                 227,000           220,000                --
       Changes in assets and liabilities:
            Rent receivable                                                 (67,000)          (47,000)           70,000
            Accrued expenses & other liabilities                            197,000            77,000           (22,000)
            Tenant escrows, deposits & prepaid rents                       (247,000)          (29,000)          180,000
            Construction & mortgage loan interest receivable                  7,000            (7,000)            3,000
            Accrued interest                                                (17,000)           77,000            40,000
            Payments made  for investment losses                           (289,000)         (227,000)         (332,000)
            Deferred charges & other                                         29,000            20,000            43,000
                                                                       ------------      ------------      ------------
               Net cash provided by operating activities                 17,706,000        18,003,000        17,073,000
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
       Investments in limited liability companies                        (3,741,000)       (7,624,000)         (308,000)
       Acquisitions and additions to land and buildings                  (4,246,000)      (10,195,000)       (7,794,000)
       Payments made for construction in progress                                --        (1,246,000)               --
       Advances under construction note receivable                       (3,414,000)         (391,000)       (3,190,000)
       Repayments under mortgage and construction notes receivable       10,262,000                --         4,333,000
       Cash distributions in excess of income from LLCs                     598,000                --                --
                                                                       ------------      ------------      ------------
               Net cash used in investing activities                       (541,000)      (19,456,000)       (6,959,000)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
       Additional borrowings, net of financing costs                             --        16,625,000         5,055,000
       Repayment of debt                                                   (800,000)               --                --
       Dividends paid                                                   (15,264,000)      (15,174,000)      (15,032,000)
                                                                       ------------      ------------      ------------
               Net cash (used in) provided by financing activities      (16,064,000)        1,451,000        (9,977,000)
                                                                       ------------      ------------      ------------

       Increase (decrease) in cash                                        1,101,000            (2,000)          137,000
       Cash, beginning of period                                            137,000           139,000             2,000
                                                                       ------------      ------------      ------------
                               Cash, end of period                       $1,238,000          $137,000          $139,000
                                                                       ============      ============      ============

Supplemental disclosures of cash flow information:
       Interest paid                                                     $2,770,000        $2,302,000        $1,602,000
                                                                       ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Notes to the Consolidated Financial Statements
                                December 31, 1997

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 1997 the Trust had investments in twenty-six facilities located in twelve states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings, seven of which are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

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

It is the Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flow.

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

In assessing the carrying value of the Trust's real estate investments for possible impairment, management reviewed estimates of future cash flows expected from each of its facilities and evaluated the creditworthiness of its lessees based on their current operating performance and on current industry conditions.

Management of the Trust is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of its lessees or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, management of the Trust cannot predict whether any of the leases will be renewed on their current terms or at all. As a result, management's estimate of future cash flows from its leased properties could be materially affected in the near term, if certain of the leases are not renewed at the end of their initial lease terms.

Investments in Limited Liability Companies

The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures", the Trust accounts for its investment in limited liability companies which it does not control using the equity method of accounting. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares during the year adjusted to give effect to common stock equivalents. All per share amounts for all periods presented have been restated to conform to SFAS 128.

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

Fair Value of Financial Instruments

The fair value of the Trust's interest rate swap agreements and investments are based on quoted market prices. The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximates
their  fair  values  due  to  the  short-term   nature  of  these   instruments.
Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1998. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1997, 1996 and 1995. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1997, 1996 and 1995, 72%, 74% and 79%, respectively, of the Trust's gross revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.

For the year ended December 31, 1997, three of the UHS facilities did not generate sufficient earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to cover the 1997 rent expense payable to the Trust. The leases on these facilities, one which matures in 2000 and two which mature in 2001, generated 27% of the Trust's 1997 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1997 EBITDAR of 6.5 times (ranging from 2.2 times to 8.5 times) the 1997 rent expense payable to the Trust.

For the year ended December 31, 1996, two of the UHS facilities did not generate enough EBITDAR to cover the 1996 rent expense payable to the Trust. The leases on these facilities, which mature in 2000 and 2001, generated 18% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR which was less than 1.5 times the 1996 rent payable to the Trust. The lease on this facility, which matures in 2001, generated 10% of the Trust's 1996 rental income. One additional UHS facility had 1996 EBITDAR (excluding a favorable prior year net revenue adjustment) which was less than 2.0 times the 1996 rent payable to the Trust. The lease on this facility, which matures in 1999 generated 6% of the Trust's 1996 rental income. All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1996 EBITDAR of 7.5 times (ranging from 2.1 times to 8.9 times) the 1996 rent expense payable to the Trust.

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

Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. Representatives of UHS and the Trustees who are unaffiliated with UHS have commenced informal discussions regarding the terms under which UHS would be willing to extend the leases on those facilities with terms expiring in 1999 through 2003, some of which have had EBITDAR of less than 1.0 times the rent payable to the Trust. There is no assurance that an agreement will be reached or, if an agreement is reached, what terms will be agreed upon. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

Revenues received from UHS and from other non-related parties were as follows:

                                                   Year Ended December 31,
                                           1997             1996           1995
Base rental - UHS facilities           $13,731,000     $13,731,000     $13,491,000
Base rental - Non-related parties        5,605,000       4,706,000       3,195,000
                                       -----------     -----------     -----------
  Total base rental                     19,336,000      18,437,000      16,686,000
                                       -----------     -----------     -----------

Bonus rental - UHS facilities            2,615,000       2,506,000       2,552,000
Bonus rental - Non-related parties         229,000         229,000         221,000
                                       -----------     -----------     -----------
  Total bonus rental                     2,844,000       2,735,000       2,773,000
                                       -----------     -----------     -----------

Interest - Non-related parties             584,000         751,000         958,000
                                       -----------     -----------     -----------
  Total revenues                       $22,764,000     $21,923,000     $20,417,000
                                       ===========     ===========     ===========

At December 31, 1997, approximately 8% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust.


(3)  Acquisitions and Dispositions

1997 - During 1997, the Trust added new investments to its portfolio consisting of the following: (i) the purchase of a capital addition to one of its medical office buildings and two additional properties located in Louisiana and Georgia ($1.4 million); (ii) the purchase of a 75% equity interest in a limited liability company that purchased the Thunderbird Paseo Medical Plaza ($1.9 million); (iii) the completion of construction of Cypresswood Professional Center, located in Houston, Texas in which the Trust has a 77% controlling equity interest ($4.4 million including $1.2 million of construction in progress capitalized during 1996), and; (iv) the completion of construction of Samaritan West Valley Medical Center located in Goodyear, Arizona in which the Trust owns a 89% equity interest in an LLC which owns the real estate assets of the facility ($1.8 million).

1996 - During 1996, the Trust added eleven new investments to its portfolio consisting of the following: (i) the purchase of a 50% equity interest in a limited liability company ("LLC") which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona totaling approximately 219,000 gross square feet and leased to several tenants ($5.0 million); (ii) the purchase of four preschool and child-care centers located in southeastern, Pennsylvania ($3.9 million); (iii) the acquisition of a 33% equity interest in an LLC which owns a 94,000 square foot medical office building located on the campus of Columbia/HCA Healthcare Corporation's 260-bed Suburban Medical Center in Louisville, Kentucky; (iv) the purchase of a 41,400 square foot, multi-tenant medical office building adjacent to the Southern Regional Medical Center in Riverdale, Georgia ($6.2 million); (v) the purchase of a 50% equity interest in an LLC which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in

Phoenix, Arizona ($1.4 million); (vi) the purchase of a 95% equity interest in an LLC which purchased the Desert Valley Medical Center, a 54,000 net square foot medical office building located on the campus of the Columbia Paradise Valley Hospital in Phoenix, Arizona ($4.3 million including $2.7 million of long-term, non-recourse debt); (vii) the agreement to provide up to $4.1 million of construction financing to a limited partnership, of which the Trust owns a 77% controlling equity interest, for the construction of Cypresswood Professional Center located in Houston, Texas ($1.2 million advanced as of December 31, 1996 including a $343,000 capital contribution), and; (viii) the agreement to provide up to $5.1 million of construction financing to an LLC (excluding $525,000 of capital to be contributed by the Trust upon completion of the center in the fourth quarter of 1997), of which the Trust owns a 50% initial equity interest, for the construction of Samaritan West Valley Medical Center located in Goodyear, Arizona ($391,000 advanced as of December 31, 1996). In connection with the Trust's acquisition of a 33% equity interest in the LLC which owns the medical office building on the campus of Suburban Medical Center, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the financing. Construction on the Cypresswood Professional Center and the Samaritan West Valley Medical Center was completed in the third and fourth quarters of 1997, respectively.

1995 - During the third quarter of 1995, the Trust sold the real estate assets of Westlake Medical Center ("Westlake") a 126-bed hospital, of which the majority of real estate assets were owned by the Trust and leased to UHS. In exchange for the real estate assets of Westlake and the termination of the lease, the Trust received substitution properties valued at approximately $19 million (the Trust's original purchase price of Westlake) consisting of additional real estate assets which were owned by UHS but related to three acute care facilities, of which the Trust owns the real estate and which are operated by UHS (McAllen Medical Center, Inland Valley Regional Medical Center and Wellington Regional Medical Center). These additional real estate assets represent major additions and expansions made to these facilities by UHS since the purchase of the facilities by the Trust from UHS in 1986. The Trust also purchased from UHS, additional real estate assets related to McAllen Medical Center for approximately $1.9 million in cash. Total annual base rental payments from UHS to the Trust on substituted properties amount to $2.4 million which equals the total base and bonus rental earned by the Trust on the Westlake facility during 1994 ($2.1 million base and $300,000 bonus). Total annual base rental payments on the additional real estate assets purchased related to McAllen Medical Center will be approximately $200,000. Bonus rental on the substituted and purchased real estate assets will be equal to 1% of the growth in revenues, in excess of base year amounts, generated by these additional assets. The guarantee by UHS under the existing leases, as amended to include the additional property, will continue.

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

Minimum future base rents on noncancelable leases are as follows:

                1998                                              $19,234,000
                1999                                               19,271,000
                2000                                               15,983,000
                2001                                               14,910,000
                2002                                                3,911,000
                Later Years                                        10,465,000
                                                                 ------------
                Total Minimum Base Rents                          $83,774,000
                                                                  ===========

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

The Trust has a $70 million, unsecured non-amortizing revolving credit agreement (the "Agreement") which expires on September 30, 2001. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 3/4% to 1 1/8%, Eurodollar rate plus 5/8% to 1 1/8% or the prime rate. A fee of .15% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to cash flow ratio. At December 31, 1997 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 3/4%, respectively, and the commitment fee was .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1997, the Trust had approximately $25 million of available borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1997, 1996 and 1995 were $40,774,000, $34,410,000, and $21,589,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 6.4%, 6.3%, and 7.2%. The maximum amounts outstanding at any month end were $44,300,000, $42,200,000 and $25,375,000 during 1997, 1996 and 1995, respectively.

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

The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements for notional principal amounts of $5 million, $4 million and $1,580,000 which mature in May, 1999, July 2002 and May, 2001, respectively. These swap agreements effectively fix the interest rate on $10,580,000 of variable rate debt at 7.69%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $187,000 at December 31, 1997) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.75%. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.9%, 6.8% and 7.5% during 1997, 1996 and 1995, respectively. Additional interest expense recorded as a result of the Trust's hedging activity was $118,000, $130,000 and $69,000 in 1997, 1996 and 1995,
respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1997 would have resulted in payments to the counterparties of approximately $255,000 and termination of the interest rate cap would have resulted in a payment to the Trust of approximately $3,800. The fair value of the interest rate swap and cap agreements at December 31, 1997 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.705 per share were declared and paid in 1997, of which $1.624 per share was ordinary income and $.081 per share was a return of capital distribution. Dividends of $1.695 per share were declared and paid in 1996, of which $1.622 per share was ordinary income and $.073 per share was a return of capital distribution. Dividends of $1.68 per share were declared and paid in 1995, of which $1.575 per share was ordinary income and $.105 per share was a return of capital distribution.

(7)  Financing

In 1993, the Trust funded $6.5 million for the purchase of the real assets of the Madison Irving Medical Center, by Crouse Irving Memorial Properties, located in Syracuse, New York. The entire outstanding mortgage loan balance was repaid to the Trust on June 2, 1997. Interest on the mortgage loan, including amortization of prepaid commitment fees, accrued at an average annualized rate of 11.1% during 1997, 11.3% during 1996 and 11.5% during 1995.

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

(8) Incentive Plans

During 1988, the Trustees approved a Key Employees' Restricted Share Purchase Plan. Under the terms of this plan, which expires in 1998, up to 50,000 shares have been reserved for issuance to key employees (45,000 shares available for grant as of December 31, 1997). Eligible employees may purchase shares of the Trust at par value subject to certain restrictions. The restrictions lapse over four years if the employee remains employed by the Trust.

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1997, no shares have been issued under the terms of this plan.

During 1992, the Trust amended the 1988 Non-Statutory Stock Option Plan to increase the number of shares reserved under the plan from 50,000 to 200,000. As of December 31, 1997, options to purchase 95,000 shares of beneficial interest were granted, of which 85,000 were granted to officers of the Trust during 1992 at an exercise price of $16.875 per share and 10,000 were granted to an officer of the Trust during 1993 at an exercise price of $16.125. During 1996, 36,976 options were exercised. As of December 31, 1997, all 58,024 remaining options were exercisable at an aggregate purchase price of $973,137.

During 1997, the Trust's Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan ("The Plan"), which is a newly created stock option and dividend equivalents rights plan for employees of the Trust, including officers and directors. Although The Plan has been unanimously approved by the Trust's Board, it is contingent upon shareholder approval, which will be solicited in the spring of 1998. There are 400,000 shares reserved for issuance under The Plan. Pursuant to the terms of The Plan, 70,000 options to purchase shares of the Trust were granted to officers and directors of the Trust on June 23, 1997, at an exercise price of $18.625 per share. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. As of December 31, 1997, there were no options exercisable under The Plan. Also on June 23, 1997, there were 70,000 dividend equivalent rights granted to officers and trustees of the Trust.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. The statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Trust has adopted the disclosure-only provisions of SFAS 123. Accordingly no compensation cost has been recognized for the stock option plans. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995 and since there were no stock options granted by the Trust during 1995 or 1996, no pro forma disclosures are required. Additionally, no pro forma disclosures are required for the options granted during 1997, as shareholder approval has not yet been obtained.

(9)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLC") accounted for by the equity method. Amounts presented include investments in the following LLCs: DSMB Properties, LLC (61%); DVMC Properties, LLC (95%); Parkvale Properties, LLC (60%), Suburban Properties, LLC (33%); Litchvan Investments, LLC (89%); and Paseo Medical Properties II, LLC (75%).

                                          1997
                                         (000s)

          Total assets                  $58,700
          Liabilities and debt          $44,261
          Equity                        $14,439
          UHT's share of equity         $11,075

          Revenue                        $8,215
          Net income                       $469
          UHT's share of net income        $445


(10) Quarterly Results (unaudited)

                                                         1997

                                     First            Second            Third             Fourth
                                    Quarter          Quarter           Quarter            Quarter           Total
Revenues                          $5,700,000        $5,769,000        $5,560,000        $5,735,000        $22,764,000

Net Income                        $3,658,000        $3,550,000        $3,342,000        $3,417,000        $13,967,000

Earnings Per Share-Basic               $0.41             $0.40             $0.37             $0.38              $1.56

Earnings Per Share-Diluted             $0.41             $0.40             $0.37             $0.38              $1.56


                                                         1996

                                     First            Second            Third             Fourth
                                    Quarter          Quarter           Quarter            Quarter           Total
Revenues                          $5,343,000        $5,379,000        $5,611,000        $5,590,000        $21,923,000

Net Income                        $3,583,000        $3,590,000        $3,466,000        $3,519,000        $14,158,000

Earnings Per Share-Basic               $0.40             $0.40             $0.39             $0.39              $1.58

Earnings Per Share-Diluted             $0.40             $0.40             $0.39             $0.39              $1.58

                      Universal Health Realty Income Trust
                 Schedule II - Valuation and Qualifying Accounts

                                 Balance at     Charged to                      Balance
                                 beginning      costs and                       at end
         Description             of period      expenses        Other          of period
Reserve for Investment Losses:
Year ended December 31, 1997      $151,000     $227,000     ($289,000)(a)       $89,000
                                 =========     ========     =========         =========

Year ended December 31, 1996      $158,000     $220,000     ($227,000)(a)      $151,000
                                 =========     ========     =========         =========

Year ended December 31, 1995      $490,000           --     ($332,000)(a)      $158,000
                                 =========     ========     =========         =========


(a)  Amounts charged against the reserve.

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 1997
                             (amounts in thousands)

                                Initial Cost to    Cost capitalized     Gross amount                     Date of
                                Universal Health    subsequent to         at which                      construction
                              Realty Income Trust    acquisition          carried at        Accumulated   or most
                                                                        close of period     Depreciation   recent            Average
                                                                                               as of    significant          Deprec-
                                          Building  Land &  Carrying     Building             Dec. 31, expansion or  Date    iable
Description                       Land    & Improv. Improv. Costs   Land & Improv.   Total      1997    renovation  Acquired  Life
Virtue Street Pavilion            $1,825    $9,445        -   -   $1,770   $9,445    $11,215    $2,974     1975     1986   35 Years
De La Ronde                        2,000     7,473        -   -    2,000    7,473      9,473     2,145     1981     1988   34 Years
  Chalmette, Louisiana

Inland Valley Regional
Medical Center
  Wildomar, California             2,050    10,701    2,868   -    2,050   13,569     15,619     2,826     1986     1986   43 Years

McAllen Medical Center
  McAllen, Texas                   4,720    31,442   10,188   -    6,281   40,069     46,350     8,316     1994     1986   42 Years

Wellington Regional
Medical Center
  West Palm Beach, Florida         1,190    14,652    4,822   -    1,663   19,001     20,664     3,899     1986     1986   42 Years

The Bridgeway
  North Little Rock, Arkansas        150     5,395      499   -      150    5,894      6,044     1,835     1983     1986   35 Years

Meridell Achievement Center
  Austin, Texas                    1,350     3,782    4,139   -    1,350    7,921      9,271     2,451     1991     1986   28 Years

Tri-State Rehabilitation
Hospital
  Evansville, Indiana                500     6,945    1,062   -      500    8,007      8,507     1,616     1993     1989   40 Years

Vencor Hospital - Chicago
  Chicago, Illinois                  158     6,404    1,907   -      158    8,311      8,469     3,207     1993     1986   25 Years

Fresno-Herndon Medical Plaza
  Fresno, California               1,073     5,266       24   -    1,073    5,290      6,363       363     1992     1994   45 Years

Family Doctor's Medical
Office Building
  Shreveport, Louisiana               54     1,526      494   -       54    2,020      2,074        93     1991     1995   45 Years

Kelsey-Seybold Clinic at
King's Crossing                      439     1,618        -   -      439    1,618      2,057        81     1995     1995   45 Years
Professional Center at
King's Crossing                      439     1,837       43   -      439    1,880      2,319        86     1995     1995   45 Years
  Kingwood, Texas

Chesterbrook Academy
  Audubon, Pennsylvania                -       996        -   -        -      996        996        37     1996     1996   45 Years

Carefree Learning Center
  New Britain, Pennsylvania          250       744        -   -      250      744        994        27     1991     1996   45 Years

Carefree Learning Center
  Uwchlan, Pennsylvania              180       815        -   -      180      815        995        30     1992     1996   45 Years

Carefree Learning Center
  Newtown, Pennsylvania              195       749        -   -      195      749        944        28     1992     1996   45 Years

The Southern Crescent Center
  Riverdale, Georgia               1,130     5,092      864   -    1,130    5,956      7,086       211     1994     1996   45 Years

The Cypresswood Professional
Center
  Houston,Texas                      573     3,842                   573    3,842      4,415        55     1997     1997   35 Years
                                 -------  --------  ------- ---  -------  -------   --------   -------
                  TOTALS         $18,276  $118,724  $26,910  $-  $20,255 $143,600   $163,855   $30,280
                                 =======  ========  ======= ===  ======= ========   ========   =======

                      Universal Health Realty Income Trust
                              Notes to Schedule III
                                December 31, 1997

(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1995 to December 31, 1997:


                                                        1997                1996             1995
        Balance at January 1                         $158,083,000      $147,888,000      $143,069,000
        Additions and acquisitions                      4,526,000        10,195,000         7,794,000
        Reclasses from construction in progress         1,246,000                --                --
        Dispositions                                           --                --        (2,975,000)(a)
                                                    -------------     -------------     -------------
        Balance at December 31                       $163,855,000      $158,083,000      $147,888,000
                                                    =============     =============     =============


(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1995 to December 31, 1997:


                                                   1997             1996             1995
        Balance at January 1                   $26,540,000      $22,986,000      $22,646,000
        Current year depreciation expense        3,740,000        3,554,000        3,315,000
        Dispositions                                    --               --       (2,975,000)(a)
                                              ------------     ------------     ------------
        Balance at December 31                 $30,280,000      $26,540,000      $22,986,000
                                              ============     ============     ============


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


The aggregate cost basis and net book value of the properties for federal income
tax  purposes  at  December  31,  1997  are   approximately   $153,000,000   and
$120,000,000, respectively.

                                INDEX TO EXHIBITS


10.2 Agreement, Effective January 1, 1998, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.



27.       Financial Data Schedule.