Form 10-Q
period 1998-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1998-05-14
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
             ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from -------- to ---------
                          Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MARYLAND                          23-6858580
          -------------------------------         ------------------
          (State or other jurisdiction of         (I. R. S. Employer
          Incorporation or Organization)          Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                       KING OF PRUSSIA, PENNSYLVANIA      19406
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of common stock outstanding at April 30, 1998 - 8,954,840




                            Page One of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                      PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
     Three Months Ended -- March 31, 1998 and 1997.............................        Three

Condensed Balance Sheets -- March 31, 1998
     and December 31, 1997.....................................................         Four

Condensed Statements of Cash Flows
     Three Months Ended March 31, 1998 and 1997................................         Five

Notes to Condensed Financial Statements........................................  Six & Seven

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................... Eight & Nine

PART II.  OTHER INFORMATION AND SIGNATURE .....................................          Ten








                            Page Two of Twelve Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                              STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                   -------------------
                                                                                    1998         1997
                                                                                   ------       ------
Revenues (Note 2):

     Base rental - UHS facilities                                                  $3,433       $3,433
     Base rental - Non-related parties                                              1,576        1,290
     Bonus rental                                                                     846          774
     Interest                                                                           2          203
                                                                                   ------       ------
                                                                                    5,857        5,700
                                                                                   ------       ------


EXPENSES:

     Depreciation & amortization                                                      967          925
     Interest expense                                                                 743          726
     Advisory fees to UHS                                                             273          269
     Other operating expenses                                                         453          334
                                                                                   ------       ------
                                                                                    2,436        2,254
                                                                                   ------       ------

     Income before equity in limited liability companies                            3,421        3,446

       Equity in income of limited liability companies                                148          212

                                                                                   ------       ------
                                        NET INCOME                                 $3,569       $3,658
                                                                                   ======       ======


                               NET INCOME PER SHARE - BASIC                        $ 0.40       $ 0.41
                                                                                   ======       ======

                              NET INCOME PER SHARE - DILUTED                       $ 0.40       $ 0.41
                                                                                   ======       ======

     Weighted average number of shares outstanding - basic                          8,952        8,952
     Weighted average number of share equivalents                                      24           11
                                                                                   ------       ------
     Weighted average number of shares and equivalents outstanding - diluted        8,976        8,963
                                                                                   ======       ======


The accompanying notes are an integral part of these financial statements.




                           Page Three of Eleven Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                  MARCH 31,         DECEMBER 31,
ASSETS:                                                             1998                1997
                                                              ---------------    ----------------
                                                                (unaudited)

  REAL ESTATE INVESTMENTS:
   Buildings & improvements                                        $ 143,742        $ 143,600
   Accumulated depreciation                                          (31,242)         (30,280)
                                                                   ---------        ---------
                                                                     112,500          113,320
   Land                                                               20,255           20,255
   Reserve for investment losses                                        (106)             (89)
                                                                   ---------        ---------
                     Net Real Estate Investments                     132,649          133,486

OTHER ASSETS:
   Cash                                                                  494            1,238
   Bonus rent receivable from UHS                                        728              653
   Rent receivable from non-related parties                              152               80
   Investments in limited liability companies                         23,697           11,075
   Deferred charges and other assets, net                                185              223
                                                                   ---------        ---------
                                                                   $ 157,905        $ 146,755
                                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Bank borrowings                                                 $  52,500        $  41,200
   Note payable to UHS                                                 1,164            1,147
   Accrued interest                                                      195              217
   Accrued expenses & other liabilities                                1,133            1,130
   Tenant reserves, escrows, deposits and prepaid rental                 442              268
   Minority interest                                                     101              101

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                                --               --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1998 - 8,954,840
         1997 - 8,954,840                                                 90               90
   Capital in excess of par value                                    128,653          128,650
   Cumulative net income                                             115,690          112,121
   Cumulative dividends                                             (142,063)        (138,169)
                                                                   ---------        ---------
                      Total Shareholders' Equity                     102,370          102,692
                                                                  ----------        ---------
                                                                   $ 157,905        $ 146,755
                                                                   =========        =========


The accompanying notes are an integral part of these financial statements.



                            Page Four of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  3,569        $ 3,658
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                   967            925
            Amortization of interest rate cap                              31             31
            Provision for investment losses                                75             40
       Changes in assets and liabilities:
            Rent receivable                                              (147)          (133)
            Accrued expenses & other liabilities                            3             56
            Tenant escrows, deposits & deferred rents                     174             11
            Mortgage loan interest receivable                              --            (61)
            Accrued interest                                              (22)           186
            Deferred charges & other                                      (38)           (34)
                                                                     --------        -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,612          4,679
                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in limited liability companies                     (12,842)            --
       Acquisition of real property                                      (142)            (7)
       Cash distribution in excess of income from LLCs                    222             --
       Payments made for Construction in progress                          --           (561)
       Advances under construction note receivable                         --           (344)
       Repayments under mortgage note receivable                           --             86
                                                                     --------        -------
              NET CASH USED IN INVESTING ACTIVITIES                   (12,762)          (826)
                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings                                           11,300             --
       Repayments of long-term debt                                        --           (100)
       Dividends paid                                                  (3,894)        (3,806)
                                                                     --------        -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,406         (3,906)
                                                                     --------        -------

       Decrease in cash                                                  (744)           (53)
       Cash, beginning of period                                        1,238            137
                                                                     --------        -------
                       CASH, END OF PERIOD                           $    494        $    84
                                                                     ========        =======


--------------------------------------------------------------------------------------------
            Supplemental disclosures of cash flow information:
                          Interest paid                              $    717        $   493
--------------------------------------------------------------------------------------------


See accompanying notes to these condensed financial statements.



                            Page Five of Twelve Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

(1) GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

In February 1997, the Financial Accounts Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three months ended March 31, 1997 have been restated to conform to SFAS 128.

(2) RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 1998 and 1997, approximately 71% and 72%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 1998 and 1997:

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------

                                             1998             1997
                                         ----------       ----------
Base rental - UHS facilities             $3,433,000       $3,433,000
Base rental - Non-related parties         1,576,000        1,290,000
                                         ----------       ----------
   Total base rental                      5,009,000        4,723,000
                                         ----------       ----------

Bonus rental - UHS facilities               734,000          662,000
Bonus rental - Non-related parties          112,000          112,000
                                         ----------       ----------
   Total bonus rental                       846,000          774,000
                                         ----------       ----------

Interest - Non-related parties                2,000          203,000
                                         ----------       ----------
   Total revenues                        $5,857,000       $5,700,000
                                         ==========       ==========



                            Page Six of Twelve Pages

Certain of the Trust's facilities leased to subsidiaries of UHS have had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) of less than 1.5 times the rent payable to the Trust. For the twelve months ended March 31, 1998, two of the UHS facilities did not generate sufficient EBITDAR to cover the annual rent expense payable to the Trust. The leases on these facilities, which mature in 2001, generated 22% of the Trust's rental income for the twelve months ended March 31, 1998. One additional UHS facility had EBITDAR for the twelve month period ended March 31, 1998 which was less than 1.5 times the annual rent payable to the Trust. The lease on this facility, which matures in 2000, generated 5% of the Trust's rental income for the twelve month period ended March 31, 1998. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial lease terms. Representatives of UHS and the Trustees who are unaffiliated with UHS have commenced informal discussions regarding the terms under which UHS would be willing to extend the leases on those facilities with terms expiring in 1999 through 2003, some of which have had EBITDAR of less than 1.0 times the rent payable to the Trust. There is no assurance that an agreement will be reached or, if an agreement is reached, what terms will be agreed upon. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of March 31, 1998. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust. The Trust's officers and directors have received options to purchase shares of beneficial interest and associated dividend equivalent rights pursuant to the terms of a new plan which has been unanimously approved by the Trust's Board of Trustees and is contingent upon shareholder approval.

(3) DIVIDENDS

A dividend of $.435 per share or $3.9 million in the aggregate was declared by the Board of Trustees on March 5, 1998 and was paid on March 31, 1998 to shareholders of record as of March 16, 1998.

(4) ACQUISITIONS

During the first quarter of 1998 the Trust paid $9 million to acquire a 99% interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada. The medical office building which is located on the campus of Desert Springs Hospital is master leased by the limited liability company which owns the hospital and is guaranteed by Quorum Health Group, Inc.

Also during the quarter, the Trust paid $3.8 million for a 95% equity interest in a limited liability company that owns the Edwards Medical Plaza which is located in Phoenix, Arizona. This multi-tenant medical office building is located on the campus of the Good Samaritan Regional Medical Center.


                           Page Seven of Twelve Pages

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Trust has investments in twenty-eight facilities located in thirteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.435 per share or $3.9 million in the aggregate was paid on March 31, 1998. For the quarters ended March 31, 1998 and 1997, net income totaled $3.6 million and $3.7 million or $.40 and $.41 per share (basic & diluted), respectively.

Net revenues for the three month periods ended March 31, 1998 and 1997 were $5.9 million and $5.7 million, respectively. The $200,000 increase in net revenues during the 1998 first quarter as compared to the 1997 quarter was due primarily to an increase in base rentals from non-related parties due to the completion and occupancy during the third quarter of 1997 of the Cypresswood Professional Center, located in Houston, Texas in which the Trust has a 77% controlling equity interest.

Interest expense increased slightly in the first quarter of 1998 as compared to 1997 and depreciation and amortization expense increased $42,000 or 5% due primarily to the opening of the newly constructed Cypresswood Professional Center during the third quarter of 1997.

Other operating expenses increased $119,000 to $453,000 for the three months ended March 31, 1998 as compared to $334,000 for the three months ended March 31, 1997. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $231,000 for the three months ended March 31, 1998 and $188,000 for the three months ended March 31, 1997. The $43,000 increase was due primarily to the operating expenses on the Cypresswood Professional Center which was completed and opened during the third quarter of 1997. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income. Also included in the Trust's other operating expenses were the expenses related to the maintenance of Lake Shore Hospital which amounted to $75,000 and $140,000 for the three month periods ended March 31, 1998 and 1997, respectively.

Included in the Trust's financial results for the three months ended March 31, 1998 and 1997 was $148,000 and $212,000 of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona and Kentucky.


Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $4.8 million for the three months ended March 31, 1998 and $4.7 million for the three months ended March 31, 1997. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.


                           Page Eight of Twelve Pages

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.6 million for the three months ended March 31, 1998 and $4.7 million for the three months ended March 31, 1997.

During the first three months of 1998, the $4.6 million of cash generated from operating activities and the $11.3 million of additional borrowings were used primarily to: (i) purchase a 99% interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada ($9.0 million); (ii) purchase a 95% equity interest in a limited liability company that owns the Edwards Medical Plaza in Phoenix, Arizona ($3.8 million), and;
(iii) pay dividends ($3.9 million).

As of March 31, 1998 the Trust had approximately $14 million of unused borrowing capacity under the terms of its $70 million revolving credit agreement. This agreement matures on September 30, 2001 at which time all amounts then outstanding are required to be repaid.


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



                            Page Nine of Twelve Pages

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

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. For the three month periods ended March 31, 1998 and 1997, approximately 71% and 72%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. In 1997, UHS began establishing processes for evaluating and managing the risks and costs associated with this problem. These processes include arrangements with UHS's major outsourcing vendor to modify its computer system programming to allow for year 2000 processing capability. Such modifications are expected to be completed by the end of 1998. UHS also expects that certain medical and related equipment that cannot be made year 2000 compliant will need to be replaced, but does not expect the cost of such replacement to be material. Management of the Trust cannot estimate the magnitude of calendar year 2000 related issues on the operations of its non-related tenants and no estimates can be given on the potential adverse impact on the Trust's results of operations resulting from failure of its non-related tenants to adequately prepare for the year 2000.



                            Page Ten of Twelve Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         10.1  Bylaws of Universal Health Realty Income Trust as amended.

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


Date:  May 13, 1998                      UNIVERSAL HEALTH REALTY INCOME TRUST
                                         (Registrant)




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