Form 10-Q
period 1998-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1998-08-13
CIK 798783

                     =======================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (MARK ONE)
              (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common shares of beneficial interest outstanding at July 31, 1998 - 8,954,840



                           Page One of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
     Three and Six Months Ended -- June 30, 1998 and 1997 .................Three

Condensed Balance Sheets -- June 30, 1998
     and December 31, 1997..................................................Four

Condensed Statements of Cash Flows
     Six Months Ended June 30, 1998 and 1997................................Five

Notes to Condensed Financial Statements....................Six, Seven, and Eight

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................Nine, Ten, Eleven & Twelve

PART II.  OTHER INFORMATION AND SIGNATURE ...................Thirteen & Fourteen










                           Page Two of Fourteen Pages

                         PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         CONDENSED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                                                    THREE MONTHS                SIX MONTHS
                                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                                                ---------------------       ---------------------
                                                                                 1998          1997          1998          1997
                                                                                -------       -------       -------       -------
REVENUES (Note 2):
------------------

  Base rental - UHS facilities                                                  $ 3,444       $ 3,433       $ 6,877       $ 6,866
  Base rental - Non-related parties                                               1,576         1,337         3,152         2,627
  Bonus rental                                                                      771           788         1,617         1,562
  Interest                                                                            2           211             4           414
                                                                                -------       -------       -------       -------
                                                                                  5,793         5,769        11,650        11,469
                                                                                -------       -------       -------       -------

EXPENSES:
---------

  Depreciation & amortization                                                     1,017           920         1,984         1,845
  Interest expense                                                                  905           718         1,648         1,444
  Advisory fees to UHS                                                              290           274           563           543
  Other operating expenses                                                          457           329           910           663
                                                                                -------       -------       -------       -------
                                                                                  2,669         2,241         5,105         4,495
                                                                                -------       -------       -------       -------

  Income before equity in limited liability companies                             3,124         3,528         6,545         6,974

    Equity in income of limited liability companies                                 404            22           552           234

                                                                                -------       -------       -------       -------
                           NET INCOME                                           $ 3,528       $ 3,550       $ 7,097       $ 7,208
                                                                                =======       =======       =======       =======

                  NET INCOME PER SHARE - BASIC                                  $  0.39       $  0.40       $  0.79       $  0.81
                                                                                =======       =======       =======       =======

                 NET INCOME PER SHARE - DILUTED                                 $  0.39       $  0.40       $  0.79       $  0.80
                                                                                =======       =======       =======       =======

  Weighted average number of shares outstanding - basic                           8,952         8,952         8,952         8,952
  Weighted average number of share equivalents                                       22             8            23            10
                                                                                -------       -------       -------       -------
  Weighted average number of shares and equivalents outstanding - diluted         8,974         8,960         8,975         8,962
                                                                                =======       =======       =======       =======

The accompanying notes are an integral part of these financial statements.



                          Page Three of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)

                                                               JUNE 30,        DECEMBER 31,
ASSETS:                                                          1998             1997
                                                               ---------        ---------
                                                              (UNAUDITED)
REAL ESTATE INVESTMENTS:
   Buildings & improvements                                    $ 143,721        $ 143,600
   Accumulated depreciation                                      (32,207)         (30,280)
                                                               ---------        ---------
                                                                 111,514          113,320
   Land                                                           20,255           20,255
   Reserve for investment losses                                     (94)             (89)
                                                               ---------        ---------
           Net Real Estate Investments                           131,675          133,486

OTHER ASSETS:
   Cash                                                              505            1,238
   Bonus rent receivable from UHS                                    658              653
   Rent receivable from non-related parties                           90               80
   Investments in limited liability companies                     23,923           11,075
   Deferred charges and other assets, net                            185              223
                                                               ---------        ---------
                                                               $ 157,036        $ 146,755
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Bank borrowings                                             $  51,900        $  41,200
   Note payable to UHS                                             1,181            1,147
   Accrued interest                                                  228              217
   Accrued expenses & other liabilities                            1,188            1,130
   Tenant reserves, escrows, deposits and prepaid rental             430              268
   Minority interest                                                  98              101

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                             --               --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 1998 - 8,954,840
         1997 - 8,954,840                                             90               90
   Capital in excess of par value                                128,661          128,650
   Cumulative net income                                         119,218          112,121
   Cumulative dividends                                         (145,958)        (138,169)
                                                               ---------        ---------
            Total Shareholders' Equity                           102,011          102,692
                                                               ---------        ---------
                                                               $ 157,036        $ 146,755
                                                               =========        =========


See accompanying notes to these condensed financial statements.



                           Page Four of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                        (amounts in thousands, unaudited)


                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                   1998            1997
                                                              --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  7,097         $ 7,208
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation & amortization............................        1,984           1,845
     Amortization of interest rate cap......................           62              62
     Provision for investment losses........................          150              80
  Changes in assets and liabilities:
     Rent receivable........................................          (15)           (108)
     Accrued expenses & other liabilities...................           58              66
     Tenant escrows, deposits & deferred rents..............          162              46
     Accrued interest.......................................           11             (18)
     Deferred charges & other...............................         (186)           (170)
                                                                 --------         -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........        9,323           9,011
                                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in limited liability companies................      (13,328)         (1,926)
  Acquisition of real property..............................         (121)           (661)
  Cash distributions in excess of income from LLCs..........          482             222
  Payments made for construction in progress................           --          (1,833)
  Advances under construction note receivable...............           --          (1,571)
  Repayments under mortgage note receivable.................           --           6,457
                                                                 --------         -------
          NET CASH (USED IN) PROVIDED BY INVESTING
            ACTIVITIES......................................      (12,967)            688
                                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings.....................................       10,700              --
  Repayments of long-term debt..............................           --          (2,100)
  Dividends paid............................................       (7,789)         (7,609)
                                                                 --------         -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................        2,911          (9,709)
                                                                 --------         -------

  Decrease in cash..........................................         (733)            (10)
  Cash, beginning of period.................................        1,238             137
                                                                 --------         -------
          CASH, END OF PERIOD...............................     $    505         $   127
                                                                 ========         =======

Supplemental disclosures of cash flow information:
  Interest paid.............................................     $  1,541         $ 1,368





        See accompanying notes to these condensed financial statements.



                          Page Five of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)


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

In February 1997, the Financial Accounts Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three and six months ended June 30, 1997 have been restated to conform to SFAS 128.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 71% of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS") for the three and six month periods ended June 30, 1998 and 1997. UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 1998 and 1997:

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                             ----------------------              ----------------------

                                             1998              1997              1998              1997
                                             ----              ----              ----              ----
Base rental - UHS facilities             $ 3,444,000       $ 3,433,000       $ 6,877,000       $ 6,866,000
Base rental - Non-related parties          1,576,000         1,337,000         3,152,000         2,627,000
                                         -----------       -----------       -----------       -----------
      Total base rental                    5,020,000         4,770,000        10,029,000         9,493,000
                                         -----------       -----------       -----------       -----------

Bonus rental - UHS facilities                654,000           671,000         1,388,000         1,333,000
Bonus rental - Non-related parties           117,000           117,000           229,000           229,000
                                         -----------       -----------       -----------       -----------
       Total bonus rental                    771,000           788,000         1,617,000         1,562,000
                                         -----------       -----------       -----------       -----------

Interest - Non-related parties                 2,000           211,000             4,000           414,000
                                         -----------       -----------       -----------       -----------
       Total revenues                    $ 5,793,000       $ 5,769,000       $11,650,000       $11,469,000
                                         ===========       ===========       ===========       ===========


                           Page Six of Fourteen Pages

At the end of July, 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Regional Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases and these renewals remove the majority of the previously disclosed uncertainty regarding the lease renewals with subsidiaries of UHS. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center. The leases on the four renewed facilities represented 30% of the Trust's rental revenue for the twelve month period ended June 30, 1998. On a combined basis, these four facilities had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) for the twelve month period ended June 30, 1998 of 1.4 times the annual rent payable to the Trust (ranging from 0.9 to 2.7). The remaining UHS facilities, including McAllen Medical Center, had a combined EBITDAR for the twelve month period ended June 30, 1998 of 7.7 times the annual rent payable to the Trust (ranging from 1.0 to 8.7). The lease on the UHS facility which had EBITDAR for the twelve month period ended June 30, 1998 of 1.0 times the rent payable to the Trust, expires in 2000 and represented approximately 5% of the Trust's rental revenue for the twelve month period ended June 30, 1998. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial term or first five-year renewal term.

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of June 30, 1998. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust. The Trust's officers and directors have received options to purchase shares of beneficial interest and associated dividend equivalent rights pursuant to the terms of a new plan which has been unanimously approved by the Trust's Board of Trustees and approved by the shareholders.

(3)  DIVIDENDS

A dividend of $.435 per share or $3.9 million in the aggregate was declared by the Board of Trustees on June 2, 1998 and was paid on June 30, 1998 to shareholders of record as of June 15, 1998.

(4)  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.


                          Page Seven of Fourteen Pages

Statement 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and at the company's election, before January 1, 1998).

The Trust has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase the volatility in earnings and other comprehensive income.


                          Page Eight of Fourteen Pages

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

The second quarter dividend of $.435 per share or $3.9 million in the aggregate was paid on June 30, 1998.

For the quarters ended June 30, 1998 and 1997, net income totaled $3,528,000 and $3,550,000 or $.39 and $.40 per share (basic and diluted), on net revenues of $5,793,000 and $5,769,000, respectively. For the six months ended June 30, 1998 and 1997, net income totaled $7,097,000 and $7,208,000 or $.79 and $.80 per share, diluted, and $.79 and $.81 per share, basic, on net revenues of $11,650,000 and $11,469,000, respectively. The $24,000 increase in net revenues during the 1998 second quarter as compared to the 1997 comparable quarter was due primarily to a $239,000 increase in base rentals from non-related parties offset by a $209,000 decrease in interest income. The increase in the base rentals from non-related parties was due to the completion and occupancy during the third quarter of 1997 of the Cypresswood Professional Center located in Houston, Texas, in which the Trust has a 77% controlling equity interest. The $181,000 increase in net revenue for the six months ended June 30, 1998 over the comparable prior year period was due primarily to a $525,000 increase in base rentals from non-related parties due to the completion of the Cypresswood Professional Center and a $55,000 increase in bonus rental income partially offset by a $410,000 decrease in interest income due primarily to a mortgage loan receivable which was fully repaid in June, 1997.

Interest expense increased $187,000 or 26% for the three months ended June 30, 1998 and increased $204,000 or 14% for the six months ended June 30, 1998 as compared to the comparable prior year periods. The increases in interest expense are due primarily to increased borrowings used to finance two new investments in the first quarter of 1998, and the opening of the newly constructed Cypresswood Professional Center during the third quarter of 1997.

Depreciation and amortization expense increased $97,000 or 11% for the three months ended June 30, 1998 and $139,000 or 8% for the six months ended June 30, 1998 over the comparable prior year periods. The increases were due primarily to the opening of the newly constructed Cypresswood Professional Center during the third quarter of 1997, as well as $45,000 of amortization expense recorded during the second quarter of 1998 to write-off the remaining financing costs related to the Trust's old revolving credit agreement which was terminated and replaced with a new revolving credit facility.

Other operating expenses increased $128,000 or 39% during the second quarter of 1998 and increased $247,000 or 37% during the 1998 six month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $232,000 and $176,000 for the three month periods ended June 30, 1998 and 1997, respectively, and $463,000 and $357,000 for the six month periods ended June 30, 1998 and 1997, respectively. The $56,000 increase for the three months ended June 30, 1998 and the $106,000


                           Page Nine of Fourteen Pages
increase for the six months ended June 30, 1998 was due primarily to the operating expenses on the Cypresswood Professional Center which was completed and opened during the third quarter of 1997. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income. Also included in the Trust's other operating expenses were $75,000 and $40,000 for the three months ended June 30, 1998 and 1997, respectively, and $150,000 and $80,000 for the six months ended June 30, 1998 and 1997, respectively, of expenses related to the maintenance of Lake Shore Hospital.

Included in the Trust's financial results was $404,000 and $22,000 for the three months ended June 30, 1998 and 1997 and $552,000 and $234,000 for the six months ended June 30, 1998 and 1997, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, Kentucky and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $4.9 million and $5.0 million for the three months ended June 30, 1998 and 1997 and $9.8 million and $9.5 million for the six months ended June 30, 1998 and 1997, respectively. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.3 million for the six months ended June 30, 1998 and $9.0 million for the six months ended June 30, 1997.

During the first six months of 1998, the $9.3 million of cash generated from operating activities and the $10.7 million of additional borrowings were used primarily to: (i) purchase a 99% interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada ($9.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns the Edwards Medical Plaza in Phoenix, Arizona ($3.8 million), and;
(iii) pay dividends ($7.8 million).

During the first six months of 1997, the $9.0 million of net cash provided by operating activities and the $6.7 million of cash received for the repayment under a mortgage note receivable were primarily used to: (i) pay dividends ($7.6 million); (ii) finance construction on two new medical office buildings which are owned by limited liability companies and limited partnerships in which the Trust owns an equity interest ($3.4 million); (iii) repay long-term debt ($2.1 million); (iv) purchase a 75% equity interest in a limited liability company ($1.9 million), and ; (v) acquire additional property ($661,00).

During the second quarter of 1998, the Trust replaced its existing revolving credit agreement with a new revolving credit agreement. The agreement provides for $80 million of borrowing capacity. During the term of the agreement, the Trust has the option to request an increase in the


                           Page Ten of Fourteen Pages
borrowing capacity to $100 million. The agreement provides for interest at the Trust's option at LIBOR plus .5% to 1.125% or certificate of deposit rate plus
 .625% to 1.125%. A fee ranging from .175% to .375% is required on the unused portion of the commitments. As of June 30, 1998, the Trust had approximately $25 million of unused borrowing capacity. The agreement matures on June 24, 2003, at which time all amounts then outstanding are required to be repaid.

GENERAL

At the end of July, 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Regional Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases and these renewals remove the majority of the previously disclosed uncertainty regarding the lease renewals with subsidiaries of UHS. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center. The leases on the four renewed facilities represented 30% of the Trust's rental revenue for the twelve month period ended June 30, 1998. On a combined basis, these four facilities had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) for the twelve month period ended June 30, 1998 of 1.4 times the annual rent payable to the Trust (ranging from 0.9 to 2.7). The remaining UHS facilities, including McAllen Medical Center, had a combined EBITDAR for the twelve month period ended June 30, 1998 of 7.7 times the annual rent payable to the Trust (ranging from 1.0 to 8.7). The lease on the UHS facility which had EBITDAR for the twelve month period ended June 30, 1998 of 1.0 times the rent payable to the Trust, expires in 2000 and represented approximately 5% of the Trust's rental revenue for the twelve month period ended June 30, 1998. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial term or first five-year renewal term.

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 71% of the Trust's revenues for the six month periods ended June 30, 1998 and 1997 were earned under the terms of the leases with wholly-owned subsidiaries of UHS. UHS has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. UHS does not expect the cost associated with addressing Year 2000 related problems to be material. However, measurement of the costs has not been completed by UHS. UHS presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of UHS. Furthermore, UHS has initiated formal communications with its significant suppliers and large payors to determine the extent to which UHS's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies, on which UHS's systems rely, will be timely converted and would not have a material adverse effect on UHS's operations. Management of the Trust cannot estimate the potential adverse impact on the Trust's results of operations resulting from


                          Page Eleven of Fourteen Pages
failure of its UHS or non-related party tenants or from their significant suppliers and large payors to adequately prepare for the Year 2000.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS") and that a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                          Page Twelve of Fourteen Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust (the "Trust") at the Annual Meeting of Shareholders on June 2, 1998.

(b) Not applicable.

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust's shareholders, were approved by the votes indicated:

Adoption of the Trust's 1997 Incentive Plan:

Votes cast in favor                 7,635,955
Votes cast against                    512,368
Votes abstained                       149,595
Broker non-votes                            0

Election by holders of Trust shares of two Class III Trustees

                                Kirk E. Gorman    Michael R. Walker
                                --------------    -----------------

Votes cast in favor                8,228,632          8,228,592
Votes withheld                        69,287             69,327

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 REVOLVING CREDIT AGREEMENT as of June 24, 1998 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406 (the "Company"), (ii) THE FINANCIAL INSTITUTIONS LISTED ON SCHEDULE 1 HERETO (individually a "Bank" and collectively the "Banks") and (iii) FIRST UNION NATIONAL BANK, as successor by merger to CoreStates Bank, N.A., as administrative agent for the Banks (the "Agent").

     27.  Financial Data Schedule

All other items of this report are inapplicable.



                         Page Thirteen of Fourteen Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1998                 UNIVERSAL HEALTH REALTY INCOME TRUST
                                       (Registrant)



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





                         Page Fourteen of Fourteen Pages