Form 10-Q
period 1998-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1998-11-12
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (MARK ONE)
             ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of common shares of beneficial interest outstanding at October 31, 1998 - 8,954,840



                           Page One of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                           PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
     Three and Nine Months Ended -- September 30, 1998 and 1997..................  Three

Condensed Balance Sheets -- September 30, 1998
     and December 31, 1997.......................................................  Four

Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1998 and 1997...............................  Five

Notes to Condensed Financial Statements..........................................  Six, Seven, and Eight

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................................  Nine, Ten, Eleven & Twelve

PART II.  OTHER INFORMATION AND SIGNATURE .......................................  Thirteen & Fourteen





                           Page Two of Fourteen Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                               THREE MONTHS          NINE MONTHS
                                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                             1998       1997       1998       1997
                                                                             -----      -----      -----      -----
Revenues (Note 2):
     Base rental - UHS facilities                                           $3,443    $ 3,432    $10,320    $10,298
     Base rental - Non-related parties                                       1,597      1,437      4,749      4,064
     Bonus rental                                                              652        617      2,269      2,179
     Interest                                                                    2         74          6        488
                                                                            ------    -------    -------    -------
                                                                             5,694      5,560     17,344     17,029
                                                                            ------    -------    -------    -------


EXPENSES:

 Depreciation & amortization                                                   962        961      2,946      2,806
 Interest expense                                                              892        702      2,540      2,146
 Advisory fees to UHS                                                          291        276        854        819
 Other operating expenses                                                      485        357      1,395      1,020
                                                                            ------    -------    -------    -------
                                                                             2,630      2,296      7,735      6,791
                                                                            ------    -------    -------    -------

     Income before equity in limited liability companies                     3,064      3,264      9,609     10,238

       Equity in income of limited liability companies                         407         78        959        312
                                                                            ------    -------    -------    -------

                                     NET INCOME                             $3,471    $ 3,342    $10,568    $10,550
                                                                            ======    =======    =======    =======


                            NET INCOME PER SHARE - BASIC                    $ 0.39    $  0.37    $  1.18    $  1.18
                                                                            ======    =======    =======    =======

                           NET INCOME PER SHARE - DILUTED                   $ 0.39    $  0.37    $  1.18    $  1.18
                                                                            ======    =======    =======    =======

 Weighted average number of shares outstanding - basic                       8,952      8,952      8,952      8,952
 Weighted average number of share equivalents                                   18         23         21         14
                                                                            ------    -------    -------    -------
 Weighted average number of shares and equivalents outstanding - diluted     8,970      8,975      8,973      8,966
                                                                            ======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.





                          Page Three of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                              SEPTEMBER 30,  DECEMBER 31,
ASSETS:                                                          1998           1997
                                                               ---------      ---------
                                                              (unaudited)
REAL ESTATE INVESTMENTS
       Buildings & improvements                                 $ 142,870     $ 143,600
       Accumulated depreciation                                   (33,065)      (30,280)
                                                                ---------     ---------
                                                                  109,805       113,320
       Land                                                        21,009        20,255
       Reserve for investment losses                                 (138)          (89)
                                                                ---------     ---------
                       Net Real Estate Investments                130,676       133,486

OTHER ASSETS:
       Cash                                                           490         1,238
       Bonus rent receivable from UHS                                 650           653
       Rent receivable from non-related parties                         8            80
       Investments in limited liability companies                  23,644        11,075
       Deferred charges and other assets, net                         167           223
                                                                ---------     ---------
                                                                $ 155,635     $ 146,755
                                                                =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
       Bank borrowings                                          $  50,800     $  41,200
       Note payable to UHS                                          1,198         1,147
       Accrued interest                                               322           217
       Accrued expenses & other liabilities                         1,220         1,130
       Tenant reserves, escrows, deposits and prepaid rental          460           268
       Minority interest                                               90           101

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
       Preferred shares of beneficial interest,
             $.01 par value; 5,000,000 shares authorized;
             none outstanding                                          --            --
       Common shares, $.01 par value;
             95,000,000 shares authorized; issued
             and outstanding: 1998 - 8,954,840
             1997 - 8,954,840                                          90            90
       Capital in excess of par value                             128,668       128,650
       Cumulative net income                                      122,686       112,121
       Cumulative dividends                                      (149,899)     (138,169)
                                                                ---------     ---------
                        Total Shareholders' Equity                101,545       102,692
                                                                ---------     ---------
                                                                $ 155,635     $ 146,755
                                                                =========     =========

See accompanying notes to these condensed financial statements.

                           Page Four of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                       1998             1997
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $ 10,568        $ 10,550
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                 2,946           2,806
            Amortization of interest rate cap                              93              93
       Changes in assets and liabilities:
            Rent receivable                                                75             (72)
            Accrued expenses & other liabilities                           90             192
            Tenant escrows, deposits & deferred rents                     192               9
            Accrued interest                                              105              10
            Deferred charges & other                                        3             (45)
                                                                     --------        --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                14,072          13,543
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in limited liability companies                     (13,329)         (1,926)
       Acquisition of real property                                      (121)         (1,358)
       Cash distributions in excess of income from LLCs                   760             405
       Payments made for construction in progress                          --          (2,466)
       Advances under construction note receivable                         --          (3,535)
       Repayments under mortgage note receivable                           --           6,457
                                                                     --------        --------
              NET CASH USED IN INVESTING ACTIVITIES                   (12,690)         (2,423)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings                                            9,600             300
       Dividends paid                                                 (11,730)        (11,414)
                                                                     --------        --------
        NET CASH USED IN FINANCING ACTIVITIES                          (2,130)        (11,114)
                                                                     --------        --------

       (Decrease) Increase  in cash                                      (748)              6
       Cash, beginning of period                                        1,238             137
                                                                     --------        --------
                 CASH, END OF PERIOD                                 $    490        $    143
                                                                     ========        ========

===============================================================================================

         Supplemental disclosures of cash flow information:
              Interest paid                                          $  2,291        $  1,994

===============================================================================================


See accompanying notes to these condensed financial statements.




                          Page Five of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

In February 1997, the Financial Accounts Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three and nine months ended September 30, 1997 have been restated to conform to SFAS 128.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 72% and 73% for the three month periods ended September 30, 1998 and 1997 and 71% and 72% for the nine month periods ended September 30, 1998 and 1997, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 1998 and 1997:

                                              THREE MONTHS             NINE MONTHS ENDED
                                          ENDED SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------------    --------------------------
                                         1998          1997           1998           1997
                                      ----------    ----------    -----------    -----------
Base rental - UHS facilities          $3,443,000    $3,432,000    $10,320,000    $10,298,000
Base rental - Non-related parties      1,597,000     1,437,000      4,749,000      4,064,000
                                      ----------    ----------    -----------    -----------

      Total base rental                5,040,000     4,869,000    $15,069,000     14,362,000
                                      ----------    ----------    -----------    -----------

Bonus rental - UHS facilities            652,000       617,000      2,040,000      1,950,000
Bonus rental - Non-related parties             0             0        229,000        229,000
                                      ----------    ----------    -----------    -----------

       Total bonus rental                652,000       617,000      2,269,000      2,179,000
                                      ----------    ----------    -----------    -----------

Interest - Non-related parties             2,000        74,000          6,000        488,000
                                      ----------    ----------    -----------    -----------
       Total revenues                 $5,694,000    $5,560,000    $17,344,000    $17,029,000
                                      ==========    ==========    ===========    ===========

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

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of September 30, 1998. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS and receive no cash compensation from the Trust. The Trust's officers and directors have received options to purchase shares of beneficial interest and associated dividend equivalent rights pursuant to the terms of a plan which has been unanimously approved by the Trust's Board of Trustees and approved by the shareholders.

(3)  DIVIDENDS

A dividend of $.44 per share or $3.9 million in the aggregate was declared by the Board of Trustees on September 2, 1998 and was paid on September 30, 1998 to shareholders of record as of September 16, 1998.

(4)  SUBSEQUENT EVENTS

During October 1998, the Trust paid $4.8 million for a 95% interest in a limited liability company that owns the Pacifica Palms Medical Plaza. The Pacifica Palms Medical Plaza is a multi-tenant medical office building located on the campus of the Torrance Memorial Medical Center in Torrance, California.

(5) NEW ACCOUNTING PRONOUNCEMENT

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




                          Page Seven of Fourteen Pages

Statement 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to: (a) derivative instruments, and; (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and at the company's election, before January 1, 1998).

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



                          Page Eight of Fourteen Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Trust has investments in twenty-nine facilities located in thirteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The third quarter dividend of $.44 per share or $3.9 million in the aggregate was paid on September 30, 1998.

For the quarters ended September 30, 1998 and 1997, net income totaled $3,471,000 and $3,342,000 or $.39 and $.37 per share (basic and diluted), on net revenues of $5,694,000 and $5,560,000, respectively. For the nine months ended September 30, 1998 and 1997, net income totaled $10,568,000 and $10,550,000 or
$1.18 per share (basic and diluted), for both nine month periods on net revenues of $17,344,000 and $17,029,000, respectively. The $134,000 increase in net revenues during the 1998 third quarter as compared to the 1997 quarter was due primarily to a $160,000 increase in base rentals from non-related parties, and a $35,000 increase in bonus rental from UHS facilities, partially offset by a $72,000 decrease in interest income due to the repayment of a construction loan receivable in December, 1997. The $315,000 increase in net revenue for the nine months ended September 30, 1998, over the comparable prior year period, was due primarily to a $685,000 increase in base rentals from non-related parties (due primarily to the completion of the Cypresswood Professional Center), and a $90,000 increase in bonus rental income from UHS facilities. These favorable changes were partially offset by a $482,000 decrease in interest income due to a mortgage loan receivable which was fully repaid in June, 1997 and a construction loan receivable which was repaid in December, 1997.

Interest expense increased $190,000 or 27% for the three months ended September 30, 1998 and increased $394,000 or 18% for the nine months ended September 30, 1998, as compared to the comparable prior year periods. The increases in interest expense are due primarily to increased borrowings used to finance two new investments in the first quarter of 1998, and the opening of the newly constructed Cypresswood Professional Center during the third quarter of 1997.

Depreciation and amortization expense was unchanged for the three months ended September 30, 1998 compared to the comparable prior year period, and increased $140,000 or 5% for the nine months ended September 30, 1998 over the comparable prior year periods due primarily to the opening of the newly constructed Cypresswood Professional Center during the third quarter of 1997.

Other operating expenses increased $128,000 or 36% during the third quarter of 1998 and increased $375,000 or 37% during the 1998 nine month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $269,000 and $196,000 for the three month periods ended September 30, 1998 and 1997, respectively, and $731,000 and $569,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The $73,000 increase for the three months ended September 30, 1998 and the $162,000 increase for the nine months ended September 30, 1998 was due primarily to the operating expenses on the Cypresswood Professional Center on which construction was

                           Page Nine of Fourteen Pages
completed during the third quarter of 1997. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income. Also included in the Trust's other operating expenses were $75,000 and $40,000 for the three months ended September 30, 1998 and 1997, respectively, and $225,000 and $120,000 for the nine months ended September 30, 1998 and 1997, respectively, of expenses related to the maintenance of Lake Shore Hospital.

Included in the Trust's financial results was $407,000 and $78,000 for the three months ended September 30, 1998 and 1997 and $959,000 and $312,000 for the nine months ended September 30, 1998 and 1997, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, Kentucky and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, increased 8% to $4.9 million for the three months ended September 30, 1998, as compared to $4.6 million in the comparable prior year quarter. For the nine months ended September 30, 1998, FFO increased 4% to $14.7 million as compared to $14.1 million for the nine month period ended September 30, 1997. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.1 million for the nine months ended September 30, 1998 and $13.5 million for the nine months ended September 30, 1997.

During the first nine months of 1998, the $14.1 million of cash generated from operating activities, the $760,000 of cash distributions in excess of income from LLCs and the $9.6 million of additional borrowings were used primarily to:
(i) purchase a 99% interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada ($9.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns the Edwards Medical Plaza in Phoenix, Arizona ($3.8 million), and; (iii) pay dividends ($11.7 million).

During the first nine months of 1997, the $13.5 million of cash generated from operating activities and the $6.5 million of cash received for the repayment under a mortgage note receivable was primarily used to: (i) pay dividends ($11.4 million); (ii) finance construction on two new medical office buildings which are owned by limited liability companies and limited partnerships in which the Trust owns an equity interest ($6.0 million); (iii) purchase a 75% equity interest in a limited liability company ($1.9 million), and; (iv) acquire additional properties ($1.4 million).

As of September 30, 1998, the Trust had approximately $26 million of unused borrowing capacity under the terms of its $80 million revolving credit agreement. The agreement matures on June 24, 2003, at which time all amounts then outstanding are required to be repaid. During the term of the agreement, the Trust has the option to request an increase in the borrowing capacity to $100 million.

                           Page Ten of Fourteen Pages

YEAR 2000 ISSUE

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 71% and 72% of the Trust's revenues for the nine month periods ended September 30, 1998 and 1997, respectively, were earned under the terms of the leases with wholly-owned subsidiaries of UHS. UHS has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software & hardware, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems) and certain computer aided medical equipment affected by Year 2000 issues. The solutions either involve replacement or repair of affected software, hardware and equipment. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to UHS's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. UHS presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of UHS and on UHS's ability to meet its obligations under the terms of its leases with the Trust.

Furthermore, UHS relies heavily on third parties in operating its business. UHS is relying on software, hardware (including the Company's major outsourcing vendor which provides the financial and clinical applications for the majority of UHS's acute care facilities), and other equipment vendors to verify Year 2000 compliance of their products. UHS also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical supplies and pharmaceuticals used in patient care, and; providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, UHS intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 issue. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on UHS's results of operations and on its ability to provide health care services and on UHS's ability to meet its obligations to the Trust.

During the third quarter of 1998, the Trust conducted a Year 2000 survey of its non-related tenants and based on the responses received, these tenants do not expect Year 2000 related issues to have a material impact on their operations. However, management of the Trust cannot estimate the potential adverse impact on the Trust's results of operations resulting from failure of its UHS or non-related party tenants or from their significant suppliers and large payors to adequately prepare for the Year 2000.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause

                          Page Eleven of Fourteen Pages
the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the fact that a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to pressure from government reimbursement programs and other third party payors; the Trust's ability to finance growth on favorable terms; the impact of Year 2000 issues, and; other factors referenced in the Trust's 1997 10-K or herein. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.




                          Page Twelve of Fourteen Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         10.1 Amendment No.1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and Inland Valley Regional Medical Center, Inc., a California Corporation ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee.

         10.2 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee.

         27.      Financial Data Schedule


All other items of this report are inapplicable.




                         Page Thirteen of Fourteen Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1998                UNIVERSAL HEALTH REALTY INCOME TRUST
                                                      (Registrant)




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