Form 10-K
period 1998-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1999-03-30
CIK 798783

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
                |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
              | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from ___________ to
                                  _____________
                           Commission File No. 1-9321

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

                    Yes   [x]               No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Aggregate market value of voting shares held by non-affiliates as of January 31, 1999: $168,231,750.
Number of shares of beneficial interest outstanding of registrant as of January 31, 1999: 8,955,465.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (incorporated by reference under Part III).

                                     PART I

         Item 1. BUSINESS

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1998, the Trust had investments in thirty-one facilities located in fourteen states consisting of the following:

               Facility Name                        Location              Type of Facility                       Guarantor
--------------------------------------------- ----- --------------------- ------------------------ --------------------------------
Chalmette Medical Center                      (A)   Chalmette, LA         Acute Care               Universal Health Services, Inc.
Virtue Street Pavilion                        (A)   Chalmette, LA         Rehabilitation           Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.           (A)   Wildomar, CA          Acute Care               Universal Health Services, Inc.
McAllen Medical Center                        (A)   McAllen, TX           Acute Care               Universal Health Services, Inc.
Meridell Achievement Center                   (A)   Austin, TX            Behavioral Health        Universal Health Services, Inc.
The Bridgeway                                 (A)   N.Little Rock, AR     Behavioral Health        Universal Health Services, Inc.
Wellington Regional Medical Center            (A)   W.Palm Beach, FL      Acute Care               Universal Health Services, Inc.
Vencor Hospital - Chicago                     (B)   Chicago, IL           Sub-Acute Care           Vencor, Inc.
Tri-State Rehabilitation Hospital             (B)   Evansville, IN        Rehabilitation           HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza                  (B)   Fresno, CA            Medical Office Bldg.                      ---
Family Doctor's Medical Office Bldg.          (B)   Shreveport, LA        Medical Office Bldg.     Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing       (B)   Kingwood, TX          Medical Office Bldg.     Caremark International, Inc.
Professional Bldgs. at Kings Crossing         (B)   Kingwood, TX          Medical Office Bldg.                      ---
Chesterbrook Academy                          (B)   Audubon, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                      (B)   New Britain, PA       Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                      (B)   Newtown, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Carefree Learning Center                      (B)   Uwchlan, PA           Preschool & Childcare    Nobel Education Dynamics & Subs.
Southern Crescent Center                      (B)   Riverdale, GA         Medical Office Bldg.                      ---
Desert Samaritan Hospital MOBs                (C)   Phoenix, AZ           Medical Office Bldg.                      ---
Suburban Medical Center MOBs                  (D)   Louisville, KY        Medical Office Bldg.                      ---
Maryvale Samaritan Hospital MOBs              (E)   Phoenix, AZ           Medical Office Bldg.                      ---
Desert Valley Medical Center MOB              (F)   Phoenix, AZ           Medical Office Bldg.                      ---
Thunderbird Paseo Medical Plaza               (G)   Glendale, AZ          Medical Office Bldg.                      ---
Cypresswood Professional Center               (H)   Houston, TX           Medical Office Bldg.                      ---
Samaritan West Valley Medical Ctr.            (I)   Goodyear, AZ          MOB, Imaging Ctr.                         ---
Edwards Medical Plaza                         (F)   Phoenix, AZ           Medical Office Bldg.                      ---
Desert Springs Medical Plaza                  (J)   Las Vegas, NV         Medical Office Bldg.     Quorum Health Group, Inc.
Pacifica Palms Medical Plaza                  (F)   Torrance, CA          Medical Office Bldg.                      ---
St. Jude Heritage Health Complex              (K)   Fullerton, CA         Medical Office Bldg.                      ---
Rio Rancho Medical Center                     (L)   Rio Rancho, NM        Medical Office Bldg.                      ---
Lake Shore Hospital                           (M)   Manchester, NH        Unoccupied                                ---

     (A)  Leased to subsidiaries of Universal Health Services, Inc.
     (B) Real estate assets owned by the Trust and leased to an unaffiliated third-party or parties.
     (C) The Trust has a 61% equity interest in a limited liability company ("LLC") which owns the real estate assets of this facility.
     (D) The Trust has a 33% equity interest in a LLC which owns the real estate assets of this facility on which construction was completed during the third quarter of 1996. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the third-party lending institution that provided financing which matures in May, 1999.
     (E) The Trust has a 60% interest in a LLC which owns the real estate assets of this facility.
     (F) The Trust has a 95% equity interest in a LLC which owns the real estate assets of this facility.
     (G) The Trust has a 75% equity interest in a LLC which owns the real estate assets of this facility.
     (H) The Trust has provided financing, which matures in August, 2002, to a limited partnership in which the Trust owns a 77% controlling interest. Construction on this facility was completed on a substantial portion of the building and the facility was opened during the third quarter of 1997. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership.
     (I) The Trust has a 89% equity interest in a LLC which owns the real estate assets of this facility. Construction was completed and the facility opened during the fourth quarter of 1997.

     (J) The Trust has a 99% equity interest in a LLC which owns the real estate assets of this facility.
     (K) The Trust has a 48% equity interest in a LLC which owns the real estate assets of this facility.
     (L) The Trust has a 80% equity interest in a LLC which owns the real estate assets of this facility.
     (M) The Trust received free and clear title to the real estate assets of Lake Shore Hospital during 1995. The Trust continues to market this facility to third parties interested in purchasing or leasing the real estate assets.

         In this Annual Report on Form 10-K, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

         As of December 31, 1998, the Trust has invested an aggregate of $202 million in various real estate assets, mortgage loans, construction loans and limited liability companies and limited partnerships which own real estate assets. Included in the Trust's portfolio is ownership of nine hospital facilities (aggregate investment of $136 million) which contain an aggregate of 1,279 licensed beds. The leases with respect to such facilities comprised 81% of the Trust's 1998 revenues, have fixed terms with an average of 5.2 years remaining and provide for renewal options for up to six five-year terms. During 1998, wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS")
         exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to Vencor Hospital - Chicago, additional rents are payable based upon a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts. The lessees have rights of first refusal to purchase the facilities exercisable during and in most cases for 180 days after the expiration of the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facility's fair market value. Subsequent to December 31, 1998, the lease on Tri-State Rehabilitation Hospital was amended and renewed for a five-year term commencing June 1, 1999 and ending May 31, 2004. Pursuant to the terms of the lease, as amended, the minimum rent has been increased and the additional rent provision has been eliminated.

         For the hospital facilities owned by the Trust, the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) (excluding a favorable prior year net revenue adjustment recorded during 1996 at one of the Trust's facilities) to minimum rent plus additional rent payable to the Trust was approximately 5.1, 4.7 and 5.0 for the years ended December 31, 1998, 1997 and 1996, respectively. The coverage ratio for individual facilities varies (see "Relationship to Universal Health Services, Inc.").

         Pursuant to the terms of the leases with subsidiaries of UHS, UHS is responsible for building operations, maintenance and renovations required at the seven hospital facilities leased from the Trust. For the Trust's multi-tenant medical office buildings, cash reserves have been established to fund required building maintenance and renovations. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insured and believes the leased properties are adequately insured.

         Relationship to Universal Health Services, Inc.

         Leases. As of December 31, 1998, subsidiaries of UHS leased seven of the nine hospital facilities owned by the Trust with terms expiring in 2000 through 2006. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six five-year periods. These leases accounted for 75% of the total revenue of the Trust for the five years ended December 31, 1998 (72% for the three years ended December 31, 1998).

         During the third quarter of 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Regional Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases and these renewals remove the majority of the previously disclosed uncertainty regarding the lease renewals with subsidiaries of UHS. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center. The leases on the four renewed facilities represented 30% of the Trust's rental revenue for the twelve month period ended December 31, 1998. On a combined basis, these four facilities had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) for the twelve month period ended December 31, 1998 of 1.8 times the annual rent payable to the Trust (ranging from 1.2 to 3.0). The remaining UHS facilities, including McAllen Medical Center, had a combined EBITDAR for the twelve month period ended December 31, 1998 of 7.7 times the annual rent payable to the Trust (ranging from 1.1 to 8.6). The lease on one UHS facility, which had EBITDAR for the twelve month period ended December 31, 1998 of 1.1 times the rent payable to the Trust, expires in 2000 and represented approximately 5% of the Trust's rental revenue for the twelve month period ended December 31, 1998. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial term or first five-year renewal term.

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

         Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility's then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As noted below, transactions with UHS must be approved by a majority of the Trustees who are unaffiliated with UHS (the
         "Independent Trustees"). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect the Trust's ability to sell or lease a facility, and may present a potential conflict of interest between the Trust and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

         Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1999. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1998, 1997 and 1996. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

         Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 1998, UHS owned 8% of the outstanding shares of beneficial interest.

         Competition

         The Trust believes that it is one of twelve publicly traded real estate investment trusts (REITs) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

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

         The Trust's hospital facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. In response to increased pressure on revenues, the Trust's hospital facilities continue to implement cost control programs including more efficient staffing standards and re-engineering of services. Pressure on operating margins is expected to continue due to, among other things, the changes in Medicare payments mandated by the Balanced Budget Act of 1997 which became effective October 1, 1997 and the industry-wide trend towards managed care which limits the ability of the Trust's hospital facilities to increase their prices.

         Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust's facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust's hospital facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its hospital facilities to continue to experience increased competition, admission constraints and payor pressures.

         The Trust anticipates investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

         Regulation

         The Medicare program reimburses the operators of the Trust's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. The Balanced Budget Act calls for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for the reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. It is likely that future budgets will contain further reductions in the rate of increase of Medicare and Medicaid spending, as evidence by the Clinton Administration's proposed fiscal year 2000 budget which includes a proposal to freeze Medicare hospital payment rates. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, operators of the Trust's hospitals can not completely estimate the resulting impact on their future results of operations. While the Trust is unable to predict whether this most recent proposal, or any other future health reform legislation, will ultimately be enacted at the federal or state level, the Trust expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

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

                      Executive Officers of the Registrant

               The executive officers of the Trust are as follows:

                Name                                        Age          Position
                Alan B. Miller                              61           Chairman of the Board and
                                                                         Chief Executive Officer

                Kirk E. Gorman                              48           President, Chief Financial
                                                                         Officer, Secretary and Trustee

                Charles F. Boyle                            39           Vice President
                                                                         and Controller

                Cheryl K. Ramagano                          36           Vice President and
                                                                         Treasurer

                Timothy J. Fowler                           43           Vice President, Acquisition
                                                                         and Development

         Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a director of CDI Corp., Genesis Health Ventures and Penn Mutual Life Insurance Company.

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

         Mr. Charles F. Boyle was elected Vice President and Controller of the Trust in June, 1991. Mr. Boyle was promoted to Assistant Vice President
         - Corporate Accounting of UHS in 1994 and served as its Director of Corporate Accounting since 1989.

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

         The Trust's officers are all employees of UHS and as of December 31, 1998, the Trust had no salaried employees and paid no cash compensation. In 1999, the Trustees awarded a $50,000 bonus to Mr. Kirk
         E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. UHS agreed to a $50,000 reduction in the 1999 advisory fee paid by the Trust.

Item 2. Properties

The following table shows the Trust's investments in hospital facilities leased to Universal Health Services, Inc. and other non-related parties. The table on the next page provides information related to various properties in which the Trust has significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

                                                           Number of                                              Lease Term
                                                           available                                   -----------------------------
                                                             beds @       Average Occupancy (1)           Minimum   End of
                                              Type of   ------------------------------------------                 initial   Renewal
Hospital Facility Name and Location          facility      12/31/98  1998  1997  1996  1995  1994         rent   or renewed   term
                                                                                                                    term     (years)
-----------------------------------------------------------------------------------------------------------------------------------

Chalmette Medical Centers
     Virtue Street Pavilion (3)              Rehabilitation     45    63%   64%   61%   57%   92%      $1,261,000     2004       25
     Chalmette Medical Center                 Acute Care       118    61%   64%   66%   67%   66%         921,000     2003       15
     Chalmette, Louisiana (2)

Inland Valley Regional Medical Center         Acute Care        80    60%   52%   49%   49%   45%       1,857,000     2006       30
     Wildomar, California (3)

McAllen Medical Center                        Acute Care       472    69%   76%   88%   87%   89%       5,485,000     2001       30
     McAllen, Texas (3)

Wellington Regional Medical Center            Acute Care       120    37%   36%   36%   30%   32%       2,495,000     2006       30
     West Palm Beach, Florida (3)

The BridgeWay                             Behavioral Health     70    79%   68%   62%   65%   61%         683,000     2004       25
     North Little Rock, Arkansas (3)

Meridell Achievement Center               Behavioral Health    114    53%   47%   45%   65%   47%       1,071,000     2000       20
     Austin, Texas

Tri-State Regional Rehabilitation Hospital   Rehabilitation     80    82%   74%   59%   59%   61%       1,167,000     2004       20
     Evansville, Indiana (4)

Vencor Hospital                              Sub-Acute Care     75    42%   50%   45%   38%   38%       1,065,000     2001       25
     Chicago, Illinois (5)

                                                                                                           Lease Term
                                                                                                 -----------------------------------
                                                Type of            Average Occupancy (1)         Minimum  End of initial    Renewal
                                                             -------------------------------                                 term
Facility Name and Location                     facility        1998  1997  1996  1995  1994        rent   or renewed term  (years)
-----------------------------------------------------------------------------------------------------------------------------------
Fresno - Herndon Medical Plaza                  Medical        100%  100%  100%  100%    -       $740,000  1999 -2003       various
      Fresno, California (6)                Office Building

Kelsey-Seybold Clinic at King's Crossing        Medical        100%  100%  100%  100%    -        264,000     2005             10
Professional Center at King's Crossing     Office Buildings    100%  100%   93%  100%    -        299,000  2000 -2005       various
      Kingwood, Texas (7)

The Southern Crescent Center                    Medical        100%  100%   89%    -     -        795,000  1999 -2006       various
      Riverdale, Georgia (8)                Office Building

The Cypresswood Professional Center             Medical        100%   96%    -     -     -        524,000  2002 -2007       various
      Spring, Texas (9)                     Office Building

Desert Samaritan Medical Buildings             Medical          99%   97%   97%    -     -      4,147,000  1998-2008        various
      Phoenix, Arizona (10)                Office Buildings

Desert Springs Medical Plaza                    Medical        100%    -     -     -     -      1,633,000  1999-2002        various
      Las Vegas, Nevada (11)                Office Building

Edwards Medical Plaza                           Medical         87%    -     -     -     -      2,212,000  1999-2005        various
      Phoenix, Arizona (12)                 Office Building

         (1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 1998. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

          (2) The operations of The Virtue Street Pavilion and Chalmette Medical Center, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. The Chalmette Medical Center facility is a 118-bed medical/surgical facility. The Virtue Street Pavilion is a 73-bed facility made up of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. In December of 1994, the operator of the Virtue Street Pavilion entered into a three year sub-lease agreement with Lifecare Hospitals of New Orleans, LLC, for a portion of the facility. Annual rental is $1.1 million under the provisions of this agreement. The sub-lease, which expires in December, 2000, contains one three year extension at the lessee's option. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and Chalmette Medical Center. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases.

          (3) During 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Medical Center ). The leases on these facilities were renewed at the same lease rates and terms as the initial leases. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center.

          (4) The Trust purchased this hospital during 1989 for approximately $7.5 million. During 1993, the Trust purchased for approximately $1.1 million, a 20 bed addition which was added to the facility. The Trust entered into an agreement with the operator, an unaffiliated third-party, to lease the facility for an initial fixed term of 10 years, with the operator having the option to extend the lease for five 5-year renewal terms. Subsequent to December 31, 1998, the lease on this facility was amended and renewed for a five-year term commencing on June 1, 1999 and ending on May 31, 2004. Pursuant to the terms of the lease as amended, the minimum rent has been increased and the additional rent provision has been eliminated

          (5) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1.2 million at December 31, 1998. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate.

         Included in the Trust's 1998 financial results is approximately $69,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC-Chicago. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. The lease is guaranteed by Vencor, Inc.

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

         (7) In December of 1994, the Trust agreed to provide construction financing for the Professional Center at Kings Crossing, of which $1.1 million was advanced during 1994 and $3.2 million was advanced during 1995. During the fourth quarter of 1995, upon completion and occupancy of the properties, the Trust purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold, a subsidiary of Caremark International, Inc., for an initial term of 10 years. The two multi-tenant buildings total 27,535 net square feet and are occupied by tenants consisting primarily of medical professionals. The lease is guaranteed by Caremark International, Inc., a subsidiary of Medpartners, Inc.

         (8) During the second quarter of 1996, the Trust purchased The Southern Crescent Center, a multi-tenant medical office building, for approximately $6 million. The Southern Crescent Center is a 41,400 square foot, multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia.

         (9) Construction on the Cypresswood Professional Center, located in Houston, Texas, was completed during 1997 for a total cost of $4.4 million. In connection with this investment, the Trust provided five-year financing (which matures in August, 2002) to a limited partnership which owns the real estate assets of this facility. The Trust owns a 77% controlling interest in the partnership.

         (10) In January 1996, the Trust invested $5 million to acquire a 61% non-controlling interest in a limited liability company that owns three medical office buildings located in Phoenix, Arizona. The three buildings total approximately 194,000 gross square feet and are leased to several tenants. In connection with this investment the limited liability company obtained non-recourse, third-party financing, which has outstanding balance at December 31, 1998 of $17.1 million.

         (11) Since April 1998, the Trust invested a total of $10.1 million to acquire a 99% non-controlling interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada. The 89,000 square foot medical office building, which is located on the campus of Desert Springs Hospital, is master leased and guaranteed by Quorum Health Group, Inc. In connection with this investment the limited liability company obtained non-recourse, third-party financing, which has an outstanding balance at December 31, 1998 of $5.9 million.

         (12) In April 1998, the Trust invested $3.8 million to acquire a 95% non-controlling interest in a limited liability company that owns the Edwards Medical Plaza located in Phoenix, Arizona.

         The 85,000 square foot medical office building, which is leased to multiple tenants, is located on the campus of the Good Samaritan Regional Medical Center. In connection with this investment the limited liability company obtained non-recourse, third-party financing which has an outstanding balance at December 31, 1998 of $7.5 million

         Item 3.  LEGAL PROCEEDINGS

          Not Applicable.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders.

                                     PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1998 and 1997 are summarized below:

                                                    1998                                     1997
                                    ------------------------------------    ---------------------------------------
                                    High Price        Low Price             High Price           Low Price
                                    ----------------- ------------------    -------------------- ------------------
         First Quarter              $22 1/2           $21                   $22 3/8              $19 3/4
         Second Quarter             $21 3/8           $18 13/16             $20                  $18 1/2
         Third Quarter              $20 1/4           $18 1/16              $21 1/2              $18 15/16
         Fourth Quarter             $20 1/4           $18 3/8               $21 7/8              $20 1/16

          As of January 31, 1999, there were approximately 982 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

                          1998         1997          1996          1995           1994
                      ----------    ----------    ----------    ---------     ----------
First Quarter         $     .435    $     .425    $     .420    $     .42     $     .415
Second Quarter              .435          .425          .425          .42           .415
Third Quarter               .440          .425          .425          .42           .415
Fourth Quarter              .445          .430          .425          .42           .420
                      ----------    ----------    ----------    ---------     ----------
                      $    1.755    $    1.705    $    1.695    $    1.68     $    1.665
                      ==========    ==========    ==========    =========     ==========

         Item 6.  SELECTED FINANCIAL DATA

         Financial highlights for the Trust for the five years ended December 31, 1998 were as follows:

                                             1998 (1)          1997 (1)          1996 (1)            1995              1994
         ----------------------------- ----------------- ----------------- ----------------- ----------------- -----------------
         Revenues                           $23,234,000       $22,764,000       $21,923,000       $20,417,000       $18,826,000

         Net income                         $14,337,000       $13,967,000       $14,158,000       $13,584,000       $14,312,000

         Funds from
         Operations (2)                     $19,857,000       $18,809,000       $18,174,000       $17,024,000       $17,501,000


         Per Share Data:
         Net income-Basic                         $1.60             $1.56             $1.58             $1.52             $1.60

         Net income-Diluted                       $1.60             $1.56             $1.58             $1.52             $1.60

         Dividends                               $1.755            $1.705            $1.695            $1.680            $1.665

          (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          (2) Funds from operations ("FFO") may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. FFO shown above is calculated as follows:

                                  1998              1997           1996            1995             1994
Net income                     $14,337,000     $13,967,000     $14,158,000     $13,584,000     $14,312,000
Depreciation expense:
 Consolidated investments        3,809,000       3,740,000       3,554,000       3,315,000       3,127,000
 Unconsolidated affiliates       1,587,000         978,000         337,000              --              --
Amortization of interest
 rate cap                          124,000         124,000         125,000         125,000          62,000
                               -----------     -----------     -----------     -----------     -----------
 Total                         $19,857,000     $18,809,000     $18,174,000     $17,024,000     $17,501,000
                               ===========     ===========     ===========     ===========     ===========

At End of Period     1998              1997            1996             1995             1994
---------------------------------------------------------------------------------------------------
Total Assets     $169,406,000     $146,755,000     $148,566,000     $132,770,000     $128,907,000

Debt             $ 66,016,000     $ 42,347,000     $ 43,082,000     $ 26,396,000     $ 21,283,000

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Forward Looking Statements

         The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance its growth on favorable terms; the impact of Year 2000 issues; liability and other claims asserted against the Trust or operators of the Trust's facilities, and other factors referenced herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Liquidity and Capital Resources


         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1998, the Trust had investments in thirty-one facilities located in fourteen states.

         It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Convenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1998, dividends of $1.755 per share, or $15,716,000 in the aggregate, were declared and paid.

         Net cash generated by operating activities was $18.7 million in 1998, $17.7 million in 1997 and $18.0 million in 1996. The $1 million net increase in 1998 as compared to 1997 was due primarily to: (i) a $500,000 increase in net income plus the addback of the non-cash charges (depreciation, amortization, and amortization of interest rate cap expense); (ii) a $100,00 favorable change in rent receivable, and;
         (iii) a $400,000 favorable change in tenant escrows, deposits and prepaid rents. The $300,000 net decrease in 1997 as compared to 1996 was due primarily to a $100,000 decrease in net income plus the addback of the non-cash charges (as defined above) and $200,000 of unfavorable changes in other net working capital accounts.

         During 1998, the $18.7 million of cash flows generated from operations, the $23.6 million of additional borrowings, the $900,000 of cash distributions received in excess of income from the Trust's investments in LLCs and the $600,000 reduction in cash were used primarily to: (i) pay dividends ($15.7 million); (ii) investments in and advances to five limited liability companies ($27.9 million, see Note 3), and; (iii) purchase real property and additions to land and buildings ($200,000). Included in the $27.9 million invested in/advanced to limited liability companies was $10.0 million of short-term loans advanced to three separate LLCs in which the Trust has ownership interests ranging from 48% to 95%. These loans, which are earning interest at variable rates depending upon the length of time the loan is outstanding, earned interest at an annual average rate of 9% for 1998. The loans are expected to be fully repaid to the Trust during 1999 once the LLCs secure long-term, third-party financing.

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

         During 1998, the Trust replaced its $70 million revolving credit agreement with a new $80 million unsecured, non-amortizing revolving credit agreement (the "Agreement"), which is scheduled to expire in June, 2003. During the term of the Agreement, the Trust has the option to request an increase in the borrowing capacity to $100 million. The
         Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 1998, the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 5/8%, respectively, and the commitment fee was .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1998, the Trust had approximately $12 million of available borrowing capacity.

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

         The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements for notional principal amounts of $5 million, $4 million and $1,580,000 which mature in May, 1999, July, 2002 and May, 2001, respectively. These swap agreements effectively fix the interest rate on $10,580,000 of variable rate debt at 7.56% including the revolver spread of .625%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $62,000 at December 31, 1998) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.625% including the revolver spread of .625%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1995, 1996 and 1997. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.7%, 6.9% and 6.8% during 1998, 1997 and 1996, respectively. Additional interest expense recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $136,000, $118,000 and $130,000 in 1998, 1997 and 1996, respectively. The Trust is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate non-performance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1998 would have resulted in payments to the counterparties of approximately $322,000 and termination of the interest rate cap would have had no impact on the Trust. The fair value of the interest rate swap and cap agreements at December 31, 1998 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

         Results of Operations

         Total revenues increased 2% or $470,000 to $23.2 million in 1998 as compared to 1997 and 4% or $841,000 to $22.8 million in 1997 as compared to 1996. The $470,000 increase during 1998 over 1997 was due primarily to a $788,000 increase in base rentals from non-related parties (due primarily to the completion of The Cypresswood Professional Center during the third quarter of 1997), and a $122,000 increase in bonus rental income from UHS facilities. These favorable changes were partially offset by a $473,000 decrease in interest income due to a mortgage loan receivable which was fully repaid in June, 1997 and a construction loan receivable which was repaid in December, 1997. The $841,000 increase during 1997 over 1996 was primarily attributable to an increase in base rentals from non-related parties due to the various acquisitions made by the Trust during the second quarter of 1996 and the third quarter of 1997 (see Note 3).

         The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third-party payors. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's hospital facilities. The Trust's hospital facilities have experienced growth in outpatient utilization over the past several years. The increase in outpatient services is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, managed care companies and other insurers to reduce hospital stays and provide services where possible, on a less expensive outpatient basis. The hospital industry in the United States as well as the Trust's hospital facilities continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects the increased competition, admission constraints and payor pressures to continue. The ability of the Trust's hospital facilities to maintain their historical rate of net revenue growth and operating margins is dependent upon their ability to successfully respond to these trends as well as reductions in spending on governmental healthcare programs.

         A significant portion of the revenues generated at the Trust's hospital facilities are derived from fixed payment services, including Medicare and Medicaid. The Medicare program reimburses the Trust's hospital facilities primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. The Balanced Budget Act calls for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for the reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. It is likely that future budgets will contain further reductions in the rate of increase of Medicare and Medicaid spending, as evidence by the Clinton Administration's proposed fiscal year 2000 budget which includes a proposal to freeze Medicare hospital payment rates. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, operators of the Trust's hospitals can not completely estimate the resulting impact on their future results of operations. While the Trust is unable to predict whether this most recent proposal, or any other future health reform legislation, will ultimately be enacted at the federal or state level, the Trust expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

         In general, the operators of the Trust's hospital facilities expect to continue to experience an increase in business from managed care programs, including HMOs and PPOs. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate. Management of the Trust is unable to predict the rate of growth of the net revenues of its facilities and the resulting impact on bonus revenues, which are computed as a percentage of each facility's net revenues in excess of base year amounts or CPI increases in excess of base year amounts. Net revenues of the Trust's facilities are dependent upon developments in medical technologies and physician practice patterns, both of which are beyond the control of management of the facilities.

         Interest expense increased $547,000 or 19% in 1998 as compared to 1997 and $378,000 or 15% in 1997 as compared to 1996 due primarily to the
         additional   borrowings  used  to  finance  the  1998,

         1997 and 1996 investments described in Note 3.

         Depreciation and amortization expense increased $104,000 or 3% in 1998 as compared to 1997 and $139,000 or 4% in 1997 as compared to 1996 due primarily to the depreciation expense related to the 1997 and 1996 acquisitions described in Note 3.

         Other operating expenses increased $479,000 or 34% in 1998 as compared to 1997 due to the operating expenses on the Cypresswood Professional Center on which construction was completed during the third quarter of 1997 and an increase in various other operating expenses. Other operating expenses increased $276,000 or 24% in 1997 as compared to 1996 due primarily to the expenses related to the medical office buildings acquired by the Trust during the second quarter of 1996 and the third quarter of 1997 and an increase in various other operating expenses. The expenses related to the medical office buildings, in which the Trust has a controlling ownership interest, totaled $1.0 million in 1998, $770,000 in 1997 and $551,000 in 1996. The majority of these expenses are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

         Net income for 1998 was $14.3 million or $1.60 per basic and diluted share compared to $14.0 million or $1.56 per basic and diluted share in 1997 and $14.2 million or $1.58 per basic and diluted share in 1996.

         Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $19.9 million in 1998, $18.8 million in 1997 and $18.2 million in 1996. FFO may not be calculated in the same manner for all companies, and accordingly, may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

         General

         During the third quarter of 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Regional Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases and these renewals remove the majority of the previously disclosed uncertainty regarding the lease renewals with subsidiaries of UHS. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial term or first five-year renewal term.

         Year 2000 Issue

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems) and certain computer aided medical equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations or medical equipment malfunctions that could affect patient diagnosis and treatment.

         Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 72% of the Trust's total revenues for the three year period ended December 31, 1998, were earned under the terms of the leases with wholly-owned subsidiaries of UHS.

         UHS has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. UHS has completed its assessment of its major financial and clinical software and believes that such software is substantially Year 2000 compliant. As to certain peripheral software, UHS has scheduled upgrades to be completed by June, 1999. For its biomedical equipment, UHS expects to complete the assessment phase of its Year 2000 analysis by early in the second quarter of 1999. UHS believes that Year 2000 related remediation costs incurred through December 31, 1998 have not had a material impact on its results of operations. However, UHS is not able to reasonably estimate the total capital costs to be incurred for equipment replacement since the equipment analysis phase has not yet been completed. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to UHS's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. UHS has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodated within that budget. UHS presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of UHS and UHS's ability to meet its obligations under the terms of its leases with the Trust.

         The majority of the software used by UHS is purchased from third parties. UHS is relying on software (including UHS's major outsourcing vendor which provides the financial and clinical applications for the majority of UHS's acute care facilities), hardware and other equipment vendors to verify Year 2000 compliance of their products. UHS also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical supplies and pharmaceuticals used in patient care; and, providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, UHS intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on UHS's results of operations and its ability to provide health care services.

         Each of UHS's hospitals has a disaster plan which will be reviewed as part of UHS's Year 2000 contingency planning process. However, no assurance can be given that UHS will be able to develop contingency plans which will enable each of its facilities to continue to operate in all circumstances.

         This Year 2000 assessment is based on information currently available to UHS and the Trust and UHS and the Trust will revise its assessment at it implements its Year 2000 strategy. UHS can provide no assurance that applications and equipment UHS believes to be Year 2000 compliant will not experience difficulties or that UHS will not experience difficulties obtaining resources needed to make modifications to or replace its affected systems and equipment. Failure by UHS or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on its results of operations, its ability to provide health care services and on UHS's ability to meet its obligations under the terms of its leases with the Trust. Consequently, the Trust can give no assurances that issues related to Year 2000 will not have a material adverse effect on it's financial condition or results of operations.

         With respect to the Trust's non-related properties, an assessment was conducted by the Trust which covered the compliance efforts of the tenants and based upon the responses received, these tenants do not expect Year 2000 related issues to have a material impact on their operations. Management of the Trust will continue to monitor the Year 2000 compliance efforts of its non-related tenants as well as the effects of potential non-compliance.

         The Trust will develop contingency plans if, and to the extent, deemed necessary. However, based upon current information and barring developments, the Trust does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Trust has no plans to seek independent verification or review of its assessments. The Trust believes that its expenditures for assessing and correcting Year 2000 issues have not been material. In addition, the Trust is not aware of any issues that will require material expenditures by the Trust or tenants of the Trust's facilities in the future.

         Based upon current information, the Trust believes that the risk posed by the foreseeable Year 2000 related problems with its internal systems, (including both information and non-information systems) is minimal. Year 2000 related problems at certain third-party payors, service providers and non-related tenants is greater, however, based upon current information, the Trust does not believe such problems will have a material effect on its operations. While the Trust believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Trust or tenants of the Trust's properties will be successful in identifying and assessing all compliance issues, or that the efforts of the Trust or tenants of the Trust' properties to remedy all Year 2000 compliance issues will be effective such that they will not have a material adverse effect on the Trust's business or results of operations.

         Market Risks Associated with Financial Instruments

         The Trust's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Trust's debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require the Trust to pay a fixed and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon consummation of the swap agreements. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Trust does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Trust is exposed to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated A or better by Moody's Investor Services and the Trust anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 1998, 1997 and 1996, the Trust received a weighted average rate of 5.24%, 5.79% and 5.60%, respectively, and paid a weighted average rate on its interest rate swap agreements of 6.94%, 6.94% and 6.80%, respectively.

         The table below presents information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 1998.

                                            Maturity Date, Fiscal Year Ending December 31
                                                                                                           There-
   (Dollars in thousands)                    1999        2000        2001         2002         2003         after        Total
                                             ----        ----        ----         ----         ----         -----        -----
   Long-term debt:
     Fixed rate                                                     $1,216                                               $1,216

   Average interest rates                                             6.0%

   Variable rate long-term debt                                                                            64,800        64,800

   Interest rate swaps:
     Pay fixed/receive
       variable notional amounts            5,000                   1,580        4,000                                   10,580
     Average pay rate                       7.245%                   6.80%      6.6025%
     Average receive rate                 3 month                 3 month      6 month
                                            LIBOR                   LIBOR        LIBOR

   Interest rate caps                      15,000                                                                        15,000
   Cap rate                                   7.0%

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

                                    PART III

         Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. See also "Executive Officers of the Registrant" appearing in Part I hereof.

         Item 11.   EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

         Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT

         There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

         Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                     PART IV

         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

               (a)  Financial Statements and Financial Statement Schedules:

                    1)   Report of Independent Public Accountants

                    2)   Financial Statements

                            Consolidated Balance Sheets - December 31, 1998 and December 31, 1997
                            Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996
                            Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996
                            Notes to Consolidated Financial Statements -
                            December 31, 1998

                    (3)  Schedules
                            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996
                            Schedule III - Real Estate and Accumulated
                            Depreciation - December 31, 1998
                            Notes to Schedule III - December 31, 1998

               (b) Reports on Form 8-K:
                       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998

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

                   3.3 Amended and restated bylaws, filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

                   10.1 Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and The Trust, previously filed as
         Exhibit 10.2 to the Trust's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

                   10.2 Agreement effective January 1, 1999, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

                  10.18 Amendment to Credit Agreement dated as of September 27, 1996 by and among Universal Health Realty Income Trust, Corestates Bank, N.A. as agent, NationsBank, N.A., and First Union National Bank, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

                  10.19 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

                  10.20 Revolving Credit Agreement as of June 24, 1998 among (i) Universal Health Realty Income Trust, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 366 South Gulph Road, King of Prussia, Pennsylvania 19406 (the "Company"), (ii) The Financial Institutions Listed on Schedule 1 Hereto (individually a "Bank" and collectively the "Banks") and (iii) First Union National Bank, as successor by merger to CoreStates Bank, N.A., as administrative agent for the Banks (the "Agent"), previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

                  10.21 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and Inland Valley Regional Medical Center, Inc., a California Corporation ("Lessee"), previously filed as Exhibit
         10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

                  10.22 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee, previously filed as Exhibit 10.2 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

         Date:  March  8, 1999
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

          Date                  Signature and Title



                                /s/  Alan B. Miller
    March  8, 1999              Alan B. Miller, Chairman of the Board
                                and Chief Executive Officer

                                /s/ Kirk E. Gorman
    March  8, 1999              Kirk E. Gorman, President, Chief
                                Financial Officer, Secretary and Trustee

                                /s/ James E. Dalton
    March  8, 1999              James E. Dalton, Jr., Trustee

                                /s/ Myles H. Tanenbaum
    March  8, 1999              Myles H. Tanenbaum, Trustee

                                /s/ Daniel M. Cain
    March  8, 1999              Daniel M. Cain, Trustee

                                /s/ Miles L. Berger
    March  8, 1999              Miles L. Berger, Trustee

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                   Page
         Report of Independent Public Accountants                                                     F-2

         Consolidated Balance Sheets - December 31, 1998 and December 31, 1997                        F-3

         Consolidated Statements of Income - Years Ended December 31, 1998,
         1997 and 1996                                                                                F-4

         Consolidated Statements of Shareholders' Equity - Years Ended
         December 31, 1998, 1997 and 1996                                                             F-5

         Consolidated Statements of Cash Flows - Years Ended December 31,
         1998, 1997 and 1996                                                                          F-6

         Notes to Consolidated Financial Statements - December 31, 1998                               F-7

         Schedule II - Valuation and Qualifying Accounts -
         Years Ended December 31, 1998, 1997 and 1996                                                 F-19

         Schedule III - Real Estate and Accumulated Depreciation -
         December 31, 1998                                                                            F-20

         Notes to Schedule III - December 31, 1998                                                    F-21

                    Report of Independent Public Accountants


To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust and Subsidiaries, as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



Philadelphia, Pennsylvania                               Arthur Andersen LLP
January 19, 1999

                      Universal Health Realty Income Trust
                           Consolidated Balance Sheets

                                                                       December 31,       December 31,
Assets:                                                                    1998                1997
-------                                                               -------------      -------------
Real Estate Investments:
       Buildings & improvements                                       $ 142,871,000      $ 143,600,000
       Accumulated depreciation                                         (34,006,000)       (30,280,000)
                                                                      -------------      -------------
                                                                        108,865,000        113,320,000
       Land                                                              21,061,000         20,255,000
       Construction in progress                                              28,000                 --
       Reserve for investment losses                                       (116,000)           (89,000)
                                                                      -------------      -------------
                     Net Real Estate Investments                        129,838,000        133,486,000
                                                                      -------------      -------------

       Investments in and advances to limited liability companies        38,165,000         11,075,000

Other Assets:
       Cash                                                                 572,000          1,238,000
       Bonus rent receivable from UHS                                       681,000            653,000
       Rent receivable from non-related parties                              24,000             80,000
       Deferred charges and other assets, net                               126,000            223,000
                                                                      -------------      -------------
                                                                      $ 169,406,000      $ 146,755,000
                                                                      =============      =============

Liabilities and Shareholders' Equity:

Liabilities:
       Bank borrowings                                                $  64,800,000      $  41,200,000
       Note payable to UHS                                                1,216,000          1,147,000
       Accrued interest                                                     281,000            217,000
       Accrued expenses & other liabilities                               1,300,000          1,130,000
       Tenant reserves, escrows, deposits and prepaid rents                 374,000            268,000

       Minority interest                                                     87,000            101,000

Shareholders' Equity:
       Preferred shares of beneficial interest,
             $.01 par value; 5,000,000 shares authorized;
             none outstanding                                                    --                 --
       Common shares, $.01 par value;
             95,000,000 shares authorized; issued
             and outstanding: 1998 - 8,955,465
             1997 - 8,954,840                                                90,000             90,000
       Capital in excess of par value                                   128,685,000        128,650,000
       Cumulative net income                                            126,458,000        112,121,000
       Cumulative dividends                                            (153,885,000)      (138,169,000)
                                                                      -------------      -------------
                     Total Shareholders' Equity                         101,348,000        102,692,000
                                                                      -------------      -------------
                                                                      $ 169,406,000      $ 146,755,000
                                                                      =============      =============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                        Consolidated Statements of Income

                                                                         Year ended December 31,
                                                               --------------------------------------------
                                                                   1998            1997            1996
                                                               -----------     -----------     ------------
Revenues (Note 2):
     Base rental - UHS facilities                              $13,764,000     $13,731,000     $13,731,000
     Base rental - Non-related parties                           6,393,000       5,605,000       4,706,000
     Bonus rental                                                2,966,000       2,844,000       2,735,000
     Interest                                                      111,000         584,000         751,000
                                                               -----------     -----------     -----------
                                                                23,234,000      22,764,000      21,923,000
                                                               -----------     -----------     -----------

Expenses:

     Depreciation & amortization                                 3,879,000       3,775,000       3,636,000
     Interest expense                                            3,490,000       2,943,000       2,565,000
     Advisory fees to UHS (Note 2)                               1,161,000       1,099,000       1,044,000
     Other operating expenses                                    1,904,000       1,425,000       1,149,000
                                                               -----------     -----------     -----------
                                                                10,434,000       9,242,000       8,394,000
                                                               -----------     -----------     -----------

     Income before equity in limited liability companies        12,800,000      13,522,000      13,529,000

     Equity in income of limited liability companies             1,537,000         445,000         629,000
                                                               -----------     -----------     -----------
              Net Income                                       $14,337,000     $13,967,000     $14,158,000
                                                               ===========     ===========     ===========


         Net Income Per Share - Basic                          $      1.60     $      1.56     $      1.58
                                                               ===========     ===========     ===========

         Net Income Per Share - Diluted                        $      1.60     $      1.56     $      1.58
                                                               ===========     ===========     ===========

     Weighted average number of shares outstanding - Basic       8,952,000       8,952,000       8,952,000
     Weighted average number of share equivalents                   22,000          15,000           6,000
                                                               -----------     -----------     -----------
     Weighted average number of shares and equivalents
       outstanding - Diluted                                     8,974,000       8,967,000       8,958,000
                                                               ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996

                                          Common Shares              Capital in
                                       Number                         excess of          Cumulative       Cumulative
                                     of Shares        Amount          par value          net income        dividends
-----------------------------------------------------------------------------------------------------------------------
January 1, 1996                      8,947,192     $      89,000     $ 128,643,000     $  83,996,000     ($107,731,000)

Net Income                                  --                --                --        14,158,000                --

Issuance of shares of
beneficial interest                      5,148             1,000                --                --                --

Dividends ($1.695/share)                    --                --                --                --       (15,174,000)


-----------------------------------------------------------------------------------------------------------------------

January 1, 1997                      8,952,340            90,000       128,643,000        98,154,000      (122,905,000)

Net Income                                  --                --                --        13,967,000                --

Issuance of shares of
beneficial interest                      2,500                --             7,000                --                --

Dividends ($1.705/share)                    --                --                --                --       (15,264,000)

-----------------------------------------------------------------------------------------------------------------------

January 1, 1998                      8,954,840            90,000       128,650,000       112,121,000      (138,169,000)

Net Income                                  --                --                --        14,337,000                --

Issuance of shares of
beneficial interest                        625                --            35,000                --                --

Dividends ($1.755/share)                    --                --                --                --       (15,716,000)
=======================================================================================================================
           December 31, 1998         8,955,465     $      90,000     $ 128,685,000     $ 126,458,000     ($153,885,000)
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      Consolidated Statements of Cash Flows

                                                                                          Year ended December 31,
                                                                         ----------------------------------------------------
                                                                              1998               1997                 1996
                                                                         ------------        ------------        ------------
Cash flows from operating activities:
      Net income                                                         $ 14,337,000        $ 13,967,000        $ 14,158,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation & amortization                                          3,879,000           3,775,000           3,636,000
       Amortization of interest rate cap                                      124,000             124,000             125,000
    Changes in assets and liabilities:
       Rent receivable                                                         28,000             (67,000)            (47,000)
       Accrued expenses & other liabilities                                   170,000             197,000              77,000
       Tenant escrows, deposits & prepaid rents                               106,000            (247,000)            (29,000)
       Accrued interest                                                        64,000             (17,000)             77,000
       Deferred charges & other                                               (53,000)            (26,000)              6,000
                                                                         ------------        ------------        ------------
          Net cash provided by operating activities                        18,655,000          17,706,000          18,003,000
                                                                         ------------        ------------        ------------

Cash flows from investing activities:
       Investments in and advances to limited liability companies         (27,892,000)         (3,741,000)         (7,624,000)
       Acquisitions and additions to land, buildings and CIP                 (158,000)         (4,246,000)        (10,195,000)
       Payments made for construction in progress                             (28,000)                 --          (1,246,000)
       Cash distributions in excess of income from LLCs                       863,000             598,000                  --
       Advances under construction notes receivable                                --          (3,414,000)           (391,000)
       Repayments under mortgage and construction notes receivable                 --          10,262,000                  --
                                                                         ------------        ------------        ------------
          Net cash used in investing activities                           (27,215,000)           (541,000)        (19,456,000)
                                                                         ------------        ------------        ------------

Cash flows from financing activities:
       Additional borrowings, net of financing costs                       23,600,000                  --          16,625,000
       Repayment of debt                                                           --            (800,000)                 --
       Issuance of shares of beneficial interest                               10,000                  --                  --
       Dividends paid                                                     (15,716,000)        (15,264,000)        (15,174,000)
                                                                         ------------        ------------        ------------
          Net cash provided by (used in) financing activities               7,894,000         (16,064,000)          1,451,000
                                                                         ------------        ------------        ------------

       (Decrease) increase  in cash                                          (666,000)          1,101,000              (2,000)
       Cash, beginning of period                                            1,238,000             137,000             139,000
                                                                         ------------        ------------        ------------
Cash, end of period                                                      $    572,000        $  1,238,000        $    137,000
                                                                         ============        ============        ============

Supplemental disclosures of cash flow information:
       Interest paid                                                     $  3,232,000        $  2,770,000        $  2,302,000
                                                                         ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Notes to the Consolidated Financial Statements
                                December 31, 1998

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 1998 the Trust had investments in thirty-one facilities located in fourteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings, seven of which are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

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

In assessing the carrying value of the Trust's real estate investments for possible impairment, management reviews estimates of future cash flows expected from each of its facilities and evaluates the creditworthiness of its lessees based on their current operating performance and on current industry conditions.

Management of the Trust is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of its lessees or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, management of the Trust cannot predict whether any of the leases will be renewed on their current terms or at all. As a result, management's estimate of future cash flows from its leased properties could be materially affected in the near term, if certain of the leases are not renewed at the end of their lease terms.

Investments in Limited Liability Companies

The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust accounts for its investment in limited liability companies which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares during the year adjusted to give effect to common stock equivalents.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Trust's financial statements. The Statement also allows the Trust to continue to account for stock-based employee compensation using the intrinsic value-based method of accounting as prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Trust has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Interest Rate Protection Agreements

In managing interest rate exposure, the Trust at times enters into interest rate swap agreements and interest rate cap agreements. When interest rates change, the differential to be paid or received under the Trust's interest rate swap agreements is accrued as interest expense. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in deferred charges in the accompanying balance sheet. Amounts receivable under the cap agreements are accrued as a reduction of interest expense.

Fair Value of Financial Instruments

The fair value of the Trust's interest rate swap agreements and investments are based on quoted market prices. The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Trust reflects total comprehensive income for the years ended December 31, 1998, 1997 and 1996.

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

Accounting Pronouncement Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to: (a) derivative instruments, and;
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and at the Trust's election, before January 1, 1998).

The Trust has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1999. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1998, 1997 and 1996. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1998, 1997 and 1996, 71%, 72% and 74%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.

During the third quarter of 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Regional Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases and these renewals remove the majority of the previously disclosed uncertainty regarding the lease renewals with subsidiaries of UHS. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center. The leases on the four renewed facilities represented 30% of the Trust's rental revenue for the twelve month period ended December 31, 1998. On a combined basis, these four facilities had earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) for the twelve month period ended December 31, 1998 of 1.8 times the total annual rent payable to the Trust in 1998 (ranging from 1.2 to 3.0). The remaining UHS facilities, including McAllen Medical Center, had a combined EBITDAR for the twelve month period ended December 31, 1998 of 7.7 times the total annual rent payable to the Trust in 1998 (ranging from 1.1 to 8.6). The lease on one UHS facility, which had EBITDAR for the twelve month period ended December 31, 1998 of 1.1 times the rent payable to the Trust, expires in 2000 and represented approximately 5% of the Trust's rental revenue for the twelve month period ended December 31, 1998. Management of the Trust can not predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial term or first five-year renewal term.

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

Revenues received from UHS and from other non-related parties were as follows:

                                                      Year Ended December 31,
                                             1998               1997              1996
                                         -----------------------------------------------
Base rental - UHS facilities             $13,764,000       $13,731,000       $13,731,000
Base rental - Non-related parties          6,393,000         5,605,000         4,706,000
                                         -----------       -----------       -----------
  Total base rental                       20,157,000        19,336,000        18,437,000
                                         -----------       -----------       -----------

Bonus rental - UHS facilities              2,737,000         2,615,000         2,506,000
Bonus rental - Non-related parties           229,000           229,000           229,000
                                         -----------       -----------       -----------
  Total bonus rental                       2,966,000         2,844,000         2,735,000
                                         -----------       -----------       -----------

Interest - Non-related parties               111,000           584,000           751,000
                                         -----------       -----------       -----------
  Total revenues                         $23,234,000       $22,764,000       $21,923,000
                                         ===========       ===========       ===========

At December 31, 1998, approximately 8% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

The Trust's officers are all employees of UHS and as of December 31, 1998, the Trust had no salaried employees and paid no cash compensation. In 1999, the Trustees awarded a $50,000 bonus to Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. UHS agreed to a $50,000 reduction in the 1999 advisory fee paid by the Trust.

(3)  Acquisitions and Dispositions

1998 - During 1998, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 99% equity interest in a limited liability company ("LLC"), that owns Desert Springs Medical Plaza located in Las Vegas, Nevada ($10.1 million); (ii) the purchase of a 95% equity interest in a LLC that owns the Edwards Medical Plaza located in Phoenix, Arizona ($3.8 million); (iii) the purchase of a 95% equity interest in a LLC that owns the Pacifica Palms Medical Plaza located in Torrance, California ($1.7 million); (iv) the purchase of a 48% equity interest in a LLC that owns the St. Jude Heritage Health Complex located in Fullerton, California ($1.4 million), and; (v) the purchase of an 80% equity interest in a LLC that owns the Rio Rancho Medical Center, a medical office building located in Rio Rancho, New Mexico ($900,000). In connection with the purchase of equity interest in LLCs that own the Pacifica Palms Medical Plaza, the St. Jude Heritage Health Complex and the Rio Rancho Medical Center, the Trust advanced a total of $10.0 million of short term loans to three separate LLCs. The loans, which earned interest at a combined average annual rate of 9% during 1998, are expected to be fully repaid to the Trust during 1999.

1997 - During 1997, the Trust added new investments to its portfolio consisting of the following: (i) the purchase of a capital addition to one of its medical office buildings and two additional properties located in Louisiana and Georgia ($1.4 million); (ii) the purchase of a 75% equity interest in a LLC that purchased the Thunderbird Paseo Medical Plaza ($1.9 million); (iii) the completion of construction of The Cypresswood Professional Center, located in Houston, Texas in which the Trust has a 77% controlling equity interest ($4.4 million including $1.2 million of construction in progress capitalized during
1996), and; (iv) the completion of construction of Samaritan West Valley Medical Center located in Goodyear, Arizona in which the Trust owns a 89% equity interest in a LLC which owns the real estate assets of the facility ($1.8 million).

1996 - During 1996, the Trust added eleven new investments to its portfolio consisting of the following: (i) the purchase of a 50% equity interest in a LLC which owns three medical office buildings located on the campus of Desert Samaritan Hospital in Phoenix, Arizona ($5.0 million); (ii) the purchase of four preschool and child-care centers located in southeastern Pennsylvania ($3.9 million); (iii) the acquisition of a 33% equity interest in a LLC which owns a medical office building located on the campus of Columbia/HCA Healthcare Corporation's 260-bed Suburban Medical Center in Louisville, Kentucky; (iv) the purchase of multi-tenant medical office building adjacent to the Southern Regional Medical Center in Riverdale, Georgia ($6.2 million); (v) the purchase of a 50% equity interest in a LLC which owns two medical office buildings on the campus of Maryvale Samaritan Hospital located in Phoenix, Arizona ($1.4 million); (vi) the purchase of a 95% equity interest in a LLC which purchased the Desert Valley Medical Center, a medical office building located on the campus of the Columbia Paradise Valley Hospital in Phoenix, Arizona ($4.3
million including $2.7 million of long-term, non-recourse debt); (vii) construction financing provided to a limited partnership, of which the Trust owns a 77% controlling equity interest, for the construction of The Cypresswood Professional Center located in Houston, Texas ($1.2 million advanced as of December 31, 1996 including a $343,000 capital contribution), and; (viii) construction financing provided to a LLC (excluding

$525,000 of capital to be contributed by the Trust upon completion of the center in the fourth quarter of 1997), of which the Trust owns a 50% initial equity interest, for the construction of Samaritan West Valley Medical Center located in Goodyear, Arizona ($391,000 advanced as of December 31, 1996). In connection with the Trust's acquisition of a 33% equity interest in the LLC which owns the medical office building on the campus of Suburban Medical Center, the Trust posted a $3.5 million standby letter of credit for the benefit of the lender providing the financing. Construction on The Cypresswood Professional Center and the Samaritan West Valley Medical Center was completed in the third and fourth quarters of 1997, respectively.

(4)  Leases

All of the Trust's leases are classified as operating leases with initial terms ranging from 5 to 15 years with up to six five-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and may earn periodic additional rents (see Note 2). The additional rent payments are generally computed as a percentage of the facility's net patient revenue or CPI increase in excess of a base amount. The base year amount is typically net patient revenue for the first full year of the lease. The Trust records these additional rents on a pro rata basis over the annual lease period if the achievement of the specific net patient revenue target amounts is probable.

Minimum future base rents on non-cancelable leases are as follows:


                1999                                            $  19,373,000
                2000                                               19,180,000
                2001                                               18,116,000
                2002                                               11,442,000
                2003                                               10,616,000
                Later Years                                        24,360,000
                                                                -------------
                Total Minimum Base Rents                         $103,087,000
                                                                 ============

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

The Trust has a $80 million unsecured non-amortizing revolving credit agreement (the "Agreement"), which expires on June 24, 2003. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to
 .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 1998 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 5/8%, respectively, and the commitment fee was
 .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering.

At December 31, 1998, the Trust had approximately $12 million of available borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1998, 1997 and 1996 were $49,195,000, $40,774,000 and $34,410,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 6.3%, 6.4% and 6.3%. The maximum amounts outstanding at any month end were $64,800,000, $44,300,00 and $42,200,000 during 1998, 1997 and 1996, respectively.

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

The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. The Trust has three outstanding swap agreements for notional principal amounts of $5 million, $4 million and $1,580,000 which mature in May, 1999, July, 2002 and May, 2001, respectively. These swap agreements effectively fix the interest rate on $10,580,000 of variable rate debt at 7.56% including the revolver spread of
 .625%. The interest rate cap, for which the Trust paid $622,750, (unamortized premium of $62,000 at December 31, 1998) matures in June, 1999 and fixes the maximum rate on $15 million of variable rate revolving credit notes at 7.625% including the revolver spread of .625%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust during 1995, 1996 and 1997. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.7%, 6.9% and 6.8% during 1998, 1997 and 1996, respectively. Additional interest expense recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $136,000, $118,000 and $130,000 in 1998, 1997 and 1996, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap and cap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1998 would have resulted in payments to the counterparties of approximately $322,000 and termination of the interest rate cap would have had no impact on the Trust. The fair value of the interest rate swap and cap agreements at December 31, 1998 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.755 per share were declared and paid in 1998, of which $1.682 per share was ordinary income and $.073 per share was a return of capital distribution. Dividends of $1.705 per share were declared and paid in 1997, of which $1.624 per share was ordinary income and $.081 per share was a return of capital distribution. Dividends of $1.695 per share were declared and paid in 1996, of which $1.622 per share was ordinary income and $.073 per share was a return of capital distribution.

(7)  Incentive Plans

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1998 no shares have been issued under the terms of this plan.

During 1992 and 1993, the Trust granted options pursuant to the 1988 Non-Statutory Stock Option Plan. Pursuant to the terms of this plan, which expired in December of 1998, the granted options vested ratably 25% per year beginning one year after the date of grant and expired ten years from the grant date. As of December 31, 1998, 58,024 options were outstanding and exercisable at an aggregate purchase price of $973,137 or $16.77 per share.

During 1997, the Trust's Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan ("The Plan"), which is a newly created stock option and dividend equivalents rights plan for employees of the Trust, including officers and directors. There are 400,000 shares reserved for issuance under The Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. On June 23, 1997, there were 70,000 stock options with dividend equivalent rights granted to officers and trustees of the Trust. The Trust recorded expenses relating to the dividend equivalent rights of $123,000 in 1998 and $60,000 in 1997. As of December 31, 1998, there were 16,250 options exercisable under The Plan with an average exercise price, adjusted to give effect to the dividend equivalent rights, of $16.02 per share.

SFAS No. 123 requires the Trust to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995 and since there were no stock options granted by the Trust during 1995 or 1996, no pro forma disclosures are required. Using this approach, the Trust's net earnings and earnings per share would have been the pro forma amounts indicated below:


Year Ended December 31                      1998                        1997
--------------------------------------------------------------------------------
Net Income:
         As Reported                     $14,337,000                $13,967,000
         Pro Forma                       $14,201,000                $13,898,000

Earnings Per Share:
  As Reported:
         Basic                           $      1.60                $      1.56
         Diluted                         $      1.60                $      1.56

Pro Forma:
         Basic                           $      1.59                $      1.55
         Diluted                         $      1.58                $      1.55

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the three option grants that occurred during 1998 and 1997:

Year Ended December 31                   1998                 1997
----------------------------------------------------------------------------

Volatility                               15%                   15%
Interest rate                          5% - 6%                6.5%
Expected life (years)                   7.9                   7.9
Forfeiture rate                          2%                   2%
----------------------------------------------------------------------------

Stock-based compensation costs on a pro forma basis would have reduced net income by $136,000 in 1998 and $69,000 in 1997. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

Stock options to purchase shares of beneficial interest have been granted to officers and directors of the Trust under various plans. Information with respect to these options is summarized as follows:

                                            Number of    Average Option        Range
        Outstanding Options                  Shares           Price          (High-Low)
--------------------------------------------------------------------------------------------
      Balance, January 1, 1996                95,000         $16.80        $16.875/$16.125
      Granted                                      0            N/A              N/A
      Exercised                              (36,976)        $16.84        $16.875/$16.125
      Cancelled                                    0            N/A              N/A

--------------------------------------------------------------------------------------------
      Balance, January 1, 1997                58,024         $16.77        $16.875/$16.125
      Granted                                 70,000        $18.625        $18.625/$18.625
      Exercised                                    0            N/A              N/A
      Cancelled                                    0            N/A              N/A

--------------------------------------------------------------------------------------------
      Balance, January 1, 1998               128,024         $17.79        $18.625/$16.125
      Granted                                  7,500         $19.40       $21.4375/$18.375
      Exercised                                 (625)       $18.625        $18.625/$18.625
      Cancelled                               (4,375)       $18.625        $18.625/$18.625
--------------------------------------------------------------------------------------------
                                             130,524         $17.85       $21.4375/$16.125
--------------------------------------------------------------------------------------------

(8)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs:

         Name of LLC                                 Property Owned by LLC
       ----------------------                      ------------------------------------
         DSMB Properties                             Desert Samaritan Hospital MOBs
         DVMC Properties                             Desert Valley Medical Center MOBs
         Parkvale Properties                         Maryvale Samaritan Hospital MOBs
         Suburban Properties                         Suburban Medical Center MOBs
         Litchvan Investments                        Samaritan West Valley Medical Center
         Paseo Medical Properties II                 Thunderbird Paseo Medical Plaza
         Willetta Medical Properties                 Edwards Medical Plaza
         DesMed                                      Desert Springs Medical Plaza
         PacPal Investments                          Pacifica Palms Medical Plaza
         RioMed Investments                          Rio Rancho Medical Center
         West Highland Holdings                      St. Jude Heritage Health Complex

                                                                                       December 31,
                                                                           -----------------------------------
                                                                             1998                      1997
                                                                           -----------------------------------
                                                                                  (amounts in thousands)
   Net property                                                             $95,732                   $54,536
   Other assets                                                               5,430                     4,164
   Liabilities and third-party debt                                          58,118                    44,261
   Loans payable to the Trust                                                 9,980                     -----
   Equity                                                                    33,063                    14,439
   UHT's share of equity                                                     28,185                    11,075

                                                                              For the Year Ended December 31,
                                                                           -----------------------------------
                                                                               1998                      1997
                                                                           -----------------------------------
                                                                                  (amounts in thousands)
   Revenues                                                                 $12,942                    $8,135
   Operating expenses                                                         4,677                     2,727
   Depreciation & amortization                                                2,450                     1,846
   Interest, net                                                              4,133                     3,093
   Net income                                                                 1,682                       469
   UHT's share of net income                                                  1,537                       445

As of December 31, 1998, these LLCs had $56.1 million of non-recourse debt payable to third-party lending institutions. The loans payable to the Trust earned interest at a combined average annual rate of 9% during 1998 and are expected to be fully repaid to the Trust during 1999 once the LLCs secure long-term, third-party financing.

Aggregate maturities of non-recourse debt payable to third-parties is as follows:

                                          1999                $10,241
                                          2000                    914
                                          2001                  4,674
                                          2002                    934
                                          2003                  1,006
                                         Later                 38,312
                                                              -------
                                         Total                $56,081
                                                              =======

(9) Quarterly Results (unaudited)

                                                                            1998
------------------------------------------------------------------------------------------------------------------------
                                              First          Second          Third           Fourth
                                             Quarter         Quarter         Quarter         Quarter           Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                   $5,857,000      $5,793,000      $5,694,000      $5,890,000       $23,234,000

Net Income                                 $3,569,000      $3,528,000      $3,471,000      $3,769,000       $14,337,000

Earnings Per Share-Basic                        $0.40           $0.39           $0.39           $0.42             $1.60

Earnings Per Share-Diluted                      $0.40           $0.39           $0.39           $0.42             $1.60



                                                                           1997
------------------------------------------------------------------------------------------------------------------------
                                              First           Second          Third          Fourth
                                             Quarter         Quarter         Quarter         Quarter           Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                   $5,700,000      $5,769,000      $5,560,000      $5,735,000       $22,764,000

Net Income                                 $3,658,000      $3,550,000      $3,342,000      $3,417,000       $13,967,000

Earnings Per Share-Basic                        $0.41           $0.40           $0.37           $0.38             $1.56

Earnings Per Share-Diluted                      $0.41           $0.40           $0.37           $0.38             $1.56

                      Universal Health Realty Income Trust
                 Schedule II - Valuation and Qualifying Accounts

                                 Balance at     Charged to                   Balance
                                 beginning      costs and                     at end
 Description                     of period      expenses        Other (a)    of period

Reserve for Investment Losses:

Year ended December 31, 1998     $  89,000     $ 300,000     ($273,000)     $ 116,000
                                 =========     =========     =========      =========

Year ended December 31, 1997     $ 151,000     $ 227,000     ($289,000)     $  89,000
                                 =========     =========     =========      =========

Year ended December 31, 1996     $ 158,000     $ 220,000     ($227,000)     $ 151,000
                                 =========     =========     =========      =========


(a)  Amounts charged against the reserve.

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 1998
                             (amounts in thousands)

                                         Initial
                                         Cost to
                                        Universal         Cost          Gross amount
                                         Health       capitalized         at which
                                         Realty        Subsequent          carried                     Date of
                                         Income        to acquis-         at close          Accumu-     const-
                                          Trust          ition           of period           lated     ruction
                                                                                             Deprec-   or most
                                                                                             iation    recent             Average
                                              Building   Land &            Building &         as of  significant  Date  Depreciable
Description                            Land   & Improv.  Improv.   Land  Improvements Total  Dec. 31, expansion  Acquired    Life
                                                                                               1998    or reno-
                                                                                                        vation
-----------------------------------------------------------------------------------------------------------------------------------
Virtue Street Pavilion                $1,825    $9,445         -   $1,770    $9,445  $11,215   $3,244      1975    1986    35 Years
Chalmette Medical Center               2,000     7,473         -    2,000     7,473    9,473    2,365      1981    1988    34 Years
 Chalmette, Louisiana

Inland Valley Regional Medical Center
 Wildomar, California                  2,050    10,701     2,868    2,050    13,569   15,619    3,145      1986    1986    43 Years

McAllen Medical Center
 McAllen, Texas                        4,720    31,442    10,188    6,281    40,069   46,350    9,262      1994    1986    42 Years

Wellington Regional Medical Center
 West Palm Beach, Florida              1,190    14,652     4,822    1,663    19,001   20,664    4,349      1986    1986    42 Years

The Bridgeway
 North Little Rock, Arkansas             150     5,395       499      150     5,894    6,044    2,004      1983    1986    35 Years

Meridell Achievement Center
 Austin, Texas                         1,350     3,782     4,139    1,350     7,921    9,271    2,743      1991    1986    28 Years

Tri-State Rehabilitation Hospital
 Evansville, Indiana                     500     6,945     1,062      500     8,007    8,507    1,819      1993    1989    40 Years

Vencor Hospital - Chicago
 Chicago, Illinois                       158     6,404     1,907      158     8,311    8,469    3,559      1993    1986    25 Years

Fresno-Herndon Medical Plaza
 Fresno, California                    1,073     5,266        24    1,073     5,290    6,363      481      1992    1994    45 Years

Family Doctor's Medical Office Building
 Shreveport, Louisiana                    54     1,526       494       54     2,020    2,074      141      1991    1995    45 Years

Kelsey-Seybold Clinic at King's Crossing 439     1,618         -      439     1,618    2,057      117      1995    1995    45 Years
Professional Center at King's Crossing   439     1,837        43      439     1,880    2,319      127      1995    1995    45 Years
 Kingwood, Texas

Chesterbrook Academy
 Audubon, Pennsylvania                     -       996         -        -       996      996       59      1996    1996    45 Years

Carefree Learning Center
 New Britain, Pennsylvania               250       744         -      250       744      994       43      1991    1996    45 Years

Carefree Learning Center
 Uwchlan, Pennsylvania                   180       815         -      180       815      995       48      1992    1996    45 Years

Carefree Learning Center
 Newtown, Pennsylvania                   195       749         -      195       749      944       44      1992    1996    45 Years

The Southern Crescent Center           1,130     5,092        14    1,130     5,106    6,236      285      1994    1996    45 Years
The Southern Crescent Center II                              806      806         0      806        0      1998    1998    35 Years
 Riverdale, Georgia

The Cypresswood Professional Center
 Spring, Texas                           573     3,842       121      573     3,963    4,536      171      1997    1997    35 Years
                                     -------  --------   -------  -------  -------- --------  -------
            TOTALS                   $18,276  $118,724   $26,987  $21,061  $142,871 $163,932  $34,006
                                     =======  ========   =======  =======  ======== ========  =======

                                      F-20

                      Universal Health Realty Income Trust
                              Notes to Schedule III
                                December 31, 1998




(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1996 to December 31, 1998:


                                                  1998               1997             1996
                                            -------------      -------------     -------------
Balance at January 1                        $ 163,855,000      $ 158,083,000     $ 147,888,000
Additions and acquisitions                        158,000          4,526,000        10,195,000
Reclasses from construction in progress                --          1,246,000                --
Dispositions (a)                                  (81,000)                --                --
                                            -------------      -------------     -------------
Balance at December 31                      $ 163,932,000      $ 163,855,000     $ 158,083,000
                                            =============      =============     =============



(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1996 to December 31, 1998:


                                           1998              1997             1996
                                      ------------      ------------     ------------
Balance at January 1                  $ 30,280,000      $ 26,540,000     $ 22,986,000
Current year depreciation expense        3,807,000         3,740,000        3,554,000
Dispositions (a)                           (81,000)               --               --
                                      ------------      ------------     ------------
Balance at December 31                $ 34,006,000      $ 30,280,000     $ 26,540,000
                                      ============      ============     ============

(a) Consists of accumulated depreciation on demolished houses located on land cleared for construction of The Southern Crescent Center II, a new medical office building which is scheduled to open in the first quarter of 2000.




The aggregate cost basis and net book value of the properties for Federal income
tax  purposes  at  December  31,  1998  are   approximately   $153,000,000   and
$122,000,000, respectively.