Form 10-Q
period 1999-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1999-05-13
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common shares of beneficial interest outstanding at April 30, 1999 - 8,955,465

                            Page One of Fifteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
     Three Months Ended -- March 31, 1999 and 1998...................................................Three

Condensed Balance Sheets -- March 31, 1999
     and December 31, 1998............................................................................Four

Condensed Statements of Cash Flows
     Three Months Ended March 31, 1999 and 1998.......................................................Five

Notes to Condensed Financial Statements.................................................Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................Nine, Ten, Eleven, Twelve & Thirteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................Thirteen

PART II.  OTHER INFORMATION AND SIGNATURE ............................................. Fourteen & Fifteen

                            Page Two of Fifteen Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                                           THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                        1999              1998
                                                                                        ----              ----
Revenues (Note 2):

    Base rental - UHS facilities                                                       $3,443            $3,433
    Base rental - Non-related parties                                                   1,600             1,576
    Bonus rental                                                                          779               846
    Interest                                                                              234                 2
                                                                                       ------            ------
                                                                                        6,056             5,857
                                                                                       ------            ------

EXPENSES:

    Depreciation & amortization                                                           947               967
    Interest expense                                                                    1,021               743
    Advisory fees to UHS                                                                  300               273
    Other operating expenses                                                              528               453
                                                                                       ------            ------
                                                                                        2,796             2,436
                                                                                       ------            ------

    Income before equity in limited liability companies                                 3,260             3,421

    Equity in income of limited liability companies                                       668               148

                                                                                       ------            ------
          NET INCOME                                                                   $3,928            $3,569
                                                                                       ======            ======

      NET INCOME PER SHARE - BASIC                                                     $ 0.44            $ 0.40
                                                                                       ======            ======

      NET INCOME PER SHARE - DILUTED                                                   $ 0.44            $ 0.40
                                                                                       ======            ======

    Weighted average number of shares outstanding - basic                               8,953             8,952
    Weighted average number of share equivalents                                           25                24
                                                                                       ------            ------
    Weighted average number of shares and equivalents outstanding - diluted             8,978             8,976
                                                                                       ======            ======

The accompanying notes are an integral part of these financial statements.

                           Page Three of Fifteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                          MARCH 31,            DECEMBER 31,
ASSETS:                                                                     1999                   1998
                                                                            ----                   ----
                                                                         (unaudited)
REAL ESTATE INVESTMENTS:
    Buildings & improvements                                              $ 142,840             $ 142,871
    Accumulated depreciation                                                (34,947)              (34,006)
                                                                          ---------             ---------
                                                                            107,893               108,865
    Land                                                                     21,061                21,061
    Construction in progress                                                     28                    28
    Reserve for investment losses                                              (204)                 (116)
                                                                          ---------             ---------
        Net Real Estate Investments                                         128,778               129,838
                                                                          ---------             ---------

    Investments in and advances to limited liability companies               32,358                38,165

OTHER ASSETS:
    Cash                                                                        375                   572
    Bonus rent receivable from UHS                                              710                   681
    Rent receivable from non-related parties                                     88                    24
    Deferred charges and other assets, net                                      458                   126
                                                                          ---------             ---------
                                                                          $ 162,767             $ 169,406
                                                                          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
    Bank borrowings                                                       $  58,400             $  64,800
    Note payable to UHS                                                       1,234                 1,216
    Accrued interest                                                            258                   281
    Accrued expenses & other liabilities                                      1,082                 1,300
    Tenant reserves, escrows, deposits and prepaid rents                        459                   374

    Minority interest                                                            85                    87

SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest,
      $.01 par value; 5,000,000 shares authorized;
      none outstanding                                                         --                    --
    Common shares, $.01 par value;
      95,000,000 shares authorized; issued
      and outstanding: 1999 - 8,955,465
      1998 - 8,955,465                                                           90                    90
    Capital in excess of par value                                          128,688               128,685
    Cumulative net income                                                   130,386               126,458
    Cumulative dividends                                                   (157,915)             (153,885)
                                                                          ---------             ---------
              Total Shareholders' Equity                                    101,249               101,348
                                                                          ---------             ---------
                                                                          $ 162,767             $ 169,406
                                                                          =========             =========

The accompanying notes are an integral part of these financial statements.

                           Page Four of Fifteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Condensed Statements of Cash Flows
                       (amounts in thousands, unaudited)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1999                 1998
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $  3,928             $  3,569
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                                947                  967
            Amortization of interest rate cap                                           31                   31
       Changes in assets and liabilities:
            Rent receivable                                                            (93)                (147)
            Accrued expenses & other liabilities                                      (135)                   3
            Tenant escrows, deposits & prepaid rents                                    85                  174
            Accrued interest                                                            23                  (22)
            Deferred charges & other                                                    64                   37
                                                                                  --------             --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,850                4,612
                                                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in limited liability companies                                   (1,243)             (12,842)
       Repayment of advances received from limited liability companies               6,890                 --
       Capital expenditures, net of dispositions                                      (258)                (142)
       Cash distributions in excess of income from LLCs                                160                  222
                                                                                  --------             --------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    5,549              (12,762)
                                                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings                                                          --                 11,300
       Repayments of long-term debt                                                 (6,400)                --
       Dividends paid                                                               (4,030)              (3,894)
       Payment of financing costs                                                     (166)                --
                                                                                  --------             --------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (10,596)               7,406
                                                                                  --------             --------

       Decrease in cash                                                               (197)                (744)
       Cash, beginning of period                                                       572                1,238
                                                                                  --------             --------
CASH, END OF PERIOD                                                               $    375             $    494
                                                                                  ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                                              $    995             $    717
                                                                                  ========             ========

See accompanying notes to these condensed financial statements.

                           Page Five of Fourteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)
(1)  GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

In this Quarterly Report on Form 10-Q the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 1999 and 1998, approximately 69% and 71%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 1999 and 1998:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 1999                  1998
                                                 ----                  ----
Base rental - UHS facilities                  $3,443,000            $3,433,000
Base rental - Non-related parties              1,600,000             1,576,000
                                              ----------            ----------

      Total base rental                        5,043,000             5,009,000
                                              ----------            ----------

Bonus rental - UHS facilities                    722,000               734,000
Bonus rental - Non-related parties                57,000               112,000
                                              ----------            ----------
       Total bonus rental                        779,000               846,000
                                              ----------            ----------

Interest - Non-related parties                   234,000                 2,000
                                              ----------            ----------
       Total revenues                         $6,056,000            $5,857,000
                                              ==========            ==========

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of March 31, 1999. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust's officers are all employees of UHS.

                            Page Six of Fifteen Pages

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1999. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. Advisory fees paid to UHS amounted to $300,000 and $273,000 for the three month periods ended March 31, 1999 and 1998, respectively.

(3)  DIVIDENDS

A dividend of $.45 per share or $4.0 million in the aggregate was declared by the Board of Trustees on March 8, 1999 and was paid on March 31, 1999 to shareholders of record as of March 15, 1999.

(4)  ACQUISITIONS

During the first quarter of 1999, the Trust paid $1.2 million to acquire a 95% interest in a limited liability company that owns the Santa Fe Professional Plaza. The Santa Fe Professional Plaza is a multi-tenant medical office building located near the campus of the Scottsdale Healthcare Shea Hospital in Scottsdale, Arizona.

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

The Trust expects to adopt Statement 133 in January 2000 and has not yet quantified the impact on its financial statements. However, the Statement could increase the volatility in earnings and other comprehensive income.

                           Page Seven of Fifteen Pages

(6) SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of March 31, 1999:

         Name of LLC                                 Property Owned by LLC
         -----------                                 ---------------------
         DSMB Properties                             Desert Samaritan Hospital MOBs
         DVMC Properties                             Desert Valley Medical Center MOBs
         Parkvale Properties                         Maryvale Samaritan Hospital MOBs
         Suburban Properties                         Suburban Medical Center MOBs
         Litchvan Investments                        Samaritan West Valley Medical Center
         Paseo Medical Properties II                 Thunderbird Paseo Medical Plaza
         Willetta Medical Properties                 Edwards Medical Plaza
         DesMed                                      Desert Springs Medical Plaza
         PacPal Investments                          Pacifica Palms Medical Plaza
         RioMed Investments                          Rio Rancho Medical Center
         West Highland Holdings                      St. Jude Heritage Health Complex
         Santa Fe Scottsdale                         Santa Fe Professional Plaza


                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------
                                                   1999                      1998
                                                   ----                      ----
                                                       (amounts in thousands)
   Revenues                                       $3,806                    $1,715
   Expenses                                        2,997                     1,539
   Net income                                        809                       176
   UHT's share of net income                         668                       148


As of March 31, 1999, these LLCs had approximately $63 million of non-recourse debt payable to third-party lending institutions and $3 million of loans payable to the Trust (net of $7 million of repayments received in 1999). The loans payable to the Trust earned interest at a combined average annual rate of 9.5% during first quarter of 1999 and are expected to be fully repaid to the Trust during 1999 once the LLCs secure long-term, third-party financing.

                           Page Eight of Fifteen Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance growth on favorable terms; the impact of Year 2000 issues; liability and other claims asserted against the Trust or operators of the Trust's facilities, and; other factors referenced in the Trust's 1998 10-K or herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

The Trust has investments in thirty-two facilities located in fourteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.45 per share or $4.0 million in the aggregate was paid on March 31, 1999.

For the quarters ended March 31, 1999 and 1998, net income totaled $3,928,000 and $3,569,000 or $.44 and $.40 per share (basic and diluted), on net revenues of $6,056,000 and $5,857,000, respectively. The $199,000 increase in net revenues during the 1999 first quarter as compared to the 1998 quarter was due primarily to an increase in interest income resulting from $10.0 million of short-term loans advanced to three separate LLCs in which the Trust has ownership interests.

                           Page Nine of Fifteen Pages

The Trust's share of the corresponding interest expense charged to the LLCs is recorded on the equity in income of limited liability companies line on the Condensed Statements of Income for the three months ended March 31, 1999. In March 1999, two LLCs made loan repayments to the Trust amounting to $6.9 million.

Interest expense increased $278,000 or 37% for the three months ended March 31, 1999 as compared to the comparable 1998 period due primarily to increased borrowings used to finance additional investments in 1998 and the first quarter of 1999. Depreciation and amortization expense decreased slightly for the three months ended March 31, 1999 compared to the comparable prior year period.

Other operating expenses increased $75,000 or 17% during the first quarter of 1999 as compared to the comparable prior year period due primarily to an increase in various operating expenses, including the expenses related to the maintenance of Lake Shore Hospital. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $241,000 for the three month ended March 31, 1999 and $231,000 for the three months ended March 31, 1998. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results for the three months ended March 31, 1999 and 1998 was $668,000 and $148,000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, increased 12% to $5.4 million for the three months ended March 31, 1999, as compared to $4.8 million in the comparable prior year quarter. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.9 million for the three months ended March 31, 1999 and $4.6 million for the three months ended March 31, 1998. The $238,000 net favorable change during the first quarter of 1999 as compared to the comparable prior year quarter was primarily attributable to: (i) a $339,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization and amortization of interest rate cap expense); (ii) a $138,000 unfavorable change in accrued expenses and other liabilities, and;
(iii) $37,000 of other net favorable changes.

During the first three months of 1999, the $4.9 million of cash generated from operating activities, the $6.9 million of cash received for the repayments of two short-term loans advanced to separate LLCs during 1998 and the $200,000 reduction in cash were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) repay debt ($6.4 million); (iii) pay dividends ($4.0 million), and; (iv) finance capital expenditures and pay financing costs ($400,000).

                            Page Ten of Fifteen Pages

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

Subsequent to the first quarter of 1999, the Trust amended its revolving credit agreement, (the "Agreement") which matures in June, 2003, to increase its borrowing capacity to $100 million from $80 million. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to
 .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. As of March 31, 1999, the Trust had utilized approximately $62 million of borrowing capacity under the terms of its revolving credit agreement, as amended.

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

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 72% of the Trust's total revenues for the three year period ended December 31, 1998 (69% for the three month period ended March 31, 1999), were earned under the terms of the leases with wholly-owned subsidiaries of UHS.

UHS has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. UHS has completed its assessment of its major financial and clinical software and believes that such software is substantially Year 2000 compliant. As to certain peripheral software, UHS has scheduled upgrades to be completed by June, 1999. For its biomedical equipment, UHS expects to complete the assessment phase of its Year 2000 analysis by early in the second quarter of 1999. UHS believes that Year 2000 related remediation costs incurred through March 31, 1999 have not had a material impact on its results of operations. However, UHS is not able to reasonably estimate the total capital costs to be incurred for equipment replacement since the equipment analysis phase has not yet been completed. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to UHS's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred.

                          Page Eleven of Fifteen Pages

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

This Year 2000 assessment is based on information currently available to UHS and the Trust, and UHS and the Trust will revise its assessment as it implements its Year 2000 strategy. UHS can provide no assurance that applications and equipment UHS believes to be Year 2000 compliant will not experience difficulties or that UHS will not experience difficulties obtaining resources needed to make modifications to or replace its affected systems and equipment. Failure by UHS or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on its results of operations, its ability to provide health care services and on UHS's ability to meet its obligations under the terms of its leases with the Trust. Consequently, the Trust can give no assurances that issues related to Year 2000 will not have a material adverse effect on it's financial condition or results of operations.

With respect to the Trust's non-UHS properties, an assessment was conducted by the Trust which covered the compliance efforts of the tenants and based upon the responses received, these tenants do not expect Year 2000 related issues to have a material impact on their operations. Management of the Trust will continue to monitor the Year 2000 compliance efforts of its non-related tenants as well as the effects of potential non-compliance.

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

                          Page Twelve of Fifteen Pages

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures in 1999. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1998.

                         Page Thirteen of Fifteen Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 REVOLVING CREDIT AGREEMENT as of April 30, 1999 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, (ii) VARIOUS FINANCIAL INSTITUTIONS and (iii) FIRST UNION NATIONAL BANK, as administrative agent for the Banks.

     27. Financial Data Schedule


All other items of this report are inapplicable.

                         Page Fourteen of Fifteen Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  13, 1999                   UNIVERSAL HEALTH REALTY INCOME TRUST
                                       (Registrant)




                                       /s/ Kirk E. Gorman
                                       ----------------------------------------
                                       Kirk E. Gorman, President,
                                       Chief Financial Officer, Secretary and
                                       Trustee

                                       (Principal Financial Officer and Duly
                                       Authorized Officer.)

                          Page Fifteen of Fifteen Pages