Form 10-Q
period 1999-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1999-08-13
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (MARK ONE)
                    ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common shares of beneficial interest outstanding at July 31, 1999 - 8,958,726





                            Page One of Sixteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X

PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.

Item 1.  Financial Statements

Condensed Statements of Income
     Three and Six Months Ended -- June 30, 1999 and 1998..............                                     Three

Condensed Balance Sheets -- June 30, 1999
     and December 31, 1998.............................................                                      Four

Condensed Statements of Cash Flows
     Six Months Ended June 30, 1999 and 1998...........................                                      Five

Notes to Condensed Financial Statements................................                        Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...............................       Nine, Ten, Eleven, Twelve & Thirteen

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...                                  Fourteen

PART II.  OTHER INFORMATION AND SIGNATURE .............................                         Fifteen & Sixteen


                            Page Two of Sixteen Pages

                          Part I. Financial Information
                      Universal Health Realty Income Trust
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months         Six Months
                                                            Ended June 30,     Ended June 30,
                                                            --------------     --------------
                                                            1999      1998      1999      1998
                                                          -------   -------   -------   -------
Revenues (Note 2):
  Base rental - UHS facilities                            $ 3,444   $ 3,444   $ 6,887   $ 6,877
  Base rental - Non-related parties                         1,647     1,576     3,247     3,152
  Bonus rental                                                747       771     1,526     1,617
  Interest                                                     47         2       281         4
                                                          -------   -------   -------   -------
                                                            5,885     5,793    11,941    11,650
                                                          -------   -------   -------   -------


Expenses:

  Depreciation & amortization                                 948     1,017     1,895     1,984
  Interest expense                                            919       905     1,940     1,648
  Advisory fees to UHS                                        299       290       599       563
  Other operating expenses                                    486       457     1,014       910
                                                          -------   -------   -------   -------
                                                            2,652     2,669     5,448     5,105
                                                          -------   -------   -------   -------

  Income before equity in limited liability companies       3,233     3,124     6,493     6,545

  Equity in income of limited liability companies             578       404     1,246       552

                                                          -------   -------   -------   -------
  Net Income                                              $ 3,811   $ 3,528   $ 7,739   $ 7,097
                                                          =======   =======   =======   =======


  Net Income per share - basic                            $  0.43   $  0.39   $  0.86   $  0.79
                                                          =======   =======   =======   =======

  Net Income per share - diluted                          $  0.42   $  0.39   $  0.86   $  0.79
                                                          =======   =======   =======   =======

  Weighted average number of shares outstanding - basic     8,953     8,952     8,953     8,952
  Weighted average number of share equivalents                 26        22        25        23
                                                          -------   -------   -------   -------
  Weighted average number of shares and equivalents
     outstanding - diluted                                  8,979     8,974     8,978     8,975
                                                          =======   =======   =======   =======


The accompanying notes are an integral part of these financial statements.



                          Page Three of Sixteen Pages

                      Universal Health Realty Income Trust
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                      June 30,       December 31,
Assets:                                                                 1999             1998
-------                                                                 ----             ----
                                                                    (unaudited)
Real Estate Investments:
    Buildings & improvements                                         $ 142,855        $ 142,871
    Accumulated depreciation                                           (35,888)         (34,006)
                                                                     ---------        ---------
                                                                       106,967          108,865
    Land                                                                21,061           21,061
    Construction in progress                                               304               28
    Reserve for investment losses                                         (186)            (116)
                                                                     ---------        ---------
    Net Real Estate Investments                                        128,146          129,838
                                                                     ---------        ---------

    Investments in and advances to limited liability companies          36,243           38,165

Other Assets:
    Cash                                                                   432              572
    Bonus rent receivable from UHS                                         694              681
    Rent receivable from non-related parties                                35               24
    Deferred charges and other assets, net                                 246              126
                                                                     ---------        ---------
                                                                     $ 165,796        $ 169,406
                                                                     =========        =========

Liabilities and Shareholders' Equity:

Liabilities:
    Bank borrowings                                                  $  61,400        $  64,800
    Note payable to UHS                                                  1,252            1,216
    Accrued interest                                                       336              281
    Accrued expenses & other liabilities                                 1,165            1,300
    Tenant reserves, escrows, deposits and prepaid rents                   452              374

    Minority interest                                                       82               87

Shareholders' Equity:
    Preferred shares of beneficial interest,
    $.01 par value; 5,000,000 shares authorized;
    none outstanding                                                        --               --
    Common shares, $.01 par value;
    95,000,000 shares authorized; issued
    and outstanding: 1999 - 8,958,726
    1998 - 8,955,465                                                        90               90
    Capital in excess of par value                                     128,767          128,685
    Cumulative net income                                              134,197          126,458
    Cumulative dividends                                              (161,945)        (153,885)
                                                                     ---------        ---------
               Total Shareholders' Equity                              101,109          101,348
                                                                     ---------        ---------
                                                                     $ 165,796        $ 169,406
                                                                     =========        =========


The accompanying notes are an integral part of these financial statements.

                           Page Four of Sixteen Pages

                      Universal Health Realty Income Trust
                       Condensed Statements of Cash Flows
                        (amounts in thousands, unaudited)



                                                                         Six months ended June 30,
                                                                         -------------------------
                                                                            1999            1998
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  7,739        $  7,097
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation & amortization                                               1,895           1,984
   Amortization of interest rate cap                                            62              62
   Changes in assets and liabilities:
   Rent receivable                                                             (24)            (15)
   Accrued expenses & other liabilities                                        (52)             58
   Tenant escrows, deposits & deferred rents                                    78             162
   Accrued interest                                                             55              11
   Deferred charges & other                                                     86             (36)
                                                                          --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               9,839           9,323
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in limited liability companies                               (8,512)        (13,328)
   Repayments of advances received from limited liability companies         10,041              --
   Capital expenditures, net of dispositions                                  (343)           (121)
   Cash distributions in excess of income from LLCs                            397             482
                                                                          --------        --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     1,583         (12,967)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                        --          10,700
   Repayments of long-term debt                                             (3,400)             --
   Dividends paid                                                           (8,060)         (7,789)
   Issuance of shares of beneficial interest                                    64              --
   Payment of financing costs                                                 (166)             --
                                                                          --------        --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (11,562)          2,911
                                                                          --------        --------

     Decrease in cash                                                         (140)           (733)
     Cash, beginning of period                                                 572           1,238
                                                                          --------        --------
        CASH, END OF PERIOD                                               $    432        $    505
                                                                          ========        ========



         Supplemental disclosures of cash flow information:
                          Interest paid                                   $  1,787        $  1,541




See accompanying notes to these condensed financial statements.


                           Page Five of Sixteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)

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

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 71% for both three month periods ended June 30, 1999 and 1998 and 70% and 71% for the six month periods ended June 30, 1999 and 1998, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 1999 and 1998:

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                                     --------                     --------
                                                              (IN THOUSANDS)
                                               1999         1998           1999          1998
                                               ----         ----           ----          ----
Base rental - UHS facilities                 $ 3,444       $ 3,444       $ 6,887       $ 6,877
Base rental - Non-related parties              1,647         1,576         3,247         3,152
                                             -------       -------       -------       -------
     Total base rental                         5,091         5,020        10,134        10,029
                                             -------       -------       -------       -------

Bonus rental - UHS facilities                    709           654         1,431         1,388
Bonus rental - Non-related parties                38           117            95           229
                                             -------       -------       -------       -------
     Total bonus rental                          747           771         1,526         1,617
                                             -------       -------       -------       -------

Interest - Non-related parties                    47             2           281             4
                                             -------       -------       -------       -------
     Total revenues                          $ 5,885       $ 5,793       $11,941       $11,650
                                             =======       =======       =======       =======

UHS owned approximately 8% of the Trust's outstanding shares of beneficial interest as of June 30, 1999. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust's officers are all employees of UHS.

                            Page Six of Sixteen Pages

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1999. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. Advisory fees paid to UHS amounted to $299,000 and $290,000 for the three months ended June 30, 1999 and 1998 and $599,000 and $563,000 for the six month periods ended June 30, 1999 and 1998, respectively.

(3)  DIVIDENDS

A dividend of $.45 per share or $4.0 million in the aggregate was declared by the Board of Trustees on June 2, 1999 and was paid on June 30, 1999 to shareholders of record as of June 15, 1999. Pursuant to the terms of the Dividend Reinvestment and Share Purchase Plan established in the second quarter of 1999, $64,000 of the second quarter 1999 dividend was distributed in the form of 3,261 newly issued shares.

(4)  ACQUISITIONS

During the second quarter of 1999, the Trust paid $5.0 million to acquire a 98% interest in a limited liability company that owns the Summerlin Hospital Medical Office Building, which was constructed in 1997 and is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. Summerlin Hospital Medical Center is owned by a limited liability company in which UHS holds a 72% ownership interest. Summerlin Hospital Medical Office Building was owned by this same limited liability company prior to the sale to the limited liability company in which the Trust holds a 98% ownership interest. Additionally, during the second quarter of 1999, the Trust paid $1.6 million for a 75% interest in a limited liability company that owns the East Mesa Medical Center, which is comprised of two separate medical office buildings, located near the Valley Lutheran Hospital in Mesa, Arizona.

(5) NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 for one year until January 1, 2001. The Registrant does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

The Trust expects to adopt Statement 133 in January 2001 and has not yet quantified the impact on the financial statements. However, the Statement could increase the volatility in earnings and other comprehensive income.

                           Page Seven of Sixteen Pages

(6)     SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of June 30, 1999:

     Name of LLC                    Property Owned by LLC

     DSMB Properties                Desert Samaritan Hospital MOBs
     DVMC Properties                Desert Valley Medical Center MOBs
     Parkvale Properties            Maryvale Samaritan Hospital MOBs
     Suburban Properties            Suburban Medical Center MOBs
     Litchvan Investments           Samaritan West Valley Medical Center
     Paseo Medical Properties II    Thunderbird Paseo Medical Plaza
     Willetta Medical Properties    Edwards Medical Plaza
     DesMed                         Desert Springs Medical Plaza
     PacPal Investments             Pacifica Palms Medical Plaza
     RioMed Investments             Rio Rancho Medical Center
     West Highland Holdings         St. Jude Heritage Health Complex
     Santa Fe Scottsdale            Santa Fe Professional Plaza
     653 Town Center Investments    Summerlin Hospital Medical Office Building
     Bayway Properties              East Mesa Medical Center

                                 FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                 -------------------------------------------

                                 1999         1998         1999         1998
                                 -------------------------------------------
                                            (amounts in thousands)
Revenues                        $4,562       $4,081       $8,368       $5,796
Expenses                         3,917        3,696        6,914        5,235
Net Income                         645          385        1,454          561
UHT's share of net income          578          404        1,246          552


As of June 30, 1999, these LLCs had approximately $79 million of non-recourse debt payable to third-party lending institutions. Upon securing long-term, third-party financing, these LLCs repaid loans payable to the Trust totaling $10 million during the six month period ended June 30, 1999. While outstanding, the loans payable to the Trust earned interest at a combined average annual rate of 10.0% during the 1999 six month period.








                           Page Eight of Sixteen Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance growth on favorable terms; the impact of Year 2000 issues; liability and other claims asserted against the Trust or operators of the Trust's facilities, and; other factors referenced in the Trust's 1998 10-K or herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. Additionally, management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial or renewed lease terms. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

The Trust has investments in thirty-four facilities located in fourteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings.

The second quarter dividend of $.45 per share or $4.0 million in the aggregate was paid on June 30, 1999.

For the quarters ended June 30, 1999 and 1998, net income totaled $3,811,000 and $3,528,000 or $.42 and $.39 per diluted share, on net revenues of $5,885,000 and $5,793,000, respectively. For the six months ended June 30, 1999 and 1998, net income totaled $7,739,000 and $7,097,000 or $.86 and $.79 per diluted share on net revenues of $11,941,000 and $11,650,000, respectively.

                           Page Nine of Sixteen Pages

The $92,000 increase in net revenues during the 1999 second quarter as compared to the 1998 quarter was due primarily to $45,000 of interest income earned on short-term loans advanced to three separate LLCs in which the Trust has ownership interests (all loans were fully repaid to the Trust during 1999), as well as a $55,000 increase in bonus rentals from UHS facilities. The $291,000 increase in net revenues for the six months ended June 30, 1999 over the comparable prior year period was due primarily to $277,000 of interest income earned on short-term loans advanced to three separate LLCs in which the Trust has ownership interests.

Interest expense remained relatively unchanged for the three months ended June 30, 1999 and increased $292,000 or 18% for the six months ended June 30, 1999 as compared to the comparable prior year periods. The increase in interest expense for the six months of 1999 compared to the 1998 six month period is due primarily to increased borrowings used to finance additional investments during 1998 and the first six months of 1999.

Depreciation and amortization expense decreased $69,000 for the three months ended June 30, 1999 and $89,000 for the six months ended June 30, 1999 compared to the comparable prior year periods due primarily to the 1998 second quarter including an additional $45,000 of amortization expense to write-off the remaining financing costs related to the Trust's old revolving credit agreement which was terminated and replaced with a new revolving credit facility during the second quarter of 1998.

Other operating expenses increased $29,000 or 6% during the second quarter of 1999 and increased $104,000 or 11% during the 1999 six month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $249,000 and $232,000 for the three month periods ended June 30, 1999 and 1998, respectively, and $483,000 and $463,000 for the six month periods ended June 30, 1999 and 1998, respectively. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was $578,000 and $404,000 for the three months ended June 30, 1999 and 1998 and $1,246,000 and $552,000 for the six months ended June 30, 1999 and 1998, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $5.4 million and $4.9 million for the three months ended June 30, 1999 and 1998 and $10.8 million and $9.8 million for the six months ended June 30, 1999 and 1998, respectively. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies.

FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.




                            Page Ten of Sixteen Pages

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 1999 and $9.3 million for the six months ended June 30, 1998. The $516,000 net favorable change during the first six months of 1999 as compared to the comparable prior year period was primarily attributable to: (i) a $553,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization and amortization of interest rate cap expense), and;
(ii) $37,000 of other net unfavorable changes.

During the first six months of 1999, the $9.8 million of cash generated from operating activities, the $10.0 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998 and the $140,000 reduction in cash were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million); (iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million); (iv) repay debt ($3.4 million);
(v) finance capital expenditures and pay financing costs ($500,000), and; (vi) pay dividends ($8.1 million).

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

During the second quarter of 1999, UHT amended its revolving credit agreement which matures in 2003, to increase its borrowing capacity to $100 million from $80 million. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. As of June 30, 1999, the Trust had approximately $35 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. Also during the second quarter of 1999, the Trust created a Dividend Reinvestment and Share Purchase Plan pursuant to the terms of which up to 900,000 newly issued shares of beneficial interest are authorized for issuance. During the second quarter of 1999, 3,261 shares were issued pursuant to the terms of this plan.

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


                          Page Eleven of Sixteen Pages

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 71% for both three month periods ended June 30, 1999 and 1998, and 70% and 71% for the six month periods ended June 30, 1999 and 1998, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS.

UHS has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. UHS has completed its assessment of its major financial, clinical and peripheral software and believes that such software is substantially Year 2000 compliant. UHS also believes its biomedical equipment is substantially Year 2000 compliant and it will replace equipment that is not year 2000 compliant before year end. UHS believes that Year 2000 related remediation costs incurred through June 30, 1999 have not had a material impact on its results of operations. UHS also believes that the total capital costs to be incurred for equipment replacement will not have a material impact on its results of operations. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to UHS's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. UHS has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodate within that budget. UHS presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of UHS and UHS's ability to meet its obligations under the terms of its lease with the Trust.

The majority of the software used by UHS is purchased from third parties. UHS is relying on software, (including UHS's major outsourcing vendor, which provides the financial and clinical applications for the majority of UHS's acute care facilities), hardware and other equipment vendors to verify Year 2000 compliance of their products. UHS also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical supplies and pharmaceuticals used in patient care; and, providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, UHS intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on UHS's results of operations and on its ability to provide health care services.

Each of UHS's hospitals has a disaster plan which will be reviewed as part of UHS's Year 2000 contingency planning process. However, no assurance can be given that UHS will be able to develop contingency plans which will enable each of its facilities to continue to operate in all circumstances.

This Year 2000 assessment is based on information currently available to UHS and the Trust, and UHS and the Trust will revise its assessment at it implements its Year 2000 strategy. UHS can provide no assurance that applications and equipment UHS believes to be Year 2000 compliant will not experience difficulties or that UHS will not experience difficulties obtaining resources needed to make modifications to or replace its affected systems and equipment. Failure by

                          Page Twelve of Sixteen Pages

UHS or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on it's results of operations, its ability to provide health care services and on UHS's ability o meet its obligations under the terms of its leases with the Trust. Consequently, the Trust can give no assurances that issues related to Year 2000 will not have a material adverse effect on it's financial condition or results of operations.

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

Based upon current information, the Trust believes that the risk posed by the foreseeable Year 2000 related problems with its internal systems, (including both information and non-information systems) is minimal. Year 2000 related problems at certain third-party payors, service providers and non-related tenants is greater, however based upon current information, the Trust does not believe such problems will have a material effect on its operations. While the Trust believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Trust or tenants of the Trust's properties will be successful in identifying and assessing all compliance issues, or that the efforts of the Trust or tenants of the Trust's properties to remedy all Year 2000 compliance issues will be effective such that they will not have material adverse effects on the Trust's business or results of operations.






                         Page Thirteen of Sixteen Pages

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures in 1999 other than the changes as disclosed below. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1998.

As of December 31, 1998, the Trust had three outstanding swap agreements for notional principal amounts of $5 million (matured in May, 1999), $1.6 million (matures in May 2001) and $4 million (matures in July, 2002). These swaps effectively fixed the interest rate on $10.6 million of variable rate debt at 7.6% including the revolver spread of .625%. Also as of December 31, 1998, the Trust had an interest rate cap, which fixed the maximum rate on $15 million of variable rate revolving credit notes at 7.6% including the revolver spread of
 .625%, which expired in June, 1999. In May, 1999, the Trust entered into a new swap agreement for a notional principal amount of $10 million. Subsequent to the second quarter of 1999, the Trust entered into an additional swap agreement for a notional principal amount of $10 million. These swaps, including the swap agreement entered into subsequent to the second quarter of 1999, effectively fix the interest rate on $25.6 million of variable rate debt at 6.6%, including the revolver spread of .625%

The table below presents updated information about the Trust's interest rate swap agreements as of June 30, 1999, including the swap agreement with a $10 million notional principal amount entered into subsequent to the second quarter of 1999:

                  Maturity Date, Fiscal Year Ending December 31

                                                                                                    There-
(Dollars in thousands)            2000       2001         2002     2003        2004                 after           Total
                                  ----       ----         ----     ----        ----                 -----           -----
Interest rate swaps:
  Pay fixed/receive
    variable notional amounts             $   1,580    $   4,000            $  10,000(a)        $  10,000(b)       $25,580
  Average pay rate                             6.89%        6.69%                 5.7%                5.9%
  Average receive rate                      3 Month      6 Month              3 Month             3 Month
                                             LIBOR         LIBOR                LIBOR               LIBOR

     (a)  Counterparty has the right to cancel in 2002.

     (b)  Counterparty has the right to cancel in 2004.



                         Page Fourteen of Sixteen Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust (the "Trust") at the Annual Meeting of Shareholders on June 1, 1999.

(b)  Not applicable.

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust's shareholders, were approved by the votes indicated:

     Election by holders of Trust shares of two Class I Trustees

                                                      Alan B. Miller              Myles H. Tanenbaum
                                                      --------------              ------------------
     Votes cast in favor                                   6,817,326                  6,815,984
     Votes withheld                                          144,657                    145,999


     Shareholder proposal to request that the Board of Trustees adopt and submit for shareholder approval an amendment to the Trusts' Declaration of Trust regarding the qualifications of Independent Trustees.

     Votes cast in favor                                           557,820
     Votes cast against                                            698,692
     Votes abstained                                                80,213


(d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Dividend Reinvestment and Share Purchase Plan is hereby incorporated by reference from Registration Statement Form S-3, Registration No. 333-81763, as filed on June 28, 1999.

     27.  Financial Data Schedule


All other items of this report are inapplicable.






                          Page Fifteen of Sixteen Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1999                  UNIVERSAL HEALTH REALTY INCOME TRUST
                                        (Registrant)




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


                          Page Sixteen of Sixteen Pages