Form 10-Q
period 1999-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 1999-11-15
CIK 798783

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
             ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------
                          Commission file number 1-9321

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                   MARYLAND                              23-6858580
         -------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                   KING OF PRUSSIA, PENNSYLVANIA          19406
              ---------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common shares of beneficial interest outstanding at October 31, 1999 - 8,964,552



                           Page One of Seventeen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X

PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
Item 1.  Financial Statements

Condensed Statements of Income
     Three and Nine Months Ended -- September 30, 1999 and 1998 ........................................    Three

Condensed Balance Sheets -- September 30, 1999
     and December 31, 1998 .............................................................................     Four

Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1999 and 1998 .....................................................     Five

Notes to Condensed Financial Statements .............................................    Six, Seven, Eight & Nine

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................    Ten, Eleven, Twelve, Thirteen & Fourteen

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ................................     Fifteen

PART II.  OTHER INFORMATION AND SIGNATURE ................................................    Sixteen & Seventeen




                           Page Two of Seventeen Pages

                          PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                         Condensed Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                               THREE MONTHS                       NINE MONTHS
                                                              ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                        ------------------------------     ------------------------------
                                                             1999             1998              1999             1998
                                                        --------------    ------------     --------------    ------------
REVENUES (Note 2):
------------------
Base rental - UHS facilities                                    $3,443          $3,443            $10,330         $10,320
Base rental - Non-related parties                                1,684           1,597              4,931           4,749
Bonus rental                                                       655             652              2,181           2,269
Interest                                                             -               2                281               6
                                                        --------------    ------------     --------------    ------------
                                                                 5,782           5,694             17,723          17,344
                                                        --------------    ------------     --------------    ------------


EXPENSES:
---------
Depreciation & amortization                                        946             962              2,841           2,946
Interest expense                                                   970             892              2,910           2,540
Advisory fees to UHS                                               306             291                905             854
Other operating expenses                                           333             485              1,347           1,395
Provision for investment losses, net                             1,583               -              1,583               -
                                                        --------------    ------------     --------------    ------------
                                                                 4,138           2,630              9,586           7,735
                                                        --------------    ------------     --------------    ------------

Income before equity in limited liability companies              1,644           3,064              8,137           9,609

Equity in income of limited liability companies                    622             407              1,868             959

                                                        --------------    ------------     --------------    ------------
                     NET INCOME                                 $2,266          $3,471            $10,005         $10,568
                                                        ==============    ============     ==============    ============



            NET INCOME PER SHARE - BASIC                         $0.25           $0.39              $1.12           $1.18
                                                        ==============    ============     ==============    ============

           NET INCOME PER SHARE - DILUTED                        $0.25           $0.39              $1.11           $1.18
                                                        ==============    ============     ==============    ============

Weighted average number of shares outstanding - basic            8,957           8,952              8,954           8,952
Weighted average number of share equivalents                        22              18                 24              21
                                                        --------------    ------------     --------------    ------------
Weighted average number of shares and equivalents
  outstanding - diluted                                          8,979           8,970              8,978           8,973
                                                        ==============    ============     ==============    ============


The accompanying notes are an integral part of these financial statements.



                          Page Three of Seventeen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)

                                                                            SEPTEMBER 30,                DECEMBER 31,
ASSETS:                                                                          1999                        1998
-------                                                                   -------------------         --------------------
                                                                             (unaudited)
REAL ESTATE INVESTMENTS:
  Buildings & improvements                                                         $140,279                     $142,871
  Accumulated depreciation                                                          (36,829)                     (34,006)
                                                                          -------------------         --------------------
                                                                                    103,450                      108,865
  Land                                                                               21,061                       21,061
  Construction in progress                                                              321                           28
                                                                          -------------------         --------------------
       Net Real Estate Investments                                                  124,832                      129,954
                                                                          -------------------         --------------------

  Investments in and advances to limited liability companies                         36,074                       38,165

OTHER ASSETS:
  Cash                                                                                  237                          572
  Bonus rent receivable from UHS                                                        660                          681
  Rent receivable from non-related parties                                               31                           24
  Deferred charges and other assets, net                                                 44                           10
                                                                          -------------------         --------------------
                                                                                   $161,878                     $169,406
                                                                          ===================         ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

LIABILITIES:
  Bank borrowings                                                                   $58,900                      $64,800
  Note payable to UHS                                                                 1,270                        1,216
  Accrued interest                                                                      569                          281
  Accrued expenses & other liabilities                                                1,236                        1,300
  Tenant reserves, escrows, deposits and prepaid rents                                  444                          374

  Minority interest                                                                      79                           87

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
       $.01 par value; 5,000,000 shares authorized;
       none outstanding                                                                  --                           --
  Common shares, $.01 par value;
       95,000,000 shares authorized; issued
       and outstanding: 1999 - 8,963,459
       1998 - 8,955,465                                                                  90                           90
  Capital in excess of par value                                                    128,848                      128,685
  Cumulative net income                                                             136,463                      126,458
  Cumulative dividends                                                             (166,021)                    (153,885)
                                                                          -------------------         --------------------
                  Total Shareholders' Equity                                         99,380                      101,348
                                                                          -------------------         --------------------
                                                                                   $161,878                     $169,406
                                                                          ===================         ====================

The accompanying notes are an integral part of these financial statements.




                          Page Four of Seventeen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                      ------------------------------------
                       Condensed Statements of Cash Flows
                       ----------------------------------
                        (amounts in thousands, unaudited)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                              ---------------------------------------
                                                                                1999                         1998
                                                                              ----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $10,005                      $10,568
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation & amortization                                                 2,841                        2,946
      Amortization of interest rate cap                                              62                           93
      Provision for investment losses, net                                        1,583                            -
   Changes in assets and liabilities:
      Rent receivable                                                                14                           75
      Accrued expenses & other liabilities                                           20                           90
      Tenant escrows, deposits & deferred rents                                      70                          192
      Accrued interest                                                              288                          105
      Deferred charges & other                                                      (54)                           3
                                                                              ----------                  -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 14,829                       14,072
                                                                              ----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in limited liability companies                                    (8,774)                     (13,329)
   Repayments of advances received from limited liability companies              10,041                            -
   Capital expenditures, net of dispositions                                       (366)                        (121)
   Proceeds received from sale of assets                                            998                            -
   Cash distributions in excess of income from LLCs                                 823                          760
                                                                              ----------                  -----------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        2,722                      (12,690)
                                                                              ----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                              -                        9,600
   Repayments of long-term debt                                                  (5,900)                           -
   Dividends paid                                                               (12,136)                     (11,730)
   Issuance of shares of beneficial interest                                        150                            -
                                                                              ----------                  -----------
       NET CASH USED IN FINANCING ACTIVITIES                                    (17,886)                      (2,130)
                                                                              ----------                  -----------

   Decrease in cash                                                                (335)                        (748)
   Cash, beginning of period                                                        572                        1,238
                                                                              ----------                  -----------
             CASH, END OF PERIOD                                                   $237                         $490
                                                                              ==========                  ===========


      Supplemental disclosures of cash flow information:
                   Interest paid                                                 $2,506                       $2,291



See accompanying notes to these condensed financial statements.


                          Page Five of Seventeen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

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

(2) RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

Approximately 71% and 72% for the three month periods ended September 30, 1999 and 1998 and 70% and 71% for the nine month periods ended September 30, 1999 and 1998, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 1999 and 1998:

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                        ------------------------              ------------------------
                                                         1999               1998              1999                1998
                                                         ----               ----              ----                ----
                                                                               (IN THOUSANDS)

Base rental - UHS facilities                           $ 3,443            $ 3,443           $ 10,330            $ 10,320
Base rental - Non-related parties                        1,684              1,597              4,931               4,749
                                                       -------            -------            -------             -------
     Total base rental                                   5,127              5,040             15,261              15,069
                                                       -------            -------            -------             -------

Bonus rental - UHS facilities                              655                652              2,086               2,040
Bonus rental - Non-related parties                           -                  -                 95                 229
                                                       -------            -------            -------             -------
     Total bonus rental                                    655                652              2,181               2,269
                                                       -------            -------            -------             -------

Interest - Non-related parties                               -                  2                281                   6
                                                       -------            -------            -------             -------
     Total revenues                                    $ 5,782            $ 5,694            $17,723             $17,344
                                                       =======            =======            =======             =======


UHS owned approximately 8% of the Trust's outstanding shares of beneficial interest as of September 30, 1999. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust's officers are all employees of UHS.

                           Page Six of Seventeen Pages

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 1999. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. Advisory fees paid to UHS amounted to $306,000 and $291,000 for the three months ended September 30, 1999 and 1998 and $905,000 and $854,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

(3) DIVIDENDS

A dividend of $.455 per share or $4.1 million in the aggregate was declared by the Board of Trustees on September 1, 1999 and was paid on September 30, 1999 to shareholders of record as of September 15, 1999. Pursuant to the terms of the Dividend Reinvestment and Share Purchase Plan established in the second quarter of 1999, $87,000 of the third quarter 1999 dividend was distributed in the form of 4,951 newly issued shares.

(4) SUBSEQUENT EVENTS

During the fourth quarter of 1999, the Trust acquired a single-tenant medical office building located in Las Vegas, Nevada for $1.6 million. The building is located on the campus of Valley Hospital Medical Center (a UHS majority-owned hospital that also owns and leases to the Trust the land on which the building is located) and is currently leased to the Orthopaedic Specialists of Nevada. Additionally, during the fourth quarter of 1999, the Trust acquired additional newly constructed assets from Chalmette Medical Center (a UHS owned facility) for $3.2 million.

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





                          Page Seven of Seventeen Pages

(6) SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of September 30, 1999:

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

                                                   FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------------
                                                   1999              1998             1999              1998
                                            -----------------------------------------------------------------------
                                                                   (amounts in thousands)
   Revenues                                      $4,918            $3,243          $13,286            $9,039
   Expenses                                       4,236             2,779           11,150             8,014
   Net Income                                       682               464            2,136             1,025
   UHT's share of net income                        622               407            1,868               959

As of September 30, 1999, these LLCs had approximately $78 million of non-recourse debt payable to third-party lending institutions. Upon securing long-term, third-party financing, these LLCs repaid loans payable to the Trust totaling $10 million during 1999. While outstanding, the loans payable to the Trust earned interest at a combined average annual rate of 10.0% during 1999.

(7) PROVISION FOR INVESTMENT LOSSES

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

During 1999, the operating performance declined significantly at one of the Trust's behavioral health services facilities operated by, and leased to, a wholly-owned subsidiary of UHS. Changes in CHAMPUS utilization and the increasing influence of managed care have led to shorter lengths of stay for patients at this facility which is operated as an adolescent residential treatment center. During the nine months ended September 30, 1999 patient days and average length of stay at this


                          Page Eight of Seventeen Pages
facility decreased 9% and 15%, respectively, as compared to the comparable prior year period. In the twelve month period ended September 30, 1999, this facility had earnings before interest, taxes, depreciation, amortization and base rental expense (EBITDAR) of 0.4 times the annual rent payable to the Trust. For the twelve month period ended December 31, 1998, this facility had EBITDAR of 1.1 times the rent payable to the Trust. The lease on this facility expires in 2000 and represented 6% and 5% of the Trust's rental revenue for the nine month period ended September 30, 1999 and twelve month period ended December 31, 1998, respectively. Management of the Trust can not predict whether the lease on the facility will be renewed, or if not renewed, on what terms the facility could be leased to UHS or a non-related party. However, management of the Trust has concluded that, based on an analysis of future cash flows, there has been a permanent impairment in the carrying value of this facility. As a result, the Trust recorded a $2.6 million provision for investment loss during the third quarter of 1999.

Also during the third quarter of 1999, the Trust sold the real estate assets of Lakeshore Hospital for net proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, this amount was recorded as a gain and netted against the provision for investment loss during the third quarter of 1999.




                          Page Nine of Seventeen Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance growth on favorable terms; the impact of Year 2000 issues; liability and other claims asserted against the Trust or operators of the Trust's facilities, and; other factors referenced in the Trust's 1998 10-K or herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust. Additionally, management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their initial or renewed lease terms (see Note 7 to Condensed Financial Statements). Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

The Trust has investments in thirty-five facilities located in fourteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings.

The third quarter dividend of $.455 per share or $4.1 million in the aggregate was paid on September 30, 1999.

For the quarters ended September 30, 1999 and 1998, net income totaled $2,266,000 and $3,471,000 or $.25 and $.39 per diluted share, on net revenues of $5,782,000 and $5,694,000, respectively. For the nine months ended September 30, 1999 and 1998, net income totaled $10,005,000 and $10,568,000 or $1.11 and $1.18 per diluted share on net revenues of $17,723,000 and $17,344,000, respectively.

                           Page Ten of Seventeen Pages

The $88,000 increase in net revenues during the 1999 third quarter as compared to the 1998 quarter was due primarily to an increase in base rental revenue from non-related parties. The $379,000 increase in net revenues for the nine months ended September 30, 1999 over the comparable prior year period was due primarily to: (i) $277,000 of interest income earned on short-term loans advanced to three separate LLCs in which the Trust has ownership interests; (ii) a $182,000 increase in base rentals from non-related parties; and (iii) a $88,000 decrease in bonus rent. The increases in base rentals and decreases in bonus rentals is primarily the result of the Tri-State Rehabilitation Hospital lease amendment commencing June 1, 1999. Pursuant to the terms of the lease, as amended, the minimum rent has been increased and the additional rent provision has been eliminated.

Interest expense increased $78,000 or 9% for the three months ended September 30, 1999 as compared to the comparable prior year period, and increased $370,000 or 15% for the nine months ended September 30, 1999 as compared to the comparable prior year period. The increase in interest expense for the three and nine months of 1999 as compared to the 1998 comparable periods was due primarily to increased borrowings used to finance additional investments during 1998 and the first nine months of 1999.

Depreciation and amortization expense remained relatively unchanged for the three months ended September 30, 1999 and decreased $105,000 for the nine months ended September 30, 1999 compared to the comparable prior year periods. The decrease during the 1999 nine month period as compared to the comparable 1998 period was due primarily to the 1998 second quarter including an additional $45,000 of amortization expense to write-off the remaining financing costs related to the Trust's old revolving credit agreement which was terminated and replaced with a new revolving credit facility during the second quarter of 1998.

Other operating expenses decreased $152,000 or 31% during the third quarter of 1999 and decreased $48,000 or 3% during the 1999 nine month period as compared to the comparable prior year periods. These decreases are primarily due to $165,000 of favorable adjustments recorded in the third quarter of 1999, adjusting expense reserves recorded in prior periods relating to Lakeshore Hospital, which was sold during the third quarter of 1999 for net cash proceeds of $998,000. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $249,000 and $269,000 for the three month periods ended September 30, 1999 and 1998, respectively, and $732,000 and $731,000 for the nine month periods ended September 30, 1999 and 1998, respectively. The majority of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

During the third quarter of 1999, the Trust recorded a provision for investment loss of $2.6 million related to a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS. Also during the 1999 third quarter, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss during the third quarter of 1999.

Included in the Trust's financial results was $622,000 and $407,000 for the three months ended September 30, 1999 and 1998 and $1,868,000 and $959,000 for the nine months ended September 30, 1999 and 1998, respectively, of income generated from the Trust's ownership in


                         Page Eleven of Seventeen Pages
limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments, amortization of interest rate cap expense and net provision for investment losses, totaled $5.4 million and $4.9 million for the three months ended September 30, 1999 and 1998 and $16.2 million and $14.7 million for the nine months ended September 30, 1999 and 1998, respectively. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies.

FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.8 million for the nine months ended September 30, 1999 and $14.1 million for the nine months ended September 30, 1998. The $757,000 net favorable change during the first nine months of 1999 as compared to the comparable prior year period was primarily attributable to:
(i) a $884,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization, amortization of interest rate cap expense and provision for investment loss, net) and; (ii) $127,000 of other net unfavorable changes.

During the first nine months of 1999, the $14.8 million of cash generated from operating activities, the $10.0 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998, the $823,000 of cash distributions in excess of income from LLCs, the $998,000 proceeds recorded from the sale of Lakeshore Hospital and the $335,000 reduction in cash were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million); (iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million); (iv) invest additional capital in existing LLCs ($1.0 million); (v) repay debt ($5.9 million); (vi) finance capital expenditures ($366,000), and; (vii) pay dividends ($12.1 million).

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

During the second quarter of 1999, UHT amended its revolving credit agreement which matures in 2003, to increase its borrowing capacity to $100 million from $80 million. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate,


                         Page Twelve of Seventeen Pages

Eurodollar rate and commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. As of September 30, 1999, the Trust had approximately $38 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. Also during the second quarter of 1999, the Trust created a Dividend Reinvestment and Share Purchase Plan pursuant to the terms of which up to 900,000 newly issued shares of beneficial interest are authorized for issuance. Since inception, 9,087 shares have been issued pursuant to the terms of this plan.

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

Management of the Trust recognizes the need to evaluate the impact on its operations of the change to calendar year 2000 and does not expect the total cost of required building related modifications to have a material impact on its results of operations. Approximately 71% and 72% for the three month periods ended September 30, 1999 and 1998, respectively, and 70% and 71% for the nine month periods ended September 30, 1999 and 1998, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS.

UHS has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. UHS has completed its assessment of its major financial, clinical and peripheral software and believes that such software is substantially Year 2000 compliant. UHS also believes its biomedical equipment is substantially Year 2000 compliant and it will replace equipment that is not Year 2000 compliant before year end. UHS believes that Year 2000 related remediation costs incurred through September 30, 1999 have not had a material impact on its results of operations. UHS also believes that the total capital costs to be incurred for equipment replacement will not have a material impact on its results of operations. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to UHS's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. UHS has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodate within that budget. UHS presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of UHS and UHS's ability to meet its obligations under the terms of its lease with the Trust.

The majority of the software used by UHS is purchased from third parties. UHS is relying on software, (including UHS's major outsourcing vendor, which provides the financial and clinical applications for the majority of UHS's acute care facilities), hardware and other equipment vendors to verify Year 2000 compliance of their products. UHS also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical

                        Page Thirteen of Seventeen Pages
supplies and pharmaceuticals used in patient care; and, providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, UHS intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on UHS's results of operations and on its ability to provide health care services.

UHS developed contingency plans for its hospitals that it believes will reduce disruption in service that may be caused by the Year 2000 problem. As part of the contingency plan, each hospital has a disaster plan, which is reviewed regularly. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans contemplate moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, the facility may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period. Despite these contingency plans no assurance can be given that UHS's facilities will be able to continue to operate in all circumstances.

This Year 2000 assessment is based on information currently available to UHS and the Trust, and UHS and the Trust will revise its assessment as it implements its Year 2000 strategy. UHS can provide no assurance that applications and equipment UHS believes to be Year 2000 compliant will not experience difficulties or that UHS will not experience difficulties obtaining resources needed to make modifications to or replace its affected systems and equipment. Failure by UHS or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on its results of operations, its ability to provide health care services and on UHS's ability to meet its obligations under the terms of its leases with the Trust. Consequently, the Trust can give no assurances that issues related to Year 2000 will not have a material adverse effect on its financial condition or results of operations.

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

                        Page Fourteen of Seventeen Pages

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures in 1999 other than the changes as disclosed below. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1998.

As of December 31, 1998, the Trust had three outstanding swap agreements for notional principal amounts of $5 million (matured in May, 1999), $1.6 million (matures in May 2001) and $4 million (matures in July, 2002). These swaps effectively fixed the interest rate on $10.6 million of variable rate debt at 7.6% including the revolver spread of .625%. Also as of December 31, 1998, the Trust had an interest rate cap, which fixed the maximum rate on $15 million of variable rate revolving credit notes at 7.6% including the revolver spread of
 .625%, which expired in June, 1999. In May, 1999, the Trust entered into a new swap agreement for a notional principal amount of $10 million. During the third quarter of 1999, the Trust entered into an additional swap agreement for a notional principal amount of $10 million. These swaps, including the swap agreement entered into subsequent to the second quarter of 1999, effectively fix the interest rate on $25.6 million of variable rate debt at 6.6%, including the revolver spread of .625%

The table below presents updated information about the Trust's interest rate swap agreements as of September 30, 1999, including the swap agreement with a $10 million notional principal amount entered into during the third quarter of 1999:

                  Maturity Date, Fiscal Year Ending December 31
                  ---------------------------------------------

                                                                                                   There-
(Dollars in thousands)                  2000        2001        2002        2003        2004        after        Total
                                        ----        ----        ----        ----        ----        -----        -----
Interest rate swaps:
  Pay fixed/receive
    variable notional amounts                      $1,580      $4,000                 $10,000(a)   $10,000(b)   $25,580
  Average pay rate                                   6.8%        6.6%                    5.7%         5.9%
  Average receive rate                             3 Month     6 Month                3 Month       3 Month
                                                    LIBOR       LIBOR                  LIBOR         LIBOR


(a) Counterparty has the right to cancel in 2002.
(b) Counterparty has the right to cancel in 2004.



                         Page Fifteen of Seventeen Pages

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27.    Financial Data Schedule


All other items of this report are inapplicable.





                         Page Sixteen of Seventeen Pages

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1999               UNIVERSAL HEALTH REALTY INCOME TRUST
                                       (Registrant)




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






                        Page Seventeen of Seventeen Pages