Form 10-K
period 1999-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2000-03-29
CIK 798783

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
                |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
              | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from ___________ to
                                  _____________
                           Commission File No. 1-9321

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

                    Yes   [x]               No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Aggregate market value of voting shares held by non-affiliates as of January 31, 2000: $139,644,750.
Number of shares of beneficial interest outstanding of registrant as of January 31, 2000: 8,991,563.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (incorporated by reference under Part III).

                                     PART I

         Item 1.  BUSINESS

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1999, the Trust had investments in thirty-six facilities located in thirteen states consisting of the following:

     Facility Name                              Location             Type of Facility                     Guarantor
----------------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Center                    (A)   Chalmette, LA      Acute Care                   Universal Health Services, Inc.
Virtue Street Pavilion                      (A)   Chalmette, LA      Rehabilitation               Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.         (A)   Wildomar, CA       Acute Care                   Universal Health Services, Inc.
McAllen Medical Center                      (A)   McAllen, TX        Acute Care                   Universal Health Services, Inc.
Meridell Achievement Center                 (A)   Austin, TX         Behavioral Health            Universal Health Services, Inc.
The Bridgeway                               (A)   N.Little Rock, AR  Behavioral Health            Universal Health Services, Inc.
Wellington Regional Medical Center          (A)   W.Palm Beach, FL   Acute Care                   Universal Health Services, Inc.
Vencor Hospital - Chicago                   (B)   Chicago, IL        Sub-Acute Care               Vencor, Inc.
Tri-State Rehabilitation Hospital           (B)   Evansville, IN     Rehabilitation               HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza                (B)   Fresno, CA         Medical Office Bldg.("MOB")                   ---
Family Doctor's Medical Office Bldg.        (B)   Shreveport, LA     MOB                          Columbia/HCA Healthcare Corp.
Kelsey-Seybold Clinic at Kings Crossing     (B)   Kingwood, TX       MOB                          St. Lukes & Methodist Health Sys.
Professional Bldgs. at Kings Crossing       (B)   Kingwood, TX       MOB                                            ---
Chesterbrook Academy                        (B)   Audubon, PA        Preschool & Childcare        Nobel Education Dynamics & Subs.
Carefree Learning Center                    (B)   New Britain, PA    Preschool & Childcare        Nobel Education Dynamics & Subs.
Carefree Learning Center                    (B)   Newtown, PA        Preschool & Childcare        Nobel Education Dynamics & Subs.
Carefree Learning Center                    (B)   Uwchlan, PA        Preschool & Childcare        Nobel Education Dynamics & Subs.
Southern Crescent Center                    (B)   Riverdale, GA      MOB                                            ---
Desert Samaritan Hospital MOBs              (C)   Phoenix, AZ        MOB                                            ---
Suburban Medical Center MOBs                (D)   Louisville, KY     MOB                                            ---
Maryvale Samaritan Hospital MOBs            (E)   Phoenix, AZ        MOB                                            ---
Desert Valley Medical Center MOB            (F)   Phoenix, AZ        MOB                                            ---
Thunderbird Paseo Medical Plaza             (G)   Glendale, AZ       MOB                                            ---
Cypresswood Professional Center             (H)   Houston, TX        MOB                                            ---
Samaritan West Valley Medical Ctr.          (I)   Goodyear, AZ       MOB, Imaging Ctr.                              ---
Edwards Medical Plaza                       (F)   Phoenix, AZ        MOB                                            ---
Desert Springs Medical Plaza                (J)   Las Vegas, NV      MOB                          Quorum Health Group, Inc.
Pacifica Palms Medical Plaza                (F)   Torrance, CA       MOB                                            ---
St. Jude Heritage Health Complex            (K)   Fullerton, CA      MOB                                            ---
Rio Rancho Medical Center                   (L)   Rio Rancho, NM     MOB                                            ---
Orthopaedic Specialists of Nevada Building  (M)   Las Vegas, NV      MOB                                            ---
Santa Fe Professional Plaza                 (F)   Scottsdale, AZ     MOB                                            ---
East Mesa Medical Center                    (G)   Mesa, AZ           MOB                                            ---
Summerlin Hospital Medical Office Building  (N)   Las Vegas, NV      MOB                                            ---
Sheffield Medical Building                  (B)   Atlanta, GA        MOB                                            ---
Southern Crescent Center, II                (O)   Riverdale, GA      MOB                                            ---

(A)  Leased to subsidiaries of Universal Health Services, Inc. ("UHS")
(B) Real estate assets owned by the Trust and leased to an unaffiliated third-party or parties.
(C) The Trust has a 61% equity interest in a limited liability company ("LLC") which owns the real estate assets of this facility.
(D) The Trust has a 33% equity interest in a LLC which owns the real estate assets of this facility. In connection with this property, the Trust posted a $3.5 million standby letter of credit for the benefit of the third-party lending institution that provided financing which matures in August, 2000.
(E) The Trust has a 60% interest in a LLC which owns the real estate assets of this facility.
(F) The Trust has a 95% equity interest in a LLC which owns the real estate assets of this facility.
(G) The Trust has a 75% equity interest in a LLC which owns the real estate assets of this facility.
(H) The Trust has provided financing, which matures in August, 2002, to a limited partnership in which the Trust owns a 77% controlling interest. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership.



(I) The Trust has a 89% equity interest in a LLC which owns the real estate assets of this facility
(J) The Trust has a 99% equity interest in a LLC which owns the real estate assets of this facility. Tenants of this medical office building include a subsidiary of UHS.
(K) The Trust has a 48% equity interest in a LLC which owns the real estate assets of this facility.
(L) The Trust has a 80% equity interest in a LLC which owns the real estate assets of this facility.
(M)  Land leased from Valley Health Systems, LLC (a UHS subsidiary).
(N) The Trust has a 98% equity interest in a LLC which owns the real estate assets of this facility. The Tenants in this multi-tenant medical office building include a subsidiary of UHS.
(O) The construction on this facility is scheduled to be completed during the second quarter of 2000.

         In this Annual Report on Form 10-K, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

         Included in the Trust's portfolio is ownership of nine hospital facilities (aggregate net investment of $131 million) which contain an aggregate of 1,259 licensed beds. The leases with respect to such facilities comprised 80% of the Trust's 1999 revenues, have fixed terms with an average of 4.2 years remaining and provide for renewal options for up to six five-year terms. During 1998, wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS") exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. Minimum rents are payable based on the initial acquisition costs of the facilities and, with respect to all facilities other than the one leased to Vencor Hospital - Chicago, additional rents are payable based upon a percentage of each facility's revenue in excess of base year amounts or CPI increases in excess of base year amounts. The lessees have rights of first refusal to purchase the facilities exercisable during and in most cases for 180 days after the expiration of the lease terms and also have purchase options exercisable upon three to six months notice at the end of each lease term at the facility's fair market value. During 1999, the lease on Tri-State Rehabilitation Hospital was amended and renewed for a five-year term commencing June 1, 1999 and ending May 31, 2004. Pursuant to the terms of the lease, as amended, the minimum rent has been increased and the additional rent provision has been eliminated.

         For the hospital facilities owned by the Trust, the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to minimum rent plus additional rent payable to the Trust was approximately 5.0, 5.1 and 4.7 for the years ended December 31, 1999, 1998 and 1997, respectively. The coverage ratio for individual facilities varies (see "Relationship to Universal Health Services, Inc.").

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

         Relationship to Universal Health Services, Inc.

         Leases. As of December 31, 1999, subsidiaries of UHS leased seven of the nine hospital facilities owned by the Trust with terms expiring in 2000 through 2006. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six five-year periods. These leases accounted for 73% of the total revenue of the Trust for the five years ended December 31, 1999 (70% for the year ended December 31, 1999). Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 52% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 1999 (39% for the year ended December 31, 1999).

         For the year ended December 31, 1999, one UHS facility did not generate sufficient EBITDAR to cover the 1999 rent expense payable to the Trust. The lease on this facility, which matures in December, 2000, generated 5% of the Trust's 1999 rental revenue. During the third quarter of 1999, the Trust recorded a $2.6 million provision for investment loss on this facility since management of the Trust concluded that the carrying-value of the facility had been permanently impaired. Management of the Trust cannot predict whether the lease on the facility will be renewed, or if not renewed, on what terms the facility could be leased to UHS or a non-related party (UHS is required to give notice of intent by June 30, 2000). All of the Trust's remaining hospital facilities, including the facilities operated by non-related parties, had a combined 1999 EBITDAR of 5.2 times (ranging from 1.1 times to 9.0 times) the 1999 rent expense payable to the Trust. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

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

         Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2000. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1999, 1998 and 1997. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

         Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 1999, UHS owned 8% of the outstanding shares of beneficial interest.

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

         The Trust's hospital facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. In response to increased pressure on revenues, the operators of the Trust's hospital facilities continue to implement cost control programs including more efficient staffing standards and re-engineering of services. Pressure on operating margins is expected to continue due to, among other things, the changes in Medicare payments mandated by the Balanced Budget Act of 1997 ("BBA-97") which became effective October 1, 1997 and the industry-wide trend towards managed care which limits the ability of the Trust's hospital facilities to increase their prices.

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

         A large portion of the Trust's non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates.

         The Trust anticipates investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

         Regulation

         The Medicare program reimburses the operators of the Trust's hospitals primarily based on established rates by a diagnosis related group
         ("DRG") for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS. The Health Care Financing

         Administration's current plan is to implement PPS for outpatients by July 1, 2000, however, there is a possibility that outpatient PPS may be delayed until January, 2001. Since final provisions of the outpatient Medicare PPS are not yet available, the operators of the Trust's facilities can not completely estimate the resulting impact on their future results of operations. The Trust expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

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

                      Executive Officers of the Registrant

          Name                       Age      Position

         Alan B. Miller              62       Chairman of the Board and
                                              Chief Executive Officer

         Kirk E. Gorman              49       President, Chief Financial
                                               Officer, Secretary and Trustee

         Charles F. Boyle            40       Vice President and Controller

         Cheryl K. Ramagano          37       Vice President and Treasurer

         Timothy J. Fowler           44       Vice President, Acquisition
                                               and Development

         Alan C. Hale                32       Vice President, Acquisition
                                               and Development

         Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a director of CDI Corp. and Penn Mutual Life Insurance Company.

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

         Mr. Alan C. Hale was elected Vice President, Acquisition and Development, of the Trust in October, 1998. Mr. Hale had previously served as Vice President, Acquisition and Development, for UHS, Ambulatory Services Division, since the commencement of his employment with UHS in November, 1996. Prior thereto, he served as Vice President, Acquisition and Development for EquiMed, Inc. since 1994.

            The Trust's officers are all employees of UHS and as of December 31, 1999, the Trust had no salaried employees. In both 1999 and 2000, the Trustees awarded a $50,000 bonus to Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. Also, in both 1999 and 2000, UHS agreed to a $50,000 reduction in the advisory fee paid by the Trust.

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

                                                                                                                Lease Term
                                                                                                      -----------------------------
                                              Number of                                                           End of
                                              available            Average Occupancy (1)                        initial    Renewal
Hospital Facility               Type of        beds @      ----------------------------------------   Minimum    or renewed   term
 Name and Location             facility       12/31/99     1999     1998     1997     1996     1995     rent        term     (years)
------------------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Centers
  Virtue Street Pavilion (3)  Rehabilitation      45        61%     63%      64%      61%      57%   $1,261,000       2004      25
  Chalmette Medical Center    Acute Care         118        65%     61%      64%      66%      67%    1,229,000       2003      15
  Chalmette, Louisiana (2)

Inland Valley Regional
  Medical Center              Acute Care          80        68%     60%      52%      49%      49%    1,857,000       2006      30
  Wildomar, California (3)

McAllen Medical Center        Acute Care         472        69%     69%      76%      88%      87%    5,485,000       2001      30
  McAllen, Texas (3)

Wellington Regional
  Medical Center              Acute Care         120        41%     37%      36%      36%      30%    2,495,000       2006      30
  West Palm Beach,
  Florida (3)

The BridgeWay                 Behavioral Health   70        78%     79%      68%      62%      65%      683,000       2004      25
  North Little Rock,
  Arkansas (3)

Meridell Achievement Center   Behavioral Health  114        49%     53%      47%      45%      65%    1,071,000       2000      20
  Austin, Texas

Tri-State Regional
  Rehabilitation Hospital     Rehabilitation      80        74%     82%      74%      59%      59%    1,206,000       2004      20
  Evansville, Indiana (4)

Vencor Hospital               Sub-Acute Care     114        46%     42%      50%      45%      38%    1,179,000       2001      25
  Chicago, Illinois (5)



Item 2. Properties (continued)


                                                                                                         Lease Term
                                                                                             -------------------------------------
                                                                                                         End of
                                                         Average Occupancy (1)                           initial           Renewal
Hospital Facility               Type of          ----------------------------------------     Minimum   or renewed          term
 Name and Location             facility          1999     1998     1997     1996     1995       rent       term            (years)
----------------------------------------------------------------------------------------------------------------------------------

Fresno - Herndon Medical
   Plaza                      Medical            100%      100%    100%      100%    100%    $688,000    2000 -2003        various
   Fresno, California (6)     Office Building

Kelsey-Seybold Clinic
  at King's Crossing                             100%      100%    100%      100%    100%     264,000       2005             10
Professional Center           Medical
   at King's Crossing         Office Buildings   100%      100%    100%       93%    100%     295,000    2000 -2005        various
   Kingwood, Texas (7)

The Southern Crescent
   Center I                   Medical            100%      100%    100%       89%      -      628,000    2000 -2006        various
   Riverdale, Georgia (8)     Office Building

The Cypresswood Professional  Medical
   Center Spring, Texas (9)   Office Building    100%      100%     96%        -       -      545,000    2002 -2007        various


Desert Springs Medical Plaza  Medical             99%      100%      -         -       -    1,655,000     2000-2006        various
   Las Vegas, Nevada (10)     Office Building

Orthopaedic Specialists
   of Nevada Las Vegas,       Medical            100%        -       -         -       -      183,000    Bldg. 2009          20
   Nevada (11)                Office Building                                                  20,000    Ground 2049   non-renewable

Sheffield Medical Office
   Building                   Medical             90%        -       -         -       -    1,371,000     2000-2012        various
   Atlanta, Georgia (12)      Office Building

The Southern Crescent
   Center II                  Medical            N/A         -       -         -       -      415,000       2010             10
   Atlanta, Georgia (13)      Office Building

         (1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 1999. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

          (2) The operations of The Virtue Street Pavilion and Chalmette Medical Center, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. The Chalmette Medical Center facility is a 122-bed medical/surgical facility. The Virtue Street Pavilion is a 73 licensed-bed facility made up of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. In December of 1994, the operator of the Virtue Street Pavilion entered into a three year sub-lease agreement with Lifecare Hospitals of New Orleans, LLC ("Lifecare"), for a portion of the facility. Annual rental is $1.1 million under the provisions of this agreement. The sub-lease, which expires in December, 2000, contains one three year extension at the lessee's option. Management of the Trust can not predict whether the sub-lease agreement with Lifecare will be renewed at the end of the initial term. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and Chalmette Medical Center. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases. In October, 1999, the Trust purchased $3.2 million of newly constructed acute care capacity at Chalmette Medical Center including a new operating room and stat lab, 16 beds and administrative space. Under the existing lease terms, base rent on this facility was increased by $308,000 per year as a result of this additional purchase.

          (3) During 1998, wholly-owned subsidiaries of UHS exercised five-year renewal options on four hospitals owned by the Trust which were scheduled to expire in 1999 through 2001 (Virtue Street Pavilion, The Bridgeway, Inland Valley Regional Medical Center and Wellington Medical Center). The leases on these facilities were renewed at the same lease rates and terms as the initial leases. As part of the renewal agreement, the Trust also agreed to grant additional fixed rate renewal options to a wholly-owned subsidiary of UHS commencing in 2022 on the real property of McAllen Medical Center.

          (4) Tri-State Regional Rehabilitation Hospital was purchased by the Trust in 1989 at which time the Trust entered into an agreement with the operator, an unaffiliated third-party, to lease the facility for an initial fixed term of 10 years, with the operator having the option to extend the lease for five five-year renewal terms. During 1999, the lease on this facility was amended and renewed for a five-year term commencing on June 1, 1999 and ending on May 31, 2004. Pursuant to the terms of the lease as amended, the minimum rent has been increased and the additional rent provision has been eliminated.

          (5) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1.3 million (including accrued interest) at December 31, 1999. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 1999 financial results is approximately $76,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC-Chicago. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. The lease is guaranteed by Vencor, Inc. During 1999, Vencor, Inc. filed for bankruptcy and as a result, the Trust did not receive or record approximately one-half of a month of rental revenue. Management of Vencor, Inc. has informed the Trust that pursuant to its petition for debt reorganization, it intends on paying all rent due to the Trust pursuant to the terms of the lease. Vencor, Inc. was granted a Motion for an Order Pursuant to Section 365(d)(4) of the Bankruptcy Code Further Extending the Time Within Which Debtors Must Assume or Reject Unexpired Leases of Non-residential Property, extending the date to June 13, 2000. Rental payments on this facility have been received through March, 2000.

          (6) Fresno-Herndon Medical Plaza, a multi-tenant medical office building, was purchased by the Trust in 1994 for approximately $6.3 million. The building is leased to several tenants, including an outpatient surgery center operated by Columbia/HCA Healthcare Corporation, under the terms of leases with expiration dates ranging from February, 2000 to March, 2003. The Trust has granted the seller the option to repurchase the property in November, 2001 for $7,250,000.

         (7) During 1994 and 1995, the Trust financed construction and in 1995 purchased the single tenant and two multi-tenant medical office buildings for the total construction cost of $4.3 million. The single tenant building consists of 20,000 net square feet and is leased to Kelsey-Seybold for an initial term of 10 years. This lease is guaranteed 50% by St. Luke's Episcopal Health System and 50% by Methodist Health Care System. The two multi-tenant buildings total 27,535 net square feet and are occupied by tenants consisting primarily of medical professionals.

          (8) During 1996, the Trust purchased The Southern Crescent Center I, for approximately $6 million. The Southern Crescent Center I, is a 41,400 square foot, multi-tenant medical office building located adjacent to the Southern Regional Medical Center in Riverdale, Georgia.

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

         (10) During 1998, the Trust invested a total of $10.1 million to acquire a 99% non-controlling interest in a limited liability company that owns the Desert Springs Medical Plaza located in Las Vegas, Nevada. The 89,000 square foot medical office building, which is located on the campus of Desert Springs Hospital, is master leased and guaranteed by Quorum Health Group, Inc. In connection with this investment the limited liability company obtained non-recourse, third-party financing, which has an outstanding balance at December 31, 1999 of $5.9 million.

         (11) During 1999, the Trust purchased the Orthopaedic Specialists of Nevada Building in Las Vegas, Nevada for $1.6 million. The lease extends for a period of ten years, with two ten-year renewal options. The land on which this building is located is leased from Valley Health Systems, LLC, a subsidiary of UHS.

         (12) On November 15, 1999, the Trust purchased the Sheffield Medical Office Building in Atlanta, Georgia for $11.5 million. The leases on this multi-tenant building have expiration dates ranging from April, 2000 to December, 2012.

         (13) As of December 31, 1999, the Trust has invested $2.1 million in a $7.3 million development project to construct a 60,000 square foot medical office building to be called The Southern Crescent Center II, adjacent to the Southern Crescent Center I in Atlanta, GA. The project is scheduled for completion in the spring of 2000. The building is master leased to Southern Regional Medical Center under the terms of a ten year lease agreement, with two five year renewal terms.

         Item 3. LEGAL PROCEEDINGS

         Not applicable.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders.

                                     PART II

          Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS

         The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 1999 and 1998 are summarized below:

                                                    1999                                     1998
                                    ------------------------------------    ---------------------------------------
                                    High Price        Low Price             High Price           Low Price
                                    ----------------- ------------------    -------------------- ------------------
         First Quarter              $20 1/2           $19 1/4               $22 1/2              $21
         Second Quarter             $20 5/16          $19 5/16              $21 3/8              $18 13/16
         Third Quarter              $19 13/16         $17 1/16              $20 1/4              $18 1/16
         Fourth Quarter             $17 7/8           $14 5/8               $20 1/4              $18 3/8


         As of January 31, 2000, there were approximately 885 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

                                1999          1998            1997         1996          1995
                             ---------      ---------      ---------     --------      --------
         First Quarter       $    .450      $    .435      $    .425     $   .420      $    .42
         Second Quarter           .450           .435           .425         .425           .42
         Third Quarter            .455           .440           .425         .425           .42
         Fourth Quarter           .455           .445           .430         .425           .42
                             ---------      ---------      ---------     --------      --------
                             $   1.810      $   1.755      $   1.705     $  1.695      $   1.68
                             =========      =========      =========     ========      ========

         Item 6.  SELECTED FINANCIAL DATA

         Financial highlights for the Trust for the five years ended December 31, 1999 were as follows:

                                                                     (000s except per share amounts)
                                       -----------------------------------------------------------------------------------------
                                               1999 (1)          1998 (1)          1997 (1)            1996             1995
         -----------------------------------------------------------------------------------------------------------------------
         Revenues                               $23,865           $23,234           $22,764           $21,923           $20,417

         Net Income                             $13,972           $14,337           $13,967           $14,158           $13,584

         Funds from
         Operations (2)                         $21,772           $19,857           $18,809           $18,174           $17,024


         Per Share Data:
         Net income-Basic                         $1.56             $1.60             $1.56             $1.58             $1.52

         Net income-Diluted                       $1.56             $1.60             $1.56             $1.58             $1.52

         Dividends                               $1.810            $1.755            $1.705            $1.695            $1.680



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

                                                                          (000s)
                                          -------------------------------------------------------------
                                               1999          1998          1997        1996       1995
    ---------------------------------------------------------------------------------------------------
    Net income                               $13,972       $14,337      $13,967      $14,158    $13,584
    Depreciation expense:
     Consolidated investments                  3,833         3,809        3,740        3,554      3,315
     Unconsolidated affiliates                 2,322         1,587          978          337         --
    Amortization of interest
     rate cap                                     62           124          124          125        125
    Provision for investment loss, net         1,583            --           --           --         --
                                             -------       -------      -------      -------    -------
    Total                                    $21,772       $19,857      $18,809      $18,174    $17,024
                                             =======       =======      =======      =======    =======

    -----------------------------------------------------------------------------------------------
    At End of Period       1999            1998            1997            1996             1995
    -----------------------------------------------------------------------------------------------
     Total Assets        $178,821        $169,406        $146,755        $148,566        $132,770

     Debt                $ 76,889        $ 66,016        $ 42,347        $ 43,082        $ 26,396

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

         Liquidity and Capital Resources

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 1999, the Trust had investments in thirty-six facilities located in thirteen states.

         It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Convenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 1999, dividends of $1.81 per share, or $16.2 million in the aggregate, were declared and paid.

         Net cash generated by operating activities was $19.6 million in 1999, $18.7 million in 1998 and $17.7 million in 1997. The $900,000 net increase in 1999 as compared to 1998 was due primarily to: (i) a $1.1 million increase in net income plus the addback of the non-cash charges (depreciation, amortization, amortization of interest rate cap expense and provisions for investment losses); (ii) a

         $113,000 unfavorable change in rent receivable, and; (iii) a $96,000 unfavorable change in other net working capital accounts. The $1 million net increase in 1998 as compared to 1997 was due primarily to:
         (i) a $500,000 increase in net income plus the addback of the non-cash charges (as defined above); (ii) a $100,000 favorable change in rent receivable, and; (iii) a $400,000 favorable change in tenant escrows, deposits and prepaid rents.

         During 1999, the $19.6 million of cash flows generated from operating activities, the $10 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998, the $1.2 million of cash distributions received in excess of income from the Trust's investments in LLCs, the $10.8 million of additional borrowings and the $998,000 proceeds recorded from the sale of Lakeshore Hospital were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million); (iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million);
         (iv) invest additional capital in existing LLCs ($1.0 million); (v) acquire a medical office building in Las Vegas, Nevada ($1.6 million);
         (vi) acquire the Sheffield Medical Building ($11.5 million); (vii) finance capital expenditures ($4.4 million); (viii) purchase land ($307,000), and; (ix) pay dividends ($16.2 million).

         During 1998, the $18.7 million of cash flows generated from operations, the $23.6 million of additional borrowings, the $900,000 of cash distributions received in excess of income from the Trust's investments in LLCs and the $600,000 reduction in cash were used primarily to: (i) pay dividends ($15.7 million); (ii) investments in and advances to five limited liability companies ($27.9 million, see Note 3), and; (iii) purchase real property and additions to land and buildings ($200,000). Included in the $27.9 million invested in/advanced to limited liability companies was $10.0 million of short-term loans advanced to three separate LLCs in which the Trust has ownership interests ranging from 48% to 95%. These loans, which earned interest at variable rates depending upon the length of time the loan was outstanding, earned interest at an annual average rate of 9% for 1998. The loans were fully repaid to the Trust during 1999 when the LLCs secured long-term, third-party financing.

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

         During 1999, the Trust amended its unsecured, non-amortizing revolving credit agreement (the "Agreement"), which expires on June 24, 2003, to increase its borrowing capacity to $100 million from $80 million. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 1999 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 5/8%, respectively, and the commitment fee was .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1999, the Trust had approximately $21 million of available borrowing capacity.

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

         The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31, 1999, the Trust had five outstanding swap agreements for notional principal amounts of $35,580,000 which mature from May, 2001 through November, 2006. These swap agreements effectively fix the interest rate on $35,580,000 of variable rate debt at 6.64% including the revolver spread of .625%. The Trust had one interest rate cap, for which the Trust paid $622,750, which matured in June, 1999 and fixed the maximum rate on $15 million of variable rate revolving credit notes at 7.625% including the revolver spread of .625%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.2%, 6.7% and 6.9% during 1999, 1998 and 1997, respectively. Additional interest expense recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $135,000, $136,000 and $118,000 in 1999, 1998 and 1997, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1999 would have resulted in payments from the counterparties to the Trust of approximately $862,000. The fair value of the interest rate swap agreements at December 31, 1999 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

         Results of Operations

         Total revenues increased 3% or $631,000 to $23.9 million in 1999 as compared to 1998 and 2% or $470,000 to $23.2 million in 1998 as compared to $22.8 million in 1997. The $631,000 increase during 1999 over 1998 was due primarily to a $451,000 increase in base rentals from non-related parties and a $170,000 increase in interest income. The $451,000 increase in base rentals from non-related parties resulted primarily from: (i) revenues generated from the Sheffield Medical
         Building and the Orthopaedic Specialists of Nevada Building, both of which were acquired during the fourth quarter of 1999 ($275,000), and;
         (ii) a $134,000 increase in the base rentals of Tri-State Rehabilitation Hospital resulting from the June 1, 1999 lease amendment which increased the minimum rent and eliminated the additional rent provision. The $170,000 increase in interest income is primarily due to the interest earned on short-term loans advanced to three separate LLCs (in which the Trust has ownership interests), all of which were repaid to the Trust by June 30, 1999. The $470,000 increase during 1998 over 1997 was due primarily to a $788,000 increase in base rentals from non-related parties (due primarily to the completion of The Cypresswood Professional Center during the third quarter of 1997), and a $122,000 increase in bonus rental income from UHS facilities. These favorable changes were partially offset by a $473,000 decrease in interest income due to a mortgage loan receivable which was fully repaid in June, 1997 and a construction loan receivable which was repaid in December, 1997.

         The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third-party payors. A continuation of such industry trends could have a material adverse impact upon the future operating performance of the Trust's hospital facilities. The Trust's hospital facilities have experienced growth in outpatient utilization over the past several years. The increase in outpatient services is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, managed care companies and other insurers to reduce hospital stays and provide services where possible, on a less expensive outpatient basis. The hospital industry in the United States as well as the Trust's hospital facilities continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects the increased competition, admission constraints and payor pressures to continue. The ability of the Trust's hospital facilities to maintain or grow their net revenues and operating margins is dependent upon their ability to successfully respond to these trends as well as reductions in spending on governmental healthcare programs.

         The Medicare program reimburses the operators of the Trust's hospitals primarily based on established rates by a diagnosis related group
         ("DRG") for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 ("BBA-97"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to prospective payment systems (PPS). The Health Care Financing Administration's current plan is to implement PPS for outpatients by July 1, 2000, however, there is a possibility that outpatient PPS may be delayed until January, 2001. Since final provisions of the outpatient Medicare PPS are not yet available, the operators of the Trust's facilities can not completely estimate the resulting impact on their future results of operations. The Trust expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact on the operating results of the Trust's facilities and the healthcare industry.

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

         Interest expense increased $514,000 or 15% in 1999 as compared to 1998 and $547,000 or 19% in 1998 as compared to 1997 due primarily to the additional borrowings used to finance the 1999, 1998 and 1997 investments described in Note 3 of the financial statements.

         Depreciation and amortization expense decreased slightly in 1999 as compared to 1998 and increased $104,000 or 3% in 1998 as compared to 1997. The increase in 1998 as compared to 1997 was due primarily to the depreciation expense related to the 1997 acquisitions described in Note 3.

         Other operating expenses decreased $115,000 or 6% in 1999 as compared to 1998 primarily due to a favorable expense reserve adjustment recorded in the third quarter of 1999, relating to Lakeshore Hospital, which was sold during the third quarter of 1999 for net cash proceeds of $998,000. Other operating expenses increased $479,000 or 34% in 1998 as compared to 1997 due to the operating expenses on the Cypresswood Professional Center on which construction was completed during the third quarter of 1997 and an increase in various other operating expenses. Included in the Trusts' other operating expenses were the expenses related to the medical office buildings, in which the Trust has a controlling ownership interest which totaled $1.0 million in 1999, $1.0 million in 1998 and $770,000 in 1997. The majority of these expenses are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

         During 1999, the operating performance declined significantly at one of the Trust's behavioral health services facilities operated by, and leased to, a wholly-owned subsidiary of UHS. Changes in CHAMPUS utilization and the increasing influence of managed care have led to shorter lengths of stay for patients at this facility which is operated as an adolescent residential treatment center. During the twelve months ended December 31, 1999 patient days and average length of stay at this facility decreased 7% and 20%, respectively, as compared to the comparable prior year period. In the twelve month period ended December 31, 1999, this facility had earnings before interest, taxes, depreciation, amortization and base rental expense (EBITDAR) of 0.8 times the annual rent payable to the Trust. The lease on this facility expires in December, 2000 and represented 5% of the Trust's rental revenue for the twelve month period ended December 31, 1999. Although management of the Trust is actively negotiating the sale/lease of the property with UHS as well as non-related parties, management of the Trust has concluded that, based on an analysis of future cash flows, there has been a permanent impairment in the carrying value of this facility. As a result, the Trust recorded a $2.6 million provision for investment loss during 1999.

         Also during 1999, the Trust sold the real estate assets of Lakeshore Hospital for net proceeds of $998,000. Since the book value of this facility had previously been reduced to zero, this amount was recorded as a gain and netted against the provision for investment loss during 1999.

         Included in the Trust's financial results was $2.6 million in 1999, $1.5 million in 1998 and $400,000 in 1997, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada (Note 8 of the financial statements).

         Net income for 1999 was $14.0 million or $1.56 per basic and diluted share compared to $14.3 million or $1.60 per basic and diluted share in 1998 and $14.0 million or $1.56 per basic and diluted share in 1997.

         Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments and amortization of interest rate cap expense, totaled $21.8 million in 1999, $19.9 million in 1998 and $18.8 million in 1997. FFO may not be calculated in the same manner for all companies, and accordingly, may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

         General

         During 1999, the lease on Tri-State Rehabilitation Hospital was amended and renewed for a five-year term commencing on June 1, 1999 and ending on May 31, 2004. Pursuant to the terms of the lease as amended, the minimum rent has been increased and the additional rent provision has been eliminated.

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

         The Trust did not experience any significant Year 2000 computer related issues as a result of the turn of the century.

         Market Risks Associated with Financial Instruments

         The Trust's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Trust's debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require the Trust to pay a fixed and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon consummation of the swap agreements. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Trust does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Trust is exposed to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated A or better by Moody's Investor Services and the Trust anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 1999, 1998 and 1997, the Trust received a weighted average rate of 6.09%, 5.24% and 5.79%, respectively, and paid a weighted average rate on its interest rate swap agreements of 6.02%, 6.94% and 6.94%, respectively.

         The table below presents information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 1999.

                                            Maturity Date, Fiscal Year Ending December 31
                                            ---------------------------------------------
                                                                                                           There-
   (Dollars in thousands)              2000         2001          2002         2003          2004          after        Total
                                       ----         ----          ----         ----          ----          -----        -----
   Long-term debt:
     Fixed rate                                    $1,289                                                               $1,289

   Average interest rates                             6.0%

   Variable rate long-term debt                                               $75,600                                  $75,600

   Interest rate swaps:
     Pay fixed/receive
       variable notional amounts                   $1,580         $4,000                    $10,000       $20,000      $35,580
     Average pay rate                                6.80%        6.6025%                   6.10375%        6.02%
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


                                    PART III

         Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. See also "Executive Officers of the Registrant" appearing in Part I hereof.

         Item 11.   EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

         Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT

         There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

         Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                     PART IV

         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

               (a)  Financial Statements and Financial Statement Schedules:

                    1)   Report of Independent Public Accountants

                    2)   Financial Statements

                         Consolidated Balance Sheets - December 31, 1999 and December 31, 1998 Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997 Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements - December 31, 1999

                    (3)  Schedules

                         Schedule II - Valuation and Qualifying Accounts -
                         Years Ended December 31, 1999, 1998 and 1997
                         Schedule III - Real Estate and Accumulated Depreciation
                         - December 31, 1999
                         Notes to Schedule III - December 31, 1999

               (b)  Reports on Form 8-K:
                         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999

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

                    10.2 Agreement effective January 1, 2000, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

                    10.18 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

                    10.19 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and Inland Valley Regional Medical Center, Inc., a California Corporation ("Lessee"), previously filed as
          Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

                    10.20 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee, previously filed as Exhibit 10.2 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

                    10.21 Amendment to REVOLVING CREDIT AGREEMENT as of April 30, 1999 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, (ii) VARIOUS FINANCIAL INSTITUTIONS and (iii) FIRST UNION NATIONAL BANK, as administrative agent for the Banks, previously filed as exhibit 10.1 to the Trusts' Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

                    10.22 Dividend Reinvestment and Share Purchase Plan is hereby incorporated by reference from Registration Statement Form S-3, Registration No. 333-81763, as filed on June 28, 1999.

                    10.23 Sale agreement, dated October 26, 1999, by and among FB Sheffield Partners, LLC, a Georgia limited liability company having an office at 1827 Powers Ferry Road, Building 13, Atlanta, Georgia 30339, Health America Realty Group, LLC, a Georgia limited liability company and Universal Health Realty Income Trust, having an office at 367 South Gulph Road, King of Prussia, Pennsylvania 19406.

                    27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 21, 2000

                                   UNIVERSAL HEALTH REALTY INCOME TRUST
                                               (Registrant)





                           By:  /s/ Alan B. Miller
                               ----------------------------------------
                                  Alan B. Miller, Chairman of the Board
                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Date                  Signature and Title


                                     /s/ Alan B. Miller
                                     -------------------------------------------
         March 21, 2000              Alan B. Miller, Chairman of the Board
                                       and Chief Executive Officer

                                     /s/ Kirk E. Gorman
                                     -------------------------------------------
         March 24, 2000              Kirk E. Gorman, President, Chief
                                       Financial Officer, Secretary and Trustee

                                     /s/ James E. Dalton, Jr
                                     -------------------------------------------
         March 24, 2000              James E. Dalton, Jr., Trustee

                                     /s/ Myles H. Tanenbaum
                                     -------------------------------------------
         March 23, 2000              Myles H. Tanenbaum, Trustee

                                     /s/ Daniel M. Cain
                                     -------------------------------------------
         March 21, 2000              Daniel M. Cain, Trustee

                                     /s/ Miles L. Berger
                                     -------------------------------------------
         March 21, 2000              Miles L. Berger, Trustee

                                     /s/ Elliot J. Sussman
                                     -------------------------------------------
         March 21, 2000              Elliot J. Sussman, M.D., M.B.A., Trustee

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                         Page

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheets - December 31, 1999 and December 31, 1998     F-3

Consolidated Statements of Income - Years Ended December 31, 1999,
1998 and 1997                                                             F-4

Consolidated Statements of Shareholders' Equity - Years Ended
December 31, 1999, 1998 and 1997                                          F-5

Consolidated Statements of Cash Flows - Years Ended December 31,
1999, 1998 and 1997                                                       F-6

Notes to the Consolidated Financial Statements - December 31, 1999        F-7

Schedule II - Valuation and Qualifying Accounts -
Years Ended December 31, 1999, 1998 and 1997                              F-20

Schedule III - Real Estate and Accumulated Depreciation -
December 31, 1999                                                         F-21

Notes to Schedule III - December 31, 1999                                 F-22

                    Report of Independent Public Accountants

To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust and Subsidiaries, as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules on Page F-1 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Philadelphia, Pennsylvania                       Arthur Andersen LLP
     January 19, 2000

                              Universal Health Realty Income Trust
                                   Consolidated Balance Sheets
                                     (amounts in thousands)

                                                                    December 31,   December 31,
Assets:                                                                1999           1998
                                                                    ---------      ---------
Real Estate Investments:
     Buildings & improvements                                       $ 154,792      $ 142,871
     Accumulated depreciation                                         (37,800)       (34,006)
                                                                    ---------      ---------
                                                                      116,992        108,865
     Land                                                              23,128         21,061
     Construction in progress                                           1,247             28
     Reserve for investment losses                                         --           (116)
                                                                    ---------      ---------
                        Net Real Estate Investments                   141,367        129,838
                                                                    ---------      ---------

     Investments in and advances to limited liability companies        35,748         38,165

Other Assets:
     Cash                                                                 852            572
     Bonus rent receivable from UHS                                       723            681
     Rent receivable from non-related parties                              67             24
     Deferred charges and other assets, net                                64            126
                                                                    ---------      ---------
                                                                    $ 178,821      $ 169,406
                                                                    =========      =========

Liabilities and Shareholders' Equity:

Liabilities:
     Bank borrowings                                                $  75,600      $  64,800
     Note payable to UHS                                                1,289          1,216
     Accrued interest                                                     411            281
     Accrued expenses & other liabilities                               1,367          1,300
     Tenant reserves, escrows, deposits and prepaid rents                 404            374

     Minority interest                                                     75             87

Shareholders' Equity:
     Preferred shares of beneficial interest,
       $.01 par value; 5,000,000 shares authorized;
       none outstanding                                                    --             --
     Common shares, $.01 par value;
       95,000,000 shares authorized; issued
       and outstanding: 1999 - 8,990,825
       1998 - 8,955,465                                                    90             90
     Capital in excess of par value                                   129,255        128,685
     Cumulative net income                                            140,430        126,458
     Cumulative dividends                                            (170,100)      (153,885)
                                                                    ---------      ---------
                        Total Shareholders' Equity                     99,675        101,348
                                                                    ---------      ---------
                                                                    $ 178,821      $ 169,406
                                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                                         Universal Health Realty Income Trust
                                          Consolidated Statements of Income
                                          ---------------------------------
                                   (amounts in thousands, except per share amounts)

                                                                                      Year ended December 31,
                                                                               -------------------------------------
                                                                                 1999           1998          1997
                                                                               -------        -------        -------
Revenues (Note 2):
      Base rental - UHS facilities                                             $13,828        $13,764        $13,731
      Base rental - Non-related parties                                          6,844          6,393          5,605
      Bonus rental                                                               2,912          2,966          2,844
      Interest                                                                     281            111            584
                                                                               -------        -------        -------
                                                                                23,865         23,234         22,764
                                                                               -------        -------        -------


Expenses:

      Depreciation & amortization                                                3,857          3,879          3,775
      Interest expense                                                           4,004          3,490          2,943
      Advisory fees to UHS (Note 2)                                              1,214          1,161          1,099
      Other operating expenses                                                   1,789          1,904          1,425
      Provision for investment loss, net                                         1,583              0              0
                                                                               -------        -------        -------
                                                                                12,447         10,434          9,242
                                                                               -------        -------        -------

      Income before equity in limited liability companies                       11,418         12,800         13,522

      Equity in income of limited liability companies                            2,554          1,537            445
                                                                               -------        -------        -------
               Net Income                                                      $13,972        $14,337        $13,967
                                                                               =======        =======        =======


          Net Income Per Share - Basic                                           $1.56          $1.60          $1.56
                                                                               =======        =======        =======

          Net Income Per Share - Diluted                                         $1.56          $1.60          $1.56
                                                                               =======        =======        =======

Weighted average number of shares outstanding - Basic                            8,956          8,952          8,952
Weighted average number of share equivalents                                        21             22             15
                                                                               -------        -------        -------
Weighted average number of shares and equivalents outstanding - Diluted          8,977          8,974          8,967
                                                                               =======        =======        =======


The accompanying notes are an integral part of these financial statements.

                                              Universal Health Realty Income Trust
                                        Consolidated Statements of Shareholders' Equity
                                      For the Years Ended December 31, 1999, 1998 and 1997
                                        (amounts in thousands, except per share amounts)


                                                 Common Shares
                                        ---------------------------         Capital in
                                            Number                          excess of          Cumulative          Cumulative
                                           of Shares        Amount          par value          net income           dividends
                                        --------------------------------------------------------------------------------------
January 1, 1997                             8,952             $90           $128,643             $98,154            ($122,905)

Net Income                                     --              --                 --              13,967                   --

Issuance of shares of
beneficial interest                             3              --                  7                  --                   --

Dividends ($1.705/share)                       --              --                 --                  --              (15,264)


------------------------------------------------------------------------------------------------------------------------------

January 1, 1998                             8,955              90            128,650             112,121             (138,169)

Net Income                                     --              --                 --              14,337                   --

Issuance of shares of
beneficial interest                             1              --                 35                  --                   --

Dividends ($1.755/share)                       --              --                 --                  --              (15,716)

------------------------------------------------------------------------------------------------------------------------------

January 1, 1999                             8,956              90            128,685             126,458             (153,885)

Net Income                                     --              --                 --              13,972                   --

Issuance of shares of
beneficial interest                            35              --                570                  --                   --

Dividends ($1.810/share)                       --              --                 --                  --              (16,215)


------------------------------------------------------------------------------------------------------------------------------
           December 31, 1999                8,991             $90           $129,255            $140,430            ($170,100)
==============================================================================================================================



The accompanying notes are an integral part of these financial statements.

                                    Universal Health Realty Income Trust
                                   Consolidated Statements of Cash Flows
                                           (amounts in thousands)

                                                                             Year ended December 31,
                                                                      ------------------------------------
                                                                        1999          1998          1997
                                                                      --------      --------      --------
Cash flows from operating activities:
      Net income                                                       $13,972       $14,337       $13,967
      Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation & amortization                                        3,857         3,879         3,775
      Amortization of interest rate cap                                     62           124           124
      Provision for investment loss, net                                 1,583            --            --
      Changes in assets and liabilities:
      Rent receivable                                                      (85)           28           (67)
      Accrued expenses & other liabilities                                 150           170           197
      Tenant escrows, deposits & deferred rents                             30           106          (247)
      Accrued interest                                                     130            64           (17)
      Deferred charges & other                                            (120)          (53)          (26)
                                                                      --------      --------      --------
          Net cash provided by operating activities                     19,579        18,655        17,706
                                                                      --------      --------      --------

Cash flows from investing activities:
      Investments in LLCs                                               (8,713)      (17,912)       (3,741)
      Advances received from (made to) LLCs                              9,980        (9,980)           --
      Acquisitions and additions to land, buildings and CIP            (17,852)         (158)       (4,246)
      Payments made for CIP                                                 --           (28)
      Proceeds received from sale of assets                                998            --            --
      Cash distributions in excess of income from LLCs                   1,150           863           598
      Advances under construction notes receivable                          --            --        (3,414)
      Repayments under mortgage and construction notes receivable           --            --        10,262
                                                                      --------      --------      --------
          Net cash used in investing activities                        (14,437)      (27,215)         (541)
                                                                      --------      --------      --------

Cash flows from financing activities:
      Additional borrowings                                             10,800        23,600            --
      Repayments of long-term debt                                          --            --          (800)
      Dividends paid                                                   (16,215)      (15,716)      (15,264)
      Issuance of shares of beneficial interest                            553            10            --
                                                                      --------      --------      --------
          Net cash (used in) provided by financing activities           (4,862)        7,894       (16,064)
                                                                      --------      --------      --------

      Increase (decrease)  in cash                                         280          (666)        1,101
      Cash, beginning of period                                            572         1,238           137
                                                                      --------      --------      --------
Cash, end of period                                                       $852          $572        $1,238
                                                                      ========      ========      ========

Supplemental disclosures of cash flow information:
      Interest paid                                                     $3,739        $3,232        $2,770
                                                                      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 1999 the Trust had investments in thirty-six facilities located in thirteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings. Seven of the Trust's hospital facilities and two medical office buildings are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

Federal Income Taxes

No provision has been made for federal income tax purposes since the Trust qualifies as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intends to continue to remain so qualified. As such, it is required to distribute at least 95% of its real estate investment taxable income to its shareholders.

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

During 1999, the operating performance declined significantly at one of the Trust's behavioral health services facilities operated by, and leased to, a wholly-owned subsidiary of UHS. Changes in CHAMPUS utilization and the increasing influence of managed care have led to shorter lengths of stay for patients at this facility which is operated as an adolescent residential treatment center. During the twelve months ended December 31, 1999 patient days and average length of stay at this facility decreased 7% and 20%, respectively, as compared to the comparable prior year period. In the twelve month period ended December 31, 1999, this facility had earnings before interest, taxes, depreciation, amortization and base rental expense (EBITDAR) of 0.8 times the annual rent payable to the Trust. The lease on this facility expires in December, 2000 and represented 5% of the Trust's rental revenue for the twelve month period ended December 31, 1999. Although management of the Trust is actively negotiating the sale/lease of the property with UHS as well as non-related parties, management of the Trust has concluded that, based on an analysis of future cash flows, there has been a permanent impairment in the carrying value of this facility. As a result, the Trust recorded a $2.6 million provision for investment loss during 1999.

Also during 1999, the Trust sold the real estate assets of Lakeshore Hospital for net proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, this amount was recorded as a gain and netted against the provision for investment loss during 1999.

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

Comprehensive Income

Net income as reported by the Trust reflects total comprehensive income for the years ended December 31, 1999, 1998 and 1997.

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

Accounting Pronouncement Not Yet Adopted

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Trust will be required to adopt SFAS No. 133 effective as of January 1, 2001 and has not yet quantified the impact of adopting this statement on its financial statements. Further, the Trust has not determined the method of adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31st of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2000. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 1999, 1998 and 1997. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

For the years ended December 31, 1999, 1998 and 1997, 70%, 71% and 72%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 39% in 1999, 46% in 1998 and 53% in 1997 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.

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

Revenues received from UHS and from other non-related parties were as follows:


                                                          (000s)
                                          --------------------------------------
                                                  Year Ended December 31,
                                          --------------------------------------
                                            1999           1998           1997
                                          --------------------------------------
Base rental - UHS facilities              $13,828        $13,764        $13,731
Base rental - Non-related parties           6,844          6,393          5,605
                                          -------        -------        -------
  Total base rental                        20,672         20,157         19,336
                                          -------        -------        -------

Bonus rental - UHS facilities               2,817          2,737          2,615
Bonus rental - Non-related parties             95            229            229
                                          -------        -------        -------
  Total bonus rental                        2,912          2,966          2,844
                                          -------        -------        -------

Interest - Non-related parties                281            111            584
                                          -------        -------        -------
  Total revenues                          $23,865        $23,234        $22,764
                                          =======        =======        =======

At December 31, 1999, approximately 8% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1.3 million (including accrued interest) at December 31, 1999. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate.

During 1999, the Trust paid $5.0 million to acquire a 98% interest in a limited liability company that owns the Summerlin Hospital Medical Office Building, which was constructed in 1997 and is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. Summerlin Hospital Medical Center is owned by a limited liability company in which UHS holds a 72% ownership interest. Summerlin Hospital Medical Office Building was owned by this same limited liability company prior to the sale to the limited liability company in which the Trust holds a 98% ownership interest.

Also during 1999, the Trust acquired the Orthopaedic Specialists of Nevada Building in Las Vegas, Nevada for $1.6 million. The ground lease on this medical office building is based upon an agreement between Valley Health Systems, LLC (a UHS subsidiary) and the Trust.

The Trust's officers are all employees of UHS and as of December 31, 1999, the Trust had no salaried employees. In both 1999 and 2000, the Trustees awarded a $50,000 bonus to Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. Also, in both 1999 and 2000, UHS agreed to a $50,000 reduction in the annual advisory fee paid by the Trust.

(3) Acquisitions and Dispositions

2000 - Subsequent to the year ended December 31, 1999, the Trust invested $6.4 million, including a $4.5 million non-recourse mortgage, in a medical office building in Danbury, Connecticut. Additionally, during the first quarter of 2000, UHT purchased a 95% equity interest for $1.8 million in a LLC that owns and operates the Skypark Professional Medical Building on the campus of the Torrance Memorial Medical Center in Torrance, California.

1999 - During 1999, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 95% equity interest in a limited liability company ("LLC") that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) the purchase of a 98% equity interest in a LLC that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million); (iii) the purchase of a 75% equity interest in a LLC that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million); (iv) the purchase of the single-tenant the Orthopaedic Specialists of Nevada Building, and; (v) a multi-tenant medical office building located in Atlanta, Georgia ($11.5 million).

1998 - During 1998, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 99% equity interest in a LLC, that owns Desert Springs Medical Plaza located in Las Vegas, Nevada ($10.1 million); (ii) the purchase of a 95% equity interest in a LLC that owns the Edwards Medical Plaza located in Phoenix, Arizona ($3.8 million); (iii) the purchase of a 95% equity interest in a LLC that owns the Pacifica Palms Medical Plaza located in Torrance, California ($1.7 million); (iv) the purchase of a 48% equity interest in a LLC that owns the St. Jude Heritage Health Complex located in Fullerton, California ($1.4 million), and; (v) the purchase of an 80% equity interest in a LLC that owns the Rio Rancho Medical Center, a medical office building located in Rio Rancho, New Mexico ($900,000). In connection with the purchase of equity interest in LLCs that own the Pacifica Palms Medical Plaza, the St. Jude Heritage Health Complex and the Rio Rancho Medical Center, the Trust advanced a total of $10.0 million of short term loans to three separate LLCs. The loans, which earned interest at a combined average annual rate of 9% during 1998, were fully repaid to the Trust during 1999.

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

Minimum future base rents on non-cancelable leases are as follows (000s):

             2000                                     $ 21,644
             2001                                       20,793
             2002                                       13,810
             2003                                       12,899
             2004                                       11,429
             Later Years                                24,888
                                                 --------------
             Total Minimum Base Rents                $ 105,463
                                                 ==============

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

During 1999, the Trust amended its unsecured, non-amortizing revolving credit agreement (the "Agreement"), which expires on June 24, 2003, to increase its borrowing capacity to $100 million from $80 million. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus 5/8% to 1 1/8%, Eurodollar rate plus 1/2% to 1 1/8% or the prime rate. A fee of .175% to
 .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 1999 the applicable margin over the certificate of deposit and Eurodollar rates were 7/8% and 5/8%, respectively, and the commitment fee was
 .20%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 1999, the Trust had approximately $21 million of available borrowing capacity.

The average amounts outstanding under the revolving credit agreement during 1999, 1998 and 1997 were $62,042,000, $49,195,000 and $40,774,000, respectively, with corresponding effective interest rates, including commitment fees but not including the effect of interest rate swaps of 5.9%, 6.3% and 6.4%. The maximum amounts outstanding at any month end were $75,600,000, $64,800,000 and $44,300,00 during 1999, 1998 and 1997, respectively.

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

The Trust has entered into interest rate swap agreements and an interest rate cap agreement which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31,1999, the Trust had five outstanding swap agreements for notional principal amounts of $35,580,000 which mature from May, 2001 through November, 2006. These swap agreements effectively fix the interest rate on $35,580,000 of variable rate debt at 6.64% including the revolver spread of .625%. The Trust had one interest rate cap, for which the Trust paid $622,750, which matured in June, 1999 and fixed the maximum rate on $15 million of variable rate revolving credit notes at 7.625% including the revolver spread of .625%. The interest rate swap and cap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 6.2%, 6.7% and 6.9% during 1999, 1998 and 1997, respectively. Additional interest expense recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $135,000, $136,000 and $118,000 in 1999, 1998 and 1997, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 1999 would have resulted in payments from the counterparties to the Trust of approximately $862,000. The fair value of the interest rate swap agreements at December 31, 1999 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.81 per share were declared and paid in 1999, of which $1.4664 per share was ordinary income and $.3436 per share was a return of capital distribution. Dividends of $1.755 per share were declared and paid in 1998, of which $1.682 per share was ordinary income and $.073 per share was a return of capital distribution. Dividends of $1.705 per share were declared and paid in 1997, of which $1.624 per share was ordinary income and $.081 per share was a return of capital distribution

(7)  Incentive Plans

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 1999 no shares have been issued under the terms of this plan.

During 1992 and 1993, the Trust granted options pursuant to the 1988 Non-Statutory Stock Option Plan. Pursuant to the terms of this plan, which expired in December of 1998, the granted options vested ratably 25% per year beginning one year after the date of grant and expired ten years from the grant date. As of December 31, 1999, 58,024 options were outstanding and exercisable at an aggregate purchase price of $973,137 or $16.77 per share.

During 1997, the Trust's Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan ("The Plan"), which is a newly created stock option and dividend equivalents rights plan for employees of the Trust, including officers and directors. There are 400,000 shares reserved for issuance under The Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. Since inception through December 31, 1999, there have been 80,000 stock options with dividend equivalent rights granted to officers and trustees of the Trust. Subsequent to December 31, 1999, an additional 25,000 stock options with dividend equivalent rights were granted at an original exercise price of $14.75. The Trust recorded expenses relating to the dividend equivalent rights of $132,000 in 1999, $123,000 in 1998 and $60,000 in 1997. As of December 31, 1999, there were 35,000 options exercisable under The Plan with an average exercise price, adjusted to give effect to the dividend equivalent rights, of $14.40 per share.

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

                                      (000s except per share amounts)
                          -------------------------------------------------
Year Ended December 31,         1999               1998            1997
---------------------------------------------------------------------------

Net Income:
  As Reported                    $13,972         $14,337         $13,967
  Pro Forma                      $13,833         $14,201         $13,898

Earnings Per Share:
  As Reported:
    Basic                       $   1.56        $   1.60        $   1.56
    Diluted                     $   1.56        $   1.60        $   1.56

  Pro Forma:
    Basic                       $   1.54        $   1.59        $   1.55
    Diluted                     $   1.54        $   1.58        $   1.55


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the four option grants that occurred during 1998 and 1997. No options were granted during 1999, therefore the following table is not applicable ("N/A") for the year ended December 31, 1999:

Year Ended December 31         1999        1998         1997
-------------------------------------------------------------------

Volatility                      N/A          15%         15%
Interest rate                   N/A        5% - 6%     6 % - 7%
Expected life (years)           N/A          7.9         7.9
Forfeiture rate                 N/A          2%           2%
-------------------------------------------------------------------

Stock-based compensation costs on a pro forma basis would have reduced net income by $139,000 in 1999, $136,000 in 1998 and $69,000 in 1997. Because the
SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

Stock options to purchase shares of beneficial interest have been granted to officers and directors of the Trust under various plans. Information with respect to these options is summarized as follows:

                                       Number of Shares   Average Option Price             Range
      Outstanding Options                                                                (High-Low)
-------------------------------------------------------------------------------------------------------------
      Balance, January 1, 1997             58,024            $16.77                   $16.875/$16.125
      Granted                              70,000            $18.625                      $18.625
      Exercised                                 0              N/A                          N/A
      Cancelled                                 0              N/A                          N/A

-------------------------------------------------------------------------------------------------------------
      Balance, January 1, 1998            128,024            $17.79                  $18.625/$16.125
      Granted                              10,000            $19.45                 $21.4375/$18.375
      Exercised                             (625)            $18.625                      $18.625
      Cancelled                           (4,375)            $18.625                      $18.625

-------------------------------------------------------------------------------------------------------------
      Balance, January 1, 1999            133,024            $17.88                  $21.4375/$16.125
      Granted                                   0              N/A                          N/A
      Exercised                                 0              N/A                          N/A
      Cancelled                                 0              N/A                          N/A

-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                133,024            $17.88                  $21.4375/$16.125
-------------------------------------------------------------------------------------------------------------

(8)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of December 31, 1999:

  Name of LLC                        Property Owned by LLC
  ------------------------------     ---------------------

  DSMB Properties                    Desert Samaritan Hospital MOBs
  DVMC Properties                    Desert Valley Medical Center MOBs
  Parkvale Properties                Maryvale Samaritan Hospital MOBs
  Suburban Properties                Suburban Medical Center MOBs
  Litchvan Investments               Samaritan West Valley Medical Center
  Paseo Medical Properties II        Thunderbird Paseo Medical Plaza
  Willetta Medical Properties        Edwards Medical Plaza
  DesMed                             Desert Springs Medical Plaza
  PacPal Investments                 Pacifica Palms Medical Plaza
  RioMed Investments                 Rio Rancho Medical Center
  West Highland Holdings             St. Jude Heritage Health Complex
  Santa Fe Scottsdale                Santa Fe Professional Plaza
  Bayway Properties                  East Mesa Medical Center
  653 Town Center Drive              Summerlin Hospital Medical Office Building

                                                      December 31,
                                        ------------------------------------
                                                1999                 1998
                                        ------------------------------------
                                                 (amounts in thousands)
   Net property                               $116,599              $95,732
   Other assets                                  6,701                5,430
   Liabilities and third-party debt             82,456               58,118
   Loans payable to the Trust                   ------                9,980
   Equity                                       40,844               33,063
   UHT's share of equity                        35,748               28,185




                                        For the Year Ended December 31,
                                  --------------------------------------------
                                       1999            1998            1997
                                  --------------------------------------------
                                                 (amounts in thousands)
   Revenues                              $18,387         $12,942       $8,135
   Operating expenses                      6,772           4,677        2,727
   Depreciation & amortization             3,385           2,450        1,846
   Interest, net                           5,436           4,133        3,093
   Net income                              2,794           1,682          469
   UHT's share of net income               2,554           1,537          445

As of December  31,  1999,  these LLCs had $79.3  million of  non-recourse  debt
payable  to   third-party   lending   institutions.   Aggregate   maturities  of
non-recourse debt payable to third-parties is as follows (000s):

                         2000                 $2,080
                         2001                  5,860
                         2002                  2,140
                         2003                  2,234
                         2004                  1,814
                        Later                 65,126
                                             -------
                        Total                $79,254
                                             =======

(9) Quarterly Results (unaudited - amounts in thousands, except per share amounts)

                                                                           1999
------------------------------------------------------------------------------------------------------------------------
                                           First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter           Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                   $6,056          $5,885          $5,782          $6,142           $23,865

Net Income                                 $3,928          $3,811          $2,266          $3,967           $13,972
Earnings Per Share-Basic                    $0.44           $0.43           $0.25           $0.44             $1.56
Earnings Per Share-Diluted                  $0.44           $0.42           $0.25           $0.44             $1.56

During the third quarter of 1999, the Trust recorded a net provision for investment loss of $1.6 million or $.18 per share, (basic and diluted). Included in the provision for investment loss was a non-cash asset impairment charge of $2.6 million to reduce the carrying-value of a behavioral health services facility which has a lease expiration date of December, 2000. The provision for investment loss was partially offset by a $1.0 million cash gain realized on the sale of Lakeshore Hospital.

                                                                             1998
------------------------------------------------------------------------------------------------------------------------
                                           First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter           Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                  $5,857          $5,793          $5,694          $5,890           $23,234

Net Income                                $3,569          $3,528          $3,471          $3,769           $14,337
Earnings Per Share-Basic                   $0.40           $0.39           $0.39           $0.42             $1.60
Earnings Per Share-Diluted                 $0.40           $0.39           $0.39           $0.42             $1.60

                      Universal Health Realty Income Trust
                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                             (amounts in thousands)

                                           Balance at      Charged to                               Balance
                                           beginning        costs and                               at end
                  Description              of period        expenses              Other            of period

Reserve for Investment Losses:
    Year ended December 31, 1999                $116          $1,583(b)         ($1,699)(a)              -
                                            ========         ========            =======            =======

    Year ended December 31, 1998                 $89             $300              ($273)(a)           $116
                                            ========         ========            =======            =======

    Year ended December 31, 1997                $151             $227              ($289)               $89
                                            ========         ========            =======            =======



(a)  Amounts charged against the reserve.

(b)  Consists of the following:

     Provision for investment loss recorded on
          Behavioral Health Services facility                       $2,581
     Cash proceeds generated from sale of Lake Shore Hospital         (998)
                                                                  ---------
                                                                    $1,583
                                                                  =========

                                                            Schedule III
                                                Universal Health Realty Income Trust
                                    Real Estate and Accumulated Depreciation - December 31, 1999
                                                       (amounts in thousands)


                          Initial Cost to       Cost
                          Universal Health   capitalized       Gross amount                             Date of
                         Realty Income Trust  subsequent         at which                             construction
                                            to acquisition    carried at close                          or most
                                                                  of period                              recent
                                                                                        Accumulated    significant          Average
                                                                                        Depreciation   expansion             Deprec-
                                   Building    Land &              Building &              as of          or       Date      iable
Description                Land    & Improv.   Improv.     Land     Improv.     Total  Dec. 31, 1999  renovation  Acquired   Life
Virtue Street Pavilion    $1,825     $9,445          -    $1,770     $9,445    $11,215     $3,513         1975     1986     35 Years
 Chalmette Medical Center  2,000      7,473     $3,148     2,000     10,621     12,621      2,607         1999     1988     34 Years
  Chalmette, Louisiana

Inland Valley Regional
 Medical Center
  Wildomar, California     2,050     10,701      2,868     2,050     13,569     15,619      3,465         1986     1986     43 Years

McAllen Medical Center
  McAllen, Texas           4,720     31,442     10,188     6,281     40,069     46,350     10,207         1994     1986     42 Years

Wellington Regional
 Medical Center
  West Palm Beach,
  Florida                  1,190     14,652      4,822     1,663     19,001     20,664      4,799         1986     1986     42 Years

The Bridgeway
 North Little Rock,
  Arkansas                   150      5,395        499       150      5,894      6,044      2,173         1983     1986     35 Years

Meridell Achievement
 Center
  Austin, Texas            1,350      3,782      1,558     1,350      5,340      6,690      2,996         1991     1986     28 Years

Tri-State Rehabilitation
 Hospital
  Evansville, Indiana        500      6,945      1,062       500      8,007      8,507      2,023         1993     1989     40 Years

Vencor Hospital-Chicago
  Chicago, Illinois          158      6,404      1,837       158      8,241      8,399      3,869         1993     1986     25 Years

Fresno-Herndon
 Medical Plaza
  Fresno, California       1,073      5,266         24     1,073      5,290      6,363        598         1992     1994     45 Years

Family Doctor's Medical
 Office Building
  Shreveport, Louisiana       54      1,526        494        54      2,020      2,074        188         1991     1995     45 Years

Kelsey-Seybold Clinic
 at King's Crossing          439      1,618          6       439      1,624      2,063        153         1995     1995     45 Years
Professional Center
 at King's Crossing          439      1,837         43       439      1,880      2,319        170         1995     1995     45 Years
  Kingwood, Texas

Chesterbrook Academy
  Audubon, Pennsylvania      307        996          -       307        996      1,303         81         1996     1996     45 Years

Carefree Learning Center
  New Britain, Pennsylvania  250        744          -       250        744        994         61         1991     1996     45 Years

Carefree Learning Center
  Uwchlan, Pennsylvania      180        815          -       180        815        995         66         1992     1996     45 Years

Carefree Learning Center
  Newtown, Pennsylvania      195        749          -       195        749        944         61         1992     1996     45 Years

The Southern Crescent
 Center                    1,130      5,092         21     1,130      5,113      6,243        400         1994     1996     45 Years
The Southern Crescent
 Center II                     -          -        806       806          -        806          -         1998     1998     35 Years
  Riverdale, Georgia

The Cypresswood
 Professional Center
  Spring, Texas              573      3,842        187       573      4,029      4,602        288         1997     1997     35 Years

Orthopaedic Specialists
 of Nevada Building
  Las Vegas, Nevada            -      1,579          -         -      1,579      1,579         16         1999     1999     25 Years

Sheffield Medical
 Building
  Atlanta, Georgia         1,760      9,766          -     1,760      9,766     11,526         66         1999     1999     25 Years
                         -------   --------    -------   -------   --------   --------    -------
           TOTALS        $20,343   $130,069    $27,563   $23,128   $154,792   $177,920    $37,800
                         =======   ========    =======   =======   ========   ========    =======

                      Universal Health Realty Income Trust
                              Notes to Schedule III
                                December 31, 1999
                                -----------------
                              (amount in thousands)



(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1997 to December 31, 1999:


                                               1999           1998           1997
                                            ---------      ---------      ---------
Balance at January 1                         $163,932       $163,855       $158,083
Additions and acquisitions                     16,639            158          4,526
SFAS 121 asset write-down                      (2,581)            --             --
Reclasses from construction in progress            --             --          1,246
Dispositions                                      (70)           (81)            --
                                            ---------      ---------      ---------
Balance at December 31                       $177,920       $163,932       $163,855
                                            =========      =========      =========



(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1997 to December 31, 1999:



                                        1999          1998           1997
                                      --------      --------      --------
Balance at January 1                   $34,006       $30,280       $26,540
Current year depreciation expense        3,832         3,807         3,740
Dispositions                               (39)          (81)           --
                                      --------      --------      --------
Balance at December 31                 $37,799       $34,006       $30,280
                                      ========      ========      ========




The aggregate cost basis and net book value of the properties for Federal income
tax  purposes  at  December  31,  1999  are   approximately   $172,000,000   and
$133,000,000, respectively.