Form 10-Q
period 2000-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2000-05-12
CIK 798783

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
         (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ___     ___

Number of common shares of beneficial interest outstanding at April 30, 2000
- 8,983,164





                           Page One of Thirteen Pages


================================================================================

                     UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.

Item 1.  Financial Statements

Consolidated Statements of Income
   Three Months Ended - March 31, 2000 and 1999                                             Three

Consolidated Balance Sheets -- March 31, 2000
   and December 31, 1999                                                                     Four

Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2000 and 1999                                                Five

Notes to Consolidated Financial Statements                                      Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              Nine, Ten & Eleven

PART II.  OTHER INFORMATION AND SIGNATURE                                        Twelve & Thirteen


                           Page Two of Thirteen Pages

                         PART I. FINANCIAL INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST
                       Consolidated Statements of Income
                (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                                                  THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                               2000         1999
                                                                               ----         ----
REVENUES (Note 2):

  Base rental - UHS facilities                                               $3,520       $3,443
  Base rental - Non-related parties                                           2,383        1,600
  Bonus rental                                                                  782          779
  Interest                                                                       --          234
                                                                              -----        -----
                                                                              6,685        6,056
                                                                             ------        -----


EXPENSES:

  Depreciation & amortization                                                 1,088          947
  Interest expense                                                            1,418        1,021
  Advisory fees to UHS                                                          325          300
  Other operating expenses                                                      705          528
                                                                              -----        -----
                                                                              3,536        2,796
                                                                             ------        -----

  Income before equity in limited liability companies                         3,149        3,260

    Equity in income of limited liability companies                             767          668
                                                                              -----        -----

                 NET INCOME                                                  $3,916       $3,928
                                                                             ======       ======


        NET INCOME PER SHARE - BASIC                                         $ 0.44       $ 0.44
                                                                             ======       ======

       NET INCOME PER SHARE - DILUTED                                        $ 0.44       $ 0.44
                                                                             ======       ======

  Weighted average number of shares outstanding -- basic                      8,983        8,953
  Weighted average number of share equivalents                                   14           25
                                                                              -----        -----
  Weighted average number of shares and equivalents
  outstanding - diluted                                                       8,997        8,978
                                                                              =====        =====

The accompanying notes are an integral part of these financial statements.




                         Page Three of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                            Condensed Balance Sheets
                             (amounts in thousands)
                                  (unaudited)

                                                                 MARCH 31,                       DECEMBER 31
ASSETS:                                                            2000                              1999
                                                              ----------------                 ----------------
REAL ESTATE INVESTMENTS:
     Buildings & improvements                                         $160,007                      $154,792
     Accumulated depreciation                                         (38,882)                       (37,800)
                                                              ----------------                 ----------------
                                                                       121,125                       116,992
     Land                                                               24,279                        23,128
     Construction in progress                                            2,583                         1,247
                                                              ----------------                 ----------------
            Net Real Estate Investments                                147,987                       141,367
                                                              ----------------                 ----------------
     Investments in limited liability companies                         37,449                        35,748

OTHER ASSETS:
     Cash                                                                  583                           852
     Bonus rent receivable - UHS                                           766                           723
     Rent receivable from non-related parties                               70                            67
     Deferred charges and other assets, net                                102                            64
                                                               ----------------                ----------------
                                                                     $186,957                       $178,821
                                                               ================                ================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
     Bank borrowings                                                   $84,302                       $75,600
     Note payable to UHS                                                 1,308                         1,289
     Accrued interest                                                      461                           411
     Accrued expenses & other liabilities                                1,097                         1,367
     Tenant reserves, escrows, deposits and prepaid rents                  329                           404

     Minority interest                                                      71                            75

SHAREHOLDERS' EQUITY:
     Preferred shares of beneficial interest,
       $.01 par value; 5,000,000 shares authorized;
       none outstanding                                                     --                            --
     Common shares, $.01 par value;
       95,000,000 shares authorized; issued
       and outstanding: 2000 - 8,983,164
       1999 - 8,990,825                                                     90                            90
     Capital in excess of par value                                    129,145                       129,255
     Cumulative net income                                             144,346                       140,430
     Cumulative dividends                                             (174,192)                     (170,100)
                                                               ----------------                ----------------
                    Total Shareholders' Equity                          99,389                        99,675
                                                               ----------------                ----------------
                                                                      $186,957                      $178,821
                                                               ================                ================


The accompanying notes are an integral part of these financial statements.






                         Page Four of Thirteen Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
                      Consolidated Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                2000            1999
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $ 3,916         $ 3,928
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation & amortization                                  1,088             947
    Amortization of interest rate cap                               --              31
 Changes in assets and liabilities:
    Rent receivable                                                (46)            (93)
    Accrued expenses & other liabilities                          (104)           (135)
    Tenant escrows, deposits & deferred rents                      (75)             85
    Accrued interest                                                50              23
    Deferred charges & other                                       (27)             64
                                                               --------        --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,802           4,850
                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in limited liability companies ("LLCs")         (1,885)         (1,243)
    Advances received from LLCs                                     --           6,890
    Acquisitions and additions to land, buildings and CIP       (7,868)           (258)
    Cash distributions in excess of income from LLCs               184             160
                                                               --------        --------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (9,569)          5,549
                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional borrowings                                        8,715              --
    Repayments of long-term debt                                   (13)         (6,400)
    Dividends paid                                              (4,092)         (4,030)
    Payment of financing costs                                       --           (166)
    Repurchase of shares of beneficial interest                   (135)             --
    Issuance of shares of beneficial interest                       23              --
                                                               --------        --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       4,498         (10,596)
                                                               --------        --------

    Decrease in cash                                              (269)           (197)
    Cash, beginning of period                                      852             572
                                                               --------        --------
CASH, END OF PERIOD                                            $   583        $    375
                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                               $ 1,349         $   995
                                                               ========        ========




See accompanying notes to these condensed financial statements.













                           Page Five of Thirteen Pages

                        UNIVERSAL HEALTH REALTY INCOME TRUST
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (unaudited)
(1)  GENERAL

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

In this Quarterly Report on Form 10-Q, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2)  RELATIONSHIP WITH UNIVERSAL HEALTH SERVICES, INC.

During the first three months of 2000 and 1999, approximately 64% and 69%, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 2000 and 1999:

                                                   THREE MONTHS ENDED MARCH 31,
                                                          (in thousands)

                                                       2000           1999
                                                    -------         --------
Base rental - UHS facilities                        $ 3,520         $  3,443
Base rental - Non-related parties                     2,383            1,600
                                                    -------         --------
      Total base rental                               5,903            5,043
                                                    -------         --------
Bonus rental - UHS facilities                           782              722
Bonus rental - Non-related parties                        -               57
                                                    -------         --------
       Total bonus rental                               782              779
                                                    -------         --------
Interest - Non-related parties                            -              234
                                                    -------         --------
       Total revenues                               $ 6,685          $ 6,056
                                                    =======         ========


                           Page Six of Thirteen Pages

UHS owned approximately 8% percent of the Trust's outstanding shares of beneficial interest as of March 31, 2000. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2000. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. In both 1999 and 2000, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust. Also in both 1999 and 2000, UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $325,000 and $300,000 for the three month periods ended March 31, 2000 and 1999 respectively.

(3)  DIVIDENDS

A dividend of $.455 per share or $4.1 million in the aggregate was declared by the Board of Trustees on March 10, 2000 and was paid on March 31, 2000 to shareholders of record as of March 17, 2000.

(4)  ACQUISITIONS

During the first quarter of 2000, the Trust invested $6.4 million, including a $4.5 million non-recourse mortgage, in a medical office building in Danbury, Connecticut. Additionally, during the first quarter of 2000, UHT purchased a 95% equity interest for $1.8 million in a LLC that owns and operates Skypark Professional Medical Building on the campus of the Torrance Memorial Medical Center in Torrance, California.

(5)  ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged items in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.



                          Page Seven of Thirteen Pages

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

(6)   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of March 31, 2000:

      Name of LLC                         Property Owned by LLC
      -----------                         ---------------------

      DSMB Properties                     Desert Samaritan Hospital MOBs
      DVMC Properties                     Desert Valley Medical Center MOBs
      Parkvale Properties                 Maryvale Samaritan Hospital MOBs
      Suburban Properties                 Suburban Medical Center MOBs
      Litchvan Investments                Samaritan West Valley Medical Center
      Paseo Medical Properties II         Thunderbird Paseo Medical Plaza
      Willeta Medical Properties          Edwards Medical Plaza
      DesMed                              Desert Springs Medical Plaza
      PacPal Investments                  Pacifica Palms Medical Center
      RioMed Investments                  Rio Rancho Medical Center
      West Highland Holdings              St. Jude Heritage Health Complex
      Sante Fe Scottsdale                 Sante Fe Professional Plaza
      653 Town Center Investments         Summerlin Hospital Medical Office Building
      Bayway Properties                   East Mesa Medical Center
      23560 Madison                       Skypark Professional Medical Building


                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                              2000                 1999
                                     ------------------------------------
                                              (amounts in thousands)
  Revenues                                  $5,141               $3,806
  Expenses                                   4,271                2,997
  Net Income                                   870                  809
  UHT's share of net income                    766                  668

As of March 31, 2000, these LLCs had approximately $79 million of non-recourse debt payable to third-party lending institutions.












                         Page Eight of Thirteen Pages

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

RESULTS OF OPERATIONS

The Trust has investments in thirty-eight facilities located in fourteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.455 per share or $4.1 million in the aggregate was paid on March 31, 2000.

For the quarters ended March 31, 2000 and 1999, net income totaled $3,916,000 and $3,928,000 or $.44 and $.44 per share (basic and diluted), on net revenues of $6,685,000 and $6,056,000, respectively. The $629,000 increase in net revenues during the 2000 first quarter as compared to the 1999 quarter was due primarily to a $783,000 increase in base rental revenue from non-related parties, partially offset by a $234,000 decrease in interest income earned on short-term loans advanced during 1998 to three separate LLCs (in which the Trust has ownership interests), all of which were repaid to the Trust by June 30, 1999.


                           Page Nine of Thirteen Pages

The $783,000 increase in base rentals from non-related parties resulted primarily from the revenues generated from the Sheffield Medical Building, Orthopedic Specialists of Nevada Building and the medical office building located in Danbury, Connecticut, all of which were acquired subsequent to the third quarter of 1999 ($751,000).

Interest expense increased $397,000 or 39% for the three months ended March 31, 2000 as compared to the 1999 first quarter due primarily to increased borrowings used to finance additional investments. Depreciation and amortization expense increased $141,000 or 15% for the three months ended March 31, 2000 compared to the comparable prior year period due primarily to the depreciation expense related to the fourth quarter, 1999 and first quarter, 2000 acquisitions.

Other operating expenses increased $177,000 or 33% during the first quarter of 2000 as compared to the comparable prior year period. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $527,000 for the three month ended March 31, 2000 and $234,000 for the three months ended March 31, 1999. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income. Partially offsetting the increase in operating expenses related to the Trust's investments in medical office buildings was $135,000 of maintenance expenses recorded during the first quarter of 1999 related to Lake Shore Hospital, which was sold during the third quarter of 1999.

Included in the Trust's financial results for the three months ended March 31, 2000 and 1999 was $767,000 and $668,000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments increased 5% to $5.7 million for the three months ended March 31, 2000, as compared to $5.4 million in the comparable prior year quarter. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2000 and $4.9 million for the three months ended March 31, 1999. The $48,000 net unfavorable change during the first quarter of 2000 as compared to the comparable prior year quarter was primarily attributable to: (i) a $98,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization and amortization of interest rate cap expense); (ii) a $160,000 unfavorable change in tenant escrows, deposits and deferred rents, and; (iii) $14,000 of other net favorable changes.



                           Page Ten of Thirteen Pages

During the first three months of 2000, the $4.8 million of cash generated from operating activities, the $8.7 million of additional borrowings and the $269,000 decrease in cash were used primarily to: (i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million),
(iii) finance capital expenditures ($1.5 million), and; (iv) pay dividends ($4.1 million).

During the first three months of 1999, the $4.9 million of cash generated from operating activities, the $6.9 million of cash received for the repayments of two of the short-term loans advanced to separate LLCs during 1998 and the $200,000 reduction in cash were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) repay debt ($6.4 million); (iii) pay dividends ($4.0 million), and; (iv) finance capital expenditures and pay financing costs ($400,000).

As of March 31, 2000, the Trust had approximately $17 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Also, during the first quarter of 2000, the Board of Trustees approved a stock repurchase program under which the Trust is authorized to purchase up to 500,000 shares, or approximately 6%, of its outstanding stock. Pursuant to the terms of this program, the Trust repurchased 9,100 shares at an average repurchase price of $14.82 per share ($135,000 in the aggregate) during the first quarter of 2000.



























                        Page Eleven of Thirteen Pages

                          PART II. OTHER INFORMATION
                     UNIVERSAL HEALTH REALTY INCOME TRUST

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures in 2000. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1999.

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


Date:  May 11, 2000            UNIVERSAL HEALTH REALTY INCOME TRUST
                                 (Registrant)




                                /s/ Kirk E. Gorman
                                ---------------------------------------
                                Kirk E. Gorman, President,
                                Chief Financial Officer, Secretary and
                                Trustee

                                (Principal Financial Officer and Duly
                                Authorized Officer.)
































                       Page Thirteen of Thirteen Pages