Form 10-Q
period 2000-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2000-08-11
CIK 798783

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
     (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to .........
                         Commission file number 1-9321

                     UNIVERSAL HEALTH REALTY INCOME TRUST
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              MARYLAND                                23-6858580
   -------------------------------              ---------------------
   (State or other jurisdiction of                 (I.R. S. Employer
   Incorporation or Organization)                 Identification No.)


                          UNIVERSAL CORPORATE CENTER
                             367 SOUTH GULPH ROAD
                  KING OF PRUSSIA, PENNSYLVANIA         19406
                  -------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

Number of common shares of beneficial interest outstanding at July 31, 2000 - 8,980,064



                          Page One of Thirteen Pages

                     UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X



PART I.   FINANCIAL INFORMATION                                                                        PAGE NO.

Item 1.   Financial Statements
Condensed Consolidated Statements of Income
  Three and Six Months Ended - June 30, 2000 and 1999........................................................Three

Condensed Consolidated Balance Sheets -- June 30, 2000
  and December 31, 1999...................................................................................... Four

Condensed Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2000 and 1999.................................................................... Five

Notes to Condensed Consolidated Financial Statements............................................Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................................................Nine, Ten & Eleven

PART II.  OTHER INFORMATION AND SIGNATURE .......................................................Twelve & Thirteen


                          Page Two of  Thirteen Pages

                         Part I. Financial Information
                     Universal Health Realty Income Trust
                  Condensed Consolidated Statements of Income
               (amounts in thousands, except per share amounts)
                                  (unaudited)



                                                                           Three Months                      Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                    ---------------------------      ---------------------------
                                                                       2000            1999             2000            1999
                                                                    ----------      ----------       ----------      ----------
Revenues (Note 2):
     Base rental - UHS facilities                                   $    3,521      $    3,444       $    7,041      $    6,887
     Base rental - Non-related parties                                   2,442           1,647            4,825           3,247
     Bonus rental                                                          765             747            1,547           1,526
     Interest                                                                -              47                -             281
                                                                    ----------      ----------       ----------      ----------
                                                                         6,728           5,885           13,413          11,941
                                                                    ----------      ----------       ----------      ----------

Expenses:

     Depreciation & amortization                                         1,103             948            2,191           1,895
     Interest expense                                                    1,501             919            2,919           1,940
     Advisory fees to UHS                                                  339             299              664             599
     Other operating expenses                                              689             486            1,394           1,014
                                                                    ----------      ----------       ----------      ----------
                                                                         3,632           2,652            7,168           5,448
                                                                    ----------      ----------       ----------      ----------

     Income before equity in limited liability companies                 3,096           3,233            6,245           6,493

       Equity in income of limited liability companies                     704             578            1,471           1,246

                                                                    ----------      ----------       ----------      ----------
                            Net Income                              $    3,800      $    3,811       $    7,716      $    7,739
                                                                    ==========      ==========       ==========      ==========


                   Net Income per share - basic                     $     0.42      $     0.43       $     0.86      $     0.86
                                                                    ==========      ==========       ==========      ==========

                   Net Income per share - diluted                   $     0.42      $     0.42       $     0.86      $     0.86
                                                                    ==========      ==========       ==========      ==========

     Weighted average number of shares outstanding - basic               8,980           8,953            8,982           8,953
     Weighted average number of share equivalents                           16              26               15              25
                                                                    ----------      ----------       ----------      ----------
     Weighted average number of shares and equivalents
          outstanding - diluted                                          8,996           8,979            8,997           8,978
                                                                    ==========      ==========       ==========      ==========


  The accompanying notes are an integral part of these financial statements.






                         Page Three of  Thirteen Pages

                     Universal Health Realty Income Trust
                     Condensed Consolidated Balance Sheets
                            (amounts in thousands)
                                  (unaudited)


                                                                                         June 30,                    December 31,
Assets:                                                                                    2000                          1999
                                                                                   --------------------         -------------------

Real Estate Investments:
      Buildings & improvements                                                     $           160,067          $           154,792
      Accumulated depreciation                                                                 (39,964)                     (37,800)
                                                                                   --------------------         -------------------
                                                                                                120,103                     116,992
      Land                                                                                       24,279                      23,128
      Construction in progress                                                                    3,558                       1,247
                                                                                   --------------------         -------------------
                    Net Real Estate Investments                                                 147,940                     141,367
                                                                                   --------------------         -------------------

      Investments in limited liability companies                                                 37,059                      35,748

Other Assets:
      Cash                                                                                          377                         852
      Bonus rent receivable from UHS                                                                765                         723
      Rent receivable from non-related parties                                                      232                          67
      Deferred charges and other assets, net                                                        108                          64
                                                                                   --------------------         -------------------
                                                                                   $            186,481         $           178,821
                                                                                   ====================         ===================

Liabilities and Shareholders' Equity:

Liabilities:
      Bank borrowings                                                              $             84,184         $            75,600
      Note payable to UHS                                                                         1,327                       1,289
      Accrued interest                                                                              421                         411
      Accrued expenses & other liabilities                                                        1,134                       1,367
      Tenant reserves, escrows, deposits and prepaid rents                                          336                         404

      Minority interest                                                                              67                          75

Shareholders' Equity:
      Preferred shares of beneficial interest,
          $.01 par value; 5,000,000 shares authorized;
          none outstanding                                                                            -                           -
      Common shares, $.01 par value;
          95,000,000 shares authorized; issued
          and outstanding: 2000 - 8,980,064
          1999 - 8,990,825                                                                           90                          90
      Capital in excess of par value                                                            129,104                     129,255
      Cumulative net income                                                                     148,146                     140,430
      Cumulative dividends                                                                     (178,328)                   (170,100)
                                                                                   --------------------         -------------------
                    Total Shareholders' Equity                                                   99,012                      99,675
                                                                                   --------------------         -------------------
                                                                                   $            186,481         $           178,821
                                                                                   ====================         ===================


  The accompanying notes are an integral part of these financial statements.



                         Page Four of  Thirteen Pages

                     Universal Health Realty Income Trust
                Condensed Consolidated Statements of Cash Flows
                       (amounts in thousands, unaudited)


                                                                              Six months ended June 30,
                                                                          -----------------------------------
                                                                             2000                     1999
                                                                          ----------                ---------
Cash flows from operating activities:
       Net income                                                         $    7,716                $   7,739
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                        2,191                    1,895
            Amortization of interest rate cap                                      -                       62
       Changes in assets and liabilities:
            Rent receivable                                                     (207)                     (24)
            Accrued expenses & other liabilities                                 (67)                     (52)
            Tenant escrows, deposits & deferred rents                            (68)                      78
            Accrued interest                                                      10                       55
            Deferred charges & other                                             (34)                      86
                                                                          ----------                ---------
                   Net cash provided by operating activities                   9,541                    9,839
                                                                          ----------                ---------

Cash flows from investing activities:
       Investments in limited liability companies ("LLCs")                    (1,885)                  (8,512)
       Advances received from LLCs                                                 -                   10,041
       Acquisitions and additions to land, buildings and CIP                  (8,903)                    (343)
       Cash distributions in excess of income from LLCs                          574                      397
                                                                          ----------                ---------
                   Net cash (used in) provided by investing activities       (10,214)                   1,583
                                                                          ----------                ---------

Cash flows from financing activities:
       Additional borrowings                                                   8,615                        -
       Repayments of long-term debt                                              (31)                  (3,400)
       Dividends paid                                                         (8,228)                  (8,060)
       Payment of financing costs                                                  -                     (166)
       Repurchase shares of beneficial interest                                 (181)                       -
       Issuance of shares of beneficial interest                                  23                       64
                                                                          ----------                ---------
                   Net cash provided by (used in) financing activities           198                  (11,562)
                                                                          ----------                ---------

       Decrease in cash                                                         (475)                    (140)
       Cash, beginning of period                                                 852                      572
                                                                          ----------                ---------
                          Cash, end of period                             $      377                $     432
                                                                          ==========                =========

=============================================================================================================

       Supplemental disclosures of cash flow information:
               Interest paid                                              $    2,871               $    1,787

=============================================================================================================

See accompanying notes to these condensed financial statements.




                          Page Five of Thirteen Pages

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

(2)  Relationship with Universal Health Services, Inc.

Approximately 64% and 71% for the three month periods ended June 30, 2000 and 1999, respectively, and 64% and 70% for the six month periods ended June 30, 2000 and 1999, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 2000 and 1999:

                                              Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                           -------------------------          ------------------------
                                                                  (in thousands)
                                             2000               1999             2000             1999
                                           ------             ------          -------          -------
Base rental - UHS facilities               $3,521             $3,444          $ 7,041          $ 6,887
Base rental - Non-related parties           2,442              1,647            4,825            3,247
                                           ------             ------          -------          -------
     Total base rental                      5,963              5,091           11,866           10,134
                                           ------             ------          -------          -------

Bonus rental - UHS facilities                 765                709            1,547            1,431
Bonus rental - Non-related parties              0                 38                0               95
                                           ------             ------          -------          -------
     Total bonus rental                       765                747            1,547            1,526
                                           ------             ------          -------          -------

Interest - Non-related parties                  0                 47                0              281
                                           ------             ------          -------          -------
     Total revenues                        $6,728             $5,885          $13,413          $11,941
                                           ======             ======          =======          =======



                          Page Six of Thirteen Pages

UHS owned approximately 8% of the Trust's outstanding shares of beneficial interest as of June 30, 2000. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2000. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. In both 1999 and 2000, the Trustees awarded a $50,000 bonus to the President of the Trust who also serves as a Trustee. Also in both 1999 and 2000, UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $339,000 and $299,000 for the three months ended June 30, 2000 and 1999, and $664,000 and $599,000 for the six month periods ended June 30, 2000 and 1999, respectively.

During the second quarter of 2000, Meridell Achievement Center, Inc., a subsidiary of UHS, exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease term. The purchase price, which is based on the fair market value of the property as defined in the lease, will be $5,450,000 which will result in a gain of approximately $1.8 million that will be recorded at the time of sale.

(3)  Dividends

A dividend of $.46 per share or $4.1 million in the aggregate was declared by the Board of Trustees on June 1, 2000 and was paid on June 30, 2000 to shareholders of record as of June 15, 2000.

(4)  Subsequent Events

Subsequent to the end of the second quarter, the Trust committed to invest $1.9 million in exchange for a 74% non-controlling interest in a limited liability company that will construct and own the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine. This building, which is 100% pre-leased and which will cost approximately $11.2 million to construct, including $8.9 million of third-party, non-recourse debt, is expected to be completed and opened during the fourth quarter of 2001.

(5)  Accounting Pronouncement Not Yet Adopted

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative


                         Page Seven of Thirteen Pages
instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged items in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

(6)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method.
Amounts presented include investments in the following LLCs as of June 30, 2000:

  Name of LLC                     Property Owned by LLC
  -----------                     ----------------------

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



                                                    For the Three Months                 For the Six Months
                                                       Ended June 30,                       Ended June 30,
                                    ---------------------------------------------------------------------------
                                                  2000               1999              2000               1999
                                    ---------------------------------------------------------------------------
                                                                      (amounts in thousands)
Revenues                                        $5,272             $4,562            $10,413             $8,368
Expenses                                         4,435              3,917              8,706              6,914
Net Income                                         837                645              1,707              1,454
UHT's share of net income                          704                578              1,471              1,246


As of June 30, 2000, these LLCs had approximately $83 million of debt (non-recourse to the Trust) payable to third-party lending institutions.


                         Page Eight of Thirteen Pages

Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Forward-Looking Statements
--------------------------

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues and income are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust's facilities, and other factors referenced herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

As of June 30, 2000 the Trust had investments in thirty-eight facilities located in fourteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The second quarter dividend of $.46 per share or $4.1 million in the aggregate was paid on June 30, 2000.

For the quarters ended June 30, 2000 and 1999, net income totaled $3,800,000 and $3,811,000 or $.42 and $.42 per diluted share, on net revenues of $6,728,000 and $5,885,000, respectively. For the six months ended June 30, 2000 and 1999, net income totaled $7,716,000 and $7,739,000 or $.86 and $.86 per diluted share on net revenues of $13,413,000 and $11,941,000, respectively.


                          Page Nine of Thirteen Pages

The $843,000 and $1,472,000 increases in net revenues during the three and six month periods ended June 30, 2000 as compared to the comparable 1999 periods were due primarily to increased base rental revenue from non-related parties. These increases resulted primarily from the revenues generated from the Sheffield Medical Building, Orthopaedic Specialists of Nevada Building and the medical office building located in Danbury, Connecticut, all of which were acquired subsequent to the third quarter of 1999.

Interest expense increased $582,000 or 63% for the three months ended June 30, 2000 as compared to the 1999 second quarter, and increased $979,000 or 50% for the six months ended June 30, 2000 over the comparable prior year period due primarily to increased borrowings used to finance additional investments and from an increase in the average cost of borrowings. Depreciation and amortization expense increased $155,000 or 16% for the three months ended June 30, 2000 and $296,000 or 16% for the six months ended June 30, 2000 compared to the comparable prior year periods due primarily to the depreciation expense related to the fourth quarter, 1999 and first quarter, 2000 acquisitions.

Other operating expenses increased $203,000 or 42% during the second quarter of 2000 and increased $380,000 or 37% during the 2000 six month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $511,000 and $249,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $1,038,000 and $483,000 for the six month periods ended June 30, 2000 and 1999, respectively. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was $704,000 and $578,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,471,000 and $1,246,000 for the six months ended June 30, 2000 and 1999, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments totaled $5.5 million and $5.4 million for the three months ended June 30, 2000 and 1999, respectively, and $11.2 million and $10.8 million for the six months ended June 30, 2000 and 1999, respectively. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $9.5 million for the six months ended June 30, 2000 and $9.8 million for the six months ended June 30, 1999. The $298,000 net unfavorable change during the first six months of 2000 as compared to the comparable prior year period was primarily attributable to: (i) a $211,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization and amortization of interest rate cap expense); (ii) a $183,000 unfavorable change in rent receivable; (iii) a $146,000 unfavorable




                          Page Ten of Thirteen Pages
change in tenant escrows, deposits and deferred rents; (iv) a $120,000 unfavorable change in deferred charges, and; (v) $60,000 of other net unfavorable changes.

During the first six months of 2000, the $9.5 million of cash generated from operating activities, the $8.6 million of additional borrowings and the $475,000 decrease in cash were used primarily to: (i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrnace, California ($1.8 million);
(iii) finance capital expenditures ($2.5 million), and; (iv) pay dividends ($8.2 million).

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

As of June 30, 2000, the Trust had approximately $16 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. During the first quarter of 2000, the Board of Trustees approved a stock repurchase program under which the Trust is authorized to purchase up to 500,000 shares, or approximately 6%, of its outstanding stock. Pursuant to the terms of this program, the Trust repurchased a total of 12,200 shares at an average repurchase price of $14.82 per share ($181,000 in the aggregate) as of June 30, 2000.



                         Page Eleven of Thirteen Pages

                          PART II. OTHER INFORMATION
                     UNIVERSAL HEALTH REALTY INCOME TRUST

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust (the "Trust") at the Annual Meeting of Shareholders on June 1, 2000.

(b)  Not applicable.

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust's shareholders, were approved by the votes indicated:

     Election by holders of Trust shares of two Class II Trustees

                               Daniel M. Cain           James E. Dalton, Jr.
                               --------------           --------------------
Votes cast in favor                 8,350,036                      8,346,121
Votes withheld                         66,504                         70,419


(d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:


     27.  Financial Data Schedule


All other items of this report are inapplicable.



                        Page Twelve of  Thirteen Pages

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 2000         UNIVERSAL HEALTH REALTY INCOME TRUST
                               (Registrant)



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