Form 10-Q
period 2000-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2000-11-13
CIK 798783

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to .........
                         Commission file number 1-9321

                     UNIVERSAL HEALTH REALTY INCOME TRUST
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

           MARYLAND                                   23-6858580
-------------------------------                  ------------------
(State or other jurisdiction of                   (I.R. S. Employer
Incorporation or Organization)                   Identification No.)


                          UNIVERSAL CORPORATE CENTER
                             367 SOUTH GULPH ROAD
                      KING OF PRUSSIA, PENNSYLVANIA      19406
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

Number of common shares of beneficial interest outstanding at October 31, 2000 - 8,980,064



                           Page One of Fifteen Pages

================================================================================

                     UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X

PART I.  FINANCIAL INFORMATION                                                         PAGE NO.
Item 1.  Financial Statements

Condensed Consolidated Statements of Income
  Three and Nine Months Ended - September 30, 2000 and 1999...............................Three

Condensed Consolidated Balance Sheets -- September 30, 2000
  and December 31, 1999....................................................................Four

Condensed Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2000 and 1999............................................Five

Notes to Condensed Consolidated Financial Statements...................Six, Seven, Eight & Nine

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ..................................Ten, Eleven, Twelve & Thirteen

PART II.  OTHER INFORMATION AND SIGNATURE ...................................Fourteen & Fifteen


                           Page Two of Fifteen Pages

                         Part I. Financial Information
                         -----------------------------
                     Universal Health Realty Income Trust
                     ------------------------------------
                  Condensed Consolidated Statements of Income
               (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                                    Three Months        Nine Months
                                                                 Ended September 30, Ended September 30,
                                                                 ------------------- -------------------
                                                                   2000      1999      2000     1999
                                                                  ------    ------   -------   -------
Revenues (Note 2):
-------------------
         Base rental - UHS facilities                             $3,520    $3,443   $10,561   $10,330
         Base rental - Non-related parties                         2,656     1,684     7,481     4,931
         Bonus rental                                                725       655     2,272     2,181
         Interest                                                   --        --        --         281
                                                                  ------    ------   -------   -------
                                                                   6,901     5,782    20,314    17,723
                                                                  ------    ------   -------   -------

Expenses:
---------

         Depreciation & amortization                               1,125       946     3,316     2,841
         Interest expense                                          1,600       970     4,519     2,910
         Advisory fees to UHS                                        341       306     1,005       905
         Other operating expenses                                    688       333     2,082     1,347
         Provision for investment losses, net                       --       1,583      --       1,583
                                                                  ------    ------   -------   -------
                                                                   3,754     4,138    10,922     9,586
                                                                  ------    ------   -------   -------

         Income before equity in limited liability companies       3,147     1,644     9,392     8,137

           Equity in income of limited liability companies           719       622     2,190     1,868
                                                                  ------    ------   -------   -------
         Net Income                                               $3,866    $2,266   $11,582   $10,005
                                                                  ======    ======   =======   =======

         Net Income per share - basic                              $0.43     $0.25     $1.29     $1.12
                                                                  ======    ======   =======   =======
         Net Income per share - diluted                            $0.43     $0.25     $1.29     $1.11
                                                                  ======    ======   =======   =======
         Weighted average number of shares outstanding - basic     8,979     8,957     8,981     8,954
         Weighted average number of share equivalents                 29        22        20        24
                                                                  ------    ------   -------   -------
         Weighted average number of shares and
           equivalents outstanding - diluted                       9,008     8,979     9,001     8,978
                                                                  ======    ======   =======   =======

The accompanying notes are an integral part of these financial statements.

                          Page Three of Fifteen Pages

                     Universal Health Realty Income Trust
                     ------------------------------------
                     Condensed Consolidated Balance Sheets
                     -------------------------------------
                            (amounts in thousands)
                            ----------------------
                                  (unaudited)
                                  -----------


                                                              September 30, December 31,
Assets:                                                           2000         1999
                                                               ---------    ---------
Real Estate Investments:
        Buildings & improvements                                $164,486     $154,792
        Accumulated depreciation                                 (41,079)     (37,800)
                                                               ---------    ---------
                                                                 123,407      116,992
        Land                                                      24,279       23,128
        Construction in progress                                      13        1,247
                                                               ---------    ---------
                        Net Real Estate Investments              147,699      141,367
                                                               ---------    ---------
        Investments in limited liability companies                39,009       35,748

Other Assets:
        Cash                                                         309          852
        Bonus rent receivable from UHS                               735          723
        Rent receivable from non-related parties                     190           67
        Deferred charges and other assets, net                       423           64
                                                               ---------    ---------
                                                                $188,365     $178,821
                                                               =========    =========

Liabilities and Shareholders' Equity:

Liabilities:
        Bank borrowings                                          $85,216      $75,600
        Note payable to UHS                                        1,347        1,289
        Accrued interest                                             739          411
        Accrued expenses & other liabilities                       1,876        1,367
        Tenant reserves, escrows, deposits and prepaid rents         369          404

        Minority interest                                             62           75

Shareholders' Equity:
        Preferred shares of beneficial interest,
              $.01 par value; 5,000,000 shares authorized;
              none outstanding                                      --           --
        Common shares, $.01 par value;
              95,000,000 shares authorized; issued
              and outstanding: 2000 - 8,980,064
              1999 - 8,990,825                                        90           90
        Capital in excess of par value                           129,107      129,255
        Cumulative net income                                    152,012      140,430
        Cumulative dividends                                    (182,453)    (170,100)
                                                               ---------    ---------
                        Total Shareholders' Equity                98,756       99,675
                                                               ---------    ---------
                                                                $188,365     $178,821
                                                               =========    =========

The accompanying notes are an integral part of these financial statements.

                           Page Four of Fifteen Pages

                     Universal Health Realty Income Trust
                     ------------------------------------
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                       (amounts in thousands, unaudited)


                                                                              Nine months ended September 30,
                                                                          -----------------------------------------
                                                                              2000                        1999
                                                                          -------------                ------------
Cash flows from operating activities:
       Net income                                                              $11,582                     $10,005
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                          3,316                       2,841
            Amortization of interest rate cap                                        -                          62
            Provision for investment losses, net                                     -                       1,583
       Changes in assets and liabilities:
            Rent receivable                                                       (135)                         14
            Accrued expenses & other liabilities                                   218                          20
            Tenant escrows, deposits & deferred rents                              (35)                         70
            Accrued interest                                                       328                         288
            Deferred charges & other                                              (341)                        (54)
                                                                          -------------                ------------
                       Net cash provided by operating activities                14,933                      14,829
                                                                          -------------                ------------

Cash flows from investing activities:
       Investments in limited liability companies ("LLCs")                      (4,174)                     (8,774)
       Advances received from LLCs                                                   -                      10,041
       Acquisitions and additions to land, buildings and CIP                    (9,320)                       (366)
       Proceeds received from sale of assets                                         -                         998
       Cash distributions in excess of income from LLCs                            913                         823
                                                                          -------------                ------------
                  Net cash (used in) provided by investing activities          (12,581)                      2,722
                                                                          -------------                ------------
Cash flows from financing activities:
       Additional borrowings                                                     9,665                           -
       Repayments of long-term debt                                                (49)                     (5,900)
       Dividends paid                                                          (12,353)                    (12,136)
       Repurchase shares of beneficial interest                                   (181)                          -
       Issuance of shares of beneficial interest                                    23                         150
                                                                          -------------                ------------
        Net cash used in financing activities                                   (2,895)                    (17,886)
                                                                          -------------                ------------

       Decrease in cash                                                           (543)                       (335)
       Cash, beginning of period                                                   852                         572
                                                                          -------------                ------------
                   Cash, end of period                                            $309                        $237
                                                                          =============                ============

            Supplemental disclosures of cash flow information:
                      Interest paid                                             $4,133                      $2,506



See accompanying notes to these condensed financial statements.


                          Page Five of Fifteen Pages

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (unaudited)
(1)  General

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

(2)  Relationship with Universal Health Services, Inc.

Approximately 62% and 71% for the three month periods ended September 30, 2000 and 1999, respectively, and 63% and 70% for the nine month periods ended September 30, 2000 and 1999, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 2000 and 1999:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                      September 30,
                                                  -------------                      -------------
                                                                (in thousands)
                                             2000               1999             2000             1999
                                           ------             ------          -------          -------
Base rental - UHS facilities               $3,520             $3,443          $10,561          $10,330
Base rental - Non-related parties           2,656              1,684            7,481            4,931
                                           ------             ------          -------          -------
     Total base rental                      6,176              5,127           18,042           15,261
                                           ------             ------          -------          -------

Bonus rental - UHS facilities                 725                655            2,272            2,086
Bonus rental - Non-related parties              0                  0                0               95
                                           ------             ------          -------          -------
     Total bonus rental                       725                655            2,272            2,181
                                           ------             ------          -------          -------

Interest - Non-related parties                  0                  0                0              281
                                           ------             ------          -------          -------
     Total revenues                        $6,901             $5,782          $20,314          $17,723
                                           ======             ======          =======          =======



                           Page Six of Fifteen Pages

UHS owned approximately 8% of the Trust's outstanding shares of beneficial interest as of September 30, 2000. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2000. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. In both 1999 and 2000, the Trustees awarded a $50,000 bonus to the President of the Trust who also serves as a Trustee. Also in both 1999 and 2000, UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $341,000 and $306,000 for the three months ended September 30, 2000 and 1999, and $1,005,000 and $905,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

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

(3)  Dividends

A dividend of $.46 per share or $4.1 million in the aggregate was declared by the Board of Trustees on September 8, 2000 and was paid on September 29, 2000 to shareholders of record as of September 19, 2000.

(4)  Commitments and Acquisitions

During the third quarter, the Trust committed to invest $1.9 million in exchange for a 74% non-controlling interest in a limited liability company that will construct and own the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine. This building, which is 100% pre-leased and which will cost approximately $11.2 million to construct, including $8.9 million of third-party, non-recourse debt, is expected to be completed and opened during the fourth quarter of 2001.

Also during the third quarter, the Trust invested $2 million in a limited liability company that owns and operates the Centinella Medical Building Complex located in Inglewood, California.




                          Page Seven of Fifteen Pages

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

(6)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method.
Amounts presented include investments in the following LLCs as of September 30, 2000:

      Name of LLC                    Property Owned by LLC
      -----------                    ----------------------

      DSMB Properties                Desert Samaritan Hospital MOBs
      DVMC Properties                Desert Valley Medical Center MOBs
      Parkvale Properties            Maryvale Samaritan Hospital MOBs
      Suburban Properties            Suburban Medical Center MOBs
      Litchvan Investments           Samaritan West Valley Medical Center
      Paseo Medical Properties II    Thunderbird Paseo Medical Plaza
      Willeta Medical Properties     Edwards Medical Plaza
      DesMed                         Desert Springs Medical Plaza
      PacPal Investments             Pacifica Palms Medical Center
      RioMed Investments             Rio Rancho Medical Center
      West Highland Holdings         St. Jude Heritage Health Complex
      Sante Fe Scottsdale            Sante Fe Professional Plaza
      653 Town Center Investments    Summerlin Hospital Medical Office Building
      Bayway Properties              East Mesa Medical Center
      23560 Madison                  Skypark Professional Medical Building
      575 Hardy Investors            Centinella Medical Building Complex
      Brunswick Associates(a.)       Mid-Coast Hospital Medical Office Building

(a.) As of September 30, 2000, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 74% non-controlling interest in a LLC that will construct and own a medical office building in Brunswick, Maine.


                          Page Eight of Fifteen Pages

                                                    For the Three Months                  For the Nine Months
                                                     Ended September 30,                  Ended September 30,

                                    ---------------------------------------------------------------------------
                                                  2000               1999               2000               1999
                                    ---------------------------------------------------------------------------
                                                                    (amounts in thousands)
Revenues                                        $5,582             $4,918            $15,995            $13,286
Expenses                                         4,787              4,236             13,493             11,150
Net Income                                         795                682              2,502              2,136
UHT's share of net income                          719                622              2,190              1,868


As of September 30, 2000, these LLCs had approximately $89.5 million of debt (non-recourse to the Trust) payable to third-party lending institutions.







                           Page Nine of Fifteen Pages

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

Results of Operations
---------------------

As of September 30, 2000 the Trust had investments in forty facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The second quarter dividend of $.46 per share or $4.1 million in the aggregate was paid on September 29, 2000.

For the quarters ended September 30, 2000 and 1999, net income totaled $3,866,000 and $2,266,000 or $.43 and $.25 per diluted share, on net revenues of $6,901,000 and $5,782,000, respectively. During the third quarter of 1999, the Trust recorded a $1.6 million (net) provision for investment losses as discussed below. For the nine months ended September 30, 2000 and 1999, net income totaled $11,582,000 and $10,005,000 or $1.29 and $1.11 per diluted share on net revenues of $20,314,000 and $17,723,000, respectively.

                         Page Ten of Fifteen Pages

The $1,119,000 and $2,591,000 increases in net revenues during the three and nine month periods ended September 30, 2000 as compared to the comparable 1999 periods were due primarily to increased base rental revenue from non-related parties. These increases resulted primarily from the revenues generated from the Sheffield Medical Building, Orthopaedic Specialists of Nevada Building and the medical office building located in Danbury, Connecticut, as well as the Southern Crescent II medical office building, all of which were acquired/opened subsequent to the third quarter of 1999.

Interest expense increased $630,000 or 65% for the three months ended September 30, 2000 as compared to the 1999 third quarter, and increased $1,609,000 or 55% for the nine months ended September 30, 2000 over the comparable prior year period due primarily to increased borrowings used to finance additional investments during 1999 and 2000 and from an increase in the average cost of borrowings. Depreciation and amortization expense increased $179,000 or 19% for the three months ended September 30, 2000 and $475,000 or 17% for the nine months ended September 30, 2000 compared to the comparable prior year periods due primarily to the depreciation expense related to the fourth quarter, 1999 and first and third quarter, 2000 acquisitions.

Other operating expenses increased $355,000 during the third quarter of 2000 and increased $735,000 during the 2000 nine month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $511,000 and $249,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $1,549,000 and $732,000 for the nine month periods ended September 30, 2000 and 1999, respectively. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was $719,000 and $622,000 for the three months ended September 30, 2000 and 1999, respectively, and $2,190,000 and $1,868,000 for the nine months ended September 30, 2000 and 1999, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

During the third quarter of 1999, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss recorded during the third quarter of 1999. Also during the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expires in December of 2000. In measuring the provision for investment loss at that time, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000 which will result in a gain of approximately $1.8 million that will be recorded at the time of sale.

                    Page Eleven of Fifteen Pages

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments, amortization of interest rate cap expense and net provision for investment losses, totaled $5.8 million and $5.4 million for the three months ended September 30, 2000 and 1999, respectively, and $17.0 million and $16.2 million for the nine months ended September 30, 2000 and 1999, respectively. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $14.9 million for the nine months ended September 30, 2000 and $14.8 million for the nine months ended September 30, 1999. The $104,000 net favorable change during the first nine months of 2000 as compared to the comparable prior year period was primarily attributable to:
(i) a $407,000 favorable change in net income plus the addback of the non-cash charges (depreciation, amortization, amortization of interest rate cap expense and provision for investment losses, net); (ii) a $198,000 favorable change in accrued expenses and other liabilities; (iii) a $287,000 unfavorable change in other assets, and; (iv) $214,000 of other net unfavorable changes.

During the first nine months of 2000, the $15.8 million of cash generated from operating activities, including the cash distributions received from the various LLCs in which the Trust owns a non-controlling interest and the $9.6 million of additional borrowings were used primarily to: (i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million);
(iii) purchase a 98% equity interest in a limited liability company that owns and operates the Centinella Medical Building Complex located in Inglewood, California ($2.0 million); (iv) finance construction of the Southern Crescent II Medical Office Building, which was completed and opened during the third quarter of 2000, and capital expenditures ($2.8 million), and; (v) pay dividends ($12.4 million).

During the first nine months of 1999, the $15.7 million of cash generated from operating activities, including the cash distributions received from the various LLCs in which the Trust owns a non-controlling interest, the $10.0 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998, the $998,000 proceeds recorded from the sale of Lakeshore Hospital and the $335,000 reduction in cash were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million);
(iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million); (iv) invest additional capital in existing LLCs ($1.0 million); (v) repay debt ($5.9 million); (vi) finance capital expenditures ($366,000), and; (vii) pay dividends ($12.1 million).

                    Page Twelve of Fifteen Pages

As of September 30, 2000, the Trust had approximately $17 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts
then outstanding are required to be repaid.   During the first quarter of 2000,
the Board of Trustees approved a stock repurchase program under which the Trust is authorized to purchase up to 500,000 shares, or approximately 6%, of its outstanding stock. Pursuant to the terms of this program, the Trust repurchased a total of 12,200 shares at an average repurchase price of $14.82 per share ($181,000 in the aggregate) as of September 30, 2000.








                         Page Thirteen of Fifteen Pages

                          PART II. OTHER INFORMATION
                     UNIVERSAL HEALTH REALTY INCOME TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in quantitative and qualitative disclosures in 2000. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1999.

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


Date:  November 13, 2000           UNIVERSAL HEALTH REALTY INCOME TRUST
                                   (Registrant)



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