Form 10-K
period 2000-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2001-03-28
CIK 798783

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)
                |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
              | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from ___________ to
                                  _____________
                           Commission File No. 1-9321

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

                    Yes   [x]               No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Aggregate market value of voting shares held by non-affiliates as of January 31, 2001: $178,992,766.
Number of shares of beneficial interest outstanding of registrant as of January 31, 2001: 8,981,619

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (incorporated by reference under Part III).

                                     PART I

         Item 1.  BUSINESS

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 2000, the Trust had investments in forty-one facilities located in fifteen states consisting of the following:

     Facility Name                               Location           Type of Facility                   Guarantor
-----------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Center                    (A)  Chalmette, LA      Acute Care                     Universal Health Services, Inc.
Virtue Street Pavilion                      (A)  Chalmette, LA      Rehabilitation                 Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.         (A)  Wildomar, CA       Acute Care                     Universal Health Services, Inc.
McAllen Medical Center                      (A)  McAllen, TX        Acute Care                     Universal Health Services, Inc.
The Bridgeway                               (A)  N.Little Rock, AR  Behavioral Health              Universal Health Services, Inc.
Wellington Regional Medical Center          (A)  W.Palm Beach,FL    Acute Care                     Universal Health Services, Inc.
Vencor Hospital - Chicago                   (B)  Chicago, IL        Sub-Acute Care                 Vencor, Inc.
Tri-State Rehabilitation Hospital           (B)  Evansville, IN     Rehabilitation                 HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza                (B)  Fresno, CA         Medical Office Bldg. ("MOB")                     ---
Family Doctor's Medical Office Bldg.        (B)  Shreveport, LA     MOB                            HCA-The Healthcare Company
Kelsey-Seybold Clinic at Kings Crossing     (B)  Kingwood, TX       MOB                            St. Lukes & Methodist Health Sys.
Professional Bldgs. at Kings Crossing       (B)  Kingwood, TX       MOB                                              ---
Chesterbrook Academy                        (B)  Audubon, PA        Preschool & Childcare          Nobel Learning Comm. & Subs.
Carefree Learning Center                    (B)  New Britain, PA    Preschool & Childcare          Nobel Learning Comm. & Subs.
Carefree Learning Center                    (B)  Newtown, PA        Preschool & Childcare          Nobel Learning Comm. & Subs.
Carefree Learning Center                    (B)  Uwchlan, PA        Preschool & Childcare          Nobel Learning Comm. & Subs.
Southern Crescent Center                    (B)  Riverdale, GA      MOB                                              ---
Desert Samaritan Hospital MOBs              (C)  Phoenix, AZ        MOB                                              ---
Suburban Medical Center MOBs                (D)  Louisville, KY     MOB                                              ---
Maryvale Samaritan Hospital MOBs            (E)  Phoenix, AZ        MOB                                              ---
Desert Valley Medical Center MOB            (F)  Phoenix, AZ        MOB                                              ---
Thunderbird Paseo Medical Plaza             (G)  Glendale, AZ       MOB                                              ---
Cypresswood Professional Center             (H)  Houston, TX        MOB                                              ---
Samaritan West Valley Medical Ctr.          (I)  Goodyear, AZ       MOB, Imaging Ctr.                                ---
Edwards Medical Plaza                       (F)  Phoenix, AZ        MOB                                              ---
Desert Springs Medical Plaza                (J)  Las Vegas, NV      MOB                            Quorum Health Group, Inc.
Pacifica Palms Medical Plaza                (F)  Torrance, CA       MOB                                              ---
St. Jude Heritage Health Complex            (K)  Fullerton, CA      MOB                                              ---
Rio Rancho Medical Center                   (L)  Rio Rancho, NM     MOB                                              ---
Orthopaedic Specialists of Nevada Building  (M)  Las Vegas, NV      MOB                                              ---
Santa Fe Professional Plaza                 (F)  Scottsdale, AZ     MOB                                              ---
East Mesa Medical Center                    (G)  Mesa, AZ           MOB                                              ---
Summerlin Hospital Medical Office Building  (N)  Las Vegas, NV      MOB                                              ---
Sheffield Medical Building                  (B)  Atlanta, GA        MOB                                              ---
Southern Crescent Center, II                (B)  Riverdale, GA      MOB                                              ---
Centinela Medical Building                  (O)  Inglewood, CA      MOB                                              ---
Summerlin Hospital Medical Office Bldg. II  (P)  Las Vegas, NV      MOB                                              ---
Skypark Medical Building                    (F)  Torrance, CA       MOB                                              ---
Medical Center of Western Connecticut       (B)  Danbury, CT        MOB                                              ---
Mid Coast Hospital Medical Office Building  (Q)  Brunswick, ME      MOB                                              ---
Thunderbird Paseo Medical Plaza II          (R)  Glendale, AZ       MOB                                              ---

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



(G) The Trust has a 75% equity interest in a LLC which owns the real estate assets of this facility.
(H) The Trust has provided financing, which matures in August, 2002, to a limited partnership in which the Trust owns a 77% controlling interest. In connection with this investment, the Trust made a capital contribution of $343,000 to the limited partnership.
(I) The Trust has a 89% equity interest in a LLC which owns the real estate assets of this facility.
(J) The Trust has a 99% equity interest in a LLC which owns the real estate assets of this facility. Tenants of this medical office building include a subsidiary of UHS.
(K) The Trust has a 48% equity interest in a LLC which owns the real estate assets of this facility.
(L) The Trust has a 80% equity interest in a LLC which owns the real estate assets of this facility.
(M)  Land leased from Valley Health Systems, LLC (a UHS subsidiary).
(N) The Trust has a 98% equity interest in a LLC which owns the real estate assets of this facility. The Tenants in this multi-tenant medical office building include a subsidiary of UHS.
(O) The Trust has a 67% equity interest in a LLC which owns the real estate assets of this facility.
(P) The Trust has a 98% equity interest in a LLC which owns the real estate assets of this facility. This multi-tenant medical office building is master-leased by a subsidiary of UHS.
(Q) The Trust has a 74% equity interest in a LLC which is constructing a medical office building scheduled to be completed in the fourth quarter of 2001.
(R) The Trust has a 75% equity interest in a LLC which is constructing a medical office building scheduled to be completed in the second quarter of 2001.

         In this Annual Report on Form 10-K, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

         Included in the Trust's portfolio is ownership of eight hospital facilities (aggregate investment of $130 million) which contain an aggregate of 1,149 licensed beds. The leases with respect to hospital facilities comprised 72% of the Trust's 2000 revenues, have fixed terms with an average of 3.6 years remaining and provide for renewal options for up to six five-year terms. During the second quarter of 2000, Meridell Achievement Center, Inc., a wholly-owned subsidiary of UHS, exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease term. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale, which resulted in a gain of approximately $1.9 million, was completed during the fourth quarter of 2000.

         For the eight hospital facilities owned by the Trust (excluding from all three years the facility sold to a subsidiary of UHS in December,
         2000), the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to minimum rent plus additional rent payable to the Trust was approximately 5.6, 5.3 and 5.4 for the years ended December 31, 2000, 1999 and 1998, respectively (see "Relationship to Universal Health Services, Inc."). The coverage ratio for individual facilities varies.

         Pursuant to the terms of the leases with subsidiaries of UHS, UHS is responsible for building operations, maintenance and renovations required at the six hospital facilities leased from the Trust. For the Trust's multi-tenant medical office buildings, cash reserves have been established to fund required building maintenance and renovations. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties. The Trust is one of the named insured and believes the leased properties are adequately insured.

         Relationship to Universal Health Services, Inc.

         Leases. As of December 31, 2000, subsidiaries of UHS leased six of the eight hospital facilities owned by the Trust with terms expiring in 2001 through 2006. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to six five-year periods. These leases accounted for 70% of the total revenue of the Trust for the five years ended December 31, 2000 (63% for the year ended December 31, 2000). Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 45% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2000 (35% for the year ended December 31, 2000).

         For the six hospital facilities owned by the Trust and leased to subsidiaries of UHS, the combined ratio of EBITDAR to minimum rent plus additional rent payable to the Trust (excluding from all three years the facility sold to a subsidiary of UHS in December, 2000) was approximately 5.7, 5.6 and 5.5 for the years ended December 31, 2000, 1999 and 1998, respectively. The coverage ratio for individual facilities vary and range from 2.7 to 8.3 in 2000, 1.1 to 9.0 in 1999 and 1.1 to 8.6 in 1998. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

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

         Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2001. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 2000, 1999 and 1998. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

         Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 2000, UHS owned 8.5% of the outstanding shares of beneficial interest.

         Competition

         The Trust believes that it is one of thirteen publicly traded real estate investment trusts ("REITs") currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

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

         The Trust's hospital facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, which includes health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). In general, the operators of the Trust's facilities expect to continue to experience an increase in business from managed care programs, including HMOs and PPOs. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate.

         Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust's facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust's hospital facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its hospital facilities to continue to experience increased competition and admission constraints.

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

         Regulation

         The Medicare program reimburses the operators of the Trust's hospitals primarily based on established rates by a diagnosis related group ("DRG") for acute care hospitals and by cost based formulas for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 ("BBA-97"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items were reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and was more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (i.e. outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which was implemented on August 1, 2000.

         During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA will commence in April, 2001 and for the period of April 1, 2001 through September 30, 2001, the additional reimbursements will be remitted to hospitals at twice the scheduled amounts. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Trust's hospital facilities leased to subsidiaries of UHS of January 1, 2001.

                      Executive Officers of the Registrant

       Name                         Age      Position

      Alan B. Miller                63       Chairman of the Board and
                                             Chief Executive Officer

      Kirk E. Gorman                50       President, Chief Financial
                                             Officer, Secretary and Trustee

      Charles F. Boyle              41       Vice President
                                             and Controller

      Cheryl K. Ramagano            38       Vice President
                                             and Treasurer

      Timothy J. Fowler             45       Vice President, Acquisition
                                             and Development



         Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a director of Penn Mutual Life Insurance Company and Broadlane, Inc.

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

         The Trust's officers are all employees of UHS and as of December 31, 2000, the Trust had no salaried employees. In 1999, 2000 and 2001, the Trustees awarded a $50,000 bonus to Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. Also, in 1999, 2000 and 2001, UHS agreed to a $50,000 reduction in the advisory fee paid by the Trust.

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

                                            Number of
                                            available                                                  Lease Term
Hospital Facility               Type of      beds @         Average Occupancy (1)           Minimum   End of initial     Renewal
Name and Location              facility     12/31/00    2000   1999  1998   1997   1996       rent    or renewed term  term (years)
-----------------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Centers (2)
 Virtue Street Pavilion      Rehabilitation     57       56%    61%   63%    64%    61%    $1,261,000       2004            25
 Chalmette Medical Center      Acute Care      138       55%    65%   61%    64%    66%     1,229,000       2003            15
  Chalmette, Louisiana

Inland Valley Regional
 Medical Center                Acute Care       80       76%    68%   60%    52%    49%     1,857,000       2006            30
  Wildomar, California

McAllen Medical Center (3)     Acute Care      552       76%    69%   69%    76%    88%     5,485,000       2001            30
 McAllen, Texas

Wellington Regional
 Medical Center                Acute Care      120       45%    41%   37%    36%    36%     2,495,000       2006            30
  West Palm Beach, Florida

The Bridgeway              Behavioral Health    70       82%    78%   79%    68%    62%       683,000       2004            25
 North Little Rock, Arkansas

Tri-State Regional
 Rehabilitation Hospital     Rehabilitation     80       73%    74%   82%    74%    59%     1,206,000       2004            20
  Evansville, Indiana

Vencor Hospital - Chicago (4) Sub-Acute Care    87       50%    46%   42%    50%    45%     1,209,000       2001            25
 Chicago, Illinois

                                                                                                     Lease Term
                                                                                       -------------------------------------------
Facility Name                    Type of                  Average Occupancy (1)          Minimum    End of initial      Renewal
and Location                     facility         2000  1999    1998   1997   1996         rent    or renewed term   term (years)
-----------------------------------------------------------------------------------------------------------------------------------
Fresno Herndon Medical Plaza     Medical           99%   100%   100%   100%   100%      $688,000    2002 -2007        various
 Fresno, California           Office Building

Kelsey-Seybold Clinic
 at King's Crossing              Medical          100%   100%   100%   100%   100%       270,000       2005             10
Professional Bldgs.
 at King's Crossing           Office Buildings     96%   100%   100%   100%    93%       245,000    2001 -2005        various
  Kingwood, Texas

Southern Crescent Center         Medical           77%   100%   100%   100%    89%       645,000    2003 -2006        various
 Riverdale, Georgia           Office Building

Cypresswood Professional
 Center                          Medical          100%   100%   100%    96%     -        569,000    2002 -2007        various
  Spring, Texas               Office Building

Desert Springs Medical
 Plaza                           Medical           99%    99%   100%     -      -      1,762,000    2001-2006         various
  Las Vegas, Nevada           Office Building

Orthopaedic Specialists
 of Nevada                       Medical          100%   100%     -      -      -        189,000    Bldg. 2009          20
  Las Vegas, Nevada           Office Building

Sheffield Medical Office
 Building                        Medical           95%    90%     -      -      -      1,447,000    2001-2012         various
  Atlanta, Georgia            Office Building

Southern Crescent
 Center II                       Medical           88%     -      -      -      -        843,000       2010             10
  Atlanta, Georgia            Office Building

Medical Center of
 Western Connecticut             Medical
  Danbury, Connecticut        Office Building     100%     -      -      -      -        885,000       2009           various



         (1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 2000. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs.

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

          (3) During 2000, UHS purchased a non-acute care facility that had been closed located in McAllen, Texas. The license for this facility was merged with the license for McAllen Medical Center and accordingly, the licensed and available beds for McAllen Medical Center were each increased by 80 beds to 570 licensed beds and 552 available beds, respectively.

          (4) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1.4 million (including accrued interest) at December 31, 2000. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate. Included in the Trust's 2000 financial results is approximately $70,000 of interest expense related to this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC-Chicago. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. The lease is guaranteed by Vencor, Inc. During 1999, Vencor, Inc. filed for bankruptcy and as a result, the Trust did not receive or record approximately one-half of a month of rental revenue. Management of Vencor, Inc. has informed the Trust that pursuant to its petition for debt reorganization, it intends on paying all rent due to the Trust pursuant to the terms of the lease. Vencor, Inc. was granted a Motion for an Order Pursuant to Section 365(d)(4) of the Bankruptcy Code Further Extending the Time Within Which Debtors Must Assume or Reject Unexpired Leases of Non-residential Property, extending the date to May 1, 2001. Rental payments on this facility have been received through March, 2001.

          Item 3.  LEGAL PROCEEDINGS

          Not applicable.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders.

                                     PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 2000 and 1999 are summarized below:


                                   2000                         1999
                          ------------------------    ------------------------
                          High Price    Low Price      High Price   Low Price
                          ------------------------    ------------------------
         First Quarter    $16 11/16     $14 5/16       $20 1/2      $19 1/4
         Second Quarter   $18 15/16     $15 1/4        $20 5/16     $19 5/16
         Third Quarter    $19 3/8       $17            $19 13/16    $17 1/16
         Fourth Quarter   $19 7/8       $17 1/8        $17 7/8      $14 5/8


         As of January 31, 2001, there were approximately 795 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:


                               2000                1999                 1998                1997                1996
                         ---------------- -------------------- ------------------- ------------------- --------------------
         First Quarter         $    .455             $   .450           $    .435            $   .425            $    .420
         Second Quarter             .460                 .450                .435                .425                 .425
         Third Quarter              .460                 .455                .440                .425                 .425
         Fourth Quarter             .465                 .455                .445                .430                 .425
                         ---------------- -------------------- ------------------- ------------------- --------------------
                               $   1.840            $   1.810           $   1.755            $  1.705            $   1.695
                         ================ ==================== =================== =================== ====================

         Item 6.  SELECTED FINANCIAL DATA

         Financial highlights for the Trust for the five years ended December 31, 2000 were as follows:

                                                         (000s except per share amounts)
                               ------------------------------------------------------------------------------------
                                   2000 (1)          1999 (1)          1998 (1)              1997             1996
         ----------------------------------------------------------------------------------------------------------
         Revenues                   $27,315           $23,865           $23,234           $22,764           $21,923

         Net income                 $16,256           $13,972           $14,337           $13,967           $14,158

         Funds from
         Operations (2)             $22,878           $21,772           $19,857           $18,809           $18,174

         Per Share Data:
         Net income-Basic             $1.81             $1.56             $1.60             $1.56             $1.58

         Net income-Diluted           $1.81             $1.56             $1.60             $1.56             $1.58

         Dividends                   $1.840            $1.810            $1.755            $1.705            $1.695

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


                                                                            (000s)
    ---------------------------------------------------------------------------------------------------------------
                                                  2000         1999              1998          1997           1996
    ---------------------------------------------------------------------------------------------------------------
    Net income                                  $16,256      $13,972          $14,337        $13,967        $14,158
    Depreciation expense:
     Consolidated investments                     4,414        3,833            3,809          3,740          3,554
     Unconsolidated affiliates                    2,964        2,322            1,587            978            337
    Amortization of interest
     rate cap                                        --           62              124            124            125
    Provision for investment loss, net               --        1,583               --             --             --
    Equity in provision for investment
     loss of LLC                                  1,139           --               --             --             --
    Gain on sale of real property to UHS         (1,895)          --               --             --             --
                                           ------------------------------------------------------------------------
    Total                                       $22,878      $21,772          $19,857        $18,809        $18,174
                                           ========================================================================

    ------------------------------------------------------------------------------------------------------------------
    At End of Period                2000             1999              1998                1997              1996
    ------------------------------------------------------------------------------------------------------------------
    Total Assets             $    183,658        $ 178,821          $ 169,406           $ 146,755         $ 148,566

    Debt                     $     82,031        $  76,889          $  66,016           $  42,347         $  43,082
    ------------------------------------------------------------------------------------------------------------------

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements

         The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust's facilities, and other factors referenced herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Liquidity and Capital Resources

         General

         The Trust commenced operations on December 24, 1986. As of December 31, 2000, the Trust had investments in forty-one facilities located in fifteen states.

         It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Convenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. During 2000, dividends of $1.84 per share, or $16.5 million in the aggregate, were declared and paid.

         Net cash generated by operating activities was $20.0 million in 2000, $19.6 million in 1999 and $18.7 million in 1998. The $400,000 net increase in 2000 as compared to 1999 was due primarily to: (i) a $487,000 increase in net income plus the addback of non-cash charges (depreciation, amortization, amortization of interest rate cap expense, gain on sale of real property, equity in provision for investment loss of LLC and provision for investment loss); (ii) a $129,000 unfavorable change in rent receivable; (iii) a $149,000 unfavorable change in accrued interest, and; (iv) $179,000 favorable change in other working capital accounts. The $900,000 net increase in 1999 as compared to 1998 was due primarily to: (i) a $1.1 million increase in net income plus the addback of the non-cash charges (as defined above); (ii) a $113,000 unfavorable change in rent receivable, and; (iii) a $96,000 unfavorable change in other net working capital accounts.

         During 2000, the $20.0 million of cash flows generated from operating activities, the $5.5 million proceeds received from the sale of Meridell Achievement Center, the $1.3 million of cash distributions received in excess of income from the Trust's investments in LLCs and the $5.1 million of additional borrowings were used primarily to: (i) purchase a medical office building located in Danbury, Connecticut ($6.4 million, including a $4.5 million third-party non-recourse mortgage); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million); (iii) purchase a 67% equity interest in a limited liability company that owns and operates the Centinela Medical Building Complex located in Inglewood, California ($2.0 million); (iv) finance capital expenditures, including the construction of the Southern Crescent Center II, which was completed and opened during the third quarter of 2000, ($3.4 million); (v) purchase a 98% equity interest in a limited liability company that owns and operates the Summerlin Hospital Medical Office Building II ($2.0 million), and; (vi) pay dividends ($16.5 million).

         During 1999, the $19.6 million of cash flows generated from operating activities, the $10 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998, the $1.2 million of cash distributions received in excess of income from the Trust's investments in LLCs, the $10.8 million of additional borrowings and the $998,000 of proceeds received from the sale of Lakeshore Hospital were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million); (iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million); (iv) invest additional capital in existing LLCs ($1.0 million); (v) acquire a medical office building in Las Vegas, Nevada ($1.6 million); (vi) acquire the Sheffield Medical Building ($11.5 million); (vii) finance capital expenditures ($4.4 million); (viii) purchase land ($307,000), and; (ix) pay dividends ($16.2 million).

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

         The Trust has an unsecured, non-amortizing $100 million revolving credit agreement (the "Agreement"), which expires on June 24, 2003. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus .625% to 1.125%, Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 2000, the applicable margin over the certificate of deposit and Eurodollar rates were 1.0% and .875%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At December 31, 2000, the Trust had approximately $17 million of available borrowing capacity.

         Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Trust is in compliance with such convenants at December 31, 2000.

         The Trust has entered into interest rate swap agreements which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31, 2000, the Trust had five outstanding swap agreements for notional principal amounts of $35,580,000 which mature from May, 2001 through November, 2006. These swap agreements effectively fix the interest rate on $35,580,000 of variable rate debt at 6.89% including the revolver spread of .875%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 7.1%, 6.2% and 6.7% during 2000, 1999 and 1998, respectively. Additional interest expense/(income) recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was ($164,000), $135,000 and $136,000 in 2000, 1999 and 1998, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 2000 would have resulted in payments to the counterparties to the Trust of approximately $532,000. The fair value of the interest rate swap agreements at December 31, 2000 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

         Results of Operations

         Total revenues increased 14% or $3.5 million to $27.3 million in 2000 as compared to 1999 and 3% or $631,000 to $23.9 million in 1999 as compared to $23.2 million in 1998. The $3.5 million increase during 2000 over 1999 was due primarily to a $3.3 million increase in base rentals from non-related parties resulting primarily from revenues generated from the Sheffield Medical Building, the Orthopaedic Specialists of Nevada Building, the medical office building located in Danbury, Connecticut as well as the Southern Crescent II medical office building, all of which were acquired/opened during or subsequent to the fourth quarter of 1999. The $631,000 increase during 1999 over 1998 was due primarily to a $451,000 increase in base rentals from non-related parties and a $170,000 increase in interest income. The $451,000 increase in base rentals from non-related parties resulted primarily from the revenues generated from the Sheffield Medical

         Building, and the Orthopaedic Specialists of Nevada Building, both of which were acquired during the fourth quarter of 1999 and an increase in the base rentals of Tri-State Rehabilitation Hospital resulting from the June 1, 1999 lease amendment which increased the minimum rent and eliminated the additional rent provision. The $170,000 increase in interest income is primarily due to the interest earned on short-term loans advanced to three separate LLCs (in which the Trust has ownership interests), all of which were repaid to the Trust by June 30, 1999.

         Interest expense increased $2.1 million or 53% in 2000 as compared to 1999 and $514,000 or 15% in 1999 as compared to 1998 due primarily to the additional borrowings used to finance additional investments during 2000 and 1999. Also contributing to the increase in interest expense in 2000 as compared to 1999 was an increase in the effective rate on the Trust's revolving credit facility which, including commitment fees and interest rate swap expense, increased to 7.1% in 2000 as compared to 6.2% in 1999.

         Depreciation and amortization expense increased $604,000 or 16% in 2000 as compared to 1999 and decreased slightly in 1999 as compared to 1998. The increase in 2000 as compared to 1999 was due primarily to the depreciation expense related to various acquisitions made in 2000 and 1999.

         Other operating expenses increased $1.0 million or 57% in 2000 as compared to 1999 primarily due to the expenses related to acquisitions made in 2000 and 1999. Other operating expenses decreased $115,000 or 6% in 1999 as compared to 1998 primarily due to a favorable expense reserve adjustment recorded in the third quarter of 1999, relating to Lakeshore Hospital, which was sold during the third quarter of 1999 for net cash proceeds of $998,000. Included in the Trust's other operating expenses were expenses related to the medical office buildings, in which the Trust has a controlling ownership interest which totaled $2.1 million in 2000 and $1.0 million in both 1999 and 1998. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

         During the third quarter of 1999, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss. Also during the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss during the third quarter of 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisal were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations. Additionally, during the fourth quarter of 2000, the Trust recorded a provision for investment loss of $1.1 million to reflect its share of an asset impairment charge recorded at a limited liability company (in which the Trust owns a 60%
         non-controlling interest) resulting from recent declines in the performance of a medical office complex located in Phoenix, Arizona. In measuring the provision for investment loss of the limited liability company, management of the Trust concluded that the estimated fair value of the real property (calculated by discounting expected future cash flows, consisting of estimated future rental payments and residual value) did not exceed the mortgage held on the property by a third-party lending institution. Accordingly, the $1.1 million charge was recorded during the fourth quarter of 2000 to reduce the Trust's investment in this limited liability company to zero.

         Included in the Trust's financial results was $2.9 million in 2000, $2.6 million in 1999 and $1.5 million in 1998, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (Note 8 of the financial statements).

         Net income for 2000 was $16.3 million or $1.81 per basic and diluted share compared to $14.0 million or $1.56 per basic and diluted share in 1999 and $14.3 million or $1.60 per basic and diluted share in 1998.

         Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated and unconsolidated investments, amortization of interest rate cap expense and equity in provision for investment loss of LLC minus gain on sale of real property totaled $22.9 million in 2000, $21.8 million in 1999 and $19.9 million in 1998. FFO may not be calculated in the same manner for all companies, and accordingly, may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

         General

         The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. The Trust's hospital facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. In general, the operators of the Trust's facilities expect to continue to experience an increase in business from managed care programs, including health maintenance organizations ("HMOs) and preferred provider organizations ("PPOs"). The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate.

         Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust's facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust's hospital facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its hospital facilities to continue to experience increased competition and admission constraints.

         The Medicare program reimburses the operators of the Trust's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items were reduced. During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA will commence in April, 2001 and for the period of April 1, 2001 through September 30, 2001, the additional reimbursements will be remitted to hospitals at twice the scheduled amounts. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Trust's hospital facilities leased to subsidiaries of UHS of January 1, 2001.

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

         Market Risks Associated with Financial Instruments

         The Trust's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Trust's debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require the Trust to pay a fixed and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon consummation of the swap agreements. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Trust does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Trust is exposed to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated A or better by Moody's Investor Services and the Trust anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2000, 1999 and 1998, the Trust received a weighted average rate of 6.8%, 6.09% and 5.24%, respectively, and paid a weighted average rate on its interest rate swap agreements of 6.02%, 6.02% and 6.94%, respectively.

         The table below presents information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2000.

                                   Maturity Date, Fiscal Year Ending December 31
                                                                                                There-
   (Dollars in thousands)             2001        2002        2003        2004        2005       after           Total
                                      ----        ----        ----        ----        ----       -----           -----
   Long-term debt:
     Fixed rate                      $1,441         $89         $97       $105       $114        $3,985       $5,831

   Average interest rates               6.5%        8.3%        8.3%       8.3%       8.3%          8.3%

   Variable rate long-term debt                             $76,200                                          $76,200

   Interest rate swaps:
     Pay fixed/receive
       variable notional amounts     $1,580      $4,000          $0    $10,000(a)      $0       $20,000      $35,580
                                                                                                (b)
     Average pay rate                  6.80%     6.6025%                  5.65%                  6.02%
     Average receive rate           3 month     6 month                 3 month                3 month
                                     LIBOR       LIBOR                    LIBOR                 LIBOR


(a)  The counterparty has the right to cancel this SWAP early on May 17, 2002.
(b) The counterparty has the right to cancel a $10 million SWAP on November 3, 2003.


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

                                    PART III

         Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. See also "Executive Officers of the Registrant" appearing in Part I hereof.

         Item 11.   EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

         Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

         There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

         Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                     PART IV

         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

               (a)  Financial Statements and Financial Statement Schedules:

                    1)  Report of Independent Public Accountants

                    2)  Financial Statements

                        Consolidated Balance Sheets - December 31, 2000 and December 31, 1999
                        Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998
                        Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998
                        Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998
                        Notes to Consolidated Financial Statements - December 31, 2000

                    (3) Schedules
                        Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2000, 1999 and 1998
                        Schedule III - Real Estate and Accumulated  Depreciation
                        - December 31, 2000
                        Notes to Schedule III - December 31, 2000

               (b)  Reports on Form 8-K:
                       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000

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

                  10.2 Agreement effective January 8, 2001, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

                  10.7 Key Employees' Restricted Share Purchase Plan approved by the Trustees on December 1, 1988 which authorized the issuance of up to 50,000 common shares, previously filed as Exhibit 10.11 to the Trust's Annual Report on form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

                  10.8 Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

                  10.9 1988 Non-Statutory Stock Option Plan, as amended, previously filed as Exhibit 10.13 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

                  10.10 Lease dated December 22, 1993, between Universal Health Realty Income Trust and THC-Chicago, Inc. as lessee, previously filed as Exhibit 10.14 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  10.11 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

                  10.12 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and Inland Valley Regional Medical Center, Inc., a California Corporation ("Lessee"), previously filed as Exhibit
         10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

                  10.13 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership

         ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee, previously filed as Exhibit 10.2 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

                  10.14 Amendment to REVOLVING CREDIT AGREEMENT as of April 30, 1999 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, (ii) VARIOUS FINANCIAL INSTITUTIONS and
         (iii) FIRST UNION NATIONAL BANK, as administrative agent for the Banks, previously filed as exhibit 10.1 to the Trusts' Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

                  10.15 Dividend  Reinvestment and Share Purchase Plan is hereby
         incorporated  by  reference  from  Registration   Statement  Form  S-3,
         Registration No. 333-81763, as filed on June 28, 1999.

                  10.16 Sale agreement, dated October 26, 1999, by and among FB Sheffield Partners, LLC, a Georgia limited liability company having an office at 1827 Powers Ferry Road, Building 13, Atlanta, Georgia 30339, Health America Realty Group, LLC, a Georgia limited liability company and Universal Health Realty Income Trust, having an office at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, previously filed as exhibit 10.23 to Trusts' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

                  23 Consent of Independent Public Accountants

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 15, 2001
                                            UNIVERSAL HEALTH REALTY INCOME TRUST
                                                              (Registrant)





                           By:   /s/ Alan B. Miller
                              ---------------------------------------------
                                  Alan B. Miller, Chairman of the Board
                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date                   Signature and Title

                                      /s/ Alan B. Miller
                                      -----------------------------------------
           March 15, 2001             Alan B. Miller, Chairman of the Board
                                      and Chief Executive Officer

                                      /s/ Kirk E. Gorman
                                      -----------------------------------------
           March 15, 2001             Kirk E. Gorman, President, Chief
                                      Financial Officer, Secretary and Trustee

                                      /s/ James E. Dalton, Jr.
                                      -----------------------------------------
           March 16, 2001             James E. Dalton, Jr., Trustee

                                      /s/ Myles H. Tanenbaum
                                      -----------------------------------------
           March 19, 2001             Myles H. Tanenbaum, Trustee

                                      /s/ Daniel M. Cain
                                      -----------------------------------------
           March 15, 2001             Daniel M. Cain, Trustee

                                      /s/ Miles L. Berger
                                      -----------------------------------------
           March  15, 2001            Miles L. Berger, Trustee

                                      /s/ Elliot J. Sussman
                                      -----------------------------------------
           March 16, 2001             Elliot J. Sussman, M.D., M.B.A., Trustee

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                          Page

   Report of Independent Public Accountants                                F-2

   Consolidated Balance Sheets - December 31, 2000 and December 31, 1999   F-3

   Consolidated Statements of Income - Years Ended December 31, 2000,
   1999 and 1998                                                           F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 2000, 1999 and 1998                                        F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
   2000, 1999 and 1998                                                     F-6

   Notes to the Consolidated Financial Statements - December 31, 2000      F-7

   Schedule II - Valuation and Qualifying Accounts -
   Years Ended December 31, 2000, 1999 and 1998                            F-22

   Schedule III - Real Estate and Accumulated Depreciation -
   December 31, 2000                                                       F-23

   Notes to Schedule III - December 31, 2000                               F-24

                    Report of Independent Public Accountants

To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust and Subsidiaries, as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                            Arthur Andersen LLP

Philadelphia, Pennsylvania
     January 18, 2001

                      Universal Health Realty Income Trust
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                   December 31,       December 31,
Assets:                                                               2000               1999
                                                                   ---------           ---------
Real Estate Investments:
     Buildings & improvements                                      $ 159,243           $ 154,792
     Accumulated depreciation                                        (39,080)            (37,800)
                                                                   ---------           ---------
                                                                     120,163             116,992
     Land                                                             22,929              23,128
     Construction in progress                                             16               1,247
                                                                   ---------           ---------
          Net Real Estate Investments                                143,108             141,367
                                                                   ---------           ---------

Investments in limited liability companies ("LLCs")                   39,164              35,748

Other Assets:
     Cash                                                                294                 852
     Bonus rent receivable from UHS                                      796                 723
     Rent receivable from non-related parties                            208                  67
     Deferred charges and other assets, net                               88                  64
                                                                   ---------           ---------
                                                                   $ 183,658           $ 178,821
                                                                   =========           =========

Liabilities and Shareholders' Equity:

Liabilities:
     Bank borrowings                                               $  80,672           $  75,600
     Note payable to UHS                                               1,359               1,289
     Accrued interest                                                    392                 411
     Accrued expenses & other liabilities                              1,459               1,367
     Tenant reserves, escrows, deposits and prepaid rents                459                 404

     Minority interest                                                    60                  75

Shareholders' Equity:
     Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                               --                  --
     Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 2000 - 8,980,064
         1999 - 8,990,825                                                 90                  90
     Capital in excess of par value                                  129,110             129,255
     Cumulative net income                                           156,686             140,430
     Cumulative dividends                                           (186,629)           (170,100)
                                                                   ---------           ---------
          Total Shareholders' Equity                                  99,257              99,675
                                                                   ---------           ---------
                                                                   $ 183,658           $ 178,821
                                                                   =========           =========

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                        Consolidated Statements of Income
                (amounts in thousands, except per share amounts)


                                                                                       Year ended December 31,
                                                                                 -----------------------------------
                                                                                   2000          1999         1998
                                                                                 --------      --------     --------
Revenues (Note 2):
     Base rental - UHS facilities                                                $ 14,082      $ 13,828     $ 13,764
     Base rental - Non-related parties                                             10,169         6,844        6,393
     Bonus rental                                                                   3,064         2,912        2,966
     Interest                                                                        --             281          111
                                                                                 --------      --------     --------
                                                                                   27,315        23,865       23,234
                                                                                 --------      --------     --------


Expenses:

     Depreciation & amortization                                                    4,461         3,857        3,879
     Interest expense                                                               6,114         4,004        3,490
     Advisory fees to UHS (Note 2)                                                  1,349         1,214        1,161
     Other operating expenses                                                       2,804         1,789        1,904
     Provision for investment loss, net                                              --           1,583         --
                                                                                 --------      --------     --------
                                                                                   14,728        12,447       10,434
                                                                                 --------      --------     --------

     Income before equity in LLCs and
        gain on sale of real property                                              12,587        11,418       12,800

     Equity in income of LLCs                                                       2,913         2,554        1,537
     Equity in provision for investment loss of LLC                                (1,139)         --           --
     Gain on sale of real property to UHS                                           1,895          --           --

                                                                                 --------      --------     --------
                                   Net Income                                    $ 16,256      $ 13,972     $ 14,337
                                                                                 ========      ========     ========


                          Net Income Per Share - Basic                           $   1.81      $   1.56     $   1.60
                                                                                 ========      ========     ========

                         Net Income Per Share - Diluted                          $   1.81      $   1.56     $   1.60
                                                                                 ========      ========     ========

     Weighted average number of shares outstanding - Basic                          8,981         8,956        8,952
     Weighted average number of share equivalents                                      22            21           22
                                                                                 --------      --------     --------
     Weighted average number of shares and equivalents outstanding - Diluted        9,003         8,977        8,974
                                                                                 ========      ========     ========


The accompanying notes are an integral part of these financial statements.

                                            Universal Health Realty Income Trust
                                       Consolidated Statements of Shareholders' Equity
                                    For the Years Ended December 31, 2000, 1999 and 1998
                                      (amounts in thousands, except per share amounts)


                                         Common Shares              Capital in
                                  -----------------------------
                                    Number                          excess of          Cumulative          Cumulative
                                   of Shares        Amount          par value          net income           dividends
                                  -------------  --------------  -----------------  ------------------ --------------------
January 1, 1998                          8,955             $90           $128,650            $112,121            ($138,169)

Net income                                  --              --                 --              14,337                   --

Issuance of shares of
beneficial interest                          1              --                 35                  --                   --

Dividends ($1.755/share)                    --              --                 --                  --              (15,716)


---------------------------------------------------------------------------------------------------------------------------

January 1, 1999                          8,956              90            128,685             126,458             (153,885)

Net income                                  --              --                 --              13,972                   --

Issuance of shares of
beneficial interest                         35              --                570                  --                   --

Dividends ($1.810/share)                    --              --                 --                  --              (16,215)

---------------------------------------------------------------------------------------------------------------------------

January 1, 2000                          8,991              90            129,255             140,430             (170,100)

Net income                                  --              --                 --              16,256                   --

Repurchase shares of beneficial
interest                                   (12)             --               (181)                 --                   --

Issuance of shares of
beneficial interest                          1              --                 36                  --                   --

Dividends ($1.840/share)                    --              --                 --                  --              (16,529)


---------------------------------------------------------------------------------------------------------------------------
           December 31, 2000             8,980             $90           $129,110            $156,686            ($186,629)
===========================================================================================================================



The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                             Year ended December 31,
                                                                     ------------------------------------------
                                                                        2000             1999            1998
                                                                     --------         --------         --------
Cash flows from operating activities:
      Net income                                                     $ 16,256         $ 13,972         $ 14,337
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation & amortization                                      4,461            3,857            3,879
       Amortization of interest rate cap                                 --                 62              124
       Gain on sale of real property sold to UHS                       (1,895)            --               --
       Equity in provision for investment loss of LLC                   1,139             --               --
       Provision for investment loss, net                                --              1,583             --
    Changes in assets and liabilities:
       Rent receivable                                                   (214)             (85)              28
       Accrued expenses & other liabilities                               188              150              170
       Tenant escrows, deposits & prepaid rents                            55               30              106
       Accrued interest                                                   (19)             130               64
       Deferred charges & other                                            (1)            (120)             (53)
                                                                     --------         --------         --------
          Net cash provided by operating activities                    19,970           19,579           18,655
                                                                     --------         --------         --------

Cash flows from investing activities:
       Investments in LLCs                                             (5,888)          (8,713)         (17,912)
       Advances received from (made to) LLCs                             --              9,980           (9,980)
       Acquisitions and additions to land, buildings and CIP           (9,808)         (17,852)            (186)
       Proceeds received from sale of assets                            5,450              998             --
       Cash distributions in excess of income from LLCs                 1,333            1,150              863
                                                                     --------         --------         --------
          Net cash used in investing activities                        (8,913)         (14,437)         (27,215)
                                                                     --------         --------         --------

Cash flows from financing activities:
       Borrowings from mortgage notes payable                           4,539             --               --
       Net borrowings on line of credit                                   600           10,800           23,600
       Repayments of long-term debt                                       (67)            --               --
       Dividends paid                                                 (16,529)         (16,215)         (15,716)
       Repurchase shares of beneficial interest                          (181)            --               --
       Issuance of shares of beneficial interest                           23              553               10
                                                                     --------         --------         --------
          Net cash (used in) provided by financing activities         (11,615)          (4,862)           7,894
                                                                     --------         --------         --------

(Decrease) increase  in cash                                             (558)             280             (666)
Cash, beginning of period                                                 852              572            1,238
                                                                     --------         --------         --------
Cash, end of period                                                  $    294         $    852         $    572
                                                                     ========         ========         ========

Supplemental disclosures of cash flow information:
    Interest paid                                                    $  6,063         $  3,739         $  3,232
                                                                     ========         ========         ========




The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                 Notes to the Consolidated Financial Statements
                                December 31, 2000

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 2000 the Trust had investments in forty facilities located in fifteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings. Six of the Trust's hospital facilities and three medical office buildings are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

Federal Income Taxes

No provision has been made for federal income tax purposes since the Trust qualifies as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intends to continue to remain so qualified. As such, the Trust is exempt from Federal Income Taxes and it is required to distribute at least 95% of its real estate investment taxable income to its shareholders.

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

Real Estate Properties

The Trust records acquired real estate at cost and uses the straight-line method to calculate depreciation expense for buildings and improvements over their estimated useful lives of 25 to 45 years.

It is the Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the estimated fair value will be determined using valuation techniques such as the present value of expected future cash flows. In assessing the carrying value of the Trust's real estate investments for possible impairment, management reviews estimates of future cash flows expected from each of its facilities and evaluates the creditworthiness of its lessees based on their current operating performance and on current industry conditions.

The Trust invests primarily in healthcare related facilities which comprised 72% of net revenues in 2000, and therefore, is subject to certain industry risk factors, which directly impact the operating results of its lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation.

During the third quarter of 1999, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss. Also during the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss during the third quarter of 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations.

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

Investments in Limited Liability Companies ("LLCs")

The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust accounts for its investment in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in the net income, cash contributions and distributions of the investments.

During the fourth quarter of 2000, the Trust recorded a provision for investment loss of LLC of $1.1 million to reflect its share of an asset impairment charge recorded at a LLC resulting from recent declines in the performance of a medical office complex located in Phoenix, Arizona. In measuring the provision for investment loss of the limited liability company (in which the Trust owns a 60% non-controlling interest), management of the Trust concluded that the estimated fair value of the real property (calculated by discounting expected future cash flows, consisting of estimated future rental payments and residual value) did not exceed the mortgage held on the property by a third-party lending institution. Accordingly, the $1.1 million charge was recorded during the fourth quarter of 2000 to reduce the Trust's investment in this LLC to zero.

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

Comprehensive Income

Net income as reported by the Trust reflects total comprehensive income for the years ended December 31, 2000, 1999 and 1998.

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

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Trust has adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard will result in a cumulative effect of an accounting change of approximately $532,000 in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments.

The Trust believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported in current earnings.

(2) Related Party Transactions

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory

Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2001. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with accounting principles generally accepted in the United States, without reduction for return of capital dividends. No incentive fees were paid during 2000, 1999 and 1998. The advisory fee is payable quarterly, subject to adjustment at year end based upon the audited consolidated financial statements of the Trust.

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

For the years ended December 31, 2000, 1999 and 1998, 63%, 70% and 71%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 35% in 2000, 39% in 1999 and 46% in 1998 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.

Revenues received from UHS and non-related parties were as follows:


                                                      (000s)
                                      -------------------------------------
                                              Year Ended December 31,
                                      -------------------------------------
                                        2000           1999           1998
                                      -------------------------------------
Base rental - UHS facilities          $14,082        $13,828        $13,764
Base rental - Non-related parties      10,169          6,844          6,393
                                      -------        -------        -------
  Total base rental                    24,251         20,672         20,157
                                      -------        -------        -------

Bonus rental - UHS facilities           3,064          2,817          2,737
Bonus rental - Non-related parties       --               95            229
                                      -------        -------        -------
  Total bonus rental                    3,064          2,912          2,966
                                      -------        -------        -------

Interest - Non-related parties           --              281            111
                                      -------        -------        -------
  Total revenues                      $27,315        $23,865        $23,234
                                      =======        =======        =======

At December 31, 2000, approximately 8.5% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

During the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss during the third quarter of 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisal were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations.

Also during 2000, the Trust invested $2.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital Medical Office Building II which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The purchase price paid for the property to the UHS majority-owned LLC was $10.5 million. The Trust made a cash investment of $2.0 million, and the LLC, which is majority-owned by the Trust, obtained a $9.8 million third-party, non-recourse mortgage to fund the balance of the purchase price and finance tenant improvements.

During 1999, the Trust paid $5.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital Medical Office Building, which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The total purchase price paid for the property to the UHS majority-owned LLC was $13.0 million consisting of the $5.0 of cash invested by the Trust and a $8.0 million third-party, non-recourse mortgage obtained by the LLC which is majority-owned by the Trust.

Also during 1999, the Trust acquired the Orthopaedic Specialists of Nevada Building in Las Vegas, Nevada for $1.6 million. The ground lease on this medical office building is based upon an agreement between Valley Health Systems, LLC (a UHS 72% owned subsidiary) and the Trust.

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

During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable with a carrying value of $1.4 million (including accrued interest) at December 31, 2000. The note payable has a face value of $1 million and is due on December 31, 2001. The amount of interest payable on this note is contingent upon the financial performance of this leased facility and its estimated fair value at the end of the initial lease term. The Trust has estimated the total amount payable under the terms of this note and has discounted the payments to their net present value using a 6% rate.

The Trust's officers are all employees of UHS and as of December 31, 2000, the Trust had no salaried employees. In 1999, 2000 and 2001 the Trustees awarded a $50,000 bonus to Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust. Also, in 1999, 2000 and 2001 UHS agreed to a $50,000 reduction in the advisory fee paid by the Trust.

(3)       Acquisitions and Dispositions

2000 - During 2000, the Trust added four new investments to its portfolio consisting of the following: (i) the purchase of a medical office building located in Danbury, Connecticut ($1.9 million of cash invested by the Trust in addition to a $4.5 million third-party, non-recourse mortgage obtained by the Trust); (ii) the purchase of a 95% equity interest in a LLC that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million of cash invested by the Trust in the LLC which also obtained a $4.3 million third-party, non-recourse mortgage); (iii) the purchase of a 98% equity interest in a LLC that owns and operates the Centinela Medical Building Complex located in Inglewood, California ($2.0 million of cash invested by the Trust in the LLC which also obtained a $7.5 million third-party, non-recourse mortgage), and; (iv) the purchase of a 98% equity interest in a LLC that owns and operates the Summerlin Hospital Medical Office Building II ($2.0 million of cash invested by the Trust in the LLC which also obtained a $9.8 million third-party, non-recourse mortgage).

Additionally, during 2000, the Trust committed to invest $1.9 million in exchange for a 74% equity interest in a LLC that will construct and own the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine (the LLC will obtain a $8.9 million third-party, non-recourse mortgage) and also committed to invest $1.9 million in exchange for a 75% equity interest in a LLC that will construct and own the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona (the LLC will obtain a $3.4 million third-party, non-recourse mortgage).

Additionally, during 2000, Meridell Achievement Center, Inc., a subsidiary of UHS, exercised its option pursuant to the lease to purchase the leased property. This sale was completed in 2000, resulting in a gain of $1.9 million which is included in the Trust's 2000 results of operations.

1999 - During 1999, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 95% equity interest in a LLC that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million of cash invested by the Trust in the LLC which also obtained a $1.9 million third-party, non-recourse mortgage); (ii) the purchase of a 98% equity interest in a LLC that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million of cash invested by the Trust in the LLC which also obtained a $8.3 million third-party, non-recourse mortgage);
(iii) the purchase of a 75% equity interest in a LLC that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million of cash invested by the Trust in the LLC which also obtained a $4.2 million third-party, non-recourse mortgage); (iv) the purchase of the single-tenant the Orthopaedic Specialists of Nevada Building ($1.6 million of cash invested by the Trust), and; (v) the purchase of a multi-tenant medical office building located in Atlanta, Georgia ($11.5 million of cash invested by the Trust).

1998 - During 1998, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 99% equity interest in a LLC that owns Desert Springs Medical Plaza located in Las Vegas, Nevada ($10.1 million of cash invested by the LLC which also obtained a $6.0 million third-party, non-recourse mortgage); (ii) the purchase of a 95% equity interest in a LLC that owns the Edwards Medical Plaza located in Phoenix, Arizona ($3.8 million of cash invested by the Trust in the LLC which also obtained a $7.6 million third-party, non-recourse mortgage); (iii) the purchase of a 95% equity interest in a LLC that owns the Pacifica Palms Medical Plaza located in Torrance, California ($1.7 million of cash invested by the Trust in a LLC which also obtained a $3.0 million third-party, non-recourse mortgage); (iv) the purchase of a 48% equity interest in a LLC that owns the St. Jude Heritage Health Complex located in Fullerton, California ($1.4 million of cash invested by the Trust in the LLC which also obtained a $4.9 million third-party, non-recourse mortgage), and; (v) the purchase of an 80% equity interest in a LLC that owns the Rio Rancho Medical Center, a medical office building located in Rio Rancho, New Mexico ($900,000 of cash invested by the Trust in the LLC which also obtained a $2.0 million third-party, non-recourse mortgage). In connection with the purchase of equity interest in LLCs that own the Pacifica Palms Medical Plaza, the St. Jude Heritage Health Complex and the Rio Rancho Medical Center, the Trust advanced a total of $10.0 million of short term loans to three separate LLCs. The loans, which earned interest at a weighted average annual rate of 9% during 1998, were fully repaid to the Trust during 1999.

(4)  Leases

All of the Trust's leases are classified as operating leases with initial terms ranging from 5 to 15 years with up to six five-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and may earn periodic additional rents (see Note 2). The additional rent payments are generally computed as a percentage of the facility's net patient revenue or Consumer Price Index increase in excess of a base amount. The base year amount is typically net patient revenue for the first full year of the lease. The Trust records these additional rents on a pro rata basis over the annual lease period if the achievement of the specific net patient revenue target amounts is probable.

Minimum future base rents on non-cancelable leases are as follows (000s):

             2001                                       $ 21,991
             2002                                         14,961
             2003                                         14,028
             2004                                         12,329
             2005                                          8,355
             Later Years                                  18,070
                                                  ---------------
             Total Minimum Base Rents                   $ 89,734
                                                  ===============

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Debt

The Trust has an unsecured, non-amortizing $100 million revolving credit agreement (the "Agreement"), which expires on June 24, 2003. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus .625% to 1.125%, the Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is paid on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 2000 the applicable margin over the certificate of deposit and Eurodollar rates were 1.0% and .875%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The Trust had $6.5 million of letters of credit outstanding against the Agreement. At December 31, 2000, the Trust had approximately $17 million of available borrowing capacity. The book value of the amounts borrowed approximate fair market value.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Company is in compliance with all their covenants at December 31, 2000.

The Trust has one mortgage with an outstanding balance of $4,472,000 at December 31, 2000. The mortgage is non-recourse to the Trust and is secured by the Medical Center of Western Connecticut. The rate on the mortgage is 8.3% and it matures on February 1, 2010.

The Trust has entered into interest rate swap agreements which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31, 2000, the Trust had five outstanding swap agreements for notional principal amounts of $35,580,000 which mature from May, 2001 through November, 2006. These swap agreements effectively fix the interest rate on $35,580,000 of variable rate debt at 6.89% including the revolver spread of

 .875%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. The effective rate on the Trust's revolving credit notes including commitment fees and interest rate swap expense was 7.10%, 6.2% and 6.7% during 2000, 1999 and 1998, respectively. Additional interest expense/(income) recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was ($164,000), $135,000 and $136,000 in 2000, 1999 and 1998, respectively. The
Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 2000 would have resulted in payments from the counterparties to the Trust of approximately $532,000. The fair value of the interest rate swap agreements at December 31, 2000 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(6)  Dividends

Dividends of $1.84 per share were declared and paid in 2000, of which $1.694 per share was ordinary income and $.146 per share was a return of capital distribution. Dividends of $1.81 per share were declared and paid in 1999, of which $1.4664 per share was ordinary income and $.3436 per share was a return of capital distribution. Dividends of $1.755 per share were declared and paid in 1998, of which $1.682 per share was ordinary income and $.073 per share was a return of capital distribution.

(7)  Incentive Plans

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2000 no shares have been issued under the terms of this plan.

During 1992 and 1993, the Trust granted options pursuant to the 1988 Non-Statutory Stock Option Plan. Pursuant to the terms of this plan, which expired in December of 1998, the granted options vested ratably 25% per year beginning one year after the date of grant and expired ten years from the grant date. As of December 31, 2000, 58,024 options were outstanding and exercisable at an aggregate purchase price of $973,137 or $16.77 per share.

During 1997, the Trust's Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan ("The Plan"), which is a newly created stock option and dividend equivalents rights plan for employees of the Trust, including officers and directors. There are 400,000 shares reserved for issuance under The Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. Since inception through December 31, 2000, there have been 105,000 stock options with dividend equivalent rights granted to officers and trustees of the Trust. The Trust recorded expenses relating to the dividend equivalent rights of $184,000 in 2000, $132,000 in 1999 and $123,000 in 1998. As of December 31, 2000, there were 53,750 options exercisable under The Plan with an average exercise price, adjusted to give effect to the dividend equivalent rights, of $12.62 per share.

SFAS No. 123 requires the Trust to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Trust's net income and net income per share would have been the pro forma amounts indicated below:

                                        (000s except per share amounts)
                              ---------------------------------------------
Year Ended December 31,              2000           1999             1998
---------------------------------------------------------------------------

Net Income:
  As Reported                      $16,256         $13,972         $14,337
  Pro Forma                        $16,077         $13,833         $14,201

Earnings Per Share:
  As Reported:
    Basic                           $ 1.81          $ 1.56          $ 1.60
    Diluted                         $ 1.81          $ 1.56          $ 1.60

  Pro Forma:
    Basic                           $ 1.79          $ 1.54          $ 1.59
    Diluted                         $ 1.79          $ 1.54          $ 1.58


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the four option grants that occurred during 2000 and 1998. No options were granted during 1999, therefore the following table is not applicable ("N/A") for the year ended December 31, 1999:

   Year Ended December 31,       2000            1999          1998
------------------------------------------------------------------------------

Volatility                     14%-15%            N/A          15%
Interest rate                   5%-7%             N/A        5% - 6%
Expected life (years)            8.0              N/A          7.9
Forfeiture rate                   2%              N/A           2%

------------------------------------------------------------------------------

Stock-based compensation costs on a pro forma basis would have reduced net income by $179,000 in 2000, $139,000 in 1999 and $136,000 in 1998. Because the
SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

Stock options to purchase shares of beneficial interest have been granted to officers and directors of the Trust under various plans. Information with respect to these options is summarized as follows:

                                               Number of            Average Option              Range
         Outstanding Options                      Shares                Price                ( High-Low)
--------------------------------------- ----------------- ------ --------------------- ------------------------------
     Balance, January 1, 1998                    128,024               $17.79                $18.625/$16.125
      Granted                                     10,000               $19.45                $21.4375/$18.375
      Exercised                                    (625)               $18.625                   $18.625
      Cancelled                                  (4,375)               $18.625                   $18.625

--------------------------------------- ----------------- ------ --------------------- ------------------------------
     Balance, January 1, 1999                    133,024               $17.88                $21.4375/$16.125
      Granted                                          0                 N/A                        N/A
      Exercised                                        0                 N/A                        N/A
      Cancelled                                        0                 N/A                        N/A

--------------------------------------- ----------------- ------ --------------------- ------------------------------
     Balance, January 1, 2000                    133,024               $17.88               $21.4375/$16.1250
      Granted                                     25,000               $14.75                    $14.75
      Exercised                                        0                 N/A                        N/A
      Cancelled                                        0                 N/A                        N/A

--------------------------------------- ----------------- ------ --------------------- ------------------------------
     Balance, December 31, 2000                  158,024               $17.38               $21.4375/$14.75
--------------------------------------- ----------------- ------ --------------------- ------------------------------

(8)  Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of December 31, 2000:

Name of LLC                        Property Owned by LLC
------------------------------     -----------------------------------

DSMB Properties                    Desert Samaritan Hospital MOBs
DVMC Properties                    Desert Valley Medical Center MOBs
Parkvale Properties                Maryvale Samaritan Hospital MOBs
Suburban Properties                Suburban Medical Center MOBs
Litchvan Investments               Samaritan West Valley Medical Center
Paseo Medical Properties II        Thunderbird Paseo Medical Plaza
Willetta Medical Properties        Edwards Medical Plaza
DesMed                             Desert Springs Medical Plaza
PacPal Investments                 Pacifica Palms Medical Plaza
RioMed Investments                 Rio Rancho Medical Center
West Highland Holdings             St. Jude Heritage Health Complex
Santa Fe Scottsdale                Santa Fe Professional Plaza
Bayway Properties                  East Mesa Medical Center
653 Town Center Drive              Summerlin Hospital Medical Office Building
575 Hardy Investors                Centinela Medical Building Complex
653 Town Center Phase II           Summerlin Hospital Medical Office Building II
23560 Madison                      Skypark Professional Medical Building
Brunswick Associates (a.)          Mid Coast Hospital Medical Office Building
Paseo Medical Properties II (b.)   Thunderbird Paseo Medical Plaza II

(a.) As of December 31, 2000, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 74% non-controlling interest in a LLC that will construct and own a medical office building in Brunswick, Maine.

(b.) As of December 31, 2000, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 75% non-controlling interest in a LLC that will construct and own a medical office building in Glendale, Arizona.

                                                    December 31,
                                       ---------------------------------
                                              2000                 1999
                                       ---------------------------------
                                              (amounts in thousands)
   Net property                            $141,120             $116,599
   Other assets                              13,095                6,701
   Liabilities and third-party debt         105,732               82,456
   Equity                                    45,721               40,844
   UHT's share of equity                     39,164               35,748


                                                   For the Year Ended December 31,
                                           -------------------------------------------------
                                              2000                1999               1998
                                           -------------------------------------------------
                                                         (amounts in thousands)
   Revenues                                     $22,227          $18,387          $12,942
   Operating expenses                             7,976            6,772            4,677
   Depreciation & amortization                    4,155            3,385            2,450
   Interest, net                                  6,797            5,436            4,133
   Net income                                     3,299            2,794            1,682
   UHT's share of net income before
   investment loss of LLC                         2,913            2,554            1,537
   Provision for investment loss of LLC          (1,139)              --               --
   UHT's share of net income after
   investment loss of LLC                         1,774            2,554            1,537


As of December  31,  2000,  these LLCs had $98.8  million of  non-recourse  debt
payable  to   third-party   lending   institutions.   Aggregate   maturities  of
non-recourse debt payable to third-parties is as follows (000s):


                                          2001            $2,266
                                          2002             2,343
                                          2003             4,853
                                          2004            14,088
                                          2005             9,181
                                         Later            66,066
                                                -----------------
                                         Total           $98,797
                                                =================

(9) Quarterly Results (unaudited - amounts in thousands, except per share amounts)

                                                     2000
-------------------------------------------------------------------------------------------------------------------
                                           First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter           Total
-------------------------------------------------------------------------------------------------------------------
Revenues                                  $6,685          $6,728          $6,901          $7,001           $27,315

Net Income                                $3,916          $3,800          $3,866          $4,674           $16,256

Earnings Per Share-Basic                   $0.44           $0.42           $0.43           $0.52             $1.81

Earnings Per Share-Diluted                 $0.44           $0.42           $0.43           $0.52             $1.81


A wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property of a behavioral health care facility upon the December 31, 2000 expiration of the initial lease. This sale was completed in December, 2000 for cash proceeds to the Trust of $5,450,000 resulting in a gain of approximately $1.9 million, or $.21 per basic and diluted share, which is included in the Trust's fourth quarter of 2000 results of operations. Additionally, during the fourth quarter of 2000, the Trust recorded a provision for investment loss of $1.1 million, or $.13 per basic and diluted share, to reflect its share of an asset impairment charge recorded at a LLC which owns a medical office complex located in Phoenix, Arizona.



                                                         1999
-------------------------------------------------------------------------------------------------------------------
                                           First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter           Total
-------------------------------------------------------------------------------------------------------------------
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

During the third quarter of 1999, the Trust recorded a net provision for investment loss of $1.6 million or $.18 per share, (basic and diluted). Included in the provision for investment loss was a non-cash asset impairment charge of $2.6 million to reduce the carrying-value of a behavioral health services facility which was sold to UHS during the fourth quarter of 2000, as mentioned above. The provision for investment loss was partially offset by a $1.0 million cash gain realized on the sale of Lakeshore Hospital.

                                             Universal Health Realty Income Trust
                                       Schedule II - Valuation and Qualifying Accounts
                                       -----------------------------------------------
                                                    (amounts in thousands)




                                                  Balance at         Charged to                                    Balance
                                                  beginning           costs and                                    at end
                  Description                     of period           expenses               Other                of period
                  -----------                   ---------------    ----------------     -----------------      ----------------

Reserve for Investment Losses:

    Year ended December 31, 2000                          -                   -                    -                  -
                                                ===============    ================     =================      ================

    Year ended December 31, 1999                          $116              $1,583   (b)         ($1,699)   (a)       -
                                                ===============    ================     =================      ================

    Year ended December 31, 1998                           $89                $300                 ($273)   (a)           $116
                                                ===============    ================     =================      ================








(a)  Amounts charged against the reserve.

(b) Consists of the following:
                Provision for investment loss recorded on Behavioral Health Services facility                           $2,581
                Cash proceeds generated from sale of Lake Shore Hospital                                                  (998)
                                                                                                               ----------------
                                                                                                                        $1,583
                                                                                                               ================



                                                            Schedule III
                                                Universal Health Realty Income Trust
                                    Real Estate and Accumulated Depreciation - December 31, 2000
                                                       (amounts in thousands)

                                                Net
                          Initial Cost to       Cost
                          Universal Health   capitalized/        Gross amount                          Date of
                         Realty Income Trust   divested           at which                           construction
                                              subsequent       carried at close                         or most
                                            to acquisition       of period                              recent
                                                                                        Accumulated    significant          Average
                                                                                        Depreciation   expansion             Deprec-
                                   Building    Land &              Building &              as of          or       Date      iable
Description                Land    & Improv.   Improv.     Land     Improv.     Total  Dec. 31, 2000  renovation  Acquired   Life
Virtue Street Pavilion    $1,825     $9,445          -    $1,770     $9,445    $11,215     $3,784         1975     1986    35 Years
Chalmette Medical Center   2,000      7,473     $3,148     2,000     10,621     12,621      2,917         1999     1988    34 Years
   Chalmette, Louisiana

Inland Valley Regional
 Medical Center
   Wildomar, California    2,050     10,701      2,868     2,050     13,569     15,619      3,785         1986     1986    43 Years

McAllen Medical Center
   McAllen, Texas          4,720     31,442     10,188     6,281     40,069     46,350     11,153         1994     1986    42 Years

Wellington Regional
 Medical Center
   West Palm Beach,
   Florida                 1,190     14,652      4,822     1,663     19,001     20,664      5,249         1986     1986    42 Years

The Bridgeway
   North Little Rock,
   Arkansas                  150      5,395        499       150      5,894      6,044      2,342         1983     1986    35 Years


Tri-State Rehabilitation
 Hospital
   Evansville, Indiana       500      6,945      1,062       500      8,007      8,507      2,225         1993     1989    40 Years

Vencor Hospital - Chicago
   Chicago, Illinois         158      6,404      1,837       158      8,241      8,399      4,218         1993     1986    25 Years

Fresno-Herndon
 Medical Plaza
   Fresno, California      1,073      5,266         24     1,073      5,290      6,363        716         1992     1994    45 Years

Family Doctor's Medical
 Office Building
   Shreveport, Louisiana      54      1,526        494        54      2,020      2,074        236         1991     1995    45 Years

Kelsey-Seybold Clinic
 at King's Crossing          439      1,618          6       439      1,624      2,063        189         1995     1995    45 Years
Professional Center
 at King's Crossing          439      1,837         43       439      1,880      2,319        212         1995     1995    45 Years
   Kingwood, Texas

Chesterbrook Academy
   Audubon, Pennsylvania     307        996          -       307        996      1,303        103         1996     1996    45 Years

Carefree Learning Center
   New Britain,
   Pennsylvania              250        744          -       250        744        994         77         1991     1996    45 Years

Carefree Learning Center
   Uwchlan, Pennsylvania     180        815          -       180        815        995         84         1992     1996    45 Years

Carefree Learning Center
   Newtown, Pennsylvania     195        749          -       195        749        944         78         1992     1996    45 Years

The Southern Crescent
   Center                  1,130      5,092         21     1,130      5,113      6,243        514         1994     1996    45 Years
The Southern Crescent
   Center II                   -         -       5,218       806      4,412      5,218         80         1998     1998    35 Years
   Riverdale, Georgia

The Cypresswood
  Professional Center
   Spring, Texas             573      3,842        187       573      4,029      4,602        404         1997     1997    35 Years

Orthopaedic Specialists
 of Nevada Building
   Las Vegas, Nevada           -      1,579          -         -      1,579      1,579         79         1999     1999    25 Years

Sheffield Medical
  Building
   Atlanta, Georgia        1,760      9,766       $159     1,760      9,925     11,685        461         1999     1999    25 Years

Medical Center of Western
 Connecticut -
 Building 73
   Danbury, Connecticut    1,151      5,176        $44     1,151      5,220      6,371        174         2000     2000    30 Years
                         -------   --------    -------   -------   --------   --------    -------
                TOTALS   $20,144   $131,463    $30,620   $22,929   $159,243   $182,172    $39,080
                         =======   ========    =======   =======   ========   ========    =======

                      Universal Health Realty Income Trust
                              Notes to Schedule III
                                December 31, 2000
                                -----------------
                              (amount in thousands)



(1) Reconciliation of Real Estate Properties


The following table reconciles the Real Estate Properties from January 1, 1998 to December 31, 2000:



                                                                    2000                    1999                     1998
                                                              -----------------       ------------------       -----------------
       Balance at January 1                                           $177,920                 $163,932                $163,855
       Additions and acquisitions                                        9,702                   16,639                     158
       SFAS 121 asset write-down                                            --                   (2,581)                     --
       Reclasses from construction in progress                           1,240                       --                      --
       Dispositions                                                     (6,690)                     (70)                    (81)
                                                              -----------------       ------------------       -----------------
       Balance at December 31                                         $182,172                 $177,920                $163,932
                                                              =================       ==================       =================



(2)  Reconciliation of Accumulated Depreciation


The following table reconciles the Accumulated Depreciation from January 1, 1998 to December 31, 2000:



                                                                    2000                    1999                     1998
                                                              -----------------       ------------------       -----------------
       Balance at January 1                                            $37,800                  $34,006                 $30,280
       Current year depreciation expense                                 4,414                    3,832                   3,807
       Dispositions                                                     (3,134)                     (38)                    (81)
                                                              -----------------       ------------------       -----------------
       Balance at December 31                                          $39,080                  $37,800                 $34,006
                                                              =================       ==================       =================








The aggregate cost basis and net book value of the properties for Federal income
tax  purposes  at  December  31,  2000  are   approximately   $167,000,000   and
$128,000,000, respectively.