Form 10-Q
period 2001-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2001-05-11
CIK 798783

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
           (MARK ONE)
             ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Number of common shares of beneficial interest outstanding at April 30, 2001 - 8,985,991


================================================================================

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                     PAGE NO.

Item 1.  Financial Statements

Consolidated Statements of Income
     Three Months Ended -- March 31, 2001 and 2000 .....................................3

Consolidated Balance Sheets -- March 31, 2001
     and December 31, 2000 .............................................................4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2001 and 2000 ........................................5

Notes to Consolidated Financial Statements .................................6, 7, 8 and 9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................10, 11 and 12

PART II.  OTHER INFORMATION AND SIGNATURE ......................................13 and 14

                         Part I. Financial Information
                         -----------------------------
                     Universal Health Realty Income Trust
                     ------------------------------------
                       Consolidated Statements of Income
                       ---------------------------------
               (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                          ----------------------------
                                                                                              2001            2000
                                                                                          ------------    ------------
Revenues (Note 2):
-----------------

     Base rental - UHS facilities                                                               $3,253          $3,520
     Base rental - Non-related parties                                                           2,764           2,383
     Bonus rental                                                                                  868             782
                                                                                          ------------    ------------
                                                                                                 6,885           6,685
                                                                                          ------------    ------------

Expenses:
--------

     Depreciation & amortization                                                                 1,103           1,088
     Interest expense                                                                            1,445           1,418
     Advisory fees to UHS                                                                          336             325
     Other operating expenses                                                                      762             705
                                                                                          ------------    ------------
                                                                                                 3,646           3,536
                                                                                          ------------    ------------

     Income before equity in LLCs and effect of derivative
     transactions                                                                                3,239           3,149

     Equity in income of limited liability companies                                               822             767

     Gain on derivatives                                                                            79          -
                                                                                          ------------  --------------
                              Net Income                                                        $4,140          $3,916
                                                                                          ============  ==============


                     Net Income per share - basic                                                $0.46           $0.44
                                                                                          ============    ============

                    Net Income per share - diluted                                               $0.46           $0.44
                                                                                          ============    ============

     Weighted average number of shares outstanding - basic                                       8,986           8,983
     Weighted average number of share equivalents                                                   40              14
                                                                                          ------------    ------------
     Weighted average number of shares and equivalents outstanding - diluted                     9,026           8,997
                                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                              Page 3 of 14 Pages

                     Universal Health Realty Income Trust
                     ------------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                   (amounts in thousands, except share data)
                   -----------------------------------------
                                  (unaudited)
                                  -----------

                                                                                March 31,            December 31,
Assets:                                                                           2001                   2000
-------                                                                       ------------           ------------
Real Estate Investments:
        Buildings & improvements                                                  $159,462               $159,243
        Accumulated depreciation                                                   (40,172)               (39,080)
                                                                              ------------           ------------
                                                                                   119,290                120,163
        Land                                                                        22,929                 22,929
        Construction in progress                                                        26                     16
                                                                              ------------           ------------
                       Net Real Estate Investments                                 142,245                143,108
                                                                              ------------           ------------

Investments in limited liability companies ("LLCs")                                 38,927                 39,164

Other Assets:
        Cash                                                                           385                    294
        Bonus rent receivable from UHS                                                 881                    796
        Rent receivable from non-related parties                                       168                    208
        Deferred charges and other assets, net                                          76                     88
                                                                              ------------           ------------
                                                                                  $182,682               $183,658
                                                                              ============           ============

Liabilities and Shareholders' Equity:
------------------------------------

Liabilities:
        Bank borrowings                                                            $79,749                $80,672
        Note payable to UHS                                                          1,386                  1,359
        Accrued interest                                                               328                    392
        Accrued expenses & other liabilities                                         2,814                  1,459
        Tenant reserves, escrows, deposits and prepaid rents                           489                    459

        Minority interest                                                               58                     60

Shareholders' Equity:
        Preferred shares of beneficial interest,
              $.01 par value; 5,000,000 shares authorized;
              none outstanding                                                          --                     --
        Common shares, $.01 par value;
              95,000,000 shares authorized; issued
              and outstanding: 2001 - 8,985,991
              2000 - 8,980,064                                                          90                     90
        Capital in excess of par value                                             129,200                129,110
        Accumulated other comprehensive income:
           Cash flow hedges                                                         (1,452)                    --
        Cumulative net income                                                      160,826                156,686
        Cumulative dividends                                                      (190,806)              (186,629)
                                                                              ------------           ------------
                        Total Shareholders' Equity                                  97,858                 99,257
                                                                              ------------           ------------
                                                                                 $ 182,682              $ 183,658
                                                                              ============           ============

The accompanying notes are an integral part of these financial statements.

                               Page 4 of 14 Pages

                     Universal Health Realty Income Trust
                     ------------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                       (amounts in thousands, unaudited)

                                                                               Three months ended March 31,
                                                                          -------------------------------------
                                                                              2001                      2000
                                                                          -----------                ----------

Cash flows from operating activities:
       Net income                                                              $4,140                    $3,916
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation & amortization                                         1,103                     1,088
            Gain on derivatives                                                   (79)                     --
       Changes in assets and liabilities:
            Rent receivable                                                       (45)                      (46)
            Accrued expenses & other liabilities                                   (2)                     (104)
            Tenant escrows, deposits & deferred rents                              30                       (75)
            Accrued interest                                                      (64)                       50
            Deferred charges & other                                               (6)                      (27)
                                                                          -----------                ----------
              Net cash provided by operating activities                         5,077                     4,802
                                                                          -----------                ----------

Cash flows from investing activities:
       Investments in limited liability companies ("LLCs")                      --                       (1,885)
       Advances made to a LLC                                                    (200)                     --
       Acquisitions and additions to land, buildings and CIP                     (213)                   (7,868)
       Cash distributions in excess of income from LLCs                           437                       184
                                                                          -----------                ----------
              Net cash provided by (used in) investing activities                  24                    (9,569)
                                                                          -----------                ----------

Cash flows from financing activities:
       Additional borrowings                                                    --                        8,715
       Repayments of long-term debt                                              (923)                      (13)
       Dividends paid                                                          (4,177)                   (4,092)
       Repurchase of shares of beneficial interest                              --                         (135)
       Issuance of shares of beneficial interest                                   90                        23
                                                                          -----------                ----------
              Net cash (used in) provided by financing activities              (5,010)                    4,498
                                                                          -----------                ----------
       Increase (decrease) in cash                                                 91                      (269)
       Cash, beginning of period                                                  294                       852
                                                                          -----------                ----------
Cash, end of period                                                              $385                      $583
                                                                          ===========                ==========

Supplemental disclosures of cash flow information:
       Interest paid                                                           $1,482                    $1,349
                                                                          ===========                ==========

See accompanying notes to these condensed financial statements.

                              Page 5 of 14 Pages

                      UNIVERSAL HEALTH REALTY INCOME TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

(1) General

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

In this Quarterly Report on Form 10-Q, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2)  Relationship with Universal Health Services, Inc.

During the first three months of 2001 and 2000, approximately 60% and 64%, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three months ended March 31, 2001 and 2000:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            (in thousands)

                                                        2001              2000
                                                        ----              ----

Base rental - UHS facilities                          $3,253            $3,520
Base rental - Non-related parties                      2,764             2,383
                                                      ------            ------
      Total base rental                                6,017             5,903
                                                      ------            ------

Bonus rental - UHS facilities                            868               782

                                                      ------            ------
       Total revenues                                 $6,885            $6,685
                                                      ======            ======

The decrease in base rentals from UHS facilities resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000.

UHS owned approximately 8.5% percent of the Trust's outstanding shares of beneficial interest as of March 31, 2001. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2001. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2001, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust and UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $336,000 and $325,000 for the three month periods ended March 31, 2001 and 2000, respectively.

(3) Dividends

A dividend of $.465 per share or $4.2 million in the aggregate was declared by the Board of Trustees on March 1, 2001 and was paid on March 30, 2001 to shareholders of record as of March 16, 2001.

(4) Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Trust to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income ("OCI"). Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.

The adoption of this new standard as of January 1, 2001 resulted in a cumulative effect of an accounting change of approximately $532,000 in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Trust recorded an additional charge of $920,000 in other comprehensive income to recognize the change in value during the three month period ended March 31, 2001. The Trust also recorded a favorable $79,000 in current earnings to recognize the ineffective portion of the cash flow hedging instruments.

The Trust formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Trust will discontinue hedge accounting prospectively.

The Trust manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Trust, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

(5) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended
                                                           ------------------
                                                                 March 31,
                                                                 ---------
                                                             2001         2000
                                                             ----         ----

Net income                                                 $4,140       $3,916
Other comprehensive income (loss):
Cumulative effect of change in accounting
   principle (SFAS 133) on other
   comprehensive income                                      (532)          --
Unrealized derivative losses on cash flow hedges             (920)          --
                                                           ------       ------
Comprehensive income                                       $2,688       $3,916
                                                           ======       ======

(6) Summarized Financial Information of Equity Affiliates

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of March 31, 2001:

         Name of LLC                        Property Owned by LLC
         --------------------------------   --------------------------------------------

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

(a.) As of March 31, 2001, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 74% non-controlling interest in a LLC that will construct and own a medical office building in Brunswick, Maine.

(b.) As of March 31, 2001, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 75% non-controlling interest in a LLC that will construct and own a medical office building in Glendale, Arizona.


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     2001               2000
                                            ------------------------------------
                                                   (amounts in thousands)

Revenues                                           $5,183             $5,141
Expenses                                            4,224              4,271
Net Income                                            959                870
UHT's share of net income                             822                767

As of March 31, 2001, these LLCs had approximately $98.2 million of non-recourse debt payable to third-party lending institutions.

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

Results of Operations
---------------------

The Trust has investments in forty-one facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.465 per share or $4.2 million in the aggregate was paid on March 30, 2001.

For the quarters ended March 31, 2001 and 2000, net income totaled $4,140,000 and $3,916,000 or $.46 and $.44 per share (basic and diluted), on net revenues of $6,885,000 and $6,685,000, respectively. The $200,000 increase in net revenues during the 2001 first quarter as compared to the 2000 quarter was due primarily to a $381,000 increase in base rental revenue from non-related parties, partially offset by a $267,000 decrease in base rental revenue from UHS facilities, as well as a $86,000 increase in bonus rental revenue from UHS facilities.

The $381,000 increase in base rentals from non-related parties resulted primarily from the revenues generated from the Southern Crescent II medical office building which was opened during the third quarter of 2000.

The $267,000 decrease in base rentals from UHS facilities resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000.

The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard resulted in a $79,000 gain on derivatives from hedge ineffectiveness.

Other operating expenses increased $57,000 or 8% during the first quarter of 2001 as compared to the comparable prior year period. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $569,000 for the three month ended March 31, 2001 and $527,000 for the three months ended March 31, 2000. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results for the three months ended March 31, 2001 and 2000 was $822,000 and $767,000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments less gain on derivatives, increased 6% to $6.0 million for the three months ended March 31, 2001, as compared to $5.7 million in the comparable prior year quarter. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2001 and $4.8 million for the three months ended March 31, 2000. The $277,000 net favorable change during the first quarter of 2001 as compared to the comparable prior year quarter was primarily attributable to: (i) a $160,000 favorable change in net income plus the addback of the non-cash charges (depreciation and amortization and gain on derivatives); (ii) a $105,000 favorable change in tenant escrows, deposits and deferred rents; (iii) a $114,000 unfavorable change in accrued interest; (iv) a $102,000 favorable change in accrued expenses and other liabilities, and; (v) $24,000 of other net favorable changes.

During the first three months of 2001, the $5.5 million of cash generated from operating activities, including the cash distributions received from the various LLCs in which the Trust owns a non-controlling interest was used primarily to:
(i) repay debt ($923,000); (ii) advances made to a LLC in which the Trust owns a non-controlling interest ($200,000); (iii) finance capital expenditures ($213,000), and; (iv) pay dividends ($4.2 million).

During the first three months of 2000, the $4.8 million of cash generated from operating activities, the $8.7 million of additional borrowings and the $269,000 decrease in cash were used primarily to: (i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrnace, California ($1.8 million),
(iii) finance capital expenditures ($1.5 million), and; (iv) pay dividends ($4.1 million).

As of March 31, 2001, the Trust had approximately $18.2 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of equity. Subsequent to the end of the first quarter of 2001, the Trust filed a $100 million shelf registration statement with the Securities and Exchange Commission. The Trust has no immediate intention of issuing any such securities, however, upon becoming effective, this registration statement could facilitate the Trust's issuance of equity securities from time to time to take advantage of favorable market conditions.

                           PART II. OTHER INFORMATION
                     UNIVERSAL HEALTH REALTY INCOME TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures in 2001. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

    None

(b) Reports on Form 8-K

    None

    All other items of this report are inapplicable.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2001             UNIVERSAL HEALTH REALTY INCOME TRUST
                                  (Registrant)




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