Form 10-Q
period 2001-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2001-08-13
CIK 798783

================================================================================


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
     (MARK ONE)
             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ........ to .........
                         Commission file number 1-9321

                     UNIVERSAL HEALTH REALTY INCOME TRUST
                     ------------------------------------

            (Exact name of registrant as specified in its charter)

                   MARYLAND                            23-6858580
               -----------------                    ----------------
       (State or other jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)             Identification No.)


                          UNIVERSAL CORPORATE CENTER
                             367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA     19406
                  ------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [_]

Number of common shares of beneficial interest outstanding at July 31, 2001 - 11,617,727




================================================================================

                     UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                    PAGE NO.

Item 1.  Financial Statements

Consolidated Statements of Income
  Three and Six Months Ended - June 30, 2001 and 2000..................3

Consolidated Balance Sheets -- June 30, 2001
  and December 31, 2000................................................4

Consolidated Statements of Cash Flows
  Six Months Ended June 30, 2001 and 2000..............................5

Notes to Consolidated Financial Statements.........6, 7, 8, 9, 10 and 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................12, 13 and 14

PART II. OTHER INFORMATION AND SIGNATURE ......................15 and 16

                         Part I. Financial Information
                         -----------------------------
                     Universal Health Realty Income Trust
                     ------------------------------------
                  Condensed Consolidated Statements of Income
                  -------------------------------------------
               (amounts in thoudands, except per share amounts)
                                  (unaudited)



                                                                              Three Months                  Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                           ------------------            ------------------
                                                                             2001      2000                2001      2000
                                                                           --------  --------            --------  --------
Revenues (Note 2):
----------------

     Base rental - UHS facilities                                          $ 3,253   $ 3,521             $ 6,506   $ 7,041
     Base rental - Non-related parties                                       2,795     2,442               5,559     4,825
     Bonus rental                                                              811       765               1,679     1,547
                                                                           --------  --------            --------  --------
                                                                             6,859     6,728              13,744    13,413
                                                                           --------  --------            --------  --------


Expenses:
--------

     Depreciation & amortization                                             1,087     1,103               2,190     2,191
     Interest expense                                                        1,173     1,501               2,618     2,919
     Advisory fees to UHS                                                      331       339                 667       664
     Other operating expenses                                                  806       689               1,568     1,394
                                                                           --------  --------            --------  --------
                                                                             3,397     3,632               7,043     7,168
                                                                           --------  --------            --------  --------

Income before equity in limited liability companies                          3,462     3,096               6,701     6,245

Equity in income of limited liability companies                                877       704               1,699     1,471

(Loss)/gain on deriatives                                                      (36)        0                  43         0
                                                                           --------  --------            --------  --------
                    Net Income                                             $ 4,303   $ 3,800             $ 8,443   $ 7,716
                                                                           ========  ========            ========  ========

                Net Income per share - basic                               $  0.44   $  0.42             $  0.90   $  0.86
                                                                           ========  ========            ========  ========

                Net Income per share - diluted                             $  0.44   $  0.42             $  0.90   $  0.86
                                                                           ========  ========            ========  ========

Weighted average number of shares oustanding - basic                         9,682     8,980               9,334     8,982
Weighted average number of share equivalents                                    49        16                  44        15
                                                                           --------  --------            --------  --------
Weighted average number of shares and eqivalents oustanding - diluted        9,731     8,996               9,378     8,997
                                                                           ========  ========            ========  ========


The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                   (amounts in thousands, except share data)
                   -----------------------------------------
                                  (unaudited)
                                  -----------

                                                          June 30,   December 31,
Assets:                                                     2001         2000
-------                                                     ----         ----
Real Estate Investments
     Buildings & improvements                            $ 159,562   $  159,243
     Accumulated depreciation                              (41,248)     (39,080)
                                                         ---------   ----------
                                                           118,314      120,163
     Land                                                   22,929       22,929
     Construction in progress                                   31           16
                                                         ---------   ----------
          Net Real Estate Investments                      141,274      143,108
                                                         ---------   ----------

Investments in limited liability companies ("LLCs")         40,678       39,164

Other Assets:
     Cash                                                    1,551          294
     Bonus rent receivable from UHS                            795          796
     Rent receivable from non-related parties                   79          208
     Deferred charges and other assets, net                    105           88
                                                         ---------   ----------
                                                         $ 184,482   $  183,658
                                                         =========   ==========
Liabilities and Shareholders' Equity:
-------------------------------------

Liabilities:
     Bank borrowings                                     $  28,428   $   80,672
     Note payable to UHS                                     1,407        1,359
     Accrued interest                                          315          392
     Accrued expenses & other liabilities                    2,638        1,459
     Tenant reserves, escrows, deposits and
       prepaid rents                                           464          459

     Minority interest                                          54           60

Shareholders' Equity:
     Preferred shares of beneficial interest,
       $.01 par value; 5,000,000 shares authorized;
       none outstanding                                         --           --
     Common shares, $.01 par value;
       95,000,000 shares authorized; issued
       and outstanding; 2001 - 11,617,568
       2000 - 8,980,064                                        116           90
     Capital in excess of par value                        183,425      129,110
     Accumulated other comprehensive income:
      Cash flow hedges                                      (1,288)          --
     Cumulative net income                                 165,129      156,686
     Cumulative dividends                                 (196,206)    (186,629)
                                                         ---------   ----------
          Total Shareholders' Equity                       151,176       99,257
                                                         ---------   ----------
                                                         $ 184,482   $  183,658
                                                         =========   ==========

The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                      (amounts in thousands, unaudited)

                                                                                   Six months ended June 30,
                                                                                -------------------------------
                                                                                   2001                2000
                                                                                 --------            --------
Cash flows from operating activities:
     Net income                                                                  $  8,443            $  7,716
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation & amortization                                                  2,190               2,191
       Gain on derivatives                                                            (43)                  -

Changes in assets and liabilities:
       Rent receivable                                                                130                (207)
       Accrued expenses & other liabilities                                            15                 (67)
       Tenant escrows, deposits & deferred rents                                        5                 (68)
       Accrued interest                                                               (77)                 10
       Deferred charges & other                                                       (48)                (34)
                                                                                 --------            --------
        Net cash provided by operating activities                                  10,615               9,541
                                                                                 --------            --------

Cash flows from investing activities:
     Investments in limited liability companies ("LLCs")                           (2,149)             (1,885)
     Advances made to a LLC, net of repayments                                       (100)                  -
     Acquisitions and additions to land, buildings and CIP                           (334)             (8,903)
     Cash distributions in excess of income from LLCs                                 735                 574
                                                                                 --------            --------
        Net cash used in investing activities                                      (1,848)            (10,214)
                                                                                 --------            --------

Cash flows from financing activities:
     Additional borrowings                                                              -               8,615
     Repayments of long-term debt                                                 (52,244)                (31)
     Dividends paid                                                                (9,577)             (8,228)
     Repurchase of shares of beneficial interest                                        -                (181)
     Issuance of shares of beneficial interest                                     54,311                  23
                                                                                 --------            --------
        Net cash (used in) provided by financing activities                        (7,510)                198
                                                                                 --------            --------

     Increase (decrease) in cash                                                    1,257                (475)
     Cash, beginning of period                                                        294                 852
                                                                                 --------            --------
Cash, end of period                                                              $  1,551            $    377
                                                                                 ========            ========

Supplemental disclosures of cash flow information:                               $  2,647            $  2,871
                Interest paid                                                    ========            ========


See accompanying notes to these condensed financial statements.

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (unaudited)

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

(2)  Relationship with Universal Health Services, Inc.

Approximately 59% and 64% for the three month periods ended June 30, 2001 and 2000, respectively, and 60% and 64% for the six month periods ended June 30, 2001 and 2000, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and six months ended June 30, 2001 and 2000:

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                            June 30,
                                             ------------------                   ----------------
                                                                  (in thousands)
                                             2001               2000             2001             2000
                                           ------             ------          -------          -------
Base rental - UHS facilities               $3,253             $3,521          $ 6,506          $ 7,041
Base rental - Non-related parties           2,795              2,442            5,559            4,825
                                           ------             ------          -------          -------
     Total base rental                      6,048              5,963           12,065           11,866
                                           ------             ------          -------          -------

Bonus rental - UHS facilities                 811                765            1,679            1,547
                                           ------             ------          -------          -------
     Total bonus rental                       811                765            1,679            1,547
                                           ------             ------          -------          -------

     Total revenues                        $6,859             $6,728          $13,744          $13,413
                                           ======             ======          =======          =======

The decrease in base rentals from UHS facilities for the three and six month periods ended June 30, 2001 as compared to the comparable prior year periods resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000.

Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus additional rents based on a percentage of the facility's net patient revenue in excess of a base amount. The additional rents, which are paid quarterly, are calculated using each facility's actual monthly net patient revenues.

UHS owned approximately 6.6% percent of the Trust's outstanding shares of beneficial interest as of June 30, 2001. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2001. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2001, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust and UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $331,000 and $339,000 for the three months ended June 30, 2001 and 2000, respectively, and $667,000 and $664,000 for the six month periods ended June 30, 2001 and 2000, respectively.

 (3)  Dividends

A dividend of $.465 per share or $5.4 million in the aggregate was declared by the Board of Trustees on June 1, 2001 and was paid on June 29, 2001 to shareholders of record as of June 15, 2001.

(4) Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Trust to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in the fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income ("OCI"). The ineffective portions of hedges are recognized in earnings in the current period.

The adoption of this new standard as of January 1, 2001 resulted in a cumulative effect of an accounting change of approximately $532,000 in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Trust expects to reclassify into earnings during the next twelve months $156,000 from the transition adjustments that were recorded in accumulated other comprehensive income. As of the date of adoption and through the period ended June 30, 2001, the Trust was not party to any derivative contracts designated as fair value hedges. The Trust recorded an additional (gain)/loss of ($164,000) and $756,000, respectively, in other comprehensive income to recognize the change in value during the three and six month periods ended June 30, 2001. The gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. It is expected that $220,000 of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. The Trust also recorded a favorable $5,000 in current earnings for the three months ended June 30, 2001 and a favorable $84,000 in current earnings for the six months ended June 30, 2001 to recognize the ineffective portion of the cash flow hedging instruments. As of June 30, 2001, the maximum length of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006. In June, 2001, the Trust reclassified a loss of $41,000 from accumulated other comprehensive income into earnings as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Trust formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Trust will discontinue hedge accounting prospectively.

The Trust manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Trust, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

(5)  Issuance of Shares of Beneficial Interest

In June of 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The shares were offered under the Trust's previously filed $100 million shelf registration statement. The equity issuance generated net proceeds of $54.3 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility.

(6) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows:



                                                          Three Months Ended                    Six Months Ended
                                                          ------------------                    ----------------
                                                                June 30,                            June 30,
                                                                --------                            --------
                                                        2001              2000              2001               2000
                                                        ----              ----              ----               ----
Net income                                            $4,303            $3,800            $8,443             $7,716

Other comprehensive income (loss):
Cumulative effect of change in accounting
   principle (SFAS 133) on other
   comprehensive income                                  ---               ---              (532)               ---
    Unrealized derivative gains/(losses) on
     cash flow hedges                                    164               ---              (756)               ---
                                                     -------           -------           -------            -------
Comprehensive income                                  $4,467            $3,800            $7,155             $7,716
                                                     =======           =======           =======            =======

(7)  Summarized Financial Information of Equity Affiliates

The following table represents summarized financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of June 30, 2001:

  Name of LLC                    Property Owned by LLC
  -----------                    ----------------------

  DSMB Properties                Desert Samaritan Hospital MOBs
  DVMC Properties                Desert Valley Medical Center MOBs
  Parkvale Properties            Maryvale Samaritan Hospital MOBs
  Suburban Properties            Suburban Medical Center MOBs
  Litchvan Investments           Samaritan West Valley Medical Center
  Paseo Medical Properties II    Thunderbird Paseo Medical Plaza and Thunderbird
                                 Paseo Medical Plaza II (a.)
  Willetta Medical Properties    Edwards Medical Plaza
  DesMed                         Desert Springs Medical Plaza
  PacPal Investments             Pacifica Palms Medical Plaza
  RioMed Investments             Rio Rancho Medical Center
  West Highland Holdings         St. Jude Heritage Health Complex
  Santa Fe Scottsdale            Santa Fe Professional Plaza
  Bayway Properties              East Mesa Medical Center
  653 Town Center Drive          Summerlin Hospital Medical Office Building
  575 Hardy Investors            Centinela Medical Building Complex
  653 Town Center Phase II       Summerlin Hospital Medical Office Building II
  23560 Madison                  Skypark Professional Medical Building
  Brunswick Associates (b.)      Mid Coast Hospital Medical Office Building

(a.) As of June 30, 2001, the Trust has invested $268,000 in the Thunderbird
     Paseo Medical Plaza II project. The Trust has committed to invest a total of $1.9 million in exchange for a 75% non-controlling interest in a LLC that will construct and own a medical office building in Glendale, Arizona.

(b.) As of June 30, 2001, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 74% non-controlling interest in a LLC that will construct and own a medical office building in Brunswick, Maine.

                                                       Three Months                          Six Months
                                                       Ended June 30,                       Ended June 30,
                                            -------------------------------------------------------------------
                                                  2001               2000               2001               2000
                                            -------------------------------------------------------------------
                                                                     (amounts in thousands)
Revenues                                        $5,797             $5,272            $10,980            $10,413
Expenses                                         4,769              4,435              8,993              8,706
Net Income                                       1,028                837              1,987              1,707
UHT's share of net income                          877                704              1,699              1,471


As of June 30, 2001, these LLCs had approximately $97.7 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

(8) Other Matters

In late July 2001, in connection with a review of the Trust's periodic SEC reports, the Trust received comments from the staff of the SEC requesting certain additional disclosures and requesting a revision to Form 10-Q for the period ended March 31, 2001 to reflect the Trust's full implementation of SAB 101 as it relates to the Trust's method of recording additional rents. The Trust is in the process of responding to the SEC's comments.

The Trust's management, and its independent auditors, believed that the Trust's historical accounting has been in accordance with generally accepted accounting principles, however, there can be no assurance that the Trust will be able to maintain its historical method of recording revenue from additional rents. The Trust could be required to change its quarterly method of recording revenue from additional rents. There would be no effect on annual revenues or net income or quarterly cash provided by operating activities or dividends paid. The substance of any such change would be a shift in recognition of revenues and net income from the first quarter to the second quarter of each year and there would be no change in recorded revenues or net income for the third or fourth quarters of each year. Accordingly, the Trust does not believe revenues, net income and FFO for the six months ended June 30, 2001 would be materially impacted by an outcome of these discussions.

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

The second quarter dividend of $.465 per share or $5.4 million in the aggregate was paid on June 29, 2001.

For the quarters ended June 30, 2001 and 2000, net income totaled $4,303,000 and $3,800,000 or $.44 and $.42 per share (basic and diluted), on net revenues of $6,859,000 and $6,728,000, respectively. For the six months ended June 30, 2001 and 2000, net income totaled $8,443,000 and $7,716,000 or $.90 and $.86 per share (basic and diluted) on net revenues of $13,744,000 and $13,413,000, respectively.

The $131,000 and $331,000 increases in net revenues during the three and six month periods ended June 30, 2001 as compared to the comparable 2000 periods were due primarily to $353,000 and $734,000 increases in base rental revenue from non-related parties, respectively, partially offset by $268,000 and $535,000 decreases in base rental revenue from UHS facilities respectively, as well as $46,000 and $132,000 increases in bonus rental revenue from UHS facilities, respectively.

The increases in base rentals from non-related parties resulted primarily from the revenues generated from the Southern Crescent II medical office building which was opened during the third quarter of 2000. The decreases in base rentals from UHS facilities resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000.


Other operating expenses increased $117,000 or 17% during the second quarter of 2001 and increased $174,000 or 13% during the 2001 six month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $613,000 and $511,000 for the three month periods ended June 30, 2001 and 2000, respectively, and $1,182,000 and $1,038,000 for the six month periods ended June 30, 2001 and 2000, respectively. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was $877,000 and $704,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,699,000 and $1,471,000 for the six months ended June 30, 2001 and 2000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

The Trust adopted SFAS No. 133 effective January 1, 2001.   The adoption of this
new standard for the three and six months ended June 30, 2001 resulted in a $36,000 loss and a $43,000 gain, respectively, on derivatives.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments plus or minus gains/losses on derivatives, increased 12% to $6.2 million for the three months ended June 30, 2001, and increased 9% to $12.2 million for the six months ended June 30, 2001. Contributing to the increases in FFO during the three and six month periods ended June 30, 2001, as compared to the comparable prior year periods, was a reduction in interest expense resulting from the $54.3 million repayment of outstanding borrowings under the revolving credit agreement using the net proceeds generated for the issuance of an additional 2.6 million shares of beneficial interest in June, 2001. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2001 and $9.5 million for the six months ended June 30, 2000. The $1.1 million net favorable change during the first six months of 2001 as compared to the comparable prior year period was primarily attributable to: (i) a $683,000 favorable change in net income plus the addback of the non-cash charges (depreciation and amortization and gain on derivatives); (ii) a $337,000 favorable change in rent receivable, and; (iii) $54,000 of other net favorable changes.

During the first six months of 2001, the $11.4 million of cash generated from operating activities, including the cash distributions received from the various LLCs in which the Trust owns a non-controlling interest, and the $54.3 million of net proceeds generated from the issuance of 2.6 million shares of beneficial interest were used primarily to: (i) repay debt ($52.2 million); (ii) invest in LLCs in which the Trust owns various non-controlling interests ($2.2 million), and; (iii) pay dividends ($9.6 million).

During the first six months of 2000, the $10.1 million of cash generated from operating activities, including the cash distributions received from the various LLCs in which the Trust owns a non-controlling interest, the $8.6 million of additional borrowings and the $475,000 decrease in cash were used primarily to:
(i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million); (iii) finance capital expenditures ($2.5 million), and; (iv) pay dividends ($8.2 million).

In June of 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The shares were offered under the Trust's previously filed $100 million shelf registration statement. The equity issuance generated net proceeds of $54.3 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility. Pursuant to the terms of the Trust's original revolving credit agreement, the $100 million commitment was to be reduced by 50% of the net proceeds generated from the issuance of equity. During the second quarter of 2001, the revolving credit agreement was amended to waive the commitment reduction provision, thereby keeping the commitment at $100 million.

As of June 30, 2001, the Trust had approximately $67 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a.) The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust (the "Trust") at the Annual Meeting of Shareholders on June 1, 2001.

(b.)   Not applicable.

(c.) At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust's shareholders, were approved by the votes indicated:

       Election by holders of Trust shares of two Class III Trustees

                                            Kirk E. Gorman  Miles L. Berger
                                            --------------  ---------------
       Votes cast in favor                    8,281,736        8,307,295
       Votes withheld                            74,263           48,704

(d.)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits:

               10.1 Amendment No. 2 to Revolving Credit Agreement made as of June 6, 2001 to that certain Revolving Credit Agreement dated as of June 24, 1998, as amended by an Amendment to Revolving Credit Agreement dated as of April 30, 1999 (as so amended, the "Credit Agreement") among Universal Health Realty Income Trust, a real estate investment trust organized under the laws of Maryland (the "Company"), First Union National Bank, Bank of America, N.A., Fleet National Bank and PNC Bank, National Association (individually a "Bank" and collectively the "Banks") and First Union National Bank, as administrative agent for the Banks (the "Agent").

(b)    Reports on form 8-k

               None

All other items of this report are inapplicable.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2001                      UNIVERSAL HEALTH REALTY INCOME TRUST
                                            (Registrant)



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