Form 10-Q
period 2001-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2001-11-13
CIK 798783

================================================================================


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
     (MARK ONE)
            ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

Number of common shares of beneficial interest outstanding at October 31, 2001 - 11,623,191


================================================================================

                     UNIVERSAL HEALTH REALTY INCOME TRUST

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements

Consolidated Statements of Income
  Three and Nine Months Ended - September 30, 2001 and 2000...................3

Consolidated Balance Sheets -- September 30, 2001
  and December 31, 2000.......................................................4

Consolidated Statements of Cash Flows
  Nine Months Ended September 30, 2001 and 2000...............................5

Notes to Consolidated Financial Statements................6, 7, 8, 9, 10 and 11

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations....................................12, 13 and 14

PART II.  OTHER INFORMATION AND SIGNATURE ............................15 and 16

                         Part I. Financial Information
                         -----------------------------
                     Universal Health Realty Income Trust
                     ------------------------------------
                  Condensed Consolidated Statements of Income
                  -------------------------------------------
               (amounts in thousands, except per share amounts)
                                  (unaudited)

                                                                                            Three Months            Nine Months
                                                                                         Ended September 30,    Ended September 30,
                                                                                        ---------------------  ---------------------
                                                                                          2001         2000       2001        2000
                                                                                        ---------    --------  ---------    --------
Revenues (Note 2):
------------------

        Base rental - UHS facilities                                                     $  3,253    $  3,520   $  9,759    $ 10,561
        Base rental - Non-related parties                                                   2,744       2,656      8,303       7,481
        Bonus rental - UHS facilities                                                         893         725      2,572       2,272
                                                                                        ---------    --------  ---------    --------
                                                                                            6,890       6,901     20,634      20,314
                                                                                        ---------    --------  ---------    --------

Expenses:
---------

        Depreciation & amortization                                                         1,101       1,125      3,291       3,316
        Interest expense                                                                      616       1,600      3,234       4,519
        Advisory fees to UHS                                                                  334         341      1,001       1,005
        Other operating expenses                                                              759         688      2,327       2,082
                                                                                        ---------    --------  ---------    --------
                                                                                            2,810       3,754      9,853      10,922
                                                                                        ---------    --------  ---------    --------

        Income before equity in limited liability companies                                 4,080       3,147     10,781       9,392

          Equity in income of limited liability companies                                     868         719      2,567       2,190

          Loss on derivatives                                                                 (71)       --          (28)       --
                                                                                        ---------    --------  ---------    --------
                                              Net Income                                 $  4,877    $  3,866   $ 13,320    $ 11,582
                                                                                        =========    ========  =========    ========


                                     Net Income per share - basic                        $   0.42    $   0.43   $   1.32    $   1.29
                                                                                        =========    ========  =========    ========

                                    Net Income per share - diluted                       $   0.42    $   0.43   $   1.31    $   1.29
                                                                                        =========    ========  =========    ========

        Weighted average number of shares outstanding - basic                              11,622       8,979     10,097       8,981
        Weighted average number of share equivalents                                           57          29         49          20
                                                                                        ---------    --------  ---------    --------
        Weighted average number of shares and equivalents outstanding - diluted            11,679       9,008     10,146       9,001
                                                                                        =========    ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                                     September 30,      December 31,
Assets:                                                                  2001              2000
-------                                                              -------------      ------------
Real Estate Investments:
   Buildings & improvements                                              $ 159,680         $ 159,243
   Accumulated depreciation                                                (42,336)          (39,080)
                                                                     -------------      ------------
                                                                           117,344           120,163
   Land                                                                     22,929            22,929
   Construction in progress                                                     40                16
                                                                     -------------      ------------
              Net Real Estate Investments                                  140,313           143,108
                                                                     -------------      ------------

Investments in limited liability companies ("LLCs")                         44,206            39,164

Other Assets:
   Cash                                                                        529               294
   Bonus rent receivable from UHS                                              898               796
   Rent receivable from non-related parties                                     56               208
   Deferred charges and other assets, net                                       91                88
                                                                     -------------      ------------
                                                                         $ 186,093         $ 183,658
                                                                     =============      ============

Liabilities and Shareholders' Equity:
-------------------------------------

Liabilities:
   Bank borrowings                                                       $  30,507         $  80,672
   Note payable to UHS                                                       1,427             1,359
   Accrued interest                                                            309               392
   Accrued expenses & other liabilities                                      4,026             1,459
   Tenant reserves, escrows, deposits and prepaid rents                        468               459

   Minority interest                                                            47                60

Shareholders' Equity:
   Preferred shares of beneficial interest,
         $.01 par value; 5,000,000 shares authorized;
         none outstanding                                                     --                --
   Common shares, $.01 par value;
         95,000,000 shares authorized; issued
         and outstanding: 2001 - 11,622,356
         2000 - 8,980,064                                                      116                90
   Capital in excess of par value                                          183,293           129,110
   Accumulated other comprehensive income:
      Cash flow hedges                                                      (2,439)             --
   Cumulative net income                                                   170,006           156,686
   Cumulative dividends                                                   (201,667)         (186,629)
                                                                     -------------      ------------
              Total Shareholders' Equity                                   149,309            99,257
                                                                     -------------      ------------
                                                                         $ 186,093         $ 183,658
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

                     Universal Health Realty Income Trust
                     ------------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                       (amounts in thousands, unaudited)

                                                                                  Nine months ended September 30,
                                                                                ------------------------------------
                                                                                       2001            2000
                                                                                     --------        --------
Cash flows from operating activities:
          Net income                                                                 $ 13,320        $ 11,582
          Adjustments to reconcile net income to net cash
               provided by operating activities:
               Depreciation & amortization                                              3,291           3,316
               Loss on derivatives                                                         28            --
          Changes in assets and liabilities:
               Rent receivable                                                             50            (135)
               Accrued expenses & other liabilities                                       181             218
               Tenant escrows, deposits & deferred rents                                    9             (35)
               Accrued interest                                                           (83)            328
               Deferred charges & other                                                   (29)           (341)
                                                                                     --------        --------
                 Net cash provided by operating activities                             16,767          14,933
                                                                                     --------        --------

Cash flows from investing activities:
          Investments in limited liability companies ("LLCs")                          (5,949)         (4,174)
          Advances made to a LLC, net of repayments                                      (175)           --
          Acquisitions and additions to land, buildings and CIP                          (462)         (9,320)
          Cash distributions in excess of income from LLCs                              1,081             913
                                                                                     --------        --------
                 Net cash used in investing activities                                 (5,505)        (12,581)
                                                                                     --------        --------

Cash flows from financing activities:
          Additional borrowings                                                          --             9,665
          Repayments of long-term debt                                                (50,165)            (49)
          Dividends paid                                                              (15,038)        (12,353)
          Repurchase of shares of beneficial interest                                    --              (181)
          Issuance of shares of beneficial interest                                    54,176              23
                                                                                     --------        --------
                 Net cash used in financing activities                                (11,027)         (2,895)
                                                                                     --------        --------

          Increase (decrease) in cash                                                     235            (543)
          Cash, beginning of period                                                       294             852
                                                                                     --------        --------
Cash, end of period                                                                  $    529        $    309
                                                                                     ========        ========

Supplemental disclosures of cash flow information:
                        Interest paid                                                $  3,249        $  4,133
                                                                                     ========        ========


See accompanying notes to these condensed financial statements.

                     UNIVERSAL HEALTH REALTY INCOME TRUST
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001
                                  (unaudited)

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

(2)  Relationship with Universal Health Services, Inc.

Approximately 60% and 62% for the three month periods ended September 30, 2001 and 2000, respectively, and 60% and 63% for the nine month periods ended September 30, 2001 and 2000, respectively, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Below is the detailed listing of the revenues received from UHS and other non-related parties for the three and nine months ended September 30, 2001 and 2000:

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                            -------------         -------------
                                                       (in thousands)
                                             2001      2000       2001       2000
                                           ------    ------    -------    -------
Base rental - UHS facilities               $3,253    $3,520    $ 9,759    $10,561
Base rental - Non-related parties           2,744     2,656      8,303      7,481
                                           ------    ------    -------    -------
     Total base rental                      5,997     6,176     18,062     18,042
                                           ------    ------    -------    -------

Bonus rental - UHS facilities                 893       725      2,572      2,272
                                           ------    ------    -------    -------
     Total bonus rental                       893       725      2,572      2,272
                                           ------    ------    -------    -------
     Total revenues                        $6,890    $6,901    $20,634    $20,314
                                           ======    ======    =======    =======

The decrease in base rentals from UHS facilities for the three and nine month periods ended September 30, 2001 as compared to the comparable prior year periods resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000.

Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus additional rents based on a percentage of the facility's net patient revenue in excess of a base amount. The additional rents, which are paid quarterly, are calculated using each facility's actual monthly net patient revenues.

UHS owned approximately 6.6% percent of the Trust's outstanding shares of beneficial interest as of September 30, 2001. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2001. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2001, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust and UHS of Delaware, Inc. agreed to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $334,000 and $341,000 for the three months ended September 30, 2001 and 2000, respectively, and $1,001,000 and $1,005,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

(3) Dividends

A dividend of $.47 per share or $5.5 million in the aggregate was declared by the Board of Trustees on September 4, 2001 and was paid on September 28, 2001 to shareholders of record as of September 14, 2001.

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

The adoption of this new standard as of January 1, 2001 resulted in a loss recorded as a cumulative effect of an accounting change of approximately $532,000 in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. As of the date of adoption and through the period ended September 30, 2001, the Trust was not party to any derivative contracts designated as fair value hedges. The Trust recorded an additional loss of $1,151,000 and $1,907,000, respectively, in other comprehensive income to recognize the change in value during the three and nine month periods ended September 30, 2001. The gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. It is expected that $756,000 of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. The Trust also recorded an unfavorable $71,000 in current earnings for the three months ended September 30, 2001 and a favorable $13,000 in current earnings for the nine months ended September 30, 2001 to recognize the ineffective portion of the cash flow hedging instruments. As of September 30, 2001, the maximum length of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006. In June 2001, the Trust reclassified a loss of $41,000 from accumulated other comprehensive income into earnings as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

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

(5) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows:

                                                          Three Months Ended         Nine Months Ended
                                                          ------------------         -----------------
                                                             September 30,             September 30,
                                                             -------------             -------------
                                                          2001          2000         2001           2000
                                                          ----          ----         ----           ----
Net income                                              $ 4,877        $3,866       $13,320        $11,582

Other comprehensive income (loss):
Cumulative effect of change in accounting
   principle (SFAS 133) on other
   comprehensive income                                    ----           ---          (532)           ---
Unrealized derivative gains/(losses) on cash
   flow hedges                                           (1,151)          ---        (1,907)           ---
                                                       --------       -------      --------       --------
Comprehensive income                                    $ 3,726        $3,866       $10,881        $11,582
                                                       ========       =======      ========       ========


(6) Acquisitions

During the third quarter, the Trust invested $2.8 million in exchange for a 79% non-controlling interest in a limited liability company that owns and operates the Papago Medical Park, a 79,637 square foot medical office building located in Phoenix, Arizona.

Also during the third quarter, the Trust invested $45,000, and committed to invest a total of $3.4 million, in exchange for an 80% non-controlling interest in a limited liability company that will construct and own the Deer Valley Medical Office II located in Phoenix, Arizona.

(7) Summarized Financial Information of Equity Affiliates

The following table represents summarized financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of September 30, 2001:

     Name of LLC                   Property Owned by LLC
     -----------------------       ----------------------

     DSMB Properties               Desert Samaritan Hospital MOBs
     DVMC Properties               Desert Valley Medical Center MOBs
     Parkvale Properties           Maryvale Samaritan Hospital MOBs
     Suburban Properties           Suburban Medical Center MOBs
     Litchvan Investments          Samaritan West Valley Medical Center
     Paseo Medical Properties II   Thunderbird Paseo Medical Plaza and
                                   Thunderbird Paseo Medical Plaza II (a.)
     Willetta Medical Properties   Edwards Medical Plaza
     DesMed                        Desert Springs Medical Plaza
     PacPal Investments            Pacifica Palms Medical Plaza
     RioMed Investments            Rio Rancho Medical Center
     West Highland Holdings        St. Jude Heritage Health Complex
     Santa Fe Scottsdale           Santa Fe Professional Plaza
     Bayway Properties             East Mesa Medical Center
     653 Town Center Drive         Summerlin Hospital Medical Office Building
     575 Hardy Investors           Centinela Medical Building Complex
     653 Town Center Phase II      Summerlin Hospital Medical Office Building II
     23560 Madison                 Skypark Professional Medical Building
     Brunswick Associates (b.)     Mid Coast Hospital Medical Office Building
     Papago Medical Properties     Papago Medical Office Building
     Deerval Properties (c.)       Deer Valley Medical Office II

(a.) As of September 30, 2001, the Trust has invested $568,000 in the
     Thunderbird Paseo Medical Plaza II project which was completed and opened during the third quarter. The Trust has committed to invest a total of $1.9 million in exchange for a 75% non-controlling interest in a LLC that owns a medical office building in Glendale, Arizona.

(b.) As of September 30, 2001, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $1.9 million in exchange for a 74% non-controlling interest in a LLC that will construct and own a medical office building in Brunswick, Maine, scheduled to be completed and opened during the fourth quarter.

(c.) As of September 30, 2001, the Trust has invested $45,000 in the Deer Valley
     Medical Office II project. The Trust has committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in a LLC that will construct and own a medical office building in Phoenix, Arizona, scheduled to be completed and opened during the second quarter of 2002.

                                  Three Months             Nine Months
                               Ended September 30,     Ended September  30,
                           ----------------------------------------------------
                                 2001       2000         2001         2000
                           ----------------------------------------------------
                                         (amounts in thousands)
Revenues                        $8,404     $5,582      $19,384      $15,995
Expenses                         7,499      4,787       16,492       13,493
Net Income                         905        795        2,892        2,502
UHT's share of net income          868        719        2,567        2,190

As of September 30, 2001, these LLCs had approximately $97.1 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

(8) Other Matters

As previously reported, in July 2001 the Trust received comments from the staff of the SEC related to the Trust's method of recording additional rents. Subsequent to the third quarter of 2001, this matter was resolved and there will be no change to the Trust's previously reported financial statements.

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

Results of Operations
---------------------

The Trust has investments in forty-two facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The third quarter dividend of $.47 per share or $5.5 million in the aggregate was paid on September 28, 2001.

For the quarters ended September 30, 2001 and 2000, net income totaled $4,877,000 and $3,866,000 or $.42 and $.43 per share (basic and diluted), on net revenues of $6,890,000 and $6,901,000, respectively. For the nine months ended September 30, 2001 and 2000, net income totaled $13,320,000 and $11,582,000 or
$1.31 and $1.29 per diluted share on net revenues of $20,634,000 and $20,314,000, respectively.

The $11,000 decrease in net revenues during the three month period ended September 30, 2001 as compared to the comparable prior year quarter was due primarily to a $267,000 decrease in base rental from UHS facilities, partially offset by an $88,000 increase in base rental from non-related parties and a $168,000 increase in bonus rental from UHS facilities. The $320,000 increase in net revenues during the nine month period ended September 30, 2001 as compared to the comparable prior year period was due primarily to a $822,000 increase in base rental from non-related parties and a $300,000 increase in bonus rental from UHS facilities partially offset by a $802,000 decrease in base rental from UHS facilities.

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

Other operating expenses increased $71,000 or 10% during the third quarter of 2001 and increased $245,000 or 12% during the 2001 nine month period as compared to the comparable prior year periods. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $585,000 and $511,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $1,767,000 and $1,549,000 for the nine month periods ended September 30, 2001 and 2000, respectively. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was $868,000 and $719,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,567,000 and $2,190,000 for the nine months ended September 30, 2001 and 2000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico and Nevada.

The Trust adopted SFAS No. 133 effective January 1, 2001.   The adoption of this
new standard for the three and nine months ended September 30, 2001 resulted in losses on derivatives of $71,000 and $28,000, respectively.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments plus or minus gains/losses on derivatives, increased 19% to $6.9 million for the three months ended September 30, 2001, and increased 13% to $19.1 million for the nine months ended September 30, 2001. Contributing to the increases in FFO during the three and nine month periods ended September 30, 2001, as compared to the comparable prior year periods, was a reduction in interest expense of $984,000 and $1,285,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the comparable prior year periods. The reduction in interest expense resulted primarily from the $53.9 million repayment of outstanding borrowings under the revolving credit agreement using the net proceeds generated for the issuance of an additional 2.6 million shares of beneficial interest in June, 2001. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2001 and $14.9 million for the nine months ended September
30, 2000.   The $1.9 million net favorable change during the first nine months of 2001 as compared to the comparable prior year period was primarily attributable to a $1.7 million favorable change in net income plus the addback of the non-cash charges (depreciation and amortization and loss on derivatives).

During the first nine months of 2001, the $17.9 million of cash generated from operating activities, (includes $1.1 million of cash distributions in excess of income received from the various LLCs in which the Trust owns a non-controlling interest) and the $53.9 million of net proceeds generated from the issuance of
2.6 million shares of beneficial interest were used primarily to: (i) repay debt ($50.2 million); (ii) invest in LLCs in which the Trust owns various non-controlling interests ($6.1 million), and; (iii) pay dividends ($15.0 million).

During the first nine months of 2000, the $15.8 million of cash generated from operating activities, (includes $900,000 of cash distributions in excess of income received from the various LLCs in which the Trust owns a non-controlling interest) and the $9.6 million of additional borrowings were used primarily to:
(i) purchase a medical office building located in Danbury, Connecticut ($6.4 million); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million); (iii) purchase a 98% equity interest in a limited liability company that owns and operates the Centinella Medical Building Complex located in Inglewood, California ($2.0 million); (iv) finance construction of the Southern Crescent II Medical Office Building, which was completed and opened during the third quarter of 2000, and capital expenditures ($2.8 million), and; (iv) pay dividends ($12.4 million).

In June of 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The shares were offered under the Trust's previously filed $100 million shelf registration statement. The equity issuance generated net proceeds of $53.9 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility. Pursuant to the terms of the Trust's original revolving credit agreement, the $100 million commitment was to be reduced by 50% of the net proceeds generated from the issuance of equity. During the second quarter of 2001, the revolving credit agreement was amended to waive the commitment reduction provision, thereby keeping the commitment at $100 million.

As of September 30, 2001, the Trust had approximately $64.9 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

               None

(b) Reports on form 8-K:

               None

All other items of this report are inapplicable.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2001      UNIVERSAL HEALTH REALTY INCOME TRUST
                              (Registrant)



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