Form 10-K
period 2001-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2002-03-26
CIK 798783

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to _____________
                           Commission File No. 1-9321

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

                 --------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class                Name of each exchange on which registered
Shares of beneficial interest,
     $.01 par value                              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                 --------------------------------------------

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

Aggregate market value of voting shares held by non-affiliates as of January 31, 2002: $279,143,378.

Number of shares of beneficial interest outstanding of registrant as of January 31, 2002: 11,679,411

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 (incorporated by reference under Part III).

                                 PART I

     Item 1. BUSINESS

     General

     The Trust commenced operations on December 24, 1986. As of December 31, 2001, the Trust had investments in forty-two facilities located in fifteen states consisting of the following:

           Facility Name                      Location             Type of Facility      Ownership            Guarantor
------------------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Center                  A   Chalmette, LA        Acute Care              100%    Universal Health Services, Inc.
Virtue Street Pavilion                    A   Chalmette, LA        Rehabilitation          100%    Universal Health Services, Inc.
Inland Valley Regional Medical Ctr.       A   Wildomar, CA         Acute Care              100%    Universal Health Services, Inc.
McAllen Medical Center                    A   McAllen, TX          Acute Care              100%    Universal Health Services, Inc.
The Bridgeway                             A   N.Little Rock, AR    Behavioral Health       100%    Universal Health Services, Inc.
Wellington Regional Medical Center        A   W. Palm Beach, FL    Acute Care              100%    Universal Health Services, Inc.
Kindred Hospital Chicago Central          B   Chicago, IL          Sub-Acute Care          100%    Kindred Healthcare, Inc.
Tri-State Rehabilitation Hospital         B   Evansville, IN       Rehabilitation          100%    HEALTHSOUTH Corporation
Fresno Herndon Medical Plaza              B   Fresno, CA           MOB                     100%                    ---
Family Doctor's Medical Office Bldg.      B   Shreveport, LA       MOB                     100%    HCA-The Healthcare Company
Kelsey-Seybold Clinic at Kings Crossing   B   Kingwood, TX         MOB                     100%    St. Lukes & Methodist Health Sys.
Professional Bldgs. at Kings Crossing     B   Kingwood, TX         MOB                     100%                    ---
Chesterbrook Academy                      B   Audubon, PA          Preschool & Childcare   100%    Nobel Learning Comm. & Subs.
Chesterbrook Academy                      B   New Britain, PA      Preschool & Childcare   100%    Nobel Learning Comm. & Subs.
Chesterbrook Academy                      B   Newtown, PA          Preschool & Childcare   100%    Nobel Learning Comm. & Subs.
Chesterbrook Academy                      B   Uwchlan, PA          Preschool & Childcare   100%    Nobel Learning Comm. & Subs.
Southern Crescent Center                  B   Riverdale, GA        MOB                     100%                    ---
Desert Samaritan Hospital MOBs            C   Phoenix, AZ          MOB                      76%                    ---
Suburban Medical Center MOBs              C   Louisville, KY       MOB                      33%                    ---
Maryvale Samaritan Hospital MOBs          C   Phoenix, AZ          MOB                      60%                    ---
Desert Valley Medical Center MOB          C   Phoenix, AZ          MOB                      95%                    ---
Thunderbird Paseo Medical Plaza I & II    C   Glendale, AZ         MOB                      75%                    ---
Cypresswood Professional Center           D   Spring, TX           MOB                      77%                    ---
Samaritan West Valley Medical Ctr.        E   Goodyear, AZ         MOB, Imaging Ctr.        89%                    ---
Edwards Medical Plaza                     C   Phoenix, AZ          MOB                      95%                    ---
Desert Springs Medical Plaza              C   Las Vegas, NV        MOB                      99%    Triad Hospitals, Inc.
Pacifica Palms Medical Plaza              C   Torrance, CA         MOB                      95%                    ---
St. Jude Heritage Health Complex          C   Fullerton, CA        MOB                      48%                    ---
Rio Rancho Medical Center                 C   Rio Rancho, NM       MOB                      80%                    ---
Orthopaedic Specialists of Nevada Bldg.   B   Las Vegas, NV        MOB                     100%                    ---
Santa Fe Professional Plaza               C   Scottsdale, AZ       MOB                      95%                    ---
East Mesa Medical Center                  C   Mesa, AZ             MOB                      75%                    ---
Summerlin Hospital MOB                    C   Las Vegas, NV        MOB                      98%                    ---
Sheffield Medical Building                B   Atlanta, GA          MOB                     100%                    ---
Southern Crescent Center, II              B   Riverdale, GA        MOB                     100%                    ---
Centinela Medical Building                C   Inglewood, CA        MOB                      67%                    ---
Summerlin Hospital MOB II                 C   Las Vegas, NV        MOB                      98%                    ---
Skypark Professional Medical Building     C   Torrance, CA         MOB                      95%                    ---
Medical Center of Western Connecticut     B   Danbury, CT          MOB                     100%                    ---
Mid Coast Hospital MOB                    C   Brunswick, ME        MOB                      74%                    ---
Deer Valley Medical Office II             C   Phoenix, AZ          MOB                      80%                    ---

     (A) Real estate assets owned by the Trust and leased to subsidiaries of Universal Health Services, Inc. ("UHS").
     (B) Real estate assets owned by the Trust and leased to an unaffiliated third-party or parties.
     (C) Real estate assets owned by a LLC in which the Trust owns a non-controlling interest as indicated above.
     (D) Real estate assets owned by a limited partnership in which the Trust owns a controlling interest as indicated above.
     (E) In January, 2002, the LLC that owns the real estate assets of Samaritan West Valley Medical Center, completed a like-kind exchange in which the real estate assets of this facility and cash were exchanged for the real estate assets of Papago Medical Park located in Phoenix, Arizona.

     In this Annual Report on Form 10-K, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

     Included in the Trust's portfolio is ownership of eight hospital facilities (aggregate investment of $130 million). The leases with respect to hospital facilities comprised 69%, 72% and 80% of the Trust's revenues in 2001, 2000 and 1999, respectively, and as of December 31, 2001 these leases have fixed terms with an average of 3.9 years remaining and include renewal options for up to five, five-year terms.

     For the eight hospital facilities owned by the Trust (excluding in 2000 and 1999 the facility sold to a subsidiary of UHS in December, 2000), the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (EBITDAR) to minimum rent plus additional rent payable to the Trust was approximately 6.1 (ranging from 2.4 to 8.8), 5.6 (ranging from 2.6 to 8.3) and 5.3 (ranging from 1.1 to 9.0) for the years ended December 31, 2001, 2000 and 1999, respectively (see "Relationship to Universal Health Services, Inc."). The coverage ratio for individual facilities varies.

     Pursuant to the terms of the leases with subsidiaries of UHS, each individual subsidiary is responsible for building operations, maintenance and renovations required at the six hospital facilities leased from the Trust. The Trust or the LLCs in which the Trust has invested are responsible for the building operations, maintenance and renovations of the multi-tenant medical office buildings, however, a portion of the expenses associated with the medical office buildings are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant medical office buildings. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and the Trust or the LLC in which the Trust has invested are also named insureds on these policies. In addition, the Trust or the LLCs in which the Trust has invested maintain property insurance on all properties. Although the Trust believes that generally its properties are adequately insured, four of the LLCs, in which the Trust owns various non-controlling equity interests own properties in California that are located in earthquake zones. These properties, in which the Trust has invested a total of $7.5 million, are not covered by earthquake insurance since earthquake insurance is not available at rates which are economically practicable in relation to the risks covered.

     Relationship to Universal Health Services, Inc.
     Leases. As of December 31, 2001, subsidiaries of UHS leased six of the eight hospital facilities owned by the Trust with terms expiring in 2003 through 2006. The leases to the subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. Each of the leases contains renewal options of up to five, five-year periods. These leases accounted for 67% of the total revenue of the Trust for the five years ended December 31, 2001 (60% for the year ended December 31, 2001). Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 39% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2001 (31% for the year ended December 31, 2001).

     For the six hospital facilities owned by the Trust and leased to subsidiaries of UHS, the combined ratio of EBITDAR to minimum rent plus additional rent payable to the Trust (excluding in 2000 and 1999 the facility sold to a subsidiary of UHS in December, 2000) was approximately 6.2, 5.7 and 5.6 for the years ended December 31, 2001, 2000 and 1999, respectively. The coverage ratios for individual facilities vary and range from 2.4 to 8.8 in 2001, 2.7 to 8.3 in 2000 and 1.1 to 9.0 in 1999. Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust's other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

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

     Advisory Agreement. UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 2001, 2000 and 1999. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

     The Trust's officers are all employees of UHS and as of December 31, 2001, the Trust had no salaried employees. Commencing in 1999, Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust, received $50,000 annual bonuses awarded by the Trustees, subject to UHS agreeing to a $50,000 reduction in the advisory fee paid by the Trust.

     Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 2001, UHS owned 6.6% of the outstanding shares of beneficial interest.


     Competition
     The Trust believes that it is one of approximately twelve publicly traded real estate investment trusts ("REITs") currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. The REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

     The Trust may also compete with banks and other companies, including UHS, in the acquisition, leasing and financing of healthcare related facilities. In most geographical areas in which the Trust's facilities operate, there are other facilities which provide services comparable to those offered by the Trust's facilities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Trust's facilities. In addition, certain hospitals which are located in the areas served by the Trust's facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at the Trust's hospitals or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Trust's hospitals seek to retain doctors of varied specializations on its hospital's staff and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards.

     Since the majority Trust's income is derived from lease payments on hospital facilities and medical office buildings, the Trust is substantially dependent on such things as healthcare regulations and reimbursement to healthcare facilities since these factors, among other things, affect the lease payments to the Trust and the underlying property values. A significant portion of the revenues from the Trust's facilities are derived from the Medicare and Medicaid programs as well as managed care plans which include health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). Generally, the Trust's hospital facilities continue to experience an increase in revenues attributable to managed care payors. Pressures to control healthcare costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. Typically, the Trust's hospital facilities receive lower payments per patient from managed care payors than from traditional indemnity insurers. However, during the past year, many of the Trust's hospital facilities secured price increases from many of its commercial payors including managed care companies. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate.

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

     Regulation
     The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The operators of the Trust's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays acute care hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis. Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Beginning August 1, 2000 under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997 ("BBA-97"), both general acute and behavioral health hospitals' outpatient services are paid a predetermined amount per Ambulatory Payment Classification based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") included "transitional corridor payments" through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS. BBRA of 1999 required that the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services, develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is possible that the implementation may be delayed. Upon implementation, this new prospective payment system will replace the current inpatient psychiatric payment system.

     In addition to the trends described above that continue to have an impact on the operating results of the Trust's hospital facilities, there are a number of other more general factors affecting the operators of the Trust's facilities. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

     The Trust can provide no assurance that the reductions in the PPS update, and other changes required by BBA-97, will not adversely affect the operators of the Trust's facilities. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay, judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

                      Executive Officers of the Registrant

      Name                      Age               Position
      ----                      ---               --------

Alan B. Miller                   64     Chairman of the Board and
                                        Chief Executive Officer

Kirk E. Gorman                   51     President, Chief Financial
                                        Officer, Secretary and Trustee

Charles F. Boyle                 42     Vice President
                                        and Controller

Cheryl K. Ramagano               39     Vice President
                                        and Treasurer

Timothy J. Fowler                46     Vice President, Acquisition
                                        and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986. He served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a director of Penn Mutual Life Insurance Company, CDI Corp. (provides staffing services and placements) and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Kirk E. Gorman has been President and Chief Financial Officer of the Trust since March, 1990 and was elected to the Board of Trustees and Secretary in December, 1994. Mr. Gorman had previously served as Vice President and Chief Financial Officer of the Trust since April, 1987. Mr. Gorman was elected Senior Vice President, Treasurer and Chief Financial Officer of UHS in 1992 and served as its Senior Vice President and Treasurer since 1989. Mr. Gorman also serves as a director of VIASYS Healthcare, Inc. (a medical technology products company) and Physician's Dialysis, Inc. (provides dialysis services).

Mr. Charles F. Boyle was elected Vice President and Controller of the Trust in June, 1991. Mr. Boyle was promoted to Assistant Vice President -Corporate Accounting of UHS in 1994 and served as its Director of Corporate Accounting since 1989.

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

The Trust's officers are all employees of UHS and as of December 31, 2001, the Trust had no salaried employees. Commencing in 1999, Mr. Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee of the Trust, received $50,000 annual bonuses awarded by the Trustees, subject to UHS agreeing to a $50,000 reduction in the advisory fee paid by the Trust.

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

                                                                     Number of
                                                                     available
                                                     Type of          beds @                Average Occupancy (1)
                                                                                  -------------------------------------------
Hospital Facility Name and Location                  facility        12/31/01      2001     2000    1999     1998     1997
-----------------------------------------------------------------------------------------------------------------------------
Chalmette Medical Centers (2)
     Virtue Street Pavilion                       Rehabilitation        57         58%      56%      61%     63%      64%
     Chalmette Medical Center                       Acute Care          138        60%      55%      65%     61%      64%
       Chalmette, Louisiana

Inland Valley Regional Medical Center               Acute Care          80         80%      76%      68%     60%      52%
       Wildomar, California

McAllen Medical Center (3)                          Acute Care          612        69%      76%      69%     69%      76%
       McAllen, Texas

Wellington Regional Medical Center                  Acute Care          120        52%      45%      41%     37%      36%
       West Palm Beach, Florida

The Bridgeway                                   Behavioral Health       70         91%      82%      78%     79%      68%
       North Little Rock, Arkansas

Tri-State Rehabilitation Hospital                 Rehabilitation        80         71%      73%      74%     82%      74%
       Evansville, Indiana

Kindred Hospital Chicago Central  (4)             Sub-Acute Care        87         64%      50%      46%     42%      50%
       Chicago, Illinois


                  Lease Term
------------------------------------------------
  Minimum      End of initial       Renewal
   rent        or renewed term    term (years)
-------------------------------------------------
  $1,261,000       2004               25
   1,229,000       2003               15


   1,857,000       2006               25


   5,485,000       2006               25


   2,495,000       2006               25


     683,000       2004               25


   1,206,000       2004               20


   1,224,000       2006               20

                                                         Type of                 Average Occupancy (1)
                                                                       -------------------------------------------
Facility Name and Location                              facility        2001     2000     1999     1998    1997
------------------------------------------------------------------------------------------------------------------
Fresno Herndon Medical Plaza                             Medical         95%     99%      100%     100%     100%
       Fresno, California                            Office Building

Kelsey-Seybold Clinic at Kings Crossing                  Medical        100%    100%      100%     100%     100%
Professional Bldgs. at Kings Crossing               Office Buildings     88%     96%      100%     100%     100%
       Kingwood, Texas

Southern Crescent Center                                 Medical         77%     77%      100%     100%     100%
       Riverdale, Georgia                            Office Building

Cypresswood Professional Center                          Medical        100%    100%      100%     100%      96%
       Spring, Texas                                 Office Building

Desert Springs Medical Plaza                             Medical        100%     99%       99%     100%       -
       Las Vegas, Nevada                             Office Building

Orthopaedic Specialists of Nevada Building               Medical        100%    100%      100%       -        -
       Las Vegas, Nevada                             Office Building

Sheffield Medical Building                               Medical         99%     95%       90%       -        -
       Atlanta, Georgia                              Office Building

Southern Crescent Center, II                             Medical         88%     88%        -        -        -
       Riverdale, Georgia                            Office Building

Medical Center of Western Connecticut                    Medical         95%    100%        -        -        -
       Danbury, Connecticut                          Office Building

Chesterbrook Academy                                    Preschool         -       -         -        -        -
       Audubon, New Britain, Newtown                       and
       and Uwchlan, Pennsylvania                        Childcare

Family Doctor's Medical Office Building                  Medical        100%    100%      100%     100%     100%
       Shreveport, Louisiana                         Office Building

                                                                       Lease Term
                                                ---------------------------------------------------
                                                          Minimum    End of initial      Renewal
Facility Name and Location                                 rent     or renewed term    term (years)
---------------------------------------------------------------------------------------------------
Fresno Herndon Medical Plaza                            $  701,000     2002 -2007         various
       Fresno, California

Kelsey-Seybold Clinic at Kings Crossing                    289,000         2005             10
Professional Bldgs. at Kings Crossing                      234,000      2002-2005         various
       Kingwood, Texas

Southern Crescent Center                                   653,000      2003-2006         various
       Riverdale, Georgia

Cypresswood Professional Center                            465,000      2002-2007         various
       Spring, Texas

Desert Springs Medical Plaza                             1,778,000      2002-2006         various
       Las Vegas, Nevada

Orthopaedic Specialists of Nevada Building                 194,000     Bldg. 2009           20
       Las Vegas, Nevada

Sheffield Medical Building                               1,447,000      2002-2012         various
       Atlanta, Georgia

Southern Crescent Center, II                               868,000        2010              10
       Riverdale, Georgia

Medical Center of Western Connecticut                      773,000        2009            various
       Danbury, Connecticut

Chesterbrook Academy                                       528,000        2010              10
       Audubon, New Britain, Newtown
       and Uwchlan, Pennsylvania

Family Doctor's Medical Office Building                    203,000        2011              10
       Shreveport, Louisiana

(1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 2001. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for effects of various occupancy levels at the Trust's hospital facilities. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs.

(2) The operations of The Virtue Street Pavilion and Chalmette Medical Center, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and Chalmette Medical Center. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases. The lease between Chalmette Medical Center and the Trust is scheduled to expire on March 29, 2003. The renewal option requires the lease rate to be reset based on the prevailing five year U.S. Treasury bill rate. This formula could result in decreased rental income to the Trust.

(3) During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by the Trust. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and since the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. During 2000, UHS purchased a non-acute care facility located in McAllen, Texas that had been closed. The license for this facility was merged with the license for McAllen Medical Center and this non-acute facility, the real property of which is not owned by the Trust, was re-opened during 2001. There was no amendment to the McAllen Medical Center lease related to this non-acute care facility. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of McAllen Medical Center.

(4) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers ("CPC"). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable in the amount of $1,446,000, including accrued interest, which will be paid by the Trust on April 30, 2002. No further obligation will be owed by the Trust to UHS in connection with this transaction. Included in the Trust's financial results was $87,000 in 2001, $70,000 in 2000 and $76,000 in 1999 of interest expense recorded in connection with this note. In connection with this transaction, UHS's lease with the Trust was terminated and the Trust entered into an eight year lease agreement with THC-Chicago. The lease is scheduled to expire in December, 2006. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. During 1999, Vencor, Inc. filed for bankruptcy. Vencor, Inc. emerged from bankruptcy on April 20, 2001 and changed their name to Kindred Healthcare, Inc. The lease is guaranteed by Kindred Healthcare, Inc. As of December 31, 2001, the Trust received all rent amounts due related to this property.

Item 3.  LEGAL PROCEEDINGS

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust's shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 2001 and 2000 are summarized below:

                                     2001                        2000
                           ------------------------    ------------------------
                           High Price     Low Price    High Price     Low Price
                           ------------------------    ------------------------
First Quarter                $21.02       $18.9375      $16.6875      $14.3125
Second Quarter               $23.96       $  19.63      $18.9375      $  15.25
Third Quarter                $24.70       $  21.12      $ 19.375      $  17.00
Fourth Quarter               $25.70       $  23.50      $ 19.875      $ 17.125

As of January 31, 2002, there were approximately 737 shareholders of record of the Trust's shares of beneficial interest. It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

                          2001       2000        1999       1998      1997
                        --------   --------    --------   --------  -------
First Quarter            $ .465     $ .455      $ .450     $ .435    $ .425
Second Quarter             .465       .460        .450       .435      .425
Third Quarter              .470       .460        .455       .440      .425
Fourth Quarter             .475       .465        .455       .445      .430
                        --------   --------    --------   --------  -------
                         $1.875     $1.840      $1.810     $1.755    $1.705
                        ========   ========    ========   ========  =======

Item 6.  SELECTED FINANCIAL DATA

Financial highlights for the Trust for the five years ended December 31, 2001 were as follows:

                                                           (000s, except per share amounts)
                                        ------------------------------------------------------------------------
                                            2001 (1)      2000 (1)         1999 (1)          1998           1997
----------------------------------------------------------------------------------------------------------------
Operating Results:
Total revenue                              $ 27,574      $ 27,315         $ 23,865       $ 23,234       $ 22,764
Net income                                   18,349        16,256           13,972         14,337         13,967

Balance Sheet Data:
Real estate investments, net of
  accumulated depreciation                 $139,215      $143,092         $141,367       $129,838       $133,486
Investments in LLCs                          46,939        39,164           35,748         38,165         11,075
Total assets                                187,904       183,658          178,821        169,406        146,755
Total indebtedness (3)                       33,432        82,031           76,889         66,016         42,347

Other Data:
Funds from operations (2)                  $ 25,968      $ 22,878         $ 21,772       $ 19,857       $ 18,809
Cash provided by (used in):
    Operating activities                     22,778        19,970           19,579         18,655         17,706
    Investing activities                     (8,332)       (8,913)         (14,437)       (27,215)          (541)
    Financing activities                    (14,111)      (11,615)          (4,862)         7,894        (16,064)

Per Share Data:
Net income-Basic                           $   1.75      $   1.81         $   1.56       $   1.60       $   1.56
Net income-Diluted                             1.74          1.81             1.56           1.60           1.56
Dividends                                     1.875         1.840            1.810          1.755          1.705

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Funds from operations ("FFO") is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments (in 1997 through 2001); amortization of interest rate cap (in 1999, 1998 and 1997); provision for investment loss, net (in 1999); equity in provision loss of LLC (in 2000), and; less gain on sale of real property to UHS (in 2000), and gain on derivatives (in 2001). FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. In June of 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility thereby decreasing interest expense and increasing the FFO from June through December of 2001.

(3) Excludes $115.6 million of third-party debt as of December 31, 2001 that is non-recourse to the Trust, incurred by LLCs in which the Trust holds various non-controlling equity interests (see Note 10 to the Trust's Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------
The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust's facilities, and other factors referenced herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, and; other factors referenced in the Trust's 2001 10-K or herein. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------
The Trust commenced operations on December 24, 1986. As of December 31, 2001, the Trust had investments in forty-two facilities located in fifteen states. Total revenues increased 1% or $259,000 to $27.6 million in 2001 as compared to 2000 and 14% or $3.5 million to $27.3 million in 2000 as compared to 1999. The $259,000 increase in net revenues during 2001 as compared to 2000 was due primarily to a $924,000 increase in base rentals from non-related parties and a $406,000 increase in bonus rental from UHS facilities that was partially offset by a $1.1 million decrease in base rental from UHS facilities. The increases in base rentals from non-related parties resulted primarily from the revenues generated from the Southern Crescent II medical office building which was opened during the third quarter of 2000. The decrease in base rentals from UHS facilities resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., (a subsidiary of UHS) in December, 2000. The $3.5 million increase during 2000 over 1999 was due primarily to a $3.3 million increase in base rentals from non-related parties resulting primarily from revenues generated from the Sheffield Medical Building, the Orthopaedic Specialists of Nevada Building, the medical office building located in Danbury, Connecticut as well as the Southern Crescent Center II medical office building, all of which were acquired/opened during or subsequent to the fourth quarter of 1999.

     Interest expense decreased $2.2 million or 36% in 2001 as compared to 2000. The reduction in interest expense during 2001 as compared to 2000 resulted primarily from a reduction in the average outstanding borrowings under the Trust's revolving credit agreement due primarily to the repayment of outstanding borrowings using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001. Interest expense increased $2.1 million or 53% in 2000 as compared to 1999 due primarily to the additional borrowings used to finance additional investments during 2000 and 1999 and an increase in the effective rate on the Trust's revolving credit facility, including commitment fees and interest rate swap expense, which increased to 7.1% in 2000 as compared to 6.2% in 1999.

     Depreciation and amortization expense decreased slightly in 2001 as compared to 2000 and increased $604,000 or 16% in 2000 as compared to 1999. The increase in 2000 as compared to 1999 was due primarily to the depreciation expense related to various acquisitions made in 2000 and 1999.

     Other operating expenses increased $405,000 or 14% in 2001 as compared to 2000 primarily due to expenses related to Southern Crescent II medical office building which opened during the third quarter of 2000. Other operating expenses increased $1.0 million or 57% in 2000 as compared to 1999 primarily due to the expenses related to acquisitions made in 2000 and 1999. Included in the Trust's other operating expenses were expenses related to the medical office buildings, in which the Trust has a controlling ownership interest which totaled $2.5 million in 2001, $2.1 million in 2000 and $1.0 million in 1999. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust's statements of income.

     During 1999, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss. Also during 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and formerly leased from the Trust, by a wholly-owned subsidiary of UHS pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss in 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations. Also during 2000, the Trust recorded a provision for investment loss of $1.1 million to reflect its share of an asset impairment charge recorded at a limited liability company (in which the Trust owns a 60% non-controlling interest) resulting from declines in the performance of a medical office complex located in Phoenix, Arizona. In measuring the provision for investment loss of the limited liability company in 2000, management of the Trust concluded that the estimated fair value of the real property (calculated by discounting expected future cash flows, consisting of estimated future rental payments and residual value) did not exceed the mortgage, that is non-recourse to the Trust, held on the property by a third-party lending institution. Accordingly, the $1.1 million charge was recorded during the fourth quarter of 2000 to reduce the Trust's investment in this limited liability company to zero.

     Included in the Trust's financial results was $3.6 million in 2001, $2.9 million in 2000 and $2.6 million in 1999, of income generated from the Trust's ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 10 to the Consolidated Financial Statements).

     The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard in 2001 resulted in a gain on derivatives of $17,000.

     Net income for 2001 was $18.4 million or $1.74 per diluted share compared to $16.3 million or $1.81 per diluted share in 2000 and $14.0 million or $1.56 per diluted share in 1999. The 2001 net income per diluted share reflects the weighted effect of the 2.6 million newly issued shares of beneficial interest that were issued in June of 2001.

     Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments (in 2001, 2000 and 1999); amortization of interest rate cap (in
     1999); provision for investment loss (in 1999); equity in provision loss of LLC (in 2000), and; less gain on sale of real property to UHS (in 2000) and gain on derivatives (in 2001) totaled $26.0 million in 2001, $22.9 million in 2000 and $21.8 million in 1999. FFO may not be calculated in the same manner for all companies, and accordingly, may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. In June of 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility thereby decreasing interest expense and increasing the FFO from June through December of 2001.

     General
     -------
     The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the
     degree of outpatient use of the hospital services.   A significant portion
     of the revenues from the Trust's hospital facilities are derived from the Medicare and Medicaid programs as well as managed care plans which include health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). Generally, the Trust's hospital facilities continue to experience an increase in revenues attributable to managed care payors as pressures to control healthcare costs, as well as a shift away from traditional Medicare to Medicare managed care plans, have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. Typically, the Trust's hospital facilities receive lower payments per patient from managed care payors than from traditional indemnity insurers. However, during the past year, many of the Trust's hospital facilities secured price increases from many of its
     commercial payors including managed care companies.   The consequent growth
     in managed care networks and the resulting impact of these networks on the operating results of the Trust's facilities vary among the markets in which the Trust's facilities operate.

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

     The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The operators of the Trust's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays acute care hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis. Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare laws and regulations. Beginning August 1, 2000 under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997 ("BBA-97"), both general acute and behavioral health hospitals' outpatient services are paid a predetermined amount per Ambulatory Payment Classification based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") included "transitional corridor payments" through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS. BBRA of 1999 required that the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services ("CMS"), develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is possible that the implementation may be delayed. Upon implementation, this new prospective payment system will replace the current inpatient psychiatric payment system.

     In addition to the trends described above that continue to have an impact on the operating results of the Trust's hospital facilities, there are a number of other more general factors affecting the operators of the Trust's facilities. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. BBA-97 also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

     The Trust can provide no assurance that the reductions in the PPS update, and other changes required by BBA-97, will not adversely affect the operators of the Trust's facilities. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of

     Healthcare Organizations ("JCAHO") and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay, judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

     A large portion of the Trust's non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates.

     Market Risks Associated with Financial Instruments
     --------------------------------------------------
     The Trust's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Trust's debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require the Trust to pay a fixed rate and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon commencement of the swap agreements. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Trust does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Trust is exposed to credit losses in the event of non-performance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated A or better by Moody's Investor Services and the Trust anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2001, 2000 and 1999, the Trust received a weighted average rate of 4.14%, 6.80% and 6.09%, respectively, and paid a weighted average rate on its interest rate swap agreements of 5.98%, 6.02% and 6.02%, respectively.

     The table below presents information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 2001. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2001.

                                                       Maturity Date, Fiscal Year Ending December 31
                                                       ---------------------------------------------
                                                                                                      There-
(Dollars in thousands)                   2002         2003          2004        2005         2006     after        Total
                                         ----         ----          ----        ----         ----     ----         -----
Long-term debt:
  Fixed rate                          $    89      $    97       $   105       $  114       $  124    $3,839       $ 4,368

Average interest rates                    8.3%         8.3%          8.3%         8.3%         8.3%      8.3%

Variable rate long-term debt                       $27,600                                                         $27,600

Interest rate swaps:
  Pay fixed/receive
    Variable notional amounts         $ 4,000      $     0       $10,000       $    0       $20,000   $    0       $34,000
                                                                    (a)                       (b)
  Average pay rate                     6.6025%                      5.65%                      6.02%
  Average receive rate                6 month                     3 month                    3 month
                                       LIBOR                       LIBOR                      LIBOR

(a) The counterparty has the one time option to cancel this interest rate SWAP early on May 17, 2002.
(b) The counterparty has the one time option to cancel a $10 million interest rate SWAP on November 3, 2003.

     Liquidity and Capital Resources
     -------------------------------
     It is the Trust's intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. Dividends were declared and paid as follows: (i) $1.875 per share or $20.6 million in the aggregate in 2001; (ii) $1.840 per share or $16.5 million in the aggregate in 2000, and; (iii) $1.810 per share or $16.2 million in the aggregate in 1999.

     Net cash generated by operating activities was $22.8 million in 2001, $20.0 million in 2000 and $19.6 million in 1999. The $2.8 net million increase in 2001 as compared to 2000 was due primarily to an increase in net income plus or minus the non-cash adjustments (depreciation, amortization, gain on sale of real property and equity in provision for investment loss of LLC). This increase was caused primarily by a reduction in interest expense in 2001 as compared to 2000 resulting primarily from the repayment of borrowings under the Trust's revolving credit agreement using proceeds generated from the issuance of 2.6 million newly issued shares of beneficial interest in June, 2001. The $400,000 net increase in 2000 as compared to 1999 was due primarily to: (i) a $487,000 increase in net income plus or minus the non-cash adjustments (depreciation, amortization, amortization of interest rate cap expense, gain on sale of real property, equity in provision for investment loss of LLC and provision for investment loss); (ii) a $129,000 unfavorable change in rent receivable; (iii) a $149,000 unfavorable change in accrued interest, and; (iv) a $179,000 favorable change in other working capital accounts.

     During 2001, the $22.8 million of cash generated from operating activities, the $55.2 million of net proceeds generated from the issuance of 2.7 million shares of beneficial interest (2.6 million shares issued in the public offering and approximately 100,000 shares issued in connection with the Trust's Dividend Reinvestment and Non-Statutory Stock Option Plans) and the $1.4 million of cash distributions received in excess of income from the Trust's investments in LLCs were used primarily to: (i) repay debt ($48.7 million); (ii) purchase of a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona ($1.4 million of cash invested in the LLC which also obtained a $3.1 million third-party mortgage that is non-recourse to the Trust); (iii) purchase a 74% equity interest in a LLC that owns and operates the Mid Coast Hospital Medical Office Building located in Brunswick, Maine ($1.9 million of cash invested in the LLC which also obtained a $8.9 million third-party mortgage that is non-recourse to the Trust); (iv) purchase an additional equity interest and fund additional investments and loans to various LLCs in which the Trust has various non-controlling equity interests ($3.0 million); (v) finance capital expenditures ($600,000), and;
     (vi) pay dividends ($20.6 million). Also during 2001, the Trust invested $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002. In connection with this transaction, the LLC in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. The completion of this transaction, which was a like-kind exchange for income tax purposes, resulted in $2.5 million of cash received by the Trust in January, 2002 and a book gain of approximately $1.1 million which will be included in the Trust's first quarter of 2002 results of operations.

     During 2000, the $20.0 million of cash flows generated from operating activities, the $5.5 million proceeds received from the sale of Meridell Achievement Center, the $1.3 million of cash distributions received in excess of income from the Trust's investments in LLCs and the $5.1 million of additional borrowings were used primarily to:
     (i) purchase a medical office building located in Danbury, Connecticut ($1.9 million of cash invested in addition to a $4.5 million third-party mortgage that is non-recourse to the Trust); (ii) purchase a 95% equity interest in a limited liability company that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million of cash invested in the LLC which also obtained a $4.3 million third-party mortgage that is non-recourse to the Trust); (iii) purchase a 67% equity interest in a limited liability company that owns and operates the Centinela Medical Building Complex located in Inglewood, California ($2.0 million of cash invested in the LLC which also obtained a $7.5 million third-party mortgage that is non-recourse to the Trust); (iv) finance capital expenditures, including the construction of the Southern Crescent Center II, which was completed and opened during the third quarter of 2000, ($3.4 million); (v) purchase a 98% equity interest in a limited liability company that owns and operates the Summerlin Hospital Medical Office Building II ($2.0 million of cash invested in the LLC which also obtained a $9.8 million of third-party mortgage that is non-recourse to the Trust), and; (vi) pay dividends ($16.5 million).

     During 1999, the $19.6 million of cash flows generated from operating activities, the $10 million of cash received for the repayments of three short-term loans advanced to separate LLCs during 1998, the $1.2 million of cash distributions received in excess of income from the Trust's investments in LLCs, the $10.8 million of additional borrowings and the $998,000 of proceeds received from the sale of Lakeshore Hospital were used primarily to: (i) purchase a 95% equity interest in a limited liability company that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million of cash invested in the LLC which also obtained a $1.9 million third-party mortgage that is non-recourse to the Trust); (ii) purchase a 98% equity interest in a limited liability company that owns the Summerlin Hospital Medical Office Building located in Las Vegas, Nevada ($5.0 million of cash invested in the LLC which also obtained a $8.3 million third-party mortgage that is non-recourse to the Trust); (iii) purchase a 75% equity interest in a limited liability company that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million of cash invested in the LLC which also obtained a $4.2 million third-party mortgage that is non-recourse to the Trust); (iv) invest additional capital in existing LLCs ($1.0 million); (v) purchase the single-tenant Orthopaedic Specialists of Nevada Building in Las Vegas, Nevada ($1.6 million of cash invested); (vi) acquire the Sheffield Medical Building ($11.5 million of cash invested); (vii) finance capital expenditures ($4.4 million); (viii) purchase land ($307,000), and; (ix) pay dividends ($16.2 million).

     In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The shares were offered under the Trust's previously filed $100 million shelf registration statement. The equity issuance generated net proceeds of $53.9 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility.

     The Trust has an unsecured, non-amortizing $100 million revolving credit agreement (the "Agreement"), which expires on June 24, 2003. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus .625% to 1.125%, Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is required on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 2001, the applicable margin over the certificate of deposit and Eurodollar rates were .625% and .50%, respectively, and the commitment fee was .17%. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The Trust was granted a one-time waiver of this provision in connection with its issuance of 2.6 million shares, as mentioned above. The average amounts outstanding under the Trust's revolving credit agreement were $46.1 million in 2001, $78.5 million in 2000 and $62.0 million in 1999 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.4% in 2001, 7.1% in 2000 and 6.2% in 1999. At December 31, 2001, the Trust had approximately $67 million of available borrowing capacity. The book value of the amounts borrowed approximates fair market value.

     The Trust has entered into interest rate swap agreements which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31, 2001, the Trust had four outstanding swap agreements having a total notional principal amount of $34 million which mature from July, 2002 through November, 2006. These swap agreements effectively fix the interest rate on $34 million of variable rate debt at 6.48% including the revolver spread of .50%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. Additional interest expense/(income) recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $680,000, ($164,000) and $135,000 in 2001, 2000 and 1999, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 2001 would have resulted in payments to the counterparties to the Trust of approximately $2,165,000. The fair value of the interest rate swap agreements at December 31, 2001 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

     Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Trust is in compliance with such covenants at December 31, 2001.

     The following represents the scheduled maturities of the Trust's contractual obligations as of December 31, 2001:


                 Payments Due by Period (dollars in thousands)

                                                       Less than           2 - 3             4 - 5              After
Contractual Obligation                  Total           1 Year             years             years             5 years
----------------------               ------------    --------------    --------------     -------------      ------------
Long-term debt fixed                 $   4,368       $       447       $       894          $    894         $     2,133
Long-term debt-variable                 29,064             1,464            27,600               ---                 ---
Accrued interest                           330               330               ---               ---                 ---
Construction commitments (a)             3,400             3,400               ---               ---                 ---
                                     ---------       -----------       -----------        ----------          ----------
Total contractual cash obligations   $  37,162       $     5,641       $    28,494        $      894          $    2,133
                                     =========       ===========       ===========        ==========          ==========

 (a) The Trust has committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in a limited liability company that will construct and own the Deer Valley Medical Office II located in Phoenix, Arizona.

     Related Party Transactions
     --------------------------
     UHS of Delaware, Inc. (the "Advisor"), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. All transactions with UHS must be approved by the Independent Trustees.

     For the years ended December 31, 2001, 2000 and 1999, 60%, 63% and 70%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 31% in 2001, 35% in 2000 and 39% in 1999 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another.
     See Note 2 to the Consolidated Financial Statements for additional disclosure.

     Significant Accounting Policies
     -------------------------------
     The Trust has determined that the following accounting policies are critical to the understanding of the Trust's Consolidated Financial Statements.

     Investments in Limited Liability Companies ("LLCs")

     The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust accounts for its investments in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in the net income, cash contributions and distributions of the investments.

     Since 1995 through December 31, 2001, the Trust invested $54.9 million of cash in LLCs in which it owns various non-controlling equity interests ranging from 33% to 99%. On a combined basis, these LLCs generated revenues of $26.5 million in 2001, $22.2 million in 2000 and $18.4 million in 1999 and net income of $3.9 million in 2001, $3.3 million in 2000 and $2.8 million in 1999. Also on a combined basis, as of December 31, 2001 and 2000, these LLCs had total assets of $174.5 million and $154.2 million, respectively, and third-party financing that is non-recourse to the Trust of $115.6 million and $98.8 million, respectively (see Note 10 to the Consolidated Financial Statements).

     Federal Income Taxes

     No provision has been made for federal income tax purposes since the Trust qualifies as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intends to continue to remain so qualified. As such, the Trust is exempt from Federal Income Taxes and it is required to distribute at least 90% of its real estate investment taxable income to its shareholders.

     The Trust is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Trust's ordinary income plus 95% of any capital gain income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Item 7.a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Operations and Financial Condition - Market Risks Associated with Financial Instruments.

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

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information to appear under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001. See also "Executive Officers of the Registrant" appearing in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" and "Compensation Pursuant to Plans" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Transactions With Management and Others" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules:

               (1)  Report of Independent Public Accountants

               (2)  Financial Statements
                    Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999
                    Notes to Consolidated Financial Statements - December 31,
                    2001

               (3)  Schedules
                    Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2001, 2000 and 1999
                    Schedule III - Real Estate and Accumulated Depreciation - December 31, 2001
                    Notes to Schedule III - December 31, 2001

     (b)  Reports on Form 8-K:
            No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001

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

        10.2 Agreement effective January 1, 2002, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

     10.7  Share Compensation Plan for Outside Trustees, previously filed as
Exhibit 10.12 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.8 Lease dated December 22, 1993, between Universal Health Realty Income Trust and THC-Chicago, Inc. as lessee, previously filed as Exhibit 10.14 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.9 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

     10.10 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and Inland Valley Regional Medical Center, Inc., a California Corporation ("Lessee"), previously filed as Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

     10.11 Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust ("Lessor"), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership ("Lessee"), amends the lease, made as of December 24, 1986, between Lessor and Lessee, previously filed as Exhibit 10.2 to the Trust's Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

     10.12 Amendment to REVOLVING CREDIT AGREEMENT as of April 30, 1999 among
(i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, (ii) VARIOUS FINANCIAL INSTITUTIONS and (iii) FIRST UNION NATIONAL BANK, as administrative agent for the Banks, previously filed as exhibit 10.1 to the Trusts' Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

     10.13 Dividend Reinvestment and Share Purchase Plan is hereby incorporated by reference from Registration Statement Form S-3, Registration No. 333-81763, as filed on June 28, 1999.

     10.14 Sale agreement, dated October 26, 1999, by and among FB Sheffield Partners, LLC, a Georgia limited liability company having an office at 1827 Powers Ferry Road, Building 13, Atlanta, Georgia 30339, Health America Realty Group, LLC, a Georgia limited liability company and Universal Health Realty Income Trust, having an office at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, previously filed as exhibit 10.23 to the Trusts' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

     10.15 Amendment No. 2 to Revolving Credit Agreement made as of June 6, 2001 to the Revolving Credit Agreement dated as of June 24, 1998, as amended by an Amendment to Revolving Credit Agreement dated as of April 30, 1999 among Universal Health Realty Income Trust, First Union National Bank, Bank of America, N.A., Fleet National Bank and PNC Bank, National Association and First Union National Bank, as administrative agent for the banks, previously filed as
Exhibit 10.1 to the Trust's Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

     10.16 Lease amendment dated as of February 28, 2001 between Universal Health Realty Income Trust and McAllen Hospitals, L.P.

     11   Statement re computation of per share earnings is set forth on page F-
4, the Trust's Consolidated Statements of Income.

     23   Consent of Independent Public Accountants.

     99.1 Letter to the Security and Exchange Commission Pursuant to Temporary Note 3T.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2002
                     UNIVERSAL HEALTH REALTY INCOME TRUST
                                 (Registrant)



          By: /s/ Alan B. Miller
              --------------------------------------
              Alan B. Miller, Chairman of the Board
              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date             Signature and Title
          ----             -------------------


                           /s/ Alan B. Miller
                           ------------------------------------------------
March 15, 2002             Alan B. Miller, Chairman of the Board
                           and Chief Executive Officer

                           /s/ Kirk E. Gorman
                           ------------------------------------------------
March 15, 2002             Kirk E. Gorman, President, Chief
                           Financial Officer, Secretary and Trustee

                           /s/ James E. Dalton, Jr.
                           ------------------------------------------------
March 15, 2002             James E. Dalton, Jr., Trustee

                           /s/ Myles H. Tanenbaum
                           ------------------------------------------------
March 15, 2002             Myles H. Tanenbaum, Trustee

                           /s/ Daniel M. Cain
                           ------------------------------------------------
March 15, 2002             Daniel M. Cain, Trustee

                           /s/ Miles L. Berger
                           ------------------------------------------------
March  15, 2002            Miles L. Berger, Trustee

                           /s/ Elliot J. Sussman
                           ------------------------------------------------
March 15, 2002             Elliot J. Sussman, M.D., M.B.A., Trustee

     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets - December 31, 2001 and December 31, 2000      F-3

Consolidated Statements of Income - Years Ended December 31, 2001,         F-4
2000 and 1999

Consolidated Statements of Shareholders' Equity - Years Ended              F-5
December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years Ended December 31,           F-6
2001, 2000 and 1999
                                                                           F-7
Notes to the Consolidated Financial Statements - December 31, 2001

Schedule II - Valuation and Qualifying Accounts - Years Ended December     F-22
31, 2001, 2000 and 1999

Schedule III - Real Estate and Accumulated Depreciation - December 31,     F-23
 2001
                                                                           F-24
Notes to Schedule III - December 31, 2001

                   Report of Independent Public Accountants
                   ----------------------------------------

To The Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Realty Income Trust and Subsidiaries, as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules on Page F-1 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                       Arthur Andersen LLP

Philadelphia, Pennsylvania
    January 17, 2002

                     Universal Health Realty Income Trust
                     ------------------------------------
                          Consolidated Balance Sheets
                           --------------------------
                         (dollar amounts in thousands)

                                                                                 December 31,           December 31,
Assets:                                                                             2001                    2000
-------                                                                          -------------         --------------
Real Estate Investments:
        Buildings and improvements                                               $    159,718          $     159,243
        Accumulated depreciation                                                      (43,432)               (39,080)
                                                                                 -------------         --------------
                                                                                      116,286                120,163
        Land                                                                           22,929                 22,929
                                                                                 -------------         --------------
                       Net Real Estate Investments                                    139,215                143,092
                                                                                 -------------         --------------

Investments in limited liability companies ("LLCs")                                    46,939                 39,164

Other Assets:
        Cash                                                                              629                    294
        Bonus rent receivable from UHS                                                    898                    796
        Rent receivable from non-related parties                                          100                    208
        Deferred charges and other assets, net                                            123                    104
                                                                                 -------------         --------------
                                                                                 $    187,904          $     183,658
                                                                                 =============         ==============

Liabilities and Shareholders' Equity:
-------------------------------------

Liabilities:
        Bank borrowings                                                          $     31,986                $80,672
        Note payable to UHS                                                             1,446                  1,359
        Accrued interest                                                                  330                    392
        Accrued expenses and other liabilities                                          3,702                  1,459
        Tenant reserves, escrows, deposits and prepaid rents                              363                    459

        Minority interest                                                                  43                     60

Shareholders' Equity:
        Preferred shares of beneficial interest,
              $.01 par value; 5,000,000 shares authorized;
              none outstanding                                                             --                     --
        Common shares, $.01 par value;
              95,000,000 shares authorized; issued
              and outstanding: 2001 - 11,678,816
              2000 - 8,980,064                                                            117                     90
        Capital in excess of par value                                                184,277                129,110
        Cumulative net income                                                         175,035                156,686
        Accumulated other comprehensive loss
           on cash flow hedges                                                         (2,183)                    --
        Cumulative dividends                                                         (207,212)              (186,629)
                                                                                 -------------         --------------
                        Total Shareholders' Equity                                    150,034                 99,257
                                                                                 -------------         --------------
                                                                                 $    187,904          $     183,658
                                                                                 =============         ==============

The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                       Consolidated Statements of Income
                       ---------------------------------
               (amounts in thousands, except per share amounts)

                                                                                             Year ended December 31,
                                                                                  ------------------------------------------------
                                                                                      2001              2000              1999
                                                                                  ------------      ------------      ------------
Revenues (Note 2):
------------------

      Base rental - UHS facilities                                                $    13,011       $    14,082       $    13,828
      Base rental - Non-related parties                                                11,093            10,169             6,844
      Bonus rental - UHS facilities                                                     3,470             3,064             2,817
      Bonus rental - Non-related parties                                                   --                --                95
      Interest                                                                             --                --               281
                                                                                  ------------      ------------      ------------
                                                                                       27,574            27,315            23,865
                                                                                  ------------      ------------      ------------


Expenses:
---------

      Depreciation and amortization                                                     4,401             4,461             3,857
      Interest expense                                                                  3,896             6,114             4,004
      Advisory fees to UHS (Note 2)                                                     1,346             1,349             1,214
      Other operating expenses                                                          3,209             2,804             1,789
      Provision for investment loss, net                                                   --                --             1,583
                                                                                  ------------      ------------      ------------
                                                                                       12,852            14,728            12,447
                                                                                  ------------      ------------      ------------

      Income before equity in LLCs and
         other items                                                                   14,722            12,587            11,418

      Equity in income of LLCs                                                          3,610             2,913             2,554
      Equity in provision for investment loss of LLC                                       --            (1,139)               --
      Gain on sale of real property to UHS                                                 --             1,895                --
      Gain on derivatives                                                                  17                --                --

                                                                                  ------------      ------------      ------------
                                  Net Income                                      $    18,349       $    16,256       $    13,972
                                                                                  ============      ============      ============


                        Net Income Per Share - Basic                              $      1.75       $      1.81       $      1.56
                                                                                  ============      ============      ============

                        Net Income Per Share - Diluted                            $      1.74       $      1.81       $      1.56
                                                                                  ============      ============      ============

      Weighted average number of shares outstanding - Basic                            10,492             8,981             8,956
      Weighted average number of share equivalents                                         44                22                21
                                                                                  ------------      ------------      ------------
      Weighted average number of shares and equivalents outstanding - Diluted          10,536             9,003             8,977
                                                                                  ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------
             For the Years Ended December 31, 2001, 2000 and 1999
             ----------------------------------------------------
               (amounts in thousands, except per share amounts)
               ------------------------------------------------

                                                                                                           Accumulated
                                             Common Shares       Capital in                                   other
                                         ---------------------
                                           Number                excess of    Cumulative    Cumulative    comprehensive
                                          of Shares    Amount    par value    net income    dividends         loss          Total
                                         -----------  --------  -----------  ------------  ------------  ---------------  ---------
January 1, 1999                             8,956       $ 90      $128,685     $126,458     ($153,885)            --      $101,348

Net income                                     --         --            --       13,972            --             --        13,972

Issuance of shares of
beneficial interest                            35         --           570           --            --             --           570

Dividends ($1.810/share)                       --         --            --           --       (16,215)            --       (16,215)

-----------------------------------------------------------------------------------------------------------------------------------

January 1, 2000                             8,991         90       129,255      140,430      (170,100)            --        99,675

Net income                                     --         --            --       16,256            --             --        16,256

Repurchase shares of beneficial
interest                                      (12)        --          (181)          --            --             --          (181)

Issuance of shares of
beneficial interest                             1         --            36           --            --             --            36

Dividends ($1.840/share)                       --         --            --           --       (16,529)            --       (16,529)

-----------------------------------------------------------------------------------------------------------------------------------

January 1, 2001                             8,980         90       129,110      156,686      (186,629)            --        99,257

Issuance of shares of
beneficial interest                         2,699         27        55,167           --            --             --        55,194

Dividends ($1.875/share)                       --         --            --           --       (20,583)            --       (20,583)

Comprehensive income:
Net income                                     --         --            --       18,349            --             --        18,349
Cumulative effect of change in
accounting principle (SFAS No. 133)
on other comprehensive loss                    --         --            --           --            --           (533)         (533)
Unrealized derivative losses on
cash flow hedges                               --         --            --           --            --         (1,650)       (1,650)
-----------------------------------------------------------------------------------------------------------------------------------
Total - comprehensive income                   --         --            --       18,349            --         (2,183)       16,166
-----------------------------------------------------------------------------------------------------------------------------------
      December 31, 2001                    11,679       $117      $184,277     $175,035     ($207,212)       ($2,183)     $150,034
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                     ------------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                            (amounts in thousands)


                                                                                       Year ended December 31,
                                                                            -----------------------------------------------
                                                                               2001               2000               1999
                                                                            ---------          ---------          ---------
Cash flows from operating activities:
      Net income                                                            $ 18,349           $ 16,256           $ 13,972
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                            4,401              4,461              3,857
      Gain on derivatives                                                        (17)                --                 --
      Amortization of interest rate cap                                           --                 --                 62
      Gain on sale of real property sold to UHS                                   --             (1,895)                --
      Equity in provision for investment loss of LLC                              --              1,139                 --
      Provision for investment loss, net                                          --                 --              1,583
    Changes in assets and liabilities:
      Rent receivable                                                              6               (214)               (85)
      Accrued expenses and other liabilities                                     158                188                150
      Tenant reserves, escrows, deposits and prepaid rents                       (96)                55                 30
      Accrued interest                                                           (62)               (19)               130
      Deferred charges and other assets                                           39                 (1)              (120)
                                                                            ---------          ---------          ---------
                 Net cash provided by operating activities                    22,778             19,970             19,579
                                                                            ---------          ---------          ---------

Cash flows from investing activities:
      Investments in LLCs                                                     (8,748)            (5,888)            (8,713)
      Advances (made to) received from LLCs, net                                (441)                --              9,980
      Acquisitions and additions to land, buildings and CIP                     (555)            (9,808)           (17,852)
      Proceeds received from sales of assets                                      --              5,450                998
      Cash distributions in excess of income from LLCs                         1,412              1,333              1,150
                                                                            ---------          ---------          ---------
                   Net cash used in investing activities                      (8,332)            (8,913)           (14,437)
                                                                            ---------          ---------          ---------

Cash flows from financing activities:
      Net (repayments) borrowings on revolving credit facility               (48,606)               600             10,800
      Borrowings from mortgage notes payable                                      --              4,539                 --
      Repayments of mortgage notes payable                                       (80)               (67)                --
      Dividends paid                                                         (20,583)           (16,529)           (16,215)
      Repurchase shares of beneficial interest                                    --               (181)                --
      Issuance of shares of beneficial interest                               55,158                 23                553
                                                                            ---------          ---------          ---------
                   Net cash used in financing activities                     (14,111)           (11,615)            (4,862)
                                                                            ---------          ---------          ---------

Increase (decrease)  in cash                                                     335               (558)               280
Cash, beginning of period                                                        294                852                572
                                                                            ---------          ---------          ---------
Cash, end of period                                                         $    629           $    294           $    852
                                                                            =========          =========          =========

Supplemental disclosures of cash flow information:
      Interest paid                                                         $  3,871           $  6,063           $  3,739
                                                                            =========          =========          =========


The accompanying notes are an integral part of these financial statements.

                     Universal Health Realty Income Trust
                Notes to the Consolidated Financial Statements
                               December 31, 2001

(1) Summary of Significant Accounting Policies
----------------------------------------------

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the "Trust") is organized as a Maryland real estate investment trust. As of December 31, 2001 the Trust had investments in forty-two facilities located in fifteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings. Six of the Trust's hospital facilities and three medical office buildings are leased to subsidiaries of Universal Health Services, Inc., ("UHS").

Federal Income Taxes

No provision has been made for federal income tax purposes since the Trust qualifies as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intends to continue to remain so qualified. As such, the Trust is exempt from Federal Income Taxes and it is required to distribute at least 90% of its real estate investment taxable income to its shareholders.

The Trust is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Trust's ordinary income plus 95% of any capital gain income for the calendar year over cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

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

Since the Trust has significant investments in hospital facilities, which comprised 69%, 72% and 80% of net revenues in 2001, 2000 and 1999, respectively, it is subject to certain industry risk factors which directly impact the operating results of its lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation.

During the third quarter of 1999, the Trust sold the real estate assets of Lakeshore Hospital for net cash proceeds of $998,000. Since the book value of this facility was reduced to zero in a prior year, the net cash proceeds received were recorded as a gain and netted against the provision for investment loss. Also during the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and formerly leased by the Trust to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss during the third quarter of 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations.

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

Investments in Limited Liability Companies ("LLCs")

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust accounts for its investments in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in the net income, cash contributions and distributions of the investments.

Since 1995 through December 31, 2001, the Trust invested $54.9 million of cash in LLCs in which it owns various non-controlling equity interests ranging from 33% to 99%. On a combined basis, these LLCs generated revenues of $26.5 million in 2001, $22.2 million in 2000 and $18.4 million in 1999 and net income of $3.9 million in 2001, $3.3 million in 2000 and $2.8 million in 1999. Also on a combined basis, as of December 31, 2001, these LLCs had total assets of $174.5 million and $115.6 million third-party financing that is non-recourse to the Trust (see Note 10 to the Consolidated Financial Statements).

During the fourth quarter of 2000, the Trust recorded a provision for investment loss in a LLC of

$1.1 million to reflect its share of an asset impairment charge recorded at a LLC resulting from declines in the performance of a medical office complex located in Phoenix, Arizona. In measuring the provision for investment loss of the limited liability company in 2000 (in which the Trust owns a 60% non-controlling interest), management of the Trust concluded that the estimated fair value of the real property (calculated by discounting expected future cash flows, consisting of estimated future rental payments and residual value) did not exceed the mortgage, that is non-recourse to the Trust, held on the property by a third-party lending institution. Accordingly, the $1.1 million charge was recorded during the fourth quarter of 2000 to reduce the Trust's investment in this LLC to zero.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares during the year adjusted to give effect to common stock equivalents. In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share generating $53.9 million of net proceeds to the Trust which were used to repay borrowings under the Trust's revolving credit agreement.

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

Cash and Cash Equivalents

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

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Trust adopted Statement of Financial Accounting Standards

("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Trust to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income ("OCI"). The ineffective portions of hedges are recognized in earnings in the current period.

The Trust formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Trust will discontinue hedge accounting prospectively.

The Trust manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Trust, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of the Trust's cash flow hedges at December 31, 2001 relate to the payment of variable interest on existing debt.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective for years beginning after June 15, 2002, with earlier adoption permitted. Management does not believe that this Statement will have a material effect on the Trust's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. Management does not believe that this Statement will have a material effect on the Trust's financial statements.

(2) Related Party Transactions
------------------------------

UHS of Delaware, Inc. (the "Advisor"), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust's equity as shown on its balance sheet, determined in accordance with accounting principles generally accepted in the United States, without reduction for return of capital dividends. No incentive fees were paid during 2001, 2000 and 1999. The advisory fee is payable quarterly, subject to adjustment at year end based upon the audited consolidated financial statements of the Trust.

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

For the years ended December 31, 2001, 2000 and 1999, 60%, 63% and 70%, respectively, of the Trust's revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 31% in 2001, 35% in 2000 and 39% in 1999 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. The bonus rents from the subsidiaries of UHS, which are based upon each facility's net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

At December 31, 2001, approximately 6.6% of the Trust's outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

During 2001, McAllen Hospitals, L.P., a subsidiary of UHS, exercised their renewal option to renew their lease with the Trust at substantially the same terms for another five years commencing January 1, 2002 and expiring December 31, 2006.

During the third quarter of 1999, a provision for investment loss of $2.6 million was recorded on Meridell Achievement Center, Inc., a behavioral health services facility operated by, and leased to, a wholly-owned subsidiary of UHS, pursuant to the terms of a lease that expired in December, 2000. In measuring the provision for investment loss during the third quarter of 1999, the Trust estimated fair value by discounting (using the Trust's internal hurdle rate) expected future cash flows, consisting of estimated future rental payments and residual value. During the second quarter of 2000, the wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust's 2000 results of operations. Also during 2000, the Trust invested $2.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital Medical Office Building II which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The purchase price paid for the property to the UHS majority-owned LLC was $10.5 million. The Trust made a cash investment of $2.0 million, and the LLC, which is majority-owned by the Trust, obtained a $9.8 million third-party mortgage which is non-recourse to the Trust to fund the balance of the purchase price and finance tenant improvements.

During 1999, the Trust paid $5.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital MOB, which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The total purchase price paid for the property to the UHS majority-owned LLC was $13.0 million consisting of the $5.0 of cash invested by the Trust and a $8.0 million third-party mortgage, that is non-recourse to the Trust, obtained by the LLC which is majority-owned by the Trust. Also during 1999, the Trust acquired the Orthopaedic Specialists of Nevada Building in Las Vegas, Nevada for $1.6 million. The ground lease on this medical office building is based upon an agreement between Valley Health System, LLC (a UHS 72% owned subsidiary) and the Trust.

During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers.
Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable in the amount of $1,446,000, including accrued interest, which will be paid by the Trust on April 30, 2002. No further obligation will be owed by the Trust to UHS in connection with this transaction.

The Trust's officers are all employees of UHS and as of December 31, 2001, the Trust had no salaried employees. Commencing in 1999, Mr. Kirk E. Gorman, President, Chief Financial

Officer, Secretary and Trustee of the Trust, received $50,000 annual bonuses awarded by the Trustees, subject to UHS agreeing to a $50,000 reduction in the advisory fee paid by the Trust.

(3) Acquisitions and Dispositions
---------------------------------

2002 - During 2001, the Trust invested $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 resulting in $2.5 million of cash distributed to the Trust. In connection with this transaction, the LLC in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. This transaction, which was a like-kind exchange for income tax purposes, resulted in a book gain of approximately $1.1 million which will be included in the Trust's first quarter of 2002 results of operations.

2001  - During 2001, the Trust added the following investments to its portfolio:
(i) the purchase of a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona ($1.4 million of cash invested by the Trust in the LLC which also obtained a $3.1 million third-party mortgage that is non-recourse to the Trust), and; (ii) the purchase of a 74% equity interest in a LLC that owns and operates the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine ($1.9 million of cash invested by the Trust in the LLC which also obtained a $8.9 million third-party
mortgage that is non-recourse to the Trust).   Also during 2001 the Trust
invested: (i) $3.0 million to purchase an additional equity interest and fund additional investments and loans to various LLCs in which the Trust has various non-controlling equity interests; (ii) $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 (as mentioned above), and; (iii) $45,000 and committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in a limited liability company that will construct and own the Deer Valley Medical Office II located in Phoenix, Arizona (the LLC will obtain a $7.0 million third-party mortgage that will be non-recourse to the Trust). The Deer Valley Medical Office II is expected to be completed and opened during the second quarter of 2002.

2000 - During 2000, the Trust added four new investments to its portfolio consisting of the following: (i) the purchase of a medical office building located in Danbury, Connecticut ($1.9 million of cash invested by the Trust in addition to a $4.5 million third-party mortgage that is non-recourse to the Trust); (ii) the purchase of a 95% equity interest in a LLC that owns and operates Skypark Professional Medical Building located in Torrance, California ($1.8 million of cash invested by the Trust in the LLC which also obtained a $4.3 million third-party mortgage that is non-recourse to the Trust); (iii) the purchase of a 67% equity interest in a LLC that owns and operates the Centinela Medical Building Complex located in Inglewood, California ($2.0 million of cash invested by the Trust in the LLC which also obtained a $7.5 million third-party mortgage that is non-recourse to the Trust), and; (iv) the purchase of a 98% equity interest in a LLC that owns and operates the Summerlin Hospital MOB II ($2.0 million of cash invested by the Trust in the LLC which also obtained a $9.8 million third-party mortgage that is non-recourse to the Trust).

Additionally, during 2000, Meridell Achievement Center, Inc., a subsidiary of UHS, exercised its option pursuant to the lease to purchase the leased property. This sale was completed in 2000, resulting in a gain of $1.9 million which is included in the Trust's 2000 results of operations.

1999 - During 1999, the Trust added five new investments to its portfolio consisting of the following: (i) the purchase of a 95% equity interest in a LLC that owns the Santa Fe Professional Plaza located in Scottsdale, Arizona ($1.2 million of cash invested by the Trust in the LLC which also obtained a $1.9 million third-party mortgage that is non-recourse to the Trust); (ii) the purchase of a 98% equity interest in a LLC that owns the Summerlin Hospital MOB located in Las Vegas, Nevada ($5.0 million of cash invested by the Trust in the LLC which also obtained a $8.3 million third-party mortgage that is non-recourse to the Trust); (iii) the purchase of a 75% equity interest in a LLC that owns the East Mesa Medical Center located in Mesa, Arizona ($1.6 million of cash invested by the Trust in the LLC which also obtained a $4.2 million third-party mortgage that is non-recourse to the Trust); (iv) the purchase of the single-tenant medical office building, Orthopaedic Specialists of Nevada Building ($1.6 million of cash invested by the Trust), and; (v) the purchase of a multi-tenant medical office building located in Atlanta, Georgia ($11.5 million of cash invested by the Trust).

(4)  Leases
-----------

All of the Trust's leases are classified as operating leases with initial terms ranging from 5 to 15 years with up to five, five-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, the Trust may earn periodic additional rents (see Note 2). The bonus rents from the subsidiaries of UHS, which are based upon each facility's net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents on non-cancelable leases are as follows (000s):

                2002                                     $ 21,849
                2003                                       20,933
                2004                                       19,204
                2005                                       15,283
                2006                                       13,611
                Later Years                                11,079
                                                         --------
                Total Minimum Base Rents                 $101,959
                                                         ========

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property's operating costs above a stipulated amount.

(5)  Financial Instruments
--------------------------

Cash Flow Hedges

Upon the January 1, 2001 adoption of SFAS No. 133, the Trust recorded a cumulative effect of accounting change of approximately $533,000 in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Trust recorded an additional loss of $1,650,000 in other comprehensive income to recognize the change in value during 2001. The gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. Assuming market interest rates remain unchanged from December 31, 2001, it is expected that

$1,202,000 of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. The Trust also recorded a favorable $17,000 adjustment to current earnings during 2001 to recognize the ineffective portion of the cash flow hedging instruments. As of December 31, 2001, the maximum length of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006. In June 2001, the Trust reclassified a loss of $41,000 from accumulated other comprehensive income into earnings as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring. As of the date of adoption and through December 31, 2001, the Trust was not party to any derivative contracts designated as fair value hedges.

(6)  Debt
---------

The Trust has an unsecured, non-amortizing $100 million revolving credit agreement (the "Agreement"), which expires on June 24, 2003. The Agreement provides for interest at the Trust's option, at the certificate of deposit rate plus .625% to 1.125%, the Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is paid on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust's debt to total capital ratio as defined by the Agreement. At December 31, 2001 the applicable margin over the certificate of deposit and Eurodollar rates were .625% and .50%, respectively, and the
commitment fee was .17%.   The Trust had $4.9 million of letters of credit
outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The Trust was granted a one-time waiver of this provision in connection with its issuance of 2.6 million shares of beneficial interest in June, 2001. The average amounts outstanding under the Trust's revolving credit agreement were $46.1 million in 2001, $78.5 million in 2000 and $62.0 million in 1999 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.4% in 2001, 7.1% in 2000 and 6.2% in 1999. At December 31, 2001, the Trust had approximately $67 million of available borrowing capacity. The book value of the amounts borrowed approximates fair market value.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust's ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust's ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Company is in compliance with all their covenants at December 31, 2001.

The Trust has one mortgage with an outstanding balance of $4,368,000 at December 31, 2001. The mortgage, which carries an 8.3% interest rate and matures on February 1, 2010, is non-recourse to the Trust and is secured by the Medical Center of Western Connecticut.

The Trust has entered into interest rate swap agreements which are designed to reduce the impact of changes in interest rates on its floating rate revolving credit notes. At December 31, 2001, the Trust had four outstanding swap agreements for notional principal amounts of $34,000,000 which mature from July, 2002 through November, 2006. These swap agreements effectively fix the interest rate on $34,000,000 of variable rate debt at 6.48% including the revolver spread of .50%. Additional interest expense/(income) recorded as a result of the Trust's hedging activity, which is included in the effective interest rates shown above, was $680,000, ($164,000) and $135,000 in 2001, 2000 and 1999, respectively. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody's Investors Service. Termination of the interest rate swaps at December 31, 2001 would have resulted in payments from the counterparties to the Trust of approximately $2,165,000. The fair value of the interest rate swap agreements at December 31, 2001 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

(7)  Dividends
--------------

Dividends of $1.875 per share were declared and paid in 2001, of which $1.8118 per share was ordinary income and $.0632 per share was a return of capital distribution. Dividends of $1.84 per share were declared and paid in 2000, of which $1.694 per share was ordinary income and $.146 per share was a return of capital distribution. Dividends of $1.81 per share were declared and paid in 1999, of which $1.4664 per share was ordinary income and $.3436 per share was a return of capital distribution.

(8) Issuance of Shares of Beneficial Interest
---------------------------------------------

In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The equity issuance generated net proceeds of $53.9 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility.

(9)  Incentive Plans
--------------------

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust ("Outside Trustees"). Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2001 no shares have been issued under the terms of this plan.

During 1997, the Trust's Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan ("The Plan"), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. There are 400,000 shares reserved for issuance under The Plan. Since inception through December 31, 2001, there have been 105,000 stock options with dividend equivalent rights granted to officers and trustees of the Trust. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. The Trust recorded expenses relating to the dividend equivalent rights of $188,000 in 2001, $184,000 in 2000 and $132,000 in 1999. As of
December 31, 2001, there were 78,750 options exercisable under The Plan with an average exercise price, adjusted to give effect to the dividend equivalent rights, of $10.80 per share.

SFAS No. 123 requires the Trust to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Trust's net income and net income per share would have been the pro forma amounts indicated below:

                                        (000s, except per share amounts)
                               ------------------------------------------------
  Year Ended December 31,             2001             2000           1999
-------------------------------------------------------------------------------
Net Income:
  As Reported                       $18,349           $16,256          $13,972
  Pro Forma                         $18,233           $16,077          $13,833

Earnings Per Share:
  As Reported:
    Basic                           $  1.75           $  1.81          $  1.56
    Diluted                         $  1.74           $  1.81          $  1.56

  Pro Forma:
    Basic                           $  1.74           $  1.79          $  1.54
    Diluted                         $  1.73           $  1.79          $  1.54

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the four option grants that occurred during 2000. No options were granted during 2001 or 1999, therefore the following table is not applicable ("N/A") for those years:

  Year Ended December 31,             2001                2000             1999
--------------------------------------------------------------------------------------
Volatility                             N/A                14%-15%            N/A
Interest rate                          N/A                  5%-7%            N/A
Expected life (years)                  N/A                   8.0             N/A
Forfeiture rate                        N/A                     2%            N/A
--------------------------------------------------------------------------------------

Stock-based compensation costs on a pro forma basis would have reduced net income by $116,000 in 2001, $179,000 in 2000 and $139,000 in 1999.

Stock options to purchase shares of beneficial interest have been granted to officers and trustees of the Trust under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

                                                             Exercise                Grant Price
                                   Number of                  Weighted-                 Range
     Outstanding Options            Shares                  Average Price            (High-Low)
----------------------------------------------------------------------------------------------------
Balance, January 1, 1999              133,024                      $17.88           $21.4375/$16.125
      Granted                               0                         N/A                        N/A
      Exercised                             0                         N/A                        N/A
      Cancelled                             0                         N/A                        N/A
----------------------------------------------------------------------------------------------------
Balance, January 1, 2000              133,024                      $17.88           $21.4375/$16.125
      Granted                          25,000                      $14.75           $          14.75
      Exercised                             0                         N/A                        N/A
      Cancelled                             0                         N/A                        N/A
----------------------------------------------------------------------------------------------------
Balance, January 1, 2001              158,024                      $17.38           $ 21.4375/$14.75
      Granted                               0                         N/A                        N/A
      Exercised                        58,024                      $16.77           $ 16.875/$16.125
      Cancelled                             0                         N/A                        N/A
----------------------------------------------------------------------------------------------------
Balance, December 31, 2001            100,000                      $17.74           $ 21.4375/$14.75
====================================================================================================

(10)  Summarized Financial Information of Equity Affiliates
-----------------------------------------------------------

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and Emerging Issues Task Force Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Trust accounts for its investment in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in the net income, cash contributions and distributions of the investments.

Since 1995 through December 31, 2001, the Trust invested $54.9 million of cash in LLCs in which it owns various non-controlling equity interests ranging from 33% to 99%. On a combined basis, these LLCs generated revenues of $26.5 million in 2001, $22.2 million in 2000 and $18.4 million in 1999 and net income of $3.9 million in 2001, $3.3 million in 2000 and $2.8 million in 1999. Also on a combined basis, as of December 31, 2001, these LLCs had total assets of $174.5 million and $115.6 million third-party financing that is non-recourse to the Trust.

The following table represents summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method.
Amounts presented include investments in the following LLCs as of December 31, 2001:

          Name of LLC                           Ownership                   Property Owned by LLC
          ------------                          ---------                   ---------------------
        DSMB Properties                           76%                 Desert Samaritan Hospital MOBs
        DVMC Properties                           95%                 Desert Valley Medical Center MOBs
        Parkvale Properties                       60%                 Maryvale Samaritan Hospital MOBs
        Suburban Properties                       33%                 Suburban Medical Center MOBs
        Litchvan Investments (a.)                 89%                 Samaritan West Valley Medical Center
        Paseo Medical Properties II               75%                 Thunderbird Paseo Medical Plaza I & II
        Willetta Medical Properties               95%                 Edwards Medical Plaza
        DesMed                                    99%                 Desert Springs Medical Plaza
        PacPal Investments                        95%                 Pacifica Palms Medical Plaza
        RioMed Investments                        80%                 Rio Rancho Medical Center
        West Highland Holdings                    48%                 St. Jude Heritage Health Complex
        Santa Fe Scottsdale                       95%                 Santa Fe Professional Plaza
        Bayway Properties                         75%                 East Mesa Medical Center
        653 Town Center Drive (b.)                98%                 Summerlin Hospital MOB
        575 Hardy Investors                       67%                 Centinela Medical Building Complex
        653 Town Center Phase II (b.)             98%                 Summerlin Hospital MOB II
        23560 Madison                             95%                 Skypark Professional Medical Building
        Brunswick Associates                      74%                 Mid Coast Hospital MOB
        Deerval Properties (c.)                   80%                 Deer Valley Medical Office II

(a.) During 2001, the Trust invested $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 resulting in $2.5 million of cash distributed to the Trust. As a result of this like-kind exchange transaction, Litchvan Investments acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

(b.) Tenants of this medical office building include a subsidiary of UHS.

(c.) As of December 31, 2001, the Trust has invested $45,000 in the Deer Valley Medical Office II project. The Trust has committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in a LLC that will construct and own a medical office building in Phoenix, Arizona, scheduled to be completed and opened during the second quarter of 2002.

                                                       December 31,
                                             -------------------------------
                                                 2001               2000
                                             -------------------------------
                                                   (amounts in thousands)
  Net property                                 $158,109           $141,120
  Other assets                                   16,428             13,095
  Liabilities and third-party debt              123,820            105,732
  Equity                                         50,717             45,721
  UHT's share of equity                          46,939             39,164

                                               For the Year Ended December 31,
                                        ----------------------------------------
                                             2001        2000              1999
                                        ----------------------------------------
                                                   (amounts in thousands)
  Revenues                                 $26,451      $22,227          $18,387
  Operating expenses                         9,760        7,976            6,772
  Depreciation & amortization                4,741        4,155            3,385
  Interest, net                              8,001        6,797            5,436
  Net income                                 3,949        3,299            2,794
  UHT's share of net income before
   investment loss of LLC                    3,610        2,913            2,554
  Provision for investment loss of LLC          --       (1,139)              --
  UHT's share of net income after
   investment loss of LLC                    3,610        1,774            2,554

As of December 31, 2001, these LLCs had $115.6 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions. Aggregate maturities of non-recourse debt payable to third-parties are as follows (000s):

                         2002         $  9,088
                         2003            4,564
                         2004            7,817
                         2005            9,515
                         2006           22,232
                         Later          62,405
                                     ----------
                         Total        $115,621
                                     ==========

(11) Segment Reporting
----------------------

The Trust has only one service, leasing of healthcare and human service facilities, and all revenues from external customers relate to the same service. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not relevant to the Trust.

(12) Quarterly Results
----------------------

                 (amounts in thousands, except per share amounts)

                                                    2001
--------------------------------------------------------------------------------------------------------
                                     First         Second          Third         Fourth
                                    Quarter        Quarter        Quarter        Quarter         Total
--------------------------------------------------------------------------------------------------------
Revenues                             $6,885         $6,859         $6,890         $6,940         $27,574

Net Income                           $4,140         $4,303         $4,877         $5,029         $18,349

Earnings Per Share-Basic             $ 0.46         $ 0.44         $ 0.42         $ 0.43         $  1.75

Earnings Per Share-Diluted           $ 0.46         $ 0.44         $ 0.42         $ 0.43         $  1.74

In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share. The equity issuance generated net proceeds of $53.9 million which were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility.

                                                    2000
--------------------------------------------------------------------------------------------------------
                                     First         Second          Third         Fourth
                                    Quarter        Quarter        Quarter        Quarter         Total
--------------------------------------------------------------------------------------------------------
Revenues                             $6,685         $6,728         $6,901         $7,001         $27,315

Net Income                           $3,916         $3,800         $3,866         $4,674         $16,256

Earnings Per Share-Basic             $ 0.44         $ 0.42         $ 0.43         $ 0.52         $  1.81

Earnings Per Share-Diluted           $ 0.44         $ 0.42         $ 0.43         $ 0.52         $  1.81

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

                     Universal Health Realty Income Trust
                     ------------------------------------
                Schedule II - Valuation and Qualifying Accounts
                -----------------------------------------------
                            (amounts in thousands)

                                        Balance at        Charged to                                Balance
                                        beginning         costs and                                 at end
          Description                   of period          expenses             Other              of period
          -----------                  -----------       ------------         ---------          -------------
Reserve for Investment Losses:

    Year ended December 31, 2001                  -                 -                    -                    -
                                       ============      ============         ============          ===========
    Year ended December 31, 2000                  -                 -                    -                    -
                                       ============      ============         ============          ===========

    Year ended December 31, 1999               $116            $1,583  (b)         ($1,699)(a)                -
                                       ============      ============         ============          ===========

(a)  Amounts charged against the reserve.

(b)  Consists of the following:

      Provision for investment loss recorded on Behavioral Health Services facility            $2,581
      Cash proceeds generated from sale of Lake Shore Hospital                                   (998)
                                                                                               ------
                                                                                               $1,583
                                                                                               ======

                                  Schedule III
                      Universal Health Realty Income Trust
          Real Estate and Accumulated Depreciation - December 31, 2001
                            (amounts in thousands)

                                                     Initial Cost to           Net cost
                                                     ---------------           --------
                                                     Universal Health     capitalized/divested         Gross amount at which
                                                     ----------------     --------------------         ---------------------
                                                    Realty Income Trust  subsequent to acquisition   carried at close of period
                                                    -------------------  -------------------------   --------------------------

                                                               Building           Land &                       Building &
Description                                           Land     & Improv.          Improv.               Land  Improvements     Total
-----------                                           ----     ---------          -------               ----  ------------     -----
Virtue Street Pavilion                              $1,825      $  9,445                -            $ 1,770      $  9,445  $ 11,215
Chalmette Medical Center                             2,000         7,473          $ 3,148              2,000        10,621    12,621
           Chalmette, Louisiana
Inland Valley Regional Medical Center
           Wildomar, California                      2,050        10,701            2,868              2,050        13,569    15,619
McAllen Medical Center
           McAllen, Texas                            4,720        31,442           10,188              6,281        40,069    46,350
Wellington Regional Medical Center
           West Palm Beach, Florida                  1,190        14,652            4,822              1,663        19,001    20,664
The Bridgeway
           North Little Rock, Arkansas                 150         5,395              499                150         5,894     6,044
Tri-State Rehabilitation Hospital
           Evansville, Indiana                         500         6,945            1,062                500         8,007     8,507
Kindred Hospital Chicago Central
           Chicago, Illinois                           158         6,404            1,837                158         8,241     8,399
Fresno-Herndon Medical Plaza
           Fresno, California                        1,073         5,266               35              1,073         5,301     6,374
Family Doctor's Medical Office Building
           Shreveport, Louisiana                        54         1,526              494                 54         2,020     2,074
Kelsey-Seybold Clinic at King's Crossing               439         1,618                6                439         1,624     2,063
Professional Center at King's Crossing                 439         1,837               43                439         1,880     2,319
           Kingwood, Texas
Chesterbrook Academy
           Audubon, Pennsylvania                       307           996                -                307           996     1,303
Chesterbrook Academy
           New Britain, Pennsylvania                   250           744                -                250           744       994
Chesterbrook Academy
           Uwchlan, Pennsylvania                       180           815                -                180           815       995
Chesterbrook Academy
           Newtown, Pennsylvania                       195           749                -                195           749       944
The Southern Crescent Center                         1,130         5,092               69              1,130         5,161     6,291
The Southern Crescent Center II                          -             -            5,373                806         4,567     5,373
           Riverdale, Georgia
The Cypresswood Professional Center
           Spring ,Texas                               573         3,842              187                573         4,029     4,602
Orthopaedic Specialists of Nevada Building
           Las Vegas, Nevada                             -         1,579                -                  -         1,579     1,579
Sheffield Medical Building
           Atlanta, Georgia                          1,760         9,766              410              1,760        10,176    11,936
Medical Center of Western Connecticut - Bldg. 73
           Danbury, Connecticut                      1,151         5,176               54              1,151         5,230     6,381
                                                   -------      --------          -------            -------      --------  --------
                       TOTALS                      $20,144      $131,463          $31,095            $22,929      $159,718  $182,647
                                                   =======      ========          =======            =======      ========  ========

                                                             Accumulated      Date of construction
                                                            Depreciation         or most recent                          Average
                                                                as of        significant expansion         Date       Depreciable
Description                                                 Dec. 31, 2001        or renovation           Acquired         Life
-----------                                                 -------------        -------------           --------         ----
                                                               $ 4,055                 1975                 1986         35 Years
Virtue Street Pavilion                                           3,227                 1999                 1988         34 Years
Chalmette Medical Center
           Chalmette, Louisiana
Inland Valley Regional Medical Center
           Wildomar, California                                  4,105                 1986                 1986         43 Years
McAllen Medical Center
           McAllen, Texas                                       12,098                 1994                 1986         42 Years
Wellington Regional Medical Center
           West Palm Beach, Florida                              5,699                 1986                 1986         42 Years
The Bridgeway
           North Little Rock, Arkansas                           2,511                 1983                 1986         35 Years
Tri-State Rehabilitation Hospital
           Evansville, Indiana                                   2,428                 1993                 1989         40 Years
Kindred Hospital Chicago Central
           Chicago, Illinois                                     4,566                 1993                 1986         25 Years
Fresno-Herndon Medical Plaza
           Fresno, California                                      833                 1992                 1994         45 Years
Family Doctor's Medical Office Building
           Shreveport, Louisiana                                   284                 1991                 1995         45 Years
Kelsey-Seybold Clinic at King's Crossing                           225                 1995                 1995         45 Years
Professional Center at King's Crossing
           Kingwood, Texas                                         254                 1995                 1995         45 Years
Chesterbrook Academy
           Audubon, Pennsylvania                                   125                 1996                 1996         45 Years
Chesterbrook Academy
           New Britain, Pennsylvania                                94                 1991                 1996         45 Years
Chesterbrook Academy
           Uwchlan, Pennsylvania                                   102                 1992                 1996         45 Years
Chesterbrook Academy
           Newtown, Pennsylvania                                    95                 1992                 1996         45 Years
The Southern Crescent Center                                       631                 1994                 1996         45 Years
The Southern Crescent Center II
           Riverdale, Georgia                                      209                 1998                 1998         35 Years
The Cypresswood Professional Center
           Spring ,Texas                                           520                 1997                 1997         35 Years
Orthopaedic Specialists of Nevada Building
           Las Vegas, Nevada                                       142                 1999                 1999         25 Years
Sheffield Medical Building
           Atlanta, Georgia                                        880                 1999                 1999         25 Years
Medical Center of Western Connecticut - Bldg. 73
           Danbury, Connecticut                                    349                 2000                 2000         30 Years
                                                               -------
                       TOTALS                                  $43,432
                                                               =======

                     Universal Health Realty Income Trust
                     ------------------------------------
                             Notes to Schedule III
                             ---------------------
                               December 31, 2002
                               -----------------
                             (amount in thousands)

(1)  Reconciliation of Real Estates Properties

The following table reconciles the Real Estate Properties from January 1, 1999 to December 31, 2001:

                                                                   2001               2000                 1999
                                                              -------------       -------------       -------------
       Balance at January 1                                   $    182,172        $    177,920        $    163,932
       Additions and acquisitions                                      475               9,702              16,639
       SFAS 121 asset write-down                                        --                  --              (2,581)
       Reclasses from construction in progress                          --               1,240                  --
       Dispositions                                                     --              (6,690)                (70)
                                                              -------------       -------------       -------------
       Balance at December 31                                 $    182,647        $    182,172        $    177,920
                                                              =============       =============       =============

(2)  Reconciliation of Accumulated Depreciation

The following table reconciles the Accumulated Depreciation from January 1, 1999 to December 31, 2001:

                                                                  2001               2000                1999
                                                              -------------       -------------       -------------
       Balance at January 1                                   $     39,080        $     37,800        $     34,006
       Current year depreciation expense                             4,352               4,414               3,832
       Dispositions                                                     --              (3,134)                (38)
                                                              -------------       -------------       -------------
       Balance at December 31                                 $     43,432        $     39,080        $     37,800
                                                              =============       =============       =============

The aggregate cost basis and net book value of the properties for Federal income tax purposes at December 31, 2001 are approximately $167,000,000 and $124,000,000, respectively.