Form 10-Q
period 2002-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2002-05-13
CIK 798783

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
             ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission file number 1-9321

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of common shares of beneficial interest outstanding at April 30, 2002 - 11,684,833


================================================================================

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                    I N D E X

PART I.  FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.  Financial Statements

Consolidated Statements of Income
     Three Months Ended - March 31, 2002 and 2001 .....................               3

Consolidated Balance Sheets -- March 31, 2002
     and December 31, 2001 ............................................               4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2002 and 2001 .......................               5

Notes to Consolidated Financial Statements ............................    6 through 10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................   11 through 13

PART II.  OTHER INFORMATION AND SIGNATURE .............................       14 and 15

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


                                                                                            Three Months
                                                                                          Ended March 31,
                                                                                    ----------------------------
                                                                                       2002              2001
                                                                                    ----------        ----------
Revenues (Note 2):
------------------

     Base rental - UHS facilities                                                    $ 3,253           $ 3,253
     Base rental - Non-related parties                                                 2,880             2,764
     Bonus rental - UHS facilities                                                       993               868
                                                                                  -----------       -----------
                                                                                       7,126             6,885
                                                                                  -----------       -----------


Expenses:
---------

     Depreciation & amortization                                                       1,109             1,103
     Interest expense                                                                    621             1,445
     Advisory fees to UHS                                                                343               336
     Other operating expenses                                                            826               762
                                                                                  -----------       -----------
                                                                                       2,899             3,646
                                                                                  -----------       -----------

     Income before equity in LLCs and other items                                      4,227             3,239

     Equity in income of limited liability companies                                     860               822
     Gain on LLC's sale of real property                                               1,179                 0
     Gain on derivatives                                                                  12                79

                                                                                  -----------       -----------
               Net Income                                                            $ 6,278           $ 4,140
                                                                                  ===========       ===========


          Net Income per share - Basic                                               $  0.54           $  0.46
                                                                                  ===========       ===========

          Net Income per share - Diluted                                             $  0.53           $  0.46
                                                                                  ===========       ===========

Weighted average number of shares outstanding - Basic                                 11,679             8,986
Weighted average number of share equivalents                                              57                40
                                                                                  -----------       -----------
Weighted average number of shares and equivalents outstanding - Diluted               11,736             9,026
                                                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      ------------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                          (dollar amounts in thousands)
                                  (unaudited)


                                                                                March 31,             December 31,
Assets:                                                                            2002                   2001
-------                                                                       -------------         ----------------
Real Estate Investments:
     Buildings and improvements                                                 $ 159,729              $ 159,718
     Accumulated depreciation                                                     (44,528)               (43,432)
                                                                             -------------          -------------
                                                                                  115,201                116,286
     Land                                                                          22,929                 22,929
                                                                             -------------          -------------
          Net Real Estate Investments                                             138,130                139,215
                                                                             -------------          -------------

Investments in limited liability companies ("LLCs")                                45,766                 46,939

Other Assets:
     Cash                                                                             468                    629
     Bonus rent receivable from UHS                                                 1,014                    898
     Rent receivable from non-related parties                                          77                    100
     Deferred charges and other assets, net                                           110                    123
                                                                             -------------          -------------
                                                                                $ 185,565              $ 187,904
                                                                             =============          =============

Liabilities and Shareholders' Equity:

Liabilities:
     Bank borrowings                                                            $  28,862              $  31,986
     Note payable to UHS                                                            1,446                  1,446
     Accrued interest                                                                 322                    330
     Accrued expenses and other liabilities                                         3,065                  3,702
     Tenant reserves, escrows, deposits and prepaid rents                             477                    363

     Minority interest                                                                 40                     43

Shareholders' Equity:
     Preferred shares of beneficial interest,
          $.01 par value; 5,000,000 shares authorized;
          none outstanding                                                             --                     --
     Common shares, $.01 par value;
          95,000,000 shares authorized; issued
          and outstanding: 2002 - 11,684,332
          2001 -11,678,816                                                            117                    117
     Capital in excess of par value                                               184,412                184,277
     Cumulative net income                                                        181,313                175,035
     Accumulated other comprehensive loss
          on cash flow hedges                                                      (1,729)                (2,183)
     Cumulative dividends                                                        (212,760)              (207,212)
                                                                             -------------          -------------
               Total Shareholders' Equity                                         151,353                150,034
                                                                             -------------          -------------
                                                                                $ 185,565              $ 187,904
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

                      Universal Health Realty Income Trust
                      ------------------------------------
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                        (amounts in thousands, unaudited)


                                                                                          Three months ended March 31,
                                                                                         ------------------------------
                                                                                           2002                  2001
                                                                                         --------              --------
Cash flows from operating activities:
     Net income                                                                          $ 6,278               $ 4,140
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation & amortization                                                      1,109                 1,103
          Gain on derivatives                                                                (12)                  (79)
          Gain on LLC's sale of real property                                             (1,179)                   --
     Changes in assets and liabilities:
          Rent receivable                                                                    (93)                  (45)
          Accrued expenses & other liabilities                                              (172)                   (2)
          Tenant escrows, deposits & deferred rents                                          114                    30
          Accrued interest                                                                    (8)                  (64)
          Deferred charges & other                                                            15                    (6)
                                                                                        ---------             ---------
             Net cash provided by operating activities                                     6,052                 5,077
                                                                                        ---------             ---------

Cash flows from investing activities:
     Investments in limited liability companies ("LLCs")                                    (979)                   --
     Cash received for share of LLC's sale of real property                                2,514                    --
     Advances received from (made to) LLC's, net                                             175                  (200)
     Acquisitions and additions to land, buildings and CIP                                   (11)                 (213)
     Cash distributions in excess of income from LLCs                                        628                   437
                                                                                        ---------             ---------
             Net cash provided by investing activities                                     2,327                    24
                                                                                        ---------             ---------

Cash flows from financing activities:
     Net repayments on revolving credit facility                                          (3,101)                 (902)
     Repayments of mortgage notes payable                                                    (23)                  (21)
     Dividends paid                                                                       (5,548)               (4,177)
     Issuance of shares of beneficial interest                                               132                    90
                                                                                        ---------             ---------
             Net cash used in financing activities                                        (8,540)               (5,010)
                                                                                        ---------             ---------

     (Decrease) increase in cash                                                            (161)                   91
     Cash, beginning of period                                                               629                   294
                                                                                        ---------             ---------
Cash, end of period                                                                      $   468               $   385
                                                                                        =========             =========

Supplemental disclosures of cash flow information:

                  Interest paid                                                          $   629               $ 1,482
                                                                                        =========             =========


See accompanying notes to these condensed financial statements.

                      UNIVERSAL HEALTH REALTY INCOME TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

(1) General

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

In this Quarterly Report on Form 10-Q, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2) Relationship with Universal Health Services, Inc.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2002, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust, subject to UHS of Delaware, Inc. agreeing to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $343,000 and $336,000 for the three month periods ended March 31, 2002 and 2001, respectively.

During the first three months of 2002 and 2001, approximately 60% for both periods, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility's net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

UHS owned approximately 6.6% percent of the Trust's outstanding shares of beneficial interest as of March 31, 2002. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.


(3) Dividends

A dividend of $.475 per share or $5.5 million in the aggregate was declared by the Board of Trustees on March 8, 2002 and was paid on March 29, 2002 to shareholders of record as of March 18, 2002.

(4) Financial Instruments

Cash Flow Hedges

During the three month periods ended March 31, 2002 and 2001, the Trust recorded in other comprehensive income ("OCI"), income/(loss) of $454,000 and ($920,000), respectively, to recognize the change in fair value of all derivates that are designated as cash flow hedging instruments. The income/losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. Assuming market rates remain unchanged from March 31, 2002, it is expected that $1.2 million of net losses in OCI will be reclassified into earnings within the next twelve months. The Trust also recorded income of $12,000 and $79,000 for the three month periods ended March 31, 2002 and 2001, respectively, in current earnings to recognize the ineffective portion of the cash flow hedging instruments. The maximum amount of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006. As of March 31, 2002, the Trust was not party to any derivative contracts designated as fair value hedges.

(5) New Accounting Standards

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The adoption of this Statement did not have a material effect on the Trust's financial statements.


(6) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows:


                                                                            Three Months Ended
                                                                            ------------------
                                                                                March 31,
                                                                                ---------
                                                                           2002           2001
                                                                           ----           ----
Net income                                                               $ 6,278        $ 4,140
Other comprehensive income (loss):
Cumulative effect of change in accounting
   principle (SFAS No. 133) on other
   comprehensive income                                                     ----           (532)
Unrealized derivative gains (losses) on cash flow hedges                     454           (920)
                                                                         -------        -------
Comprehensive income                                                     $ 6,732        $ 2,688
                                                                         =======        =======


(7) Acquisitions and Dispositions

In January, 2002, the Trust received $2.5 million of cash for its share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. This transaction resulted in a book gain for the Trust of $1.2 million which is included in the Trust's first quarter of 2002 results of operations. This sale completed the like-kind exchange transaction whereby the LLC in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

(8) Summarized Financial Information of Equity Affiliates

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

Since inception through March 31, 2002, the Trust invested $54.4 million of cash in LLCs in which the Trust owns various non-controlling equity interests. The following tables present summarized unaudited financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of March 31, 2002:


                 Name of LLC            Ownership                Property Owned by LLC
                 ---------------        ---------                ---------------------
         DSMB Properties                 76%         Desert Samaritan Hospital MOBs
         DVMC Properties                 95%         Desert Valley Medical Center MOBs
         Parkvale Properties             60%         Maryvale Samaritan Hospital MOBs
         Suburban Properties             33%         Suburban Medical Center MOBs
         Litchvan Investments (a.)       89%         Papago Medical Office Building
         Paseo Medical Properties II     75%         Thunderbird Paseo Medical
                                                     Plaza I & II
         Willetta Medical Properties     95%         Edwards Medical Plaza
         DesMed                          99%         Desert Springs Medical Plaza
         PacPal Investments              95%         Pacifica Palms Medical Plaza
         RioMed Investments              80%         Rio Rancho Medical Center
         West Highland Holdings          48%         St. Jude Heritage Health Complex
         Santa Fe Scottsdale             95%         Santa Fe Professional Plaza
         Bayway Properties               75%         East Mesa Medical Center
         653 Town Center Drive (b.)      98%         Summerlin Hospital MOB
         575 Hardy Investors             67%         Centinela Medical Building Complex
         653 Town Center Phase II (b.)   98%         Summerlin Hospital MOB II
         23560 Madison                   95%         Skypark Professional Medical Building
         Brunswick Associates            74%         Mid Coast Hospital MOB
         Deerval Properties (c.)         80%         Deer Valley Medical Office II


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

(c.) As of March 31, 2002, the Trust has invested $45,000 in the Deer Valley Medical Office II project. The Trust has committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in a LLC that will construct and own a medical office building in Phoenix, Arizona, scheduled to be completed and opened during the second quarter of 2002.

                                               March 31,          December 31,
                                          ------------------------------------
                                                 2002                 2001
                                          ------------------------------------
                                                  (amounts in thousands)
   Net property                                $156,814             $158,109
   Other assets                                   9,444               16,428
   Liabilities and third-party debt             120,213              123,820
   Equity                                        46,045               50,717
   UHT's share of equity                         45,766               46,939


As of March 31, 2002, these LLCs had approximately $118.1 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                            2002                         2001
                                      -----------------------------------------
                                                 (amounts in thousands)
   Revenues                               $7,453                       $5,183
   Expenses                                6,455                        4,224
   Net income                                998  (d.)                    959
   UHT's share of net income                 860  (d.)                    822


(d.) Excludes the $1,179,000 gain on a LLC's sale of real property resulting from the Papago Medical Park/Samaritan West Valley Medical Center like-kind exchange which was completed during the first quarter of 2002, as mentioned above in footnote (a.).

(9) Segment Reporting

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, which constitute "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust's or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust's revenues are dependent on one operator, Universal Health Services, Inc., ("UHS"); a substantial portion of the Trust's leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust's ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust's facilities, and other factors referenced in the Trust's 2001 Form 10-K or herein. Additionally, the operators of the Trust's facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The Trust has investments in forty-one facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The first quarter dividend of $.475 per share or $5.5 million in the aggregate was paid on March 29, 2002.

For the quarters ended March 31, 2002 and 2001, net income totaled $6.3 million and $4.1 million or $.53 and $.46 per diluted share, on net revenues of $7.1 million and $6.9 million, respectively. The March 31, 2002 net income per diluted share reflects the weighted effect of 2.6 million new shares of beneficial interest issued in June, 2001. Additionally, included in the net income per diluted share for the first quarter ended March 31, 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

The 4% or $241,000 increase in net revenues during the 2002 first quarter as compared to the 2001 quarter was due primarily to a $116,000 increase in base rental revenue from non-related parties (primarily attributable to reimbursement for expenses associated with medical office buildings) as well as a $125,000 increase in bonus rental revenue from UHS facilities.

Interest expense decreased 57% or $824,000 during the three month period ended March 31, 2002 as compared to the comparable prior year quarter. This reduction in interest expense was due primarily to a reduction in the average outstanding borrowings resulting primarily from the repayment of debt using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001.

Other operating expenses increased $64,000 or 8% during the first quarter of 2002 as compared to the comparable prior year period. Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $632,000 for the three months ended March 31, 2002 and $569,000 for the three months ended March 31, 2001. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and therefore are included as revenues in the Trust's statements of income.

Included in the Trust's financial results for the three months ended March 31, 2002 and 2001 was $860,000 and $822,000, respectively, of income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see
Note 8 to the Consolidated Financial Statements). Also included in the Trust's financial results during the 2002 first quarter was a $1.2 million gain on a LLC's sale of real property resulting from the sale of the Samaritan West Valley Medical Center in January of 2002.

The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard resulted in gains on derivatives of $12,000 for the three months ended March 31, 2002 and $79,000 for the three months ended March 31, 2001.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated investments and unconsolidated investments less the Trust's share of a gain on a LLC's sale of real property (during the 2002 first quarter) and gain on derivatives, increased 18% to $7.1 million for the three months ended March 31, 2002, as compared to $6.0 million in the comparable prior year quarter. FFO may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flows as a measure of liquidity. In June, 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility thereby decreasing interest expense and increasing FFO during the three month period ended March 31, 2002 as compared to the comparable prior year quarter.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2002 and $5.1 million for the three months ended March 31, 2001. The $975,000 net favorable change during the first quarter of 2002 as compared to the comparable prior year quarter was primarily attributable to a $1.0 million favorable change in net income plus or minus the non-cash adjustments (depreciation and amortization, gain on derivatives and the Trust's share of a gain on a LLC's sale of real property). This increase was caused primarily by a $824,000 reduction in interest expense during the 2002 first quarter as compared to the comparable prior year quarter due to a repayment of borrowings under the Trust's revolving credit agreement using the proceeds generated from the issuance of 2.6 million newly issued shares of beneficial interest in June, 2001.

During the first three months of 2002, the $6.1 million of cash generated from operating activities, the $628,000 of cash distributions received in excess of income from the Trust's investments in various LLCs in which the Trust owns a non-controlling interest and the $2.5 million of cash received as a result of a LLC's sale of real property were used primarily to: (i) repay debt ($3.1 million); (ii) fund additional net investments to various LLCs in which the Trust owns a non-controlling interest ($804,000), and; (iii) pay dividends ($5.5 million).

During the first three months of 2001, the $5.1 million of cash generated from operating activities and the $437,000 of cash distributions received in excess of income from the Trust's investments in various LLCs in which the Trust owns a non-controlling interest were used primarily to: (i) repay debt ($923,000); (ii) advances made to a LLC in which the Trust owns a non-controlling interest ($200,000); (iii) finance capital expenditures ($213,000), and; (iv) pay dividends ($4.2 million).

As of March 31, 2002, the Trust had approximately $70 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement, net of $5 million of letters of credit outstanding against the agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures in 2002. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

Date:  May 13, 2002                  UNIVERSAL HEALTH REALTY INCOME TRUST
                                       (Registrant)

                                         /s/ Kirk E. Gorman
                                       ----------------------------------
                                        Kirk E. Gorman, President,
                                        Chief Financial Officer, Secretary and
                                        Trustee

                                        (Principal Financial Officer and Duly
                                        Authorized Officer.)