Form 10-Q
period 2002-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2002-08-13
CIK 798783

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
         (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Number of common shares of beneficial interest outstanding at July 31, 2002 - 11,690,173





================================================================================

                      UNIVERSAL HEALTH REALTY INCOME TRUST

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
Item 1.  Financial Statements

Consolidated Statements of Income
     Three and Six Months Ended - June 30, 2002 and 2001 ............................... 3

Consolidated Balance Sheets -- June 30, 2002
     and December 31, 2001 ............................................................. 4

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2002 and 2001 ........................................... 5

Notes to Consolidated Financial Statements ............................. 6, 7, 8, 9 and 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ........................................ 11, 12 and 13

PART II.  OTHER INFORMATION ........................................................... 14

SIGNATURES ............................................................................ 15

                          Part I. Financial Information
                      Universal Health Realty Income Trust
                        Consolidated Statements of Income
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                               Three Months                   Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                       ---------------------------   -----------------------------
                                                                           2002           2001            2002            2001
                                                                       ------------   ------------   -------------   -------------
Revenues (Note 2):

   Base rental - UHS facilities                                             $3,253         $3,253          $6,506          $6,506
   Base rental - Non-related parties                                         2,877          2,795           5,757           5,559
   Bonus rental - UHS facilities                                             1,034            811           2,027           1,679
                                                                       ------------   ------------   -------------   -------------
                                                                             7,164          6,859          14,290          13,744
                                                                       ------------   ------------   -------------   -------------


Expenses:

   Depreciation & amortization                                               1,107          1,087           2,216           2,190
   Interest expense                                                            615          1,173           1,236           2,618
   Advisory fees to UHS                                                        343            331             686             667
   Other operating expenses                                                    786            806           1,612           1,568
                                                                       ------------   ------------   -------------   -------------
                                                                             2,851          3,397           5,750           7,043
                                                                       ------------   ------------   -------------   -------------

   Income before equity in LLCs and other items                              4,313          3,462           8,540           6,701

   Equity in income of limited liability companies                             885            877           1,745           1,699
   Gain on LLC's sale of real property                                          --             --           1,179              --
   (Loss)/Gain on derivatives                                                  (19)           (36)             (7)             43
                                                                       ------------   ------------   -----------------------------
                             Net Income                                     $5,179         $4,303         $11,457          $8,443
                                                                       ============   ============   =============================


                    Net Income per share - Basic                             $0.44          $0.44           $0.98           $0.90
                                                                       ============   ============   =============   =============

                   Net Income per share - Diluted                            $0.44          $0.44           $0.98           $0.90
                                                                       ============   ============   =============   =============

   Weighted average number of shares outstanding - Basic                    11,685          9,682          11,682           9,334
   Weighted average number of share equivalents                                 59             49              58              44
                                                                       ------------   ------------   -------------   -------------
   Weighted average number of shares and equivalents outstanding -
      Diluted                                                               11,744          9,731          11,740           9,378
                                                                       ============   ============   =============   =============

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                           Consolidated Balance Sheets
                          (dollar amounts in thousands)
                                   (unaudited)

                                                                                        June 30,                  December 31,
Assets:                                                                                   2002                        2001
-------                                                                            -------------------         -------------------
Real Estate Investments:
       Buildings and improvements                                                            $159,729                    $159,718
       Accumulated depreciation                                                               (45,622)                    (43,432)
                                                                                   -------------------         -------------------
                                                                                              114,107                     116,286
       Land                                                                                    22,929                      22,929
                                                                                   -------------------         -------------------
                      Net Real Estate Investments                                             137,036                     139,215
                                                                                   -------------------         -------------------

Investments in limited liability companies ("LLCs")                                            46,920                      46,939

Other Assets:
       Cash                                                                                       629                         629
       Bonus rent receivable from UHS                                                           1,032                         898
       Rent receivable from non-related parties                                                    29                         100
       Deferred charges and other assets, net                                                     108                         123
                                                                                   -------------------         -------------------
                                                                                             $185,754                    $187,904
                                                                                   ===================         ===================

Liabilities and Shareholders' Equity:
-------------------------------------

Liabilities:
       Bank borrowings                                                                        $30,739                     $31,986
       Note payable to UHS                                                                         --                       1,446
       Accrued interest                                                                           329                         330
       Accrued expenses and other liabilities                                                   3,750                       3,702
       Tenant reserves, escrows, deposits and prepaid rents                                       451                         363

       Minority interest                                                                           36                          43

Shareholders' Equity:
       Preferred shares of beneficial interest,
             $.01 par value; 5,000,000 shares authorized;
             none outstanding                                                                      --                          --
       Common shares, $.01 par value;
             95,000,000 shares authorized; issued
             and outstanding: 2002 - 11,690,083
             2001 -11,678,816                                                                     117                         117
       Capital in excess of par value                                                         184,558                     184,277
       Cumulative net income                                                                  186,492                     175,035
       Accumulated other comprehensive loss
          on cash flow hedges                                                                  (2,349)                     (2,183)
       Cumulative dividends                                                                  (218,369)                   (207,212)
                                                                                   -------------------         -------------------
                       Total Shareholders' Equity                                             150,449                     150,034
                                                                                   -------------------         -------------------
                                                                                             $185,754                    $187,904
                                                                                   ===================         ===================

The accompanying notes are an integral part of these financial statements.

                      Universal Health Realty Income Trust
                      Consolidated Statements of Cash Flows
                        (amounts in thousands, unaudited)

                                                                                    Six months ended June 30,
                                                                         --------------------------------------------------
                                                                              2002                           2001
                                                                         --------------                  ------------
Cash flows from operating activities:
   Net income                                                                  $11,457                        $8,443
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation & amortization                                                 2,216                         2,190
     Loss/(gain) on derivatives                                                      7                           (43)
   Changes in assets and liabilities:
     Rent receivable                                                               (63)                          130
     Accrued expenses & other liabilities                                         (126)                           15
     Tenant escrows, deposits & prepaid rents                                       88                             5
     Accrued interest                                                               (1)                          (77)
     Deferred charges & other                                                        9                           (48)
                                                                         --------------                  ------------
         Net cash provided by operating activities                              13,587                        10,615
                                                                         --------------                  ------------

Cash flows from investing activities:
     Investments in limited liability companies ("LLCs")                        (3,144)                       (2,149)
     Cash received in excess of gain on LLC's sale of real property              1,335                           -
     Advances received from (made to) LLC's, net                                   700                          (100)
     Acquisitions and additions to land and buildings                              (11)                         (334)
     Cash distributions in excess of income from LLCs                            1,106                           735
                                                                         --------------                  ------------
         Net cash provided by (used in) investing activities                       (14)                       (1,848)
                                                                         --------------                  ------------

Cash flows from financing activities:
     Net repayments on revolving credit facility                                (1,202)                      (52,203)
     Repayments of mortgage notes payable                                          (45)                          (41)
     Repayment of note payable to UHS                                           (1,446)                          -
     Dividends paid                                                            (11,157)                       (9,577)
     Issuance of shares of beneficial interest                                     277                        54,311
                                                                         --------------                  ------------
         Net cash used in financing activities                                 (13,573)                       (7,510)
                                                                         --------------                  ------------

     Increase in cash                                                              -                           1,257
     Cash, beginning of period                                                     629                           294
                                                                         --------------                  ------------
Cash, end of period                                                               $629                        $1,551
                                                                         ==============                  ============

Supplemental disclosures of cash flow information:
                   Interest paid                                                $1,237                        $2,647
                                                                         ==============                  ============

See accompanying notes to these condensed financial statements.

                      UNIVERSAL HEALTH REALTY INCOME TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)
(1)  General

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

In this Quarterly Report on Form 10-Q, the term "revenues" does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2) Relationship with Universal Health Services, Inc.

UHS of Delaware, Inc. (the "Advisor"), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the "Advisory Agreement"). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor's performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust's officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2002, the Trustees awarded a $50,000 bonus to the President, Chief Financial Officer, Secretary and Trustee of the Trust conditional upon UHS of Delaware, Inc. agreeing to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $343,000 and $331,000 for the three months ended June 30, 2002 and 2001, respectively, and $686,000 and $667,000 for the six month periods ended June 30, 2002 and 2001, respectively.

Approximately 60% and 59% for the three month periods ended June 30, 2002 and 2001, respectively, and 60% for both six month periods ended June 30, 2002 and 2001, of the Trust's consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. ("UHS"). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility's net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

UHS owned approximately 6.6% percent of the Trust's outstanding shares of beneficial interest as of June 30, 2002. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3) Dividends

A dividend of $.48 per share or $5.6 million in the aggregate was declared by the Board of Trustees on June 3, 2002 and was paid on June 28, 2002 to shareholders of record as of June 14, 2002.

(4) Financial Instruments

Cash Flow Hedges
During the three month periods ended June 30, 2002 and 2001, the Trust recorded in other comprehensive income ("OCI"), income/(loss) of ($620,000) and $164,000, respectively, and ($166,000) and ($756,000) for the six month periods ended June 30, 2002 and 2001, respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The income/(losses) are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from June 30, 2002, it is expected that $1.4 million of net losses in OCI will be reclassified into earnings within the next twelve months. The Trust also recorded income/(loss) of ($19,000) and ($36,000) for the three month periods ended June 30, 2002 and 2001, respectively, and ($7,000) and $43,000 for the six month periods ended June 30, 2002 and 2001, respectively, in current earnings to recognize the ineffective portion of the cash flow hedging instruments. The maximum amount of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006. As of June 30, 2002, the Trust was not party to any derivative contracts designated as fair value hedges.

(5) New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Trust. Management does not believe that this Statement will have a material effect on the Trust's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective January 1, 2002 for the Trust. The adoption of this Statement did not have a material effect on the Trust's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management does not believe that this Statement will have a material effect on the Trust's financial statements.

(6) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows:

                                                                 Three Months Ended                   Six Months Ended
                                                                 ------------------                   ----------------
                                                                      June 30,                            June 30,
                                                                      --------                            --------
                                                                2002             2001              2002             2001
                                                                ----             ----              ----             ----
Net income                                                        $5,179           $4,303           $11,457            $8,443

Other comprehensive income (loss):
Cumulative effect of change in accounting
  Principle (SFAS 133) on other
  Comprehensive income                                               ---              ---               ---              (532)
Unrealized derivative gains/(losses) on cash
  flow hedges                                                       (620)             164              (166)             (756)
                                                            -------------    -------------     -------------    --------------
Comprehensive income                                              $4,559           $4,467           $11,291            $7,155
                                                            =============    =============     =============    ==============

(7) Summarized Financial Information of Equity Affiliates

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

Since inception through June 30, 2002, the Trust invested $56 million of cash in LLCs in which the Trust owns various non-controlling equity interests. The following table represents summarized financial information of the limited liability companies ("LLCs") accounted for by the equity method. Amounts presented include investments in the following LLCs as of June 30, 2002:

           Name of LLC                      Ownership          Property Owned by LLC
           ------------------               ---------          ----------------------
         DSMB Properties                        76%         Desert Samaritan Hospital MOBs
         DVMC Properties                        95%         Desert Valley Medical Center MOBs
         Parkvale Properties                    60%         Maryvale Samaritan Hospital MOBs
         Suburban Properties                    33%         Suburban Medical Center MOBs
         Litchvan Investments (a.)              89%         Papago Medical Office Building
         Paseo Medical Properties II            75%         Thunderbird Paseo Medical Plaza I & II
         Willetta Medical Properties            95%         Edwards Medical Plaza
         DesMed                                 99%         Desert Springs Medical Plaza
         PacPal Investments                     95%         Pacifica Palms Medical Plaza
         RioMed Investments                     80%         Rio Rancho Medical Center
         West Highland Holdings                 48%         St. Jude Heritage Health Complex
         Santa Fe Scottsdale                    95%         Santa Fe Professional Plaza
         Bayway Properties                      75%         East Mesa Medical Center
         653 Town Center Drive (b.)             98%         Summerlin Hospital MOB
         575 Hardy Investors                    67%         Centinela Medical Building Complex
         653 Town Center Phase II (b.)          98%         Summerlin Hospital MOB II
         23560 Madison                          95%         Skypark Professional Medical Building
         Brunswick Associates                   74%         Mid Coast Hospital MOB
         Deerval Properties (c.)                90%         Deer Valley Medical Office II

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

(c.) As of June 30, 2002, the Trust invested $1.6 million in the Deer Valley Medical Office II project. The Trust has committed to invest a total of $2.8 million, $1.2 million of which is expected to be funded during the remainder of 2002. The Trust has a 90% non-controlling interest in the LLC that developed and owns this medical office building which is located in Phoenix, Arizona, and was opened during the second quarter of 2002.

                                                            June 30,        December 31,
                                                          ------------------------------------
                                                                2002                2001
                                                          ------------------------------------
                                                                 (amounts in thousands)
   Net property                                               $158,006             $158,109
   Other assets                                                  9,359               16,428
   Liabilities and third-party debt                            119,893              123,820
   Equity                                                       47,472               50,717
   UHT's share of equity                                        46,920               46,939

As of June 30, 2002, these LLCs had approximately $115.4 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

                                                 Three Months                         Six Months
                                                Ended June 30,                       Ended June 30,
                                       ----------------------------------------------------------------------
                                                  2002             2001            2002             2001
                                       ----------------------------------------------------------------------
   LLCs':                                     (amounts in thousands)
   -----------------------------------
   Revenues                                     $7,411           $5,613         $14,770          $10,610
   Expenses                                      6,286            4,634          12,671            8,722
                                       ------------------------------------------------------------------
   Income from continuing operations             1,125              979           2,099            1,888
   Income from discontinued
     operations                                     --               49              25               99
   Gain on disposal                                 --               --           1,346               --
                                        -----------------------------------------------------------------
   Total net income                             $1,125           $1,028          $3,470           $1,987
                                        =================================================================

   UHT's share of:
   ------------------------------------
   Income from continuing operations              $885             $833          $1,724           $1,611
   Income from discontinued operations              --               44              21               88
   Gain on disposal                                 --               --           1,179               --
                                        -----------------------------------------------------------------
   Total net income                               $885             $877          $2,924           $1,699
                                        =================================================================

(8) Segment Reporting

The Trust has only one service, leasing of healthcare and human service facilities, and all revenues from external customers relate to the same service. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not applicable to the Trust.

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

The second quarter dividend of $.48 per share or $5.6 million in the aggregate was paid on June 28, 2002.

For the quarters ended June 30, 2002 and 2001, net income totaled $5.2 million and $4.3 million or $.44 per share (basic and diluted) for both periods, on net revenues of $7.2 million and $6.9 million, respectively. For the six months ended June 30, 2002 and 2001, net income totaled $11.5 million and $8.4 million or $.98 and $.90 per share (basic and diluted) on net revenues of $14.3 million and $13.7 million, respectively. The net income per diluted share for the 2002 periods mentioned above reflect the full effect of 2.6 million new shares of beneficial interest issued in June, 2001. Additionally, included in the net income per diluted share for the six month period ended June 30, 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

The $305,000 and $546,000 increases in net revenues during the three and six month periods ended June 30, 2002, respectively, as compared to the comparable 2001 periods were due primarily to increases in bonus rental revenue from UHS facilities of $223,000 and $348,000, respectively. Also contributing to the increase in net revenues during the 2002 periods as compared to the comparable 2001 periods were increases in rental revenue from non-related parties of $82,000 and $198,000, respectively, primarily attributable to reimbursement for expenses associated with medical office buildings.

For the three and six month periods ended June 30, 2002, interest expense decreased 48% or $558,000 and 53% or $1.4 million, respectively, as compared to the comparable prior year periods. The reduction in interest expense was due primarily to a reduction in the average outstanding borrowings resulting primarily from the repayment of debt using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001.

Included in the Trust's other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $590,000 and $613,000 for the three month periods ended June 30, 2002 and 2001, respectively, and $1.2 million in each of the six month periods ended June 30, 2002 and 2001. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and therefore are included as revenues in the Trust's statements of income.

Included in the Trust's financial results was income generated from the Trust's ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 7 to the Consolidated Financial Statements) amounting to $885,000 and $877,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.7 million for each of the six months ended June 30, 2002 and 2001. Also included in the Trust's financial results during the six month period ended June 30, 2002 was the Trust's share ($1.2 million) of a gain on the sale of the Samaritan West Valley Medical Center in January, 2002.

The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard resulted in gains/(losses) on derivatives of ($19,000) and ($36,000) for the three month periods ended June 30, 2002 and 2001, respectively, and ($7,000) and $43,000 for the six month periods ended June 30, 2002 and 2001, respectively.

Funds from operations ("FFO"), which is the sum of net income plus depreciation expense for consolidated and unconsolidated investments less the Trust's share of a gain on a LLC's sale of real property ($1.2 million recorded during the 2002 first quarter) plus or minus gains/losses on derivatives, increased 16% to $7.2 million for the three months ended June 30, 2002, and increased 17% to $14.3 million for the six months ended June 30, 2002 as compared to the comparable prior year periods. In June, 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust's $100 million revolving credit facility thereby decreasing interest expense and increasing FFO during the three and six month periods ended June 30, 2002 as compared to the comparable prior year periods.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2002 and $10.6 million for the six months ended June 30, 2001. The $3.0 million net favorable change during the first six months of 2002 as compared to the comparable prior year period was primarily attributable to a $3.0 million increase in net income resulting from a $1.4 million reduction in interest expense (as mentioned above), a $1.2 million gain recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona and a $348,000 increase in bonus rental revenues from UHS facilities.

During the first six months of 2002, the Trust had net cash inflows of $17.0 million consisting of: (i) $13.6 million of cash generated from operating activities; (ii) $1.1 million of cash distributions received in excess of income from the Trust's investments in various LLCs in which the Trust owns a non-controlling interest; (iii) $1.3 million of cash received in excess of a gain as a result of a LLC's sale of real property; (iv) $700,000 of cash received from various LLCs for loan repayments; and, (v) $300,000 of dividend reinvestment proceeds. This $17.0 million of cash was used primarily to: (i) fund additional net investments to various LLCs in which the Trust owns a non-controlling interest ($3.1 million); (ii) repay debt ($2.7 million), and;
(iii) pay dividends ($11.2 million).

During the first six months of 2001, the $10.6 million of cash generated from operating activities, the $735,000 of cash distributions received in excess of income from the Trust's investments in various LLCs in which the Trust owns a non-controlling interest, and the $54.3 million of net proceeds generated from the issuance of 2.6 million shares of beneficial interest were used primarily to: (i) repay debt ($52.2 million); (ii) invest in LLCs in which the Trust owns various non-controlling interests ($2.2 million), and; (iii) pay dividends ($9.6 million).

As of June 30, 2002, the Trust had approximately $69 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement, net of $5 million of letters of credit outstanding against the agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

                           PART II. OTHER INFORMATION
                      UNIVERSAL HEALTH REALTY INCOME TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2002. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

(a.) The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust (the "Trust") at the Annual Meeting of Shareholders on June 3, 2002.

(b.) Not applicable.

(c.) At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust's shareholders, were approved by the votes indicated:

     Election by holders of Trust shares of three Class I Trustees

                             Alan B. Miller    Myles  H. Tanenbaum    Elliot J.Sussman, M.D.
                             --------------    -------------------    ----------------------
     Votes cast in favor         10,527,995             10,652,005                10,655,835
     Votes withheld                 174,823                 50,814                    46,984

(d.) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     None

(b) Report on Form 8-K dated June 18, 2002, reported under Item 4, Changes in Registrant's Certifying Accountant, that Universal Health Realty Income Trust (the "Trust") informed its independent accountants, Arthur Andersen LLP, that they would be dismissed effective as of June 18, 2002 and that the Trust retained KPMG LLP as its independent accountants, effective as of June 18, 2002.

All other items of this report are inapplicable.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2002            UNIVERSAL HEALTH REALTY INCOME TRUST
                                               (Registrant)




                                        /s/ Alan B. Miller
                                       -----------------------------------------
                                       Alan B. Miller, Chairman of the Board
                                       and Chief Executive Officer

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