Form 10-Q
period 2002-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2002-11-13
CIK 798783

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of Incorporation or Organization)	23-6858580 (I. R. S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER 367 SOUTH GULPH ROAD KING OF PRUSSIA, PENNSYLVANIA (Address of principal executive offices)	19406 (Zip Code)

Registrant’s telephone number, including area code (610) 265-0688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of common shares of beneficial interest outstanding at October 31, 2002 – 11,694,166

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

SIGNATURES	16

CERTIFICATIONS	17 and 18

Part I. Financial Information
Universal Health Realty Income Trust
Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues (Note 2):

Base rental - UHS facilities	$3,253	$3,253	$9,759	$9,759
Base rental - Non-related parties	2,781	2,744	8,538	8,303
Bonus rental - UHS facilities	1,043	893	3,070	2,572

	7,077	6,890	21,367	20,634

Expenses:

Depreciation & amortization	1,108	1,101	3,324	3,291
Interest expense	583	616	1,819	3,234
Advisory fees to UHS	350	334	1,036	1,001
Other operating expenses	815	759	2,427	2,327

	2,856	2,810	8,606	9,853

Income before equity in LLCs and other items	4,221	4,080	12,761	10,781

Equity in income of limited liability companies	919	868	2,664	2,567
Gain on LLC’s sale of real property	—	—	1,179	—
Loss on derivatives	(36)	(71)	(43)	(28)

Net Income	$5,104	$4,877	$16,561	$13,320

Net Income per share - Basic	$0.44	$0.42	$1.42	$1.32

Net Income per share - Diluted	$0.43	$0.42	$1.41	$1.31

Weighted average number of shares outstanding - Basic	11,690	11,622	11,685	10,097
Weighted average number of share equivalents	70	57	62	49

Weighted average number of shares and equivalents outstanding - Diluted	11,760	11,679	11,747	10,146

The accompanying notes are an integral part of these financial statements.

Universal Health Realty Income Trust
Consolidated Balance Sheets
(dollar amounts in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

Assets:

Real Estate Investments:
Buildings and improvements	$159,734	$159,718
Accumulated depreciation	(46,716)	(43,432)

	113,018	116,286
Land	22,929	22,929

Net Real Estate Investments	135,947	139,215

Investments in limited liability companies (“LLCs”)	48,015	46,939

Other Assets:
Cash	593	629
Bonus rent receivable from UHS	1,032	898
Rent receivable from non-related parties	93	100
Deferred charges and other assets, net	95	123

	$185,775	$187,904

Liabilities and Shareholders’ Equity:

Liabilities:
Bank borrowings	$31,017	$31,986
Note payable to UHS	—	1,446
Accrued interest	280	330
Accrued expenses and other liabilities	4,932	3,702
Tenant reserves, escrows, deposits and prepaid rents	450	363

Minority interest	38	43

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2002 - 11,693,829 2001 - 11,678,816	117	117
Capital in excess of par value	184,657	184,277
Cumulative net income	191,596	175,035
Accumulated other comprehensive loss on cash flow hedges	(3,332)	(2,183)
Cumulative dividends	(223,980)	(207,212)

Total Shareholders’ Equity	149,058	150,034

	$185,775	$187,904

The accompanying notes are an integral part of these financial statements.

Universal Health Realty Income Trust
Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$16,561	$13,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,324	3,291
Loss on derivatives	43	28
Changes in assets and liabilities:
Rent receivable	(127)	50
Accrued expenses & other liabilities	37	181
Tenant escrows, deposits & prepaid rents	87	9
Accrued interest	(50)	(83)
Deferred charges & other	(7)	(29)

Net cash provided by operating activities	19,868	16,767

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”	(4,689)	(5,949)
Cash received in excess of gain on LLC’s sale of real property	1,335	—
Advances received from (made to) LLC's, net	700	(175)
Acquisitions and additions to land and buildings	(16)	(462)
Cash distributions in excess of income from LLCs	1,575	1,081

Net cash used in investing activities	(1,095)	(5,505)

Cash flows from financing activities:
Net repayments on revolving credit facility	(903)	(50,104)
Repayments of mortgage notes payable	(66)	(61)
Repayable of note payable to UHS	(1,446)	—
Dividends paid	(16,768)	(15,038)
Issuance of shares of beneficial interest	374	54,176

Net cash used in financing activities	(18,809)	(11,027)

(Decrease)/increase in cash	(36)	235
Cash, beginning of period	629	294

Cash, end of period	$593	$529

Supplemental disclosures of cash flow information:
Interest paid	$1,869	$3,249

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(unaudited)

(1)      General

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

(2)      Relationship with Universal Health Services, Inc.

UHS of Delaware, Inc. (the “Advisor”), serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2002. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust’s officers are all employees of UHS of Delaware, Inc., a wholly-owned subsidiary of UHS. In 2002, the Trustees awarded a $50,000 bonus to the President and Chief Financial Officer of the Trust conditional upon UHS of Delaware, Inc. agreeing to a $50,000 reduction in the annual advisory fee paid by the Trust. Advisory fees paid to UHS amounted to $350,000 and $334,000 for the three months ended September 30, 2002 and 2001, respectively, and $1,036,000 and $1,001,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

Approximately 61% and 60% for the three month periods ended September 30, 2002 and 2001, respectively, and 60% for both nine month periods ended September 30, 2002 and 2001, of the Trust’s consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

The lease with Chalmette Medical Center, a subsidiary of UHS, is scheduled to expire in March, 2003. The lessee has given the Trust the required notice to exercise its renewal option and extend the lease for another five-year term. The renewal rate is based upon the five year Treasury rate on March 29, 2003 plus a spread. Based upon the current Treasury rate, it is estimated that Chalmette’s annual base rental will be reduced by approximately $275,000.

UHS owned approximately 6.6% percent of the Trust’s outstanding shares of beneficial interest as of September 30, 2002. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3)      Dividends

A dividend of $.48 per share or $5.6 million in the aggregate was declared by the Board of Trustees on September 6, 2002 and was paid on September 30, 2002 to shareholders of record as of September 16, 2002.

(4)      Financial Instruments

Cash Flow Hedges

During the three month periods ended September 30, 2002 and 2001, the Trust recorded in other comprehensive income (“OCI”), losses of $983,000 and $1,151,000, respectively, and $1,149,000 and $1,907,000 for the nine month periods ended September 30, 2002 and 2001, respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The income/(losses) are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occurs. Assuming market rates remain unchanged from September 30, 2002, it is expected that approximately $1.4 million of net losses in OCI will be reclassified into earnings within the next twelve months. The Trust also recorded losses of $36,000 and $71,000 for the three month periods ended September 30, 2002 and 2001, respectively, and $43,000 and $28,000 for the nine month periods ended September 30, 2002 and 2001, respectively, in current earnings to recognize the ineffective portion of the cash flow hedging instruments. The maximum amount of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(5)      New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Trust. Management does not believe that this Statement will have a material effect on the Trust’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective January 1, 2002 for the Trust. The adoption of this Statement did not have a material effect on the Trust’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management does not believe that this Statement will have a material effect on the Trust’s financial statements.

(6)      Comprehensive Income

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$5,104	$4,877	$16,561	$13,320

Other comprehensive income (loss):
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	—	—	(532)
Unrealized derivative losses on cash flow hedges	(983)	(1,151)	(1,149)	(1,907)

Comprehensive income	$4,121	$3,726	$15,412	$10,881

(7)      Summarized Financial Information of Equity Affiliates

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Trust accounts for its investment in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust’s cost and subsequently adjusted for the Trust’s net equity in the net income, cash contributions and distributions of the investments.

Since inception through September 30, 2002, the Trust invested $57.6 million of cash in LLCs, in which the Trust owns various non-controlling equity interests, before reductions for cash distributions received from the LLCs.The following table represents summarized financial information of the limited liability companies (“LLCs”) accounted for by the equity method. Amounts presented include investments in the following LLCs as of September 30, 2002:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center MOBs
Parkvale Properties	60%	Maryvale Samaritan Hospital MOBs
Suburban Properties	33%	Suburban Medical Center MOBs
Litchvan Investments (a.)	89%	Papago Medical Office Building
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I& II
Willetta Medical Properties	95%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
PacPal Investments	95%	Pacifica Palms Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	95%	Santa Fe Professional Plaza
Bayway Properties	75%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	67%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
23560 Madison	95%	Skypark Professional Medical Building
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (c.)	90%	Deer Valley Medical Office II
PCH Medical Properties (d.)	85%	Rosenberg Children’s Medical Plaza

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

(c.)    The Trust invested $2.9 million in the Deer Valley Medical Office II, a newly constructed building which was opened during the third quarter of 2002.

(d.)    As of September 30, 2002, the Trust has not yet invested any funds in this project, however, the Trust has committed to invest $2.8 million in exchange for a 85% non-controlling interest in a LLC that will construct and own a medical office building located in Phoenix, Arizona, to be completed in the spring of 2003.

	September 30,	December 31,

	2002	2001

	(amounts in thousands)
Net property	$165,270	$158,109
Other assets	10,372	16,428
Liabilities and third-party debt	126,964	123,820
Equity	48,678	50,717
UHT’s share of equity	48,015	46,939

As of September 30, 2002, these LLCs had approximately $121.9 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

LLCs’:	(amounts in thousands)

Revenues	$7,684	$8,218	$22,454	$18,828
Expenses	6,692	7,353	19,363	16,075

Income from continuing operations	992	865	3,091	2,753
Income from discontinued operations	—	40	25	139
Gain on disposal	—	—	1,346	—

Total net income	$992	$905	$4,462	$2,892

UHT’s share of:

Income from continuing operations	$919	$831	$2,643	$2,442
Income from discontinued operations	—	37	21	125
Gain on disposal	—	—	1,179	—

Total net income	$919	$868	$3,843	$2,567

(8)      Segment Reporting

The Trust has only one service, leasing of healthcare and human service facilities, and all revenues from external customers relate to this service. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, which constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust’s or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust’s revenues are dependent on one operator, Universal Health Services, Inc., (“UHS”); a substantial portion of the Trust’s leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust’s ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust’s facilities, and other factors referenced in the Trust’s 2001 Form 10-K or herein. A large portion of the Trust’s non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates. Additionally, the operators of the Trust’s facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; and the ability to attract and retain qualified personnel, including physicians. Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The Trust has investments or commitments in forty-two facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.

The third quarter dividend of $.48 per share or $5.6 million in the aggregate was paid on September 30, 2002.

For the quarters ended September 30, 2002 and 2001, net income totaled $5.1 million and $4.9 million or $.43 and $.42 per share (diluted), on net revenues of $7.1 million and $6.9 million, respectively. For the nine months ended September 30, 2002 and 2001, net income totaled $16.6 million and $13.3 million or $1.41 and $1.31 per share (diluted) on net revenues of $21.4 million and $20.6 million, respectively. The net income per diluted share for the three month periods ended September 30, 2002 and 2001 and nine month period ended September 30, 2002 reflect the full effect of 2.6 million new shares of beneficial interest issued in June, 2001. Additionally, included in the net income per diluted share for the nine month period ended September 30, 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

The $187,000 and $733,000 increases in net revenues during the three and nine month periods ended September 30, 2002, respectively, as compared to the comparable 2001 periods were due primarily to increases in bonus rental revenue from UHS facilities of $150,000 and $498,000, respectively, and increases in reimbursements for expenses associated with medical office buildings due primarily to increased occupancy.

For the three and nine month periods ended September 30, 2002, interest expense decreased 5% or $33,000 and 44% or $1.4 million, respectively, as compared to the comparable prior year periods. The reduction in interest expense for the nine month period ended September 30, 2002 as compared to the same period in the prior year was due primarily to a reduction in the average outstanding borrowings resulting primarily from the repayment of debt using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001.

Included in the Trust’s other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $615,000 and $585,000 for the three month periods ended September 30, 2002 and 2001, respectively, and $1.8 million in each of the nine month periods ended September 30, 2002 and 2001. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and therefore are included as revenues in the Trust’s statements of income.

Included in the Trust’s financial results was income generated from the Trust’s ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 7 to the Consolidated Financial Statements) amounting to $919,000 and $868,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively. Also included in the Trust’s financial results during the nine month period ended September 30, 2002 was the Trust’s share ($1.2 million) of a gain on the sale of the Samaritan West Valley Medical Center in January, 2002.

The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard resulted in losses, stemming from the ineffective portion of cash flow hedges on derivatives, of $36,000 and $71,000 for the three month periods ended September 30, 2002 and 2001, respectively, and $43,000 and $28,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

Funds from operations (“FFO”), which is the sum of net income plus depreciation expense for consolidated and unconsolidated investments less the Trust’s share of a gain on a LLC’s sale of real property ($1.2 million recorded during the 2002 first quarter) plus losses on derivatives, increased 4% to $7.2 million for the three months ended September 30, 2002, and increased 12% to $21.5 million for the nine months ended September 30, 2002 as compared to the comparable prior year periods. In June, 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust’s $100 million revolving credit facility thereby decreasing interest expense and increasing FFO during the three and nine month periods ended September 30, 2002 as compared to the comparable prior year periods.

FFO may not be calculated in the same manner for all companies and, accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust’s operating performance or to cash flows as a measure of liquidity.

Liquidity and Capital Resources

Net cash provided by operating activities was $19.9 million for the nine months ended September 30, 2002 and $16.8 million for the nine months ended September 30, 2001. The $3.1 million net favorable change during the nine months of 2002 as compared to the comparable prior year period was primarily attributable to a $3.2 million increase in net income resulting from a $1.4 million reduction in interest expense (as mentioned above), a $1.2 million gain recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona and a $498,000 increase in bonus rental revenues from UHS facilities.

During the first nine months of 2002, the Trust had net cash inflows of $23.9 million consisting of: (i) $19.9 million of cash generated from operating activities; (ii) $1.6 million of cash distributions received in excess of income from the Trust’s investments in various LLCs in which the Trust owns a non-controlling interest; (iii) $1.3 million of cash received in excess of a gain as a result of a LLC’s sale of real property; (iv) $700,000 of cash received from various LLCs for loan repayments; and, (v) $400,000 of dividend reinvestment proceeds. This $23.9 million of cash was used primarily to: (i) fund additional net investments to various LLCs in which the Trust owns a non-controlling interest ($4.7 million); (ii) repay debt ($2.4 million), and; (iii) pay dividends ($16.8 million).

During the first nine months of 2001, the Trust had net cash inflows of $72.1 million consisting of: (i) $16.8 million of cash generated from operating activities; (ii) $1.1 million of cash distributions received in excess of income from the Trust’s investments in various LLCs in which the Trust owns a non-controlling interest; and, (iii) $54.2 million of proceeds generated from the issuance of 2.6 million shares of beneficial interest. This $72.1 million of cash was used primarily to: (i) repay debt ($50.2 million); (ii) invest in LLCs in which the Trust owns various non-controlling interests ($6.1 million), and; (iii) pay dividends ($15.0 million).

As of September 30, 2002, the Trust had approximately $69 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement, net of $5 million of letters of credit outstanding against the agreement. The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2002. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this filing. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION
UNIVERSAL HEALTH REALTY INCOME TRUST

Item 6.	Exhibits and Reports on Form 8-K

(a)      Exhibits:

          99.1 Certification from the Trust's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification from the Trust's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

          None

All other items of this report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)
/s/ ALAN B. MILLER

Alan B. Miller, Chairman of the Board and Chief Executive Officer

/s/ KIRK E. GORMAN

Kirk E. Gorman, President, Chief Financial Officer, Secretary and Trustee (Principal Financial Officer and Duly Authorized Officer.)

UNIVERSAL HEALTH REALTY INCOME TRUST

CERTIFICATION-Chief Executive Officer

I, Alan B. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Universal Health Realty Income Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Alan B. Miller

Alan B. Miller Chairman of the Board and Chief Executive Officer

UNIVERSAL HEALTH REALTY INCOME TRUST

CERTIFICATION-Chief Executive Officer

I, Kirk E. Gorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Health Realty Income Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Kirk E. Gorman

Kirk E. Gorman President, Chief Financial Officer, Secretary and Trustee