Form 10-K
period 2002-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2003-03-28
CIK 798783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File No. 1-9321

UNIVERSAL HEALTH
REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-6858580 (I.R.S. Employer Identification Number)

Universal Corporate Center 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania (Address of principal executive offices)	19406-0958 (Zip Code)

Registrant’s telephone number, including area code: (610) 265-0688

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Shares of beneficial interest, $.01 par value	Name of each exchange on which registered New York Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒ No ☐

Aggregate market value of voting shares held by non-affiliates as of June 30, 2002: $306,527,338. Number of shares of beneficial interest outstanding of registrant as of January 31, 2003: 11,698,405

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 (incorporated by reference under Part III).

PART I

Item 1.            BUSINESS

General

The Trust commenced operations on December 24, 1986. As of December 31, 2002, the Trust had investments in forty-two facilities located in fifteen states consisting of the following:

Facility Name		Location	Type of Facility	Ownership	Guarantor

Chalmette Medical Center	(A)	Chalmette, LA	Acute Care	100%	Universal Health Services, Inc.
Virtue Street Pavilion	(A)	Chalmette, LA	Rehabilitation	100%	Universal Health Services, Inc.
Southwest Healthcare System Inland Valley Campus	(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center	(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway	(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center	(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central	(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Tri-State Rehabilitation Hospital	(G)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Fresno-Herndon Medical Plaza	(B)	Fresno, CA	MOB	100%	—
Family Doctor’s Medical Office Bldg.	(B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing	(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing	(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy	(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy	(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy	(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy	(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center	(B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs	(C)	Phoenix, AZ	MOB	76%	—
Suburban Medical Plaza II	(C)	Louisville, KY	MOB	33%	—
Maryvale Hospital MOBs	(C)	Phoenix, AZ	MOB	60%	—
Desert Valley Medical Center	(C)	Phoenix, AZ	MOB	95%	—
Thunderbird Paseo Medical Plaza I & II	(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center	(D)	Spring, TX	MOB	98%	—
Papago Medical Park	(E)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza	(C)	Phoenix, AZ	MOB	95%	—
Desert Springs Medical Plaza	(C)	Las Vegas, NV	MOB	99%	Triad Hospitals, Inc.
Pacifica Palms Medical Plaza	(C)	Torrance, CA	MOB	95%	—
St. Jude Heritage Health Complex	(C)	Fullerton, CA	MOB	48%	—
Rio Rancho Medical Center	(C)	Rio Rancho, NM	MOB	80%	—
Orthopaedic Specialists of Nevada Bldg.	(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza	(C)	Scottsdale, AZ	MOB	95%	—
East Mesa Medical Center	(C)	Mesa, AZ	MOB	75%	—
Summerlin Hospital MOB	(C)	Las Vegas, NV	MOB	98%	—
Sheffield Medical Building	(B)	Atlanta, GA	MOB	100%	—
Southern Crescent Center, II	(B)	Riverdale, GA	MOB	100%	—
Centinela Medical Building Complex	(C)	Inglewood, CA	MOB	73%	—
Summerlin Hospital MOB II	(C)	Las Vegas, NV	MOB	98%	—
Skypark Professional Medical Building	(C)	Torrance, CA	MOB	95%	—
Medical Center of Western Connecticut	(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB	(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II	(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza	(F)	Phoenix, AZ	MOB	85%	—

  (A)    Real estate assets owned by the Trust and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).

  (B)    Real estate assets owned by the Trust and leased to an unaffiliated third-party or parties.

  (C)    Real estate assets owned by a LLC in which the Trust owns a non-controlling interest as indicated above.

  (D)    Real estate assets owned by a limited partnership in which the Trust owns a controlling interest as indicated above.

  (E)    In January, 2002, the real estate assets of Papago Medical Office Building were acquired by Litchvan Investments, LLC in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

  (F)    As of December 31, 2002, the Trust has invested $200,000 and has committed to invest an additional $2.6 million in exchange for a 85% non-controlling interest in a LLC that constructed and owns a medical office building located in Phoenix, Arizona, which was completed and opened in February, 2003. The Rosenberg Children’s Medical Plaza is located on the Campus of The Phoenix Children’s Hospital (“Hospital”). In February, 2003, the hospital missed a deposit to a debt service reserve fund, violating its bond covenants and Moody’s downgraded them from Baa2 to Ba2. The Hospital or its subsidiaries lease 12,615 square feet of the 64,245 square foot medical office building.

  (G)   Subsequent to December 31, 2002, HealthSouth Corp. (“HealthSouth”), the guarantor of the lease on the Tri-State Rehabilitation Hospital (“Tri-State”) facility announced that in light of the recent Securities and Exchange Commission and Department of Justice investigations into its financial reporting and related activity calling into question the accuracy of HealthSouth’s previously filed financial statements, such financial statements should no longer be relied upon. The lessee on the Tri-State facility is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hosipital, Inc. During 2002, 2001 and 2000 Tri-State has reported information to the Trust that indicated that the ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense was many times its annual lease payments to the Trust. However, there can be no assurance that the financial condition of HealthSouth will not have an adverse effect on Tri-State’s ability to make future lease payments to the Trust.

In this Annual Report on Form 10-K, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

Included in the Trust’s portfolio are eight hospital facilities with an aggregate investment of $129.4 million. The leases with respect to hospital facilities comprised 69%, 69% and 72% of the Trust’s revenues in 2002, 2001 and 2000, respectively, and as of December 31, 2002 these leases have fixed terms with an average of 3.4 years remaining and include renewal options ranging from two to five, five-year terms.

For the eight hospital facilities owned by the Trust (excluding in 2000 the facility sold to a subsidiary of UHS in December, 2000), the combined ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to the Trust was approximately 8.0 (ranging from 2.2 to 16.8) during 2002, 6.1 (ranging from 2.4 to 8.8) during 2001 and 5.6 (ranging from 2.6 to 8.3) during 2000 (see “Relationship to Universal Health Services, Inc.”). The coverage ratio for individual facilities varies. The increase in the coverage ratio during 2002 as compared to 2001 and 2000 was partially due to the merger of Inland Valley Regional Medical Center, as discussed below in Relationship to Universal Health Services, Inc.

Pursuant to the terms of the leases with the hospital facilities, including subsidiaries of UHS, each individual hospital (the “lessee”) is responsible for building operations, maintenance and renovations required at the eight hospital facilities leased from the Trust. The Trust or the LLCs in which the Trust has invested are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the multi-tenant medical office buildings, however, a portion of the expenses associated with the medical office buildings are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant medical office buildings. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and the Trust or the LLC in which the Trust has invested are also named insureds on these policies. In addition, the Trust or the LLCs in which the Trust has invested maintain property insurance on all properties. Although the Trust believes that generally its properties are adequately insured, four of the LLCs, in which the Trust owns various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which the Trust has invested a total of $7.9 million, are not covered by earthquake insurance since earthquake insurance is not available at rates which are economically practicable in relation to the risks covered.

Relationship to Universal Health Services, Inc.

Leases. As of December 31, 2002, subsidiaries of UHS leased six of the eight hospital facilities owned by the Trust with terms expiring in 2004 through 2008. The leases with subsidiaries of UHS are guaranteed by UHS and are cross-defaulted with one another. These leases contain remaining renewal options ranging from two to five, five-year periods. These leases accounted for 64% of the total revenue of the Trust for the five years ended December 31, 2002 (60% for the year ended December 31, 2002). Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 40% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2002 (29% for the year ended December 31, 2002).

For the six hospital facilities owned by the Trust and leased to subsidiaries of UHS, the combined ratio of EBITDAR to minimum rent plus additional rent payable to the Trust (excluding in 2000 the facility sold to a subsidiary of UHS in December, 2000) was approximately 8.4, 6.2 and 5.7 for the years ended December 31, 2002, 2001 and 2000, respectively. The coverage ratios for individual facilities vary and range from 2.2 to 16.8 in 2002, 2.4 to 8.8 in 2001 and 2.7 to 8.3 in 2000.

The lease with Chalmette Medical Center, a subsidiary of UHS, was scheduled to expire in March, 2003. During the third quarter of 2002, the lessee gave the Trust the required notice to exercise its renewal option and extend the lease for another five-year term. The renewal rate is based upon the five year Treasury rate on March 29, 2003 plus a spread. Based upon the current Treasury rate, it is estimated that Chalmette’s annual base rental will be reduced by approximately $300,000.

In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by the Trust. Inland Valley, the Trust’s lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although the Trust does not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley campus. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation, the estimated net revenues generated at the Rancho Springs campus. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of Inland Valley.

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

During 2001, McAllen Hospitals, L.P., a subsidiary of UHS, exercised their option to renew their lease with the Trust at substantially the same terms for another five years commencing January 1,

2002 and expiring December 31, 2006.

During the second quarter of 2000, a wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust’s 2000 results of operations. Also during 2000, the Trust invested $2.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital Medical Office Building II which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The purchase price paid for the property to the UHS majority-owned LLC was $10.5 million. The Trust made a cash investment of $2.0 million, and the LLC, which is majority-owned by the Trust, obtained a $9.8 million third-party mortgage which is non-recourse to the Trust to fund the balance of the purchase price and finance tenant improvements.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level (see “Regulation”). In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management of the Trust is unable to predict the effect, if any, these industry factors will have on the operating results of its lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with the Trust.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility’s then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2002, the aggregate fair market value of the Trust’s facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. As noted below, transactions with UHS must be approved by a majority of the Trustees who are unaffiliated with UHS (the “Independent Trustees”). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect the Trust’s ability to sell or lease a facility, and may present a potential conflict of interest between the Trust and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust’s other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

Advisory Agreement. UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust’s day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2003. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of the Trust’s equity as shown on its consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 2002, 2001 and 2000. The advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust.

The Trust’s officers are all employees of UHS and as of December 31, 2002, the Trust had no salaried employees. During 2002, 2001 and 2000, Mr. Kirk E. Gorman, current Trustee of the Trust and former President, Chief Financial Officer and Secretary received a $50,000 annual bonus awarded by the Trustees, subject to UHS having agreed to a $50,000 reduction in the advisory fee paid by the Trust.

Share Purchase Option. UHS has the option to purchase shares of beneficial interest in the Trust at fair market value to maintain a 5% interest in the Trust. As of December 31, 2002, UHS owned 6.6% of the outstanding shares of beneficial interest.

Competition

The Trust believes that it is one of approximately thirteen publicly traded real estate investment trusts (“REITs”) currently investing primarily in income-producing real estate with an emphasis on healthcare related facilities. These REITs compete with one another in that each is continually seeking attractive investment opportunities in healthcare related facilities.

The Trust may also compete with banks and other companies, including UHS, in the acquisition, leasing and financing of healthcare related facilities. In most geographical areas in which the Trust’s facilities operate, there are other facilities which provide services comparable to those offered by the Trust’s facilities, some of which are owned by governmental agencies and supported by tax revenues, and others which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Trust’s facilities. In addition, certain hospitals which are located in the areas served by the Trust’s facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at the Trust’s hospitals or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Trust’s hospitals seek to retain doctors of varied specializations on its staff and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards.

Since the majority of the Trust’s income is derived from lease payments on acute care services hospital facilities and medical office buildings, the Trust is substantially dependent on such things as healthcare regulations and reimbursement to healthcare facilities since these factors, among other things, affect the lease payments to the Trust and the underlying property values. A significant portion of the revenues from the Trust’s hospital facilities are derived from the Medicare and Medicaid programs as well as managed care plans which include health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). Generally, the Trust’s hospital facilities continue to experience an increase in revenues attributable to managed care payors. Pressures to control healthcare costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. Typically, the Trust’s hospital facilities receive lower payments per patient from managed care payors than from traditional indemnity insurers. However, during the past two years, many of the Trust’s acute care hospital facilities secured price increases from many of its commercial payors including managed care companies. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust’s facilities vary among the markets in which the Trust’s facilities operate.

Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust’s facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust’s hospital facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its hospital facilities to continue to experience increased competition and admission constraints.

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

Regulation

During 2002, 2001 and 2000, the majority of the Trust’s total revenues were earned pursuant to leases with operators of acute care services hospitals. The federal government makes payments to participating acute care hospitals under its Medicare program based on various formulas. The operators of the Trust’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays acute care hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by the Balanced Budget Act of 1997 (“BBA-97”), general acute care hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”) which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

In addition to the trends described above that continue to have an impact on the operating results of the Trust’s acute care hospital facilities, there are a number of other more general factors affecting the operators of the Trust’s facilities. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In addition, without further Congressional action, in fiscal year 2003 hospitals will receive less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is estimated to equal 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7%. In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law. This legislation includes approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. One of the Trust’s hospital facilities is eligible for and is expected to receive the increased Medicare reimbursement resulting from this legislation, however, the impact is not expected to have a material effect on the future results of operations of the facility.

The Trust can provide no assurance that the above mentioned factors will not adversely affect the operators of the Trust’s facilities. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay, judgments and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

Executive Officers of the Registrant

Name	Age	Position

Alan B. Miller	65	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	43	Vice President, Chief Financial Officer and Controller

Cheryl K. Ramagano	40	Vice President, Treasurer and Secretary

Timothy J. Fowler	47	Vice President, Acquisition and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since its inception in 1986 and was appointed President in February of 2003. He had previously served as President of the Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company, CDI Corp. (provides staffing services and placements) and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Charles F. Boyle was appointed Chief Financial Officer in February of 2003 and has served as Vice President and Controller of the Trust since June, 1991. Mr. Boyle was promoted to Assistant Vice President - Corporate Accounting of UHS in 1994 and has served as its Director of Corporate Accounting since 1989.

Ms. Cheryl K. Ramagano was appointed Secretary in February of 2003 and served as Vice President and Treasurer of the Trust since September, 1992. Ms. Ramagano was promoted to Assistant Treasurer of UHS in 1994 and has served as its Director of Finance since 1990.

Mr. Timothy J. Fowler was elected Vice President, Acquisition and Development of the Trust upon the commencement of his employment with UHS in October, 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

The Trust’s officers are all employees of UHS and as of December 31, 2002, the Trust had no salaried employees.

The Trust makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports through its Internet website as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. The Trust’s Internet address is: www.uhrit.com.

Item 2.            Properties

The following table shows the Trust’s investments in hospital facilities leased to Universal Health Services, Inc. and other non-related parties. The table on the next page provides information related to various properties in which the Trust has significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

			Average Occupancy (1)					Lease Term

Hospital Facility Name and Location	Type of facility	Number of available beds @ 12/31/02	2002	2001	2000	1999	1998	Minimum rent	End of initial or renewed term	Renewal term (years)

Chalmette Medical Centers (2)
Virtue Street Pavilion	Rehabilitation	57	59%	58%	56%	61%	63%	$1,261,000	2004	25
Chalmette Medical Center	Acute Care	138	68%	60%	55%	65%	61%	929,000	2008	10
Chalmette, Louisiana

Southwest Healthcare System
Inland Valley Campus (3)	Acute Care	80	71%	80%	76%	68%	60%	1,857,000	2006	25
Wildomar, California

McAllen Medical Center (4)	Acute Care	612	73%	69%	76%	69%	69%	5,485,000	2006	25
McAllen, Texas

Wellington Regional Medical Center	Acute Care	120	58%	52%	45%	41%	37%	2,495,000	2006	25
West Palm Beach, Florida

The Bridgeway	Behavioral Health	70	97%	91%	82%	78%	79%	683,000	2004	25
North Little Rock, Arkansas

Tri-State Rehabilitation Hospital	Rehabilitation	80	74%	71%	73%	74%	82%	1,206,000	2004	20
Evansville, Indiana

Kindred Hospital Chicago Central (5)	Sub-Acute Care	84	78%	64%	50%	46%	42%	1,246,000	2006	20
Chicago, Illinois

Item 2. Properties (continued)

		Average Occupancy (1)					Lease Term

Facility Name and Location	Type of facility	2002	2001	2000	1999	1998	Minimum rent	End of initial or renewed term	Renewal term (years)

Fresno Herndon Medical Plaza	MOB	92%	95%	99%	100%	100%	$564,000	2003 -2008	various
Fresno, California

Kelsey-Seybold Clinic at Kings Crossing	MOB	100%	100%	100%	100%	100%	289,000	2005	10
Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	83%	88%	96%	100%	100%	199,000	2005 -2007	various

Southern Crescent Center	MOB	77%	77%	77%	100%	100%	648,000	2003 -2006	various
Riverdale, Georgia

Cypresswood Professional Center	MOB	99%	100%	100%	100%	100%	499,000	2003 -2007	various
Spring, Texas

Desert Springs Medical Plaza	MOB	100%	100%	99%	99%	100%	1,658,000	2003-2006	various
Las Vegas, Nevada

Orthopaedic Specialists of Nevada Building	MOB	100%	100%	100%	100%	—	198,000	2009	20
Las Vegas, Nevada

Sheffield Medical Building	MOB	98%	99%	95%	90%	—	1,583,000	2003-2012	various
Atlanta, Georgia

Southern Crescent Center, II	MOB	88%	88%	88%	—	—	894,000	2010	10
Riverdale, Georgia

Medical Center of Western Connecticut	MOB	94%	95%	100%	—	—	619,000	2003-2010	various
Danbury, Connecticut

Chesterbrook Academy	Preschool and	N/A	N/A	N/A	N/A	N/A	560,000	2010	10
Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Childcare Centers

Family Doctor’s Medical Office Building	MOB	100%	100%	100%	100%	100%	257,000	2011	10
Shreveport, Louisiana

N/A - Not Applicable

(1) Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 2002. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2) The operations of The Virtue Street Pavilion and Chalmette Medical Center, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and Chalmette Medical Center. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases. The lease with Chalmette Medical Center was scheduled to expire on March 29, 2003. During the third quarter of 2002, the lessee gave the Trust the required notice to exercise its renewal option and extend the lease for another five-year term. The renewal rate is based upon the five year Treasury rate on March 29, 2003 plus a spread. Based upon the current Treasury rate, Chalmette’s minimum rent shown is an estimate and reflects an annual base rental decrease of approximately $300,000 from the existing rental rate.

(3) In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by the Trust. Inland Valley, the Trust’s lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although the Trust does not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus.

The average occupancy rate shown for this facility in 2002 was based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses. The average occupancy rates shown for the years 1998 through 2001 were based on the average number of beds occupied at the Inland Valley campus during those years.

(4) During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by the Trust. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. During 2000, UHS purchased a non-acute care facility located in McAllen, Texas that had been closed. The license for this facility was merged with the license for McAllen Medical Center and this non-acute facility, the real property of which is not owned by the Trust, was re-opened during 2001. There was no amendment to the McAllen Medical Center lease related to this non-acute care facility. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of McAllen Medical Center.

(5) During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers (“CPC”). Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable in the amount of $1,446,000, including accrued interest, which was paid by the Trust on April 30, 2002. No further obligation will be owed by the Trust to UHS in connection with this transaction. Included in the Trust’s financial results was $87,000 in 2001 and $70,000 in 2000 of interest expense recorded in connection with this note; no interest was recorded in 2002. In connection with this transaction, UHS’s lease with the Trust was terminated and the Trust entered into an eight year lease agreement with four, five year renewal options with THC-Chicago. The first lease renewal option was exercised in December, 2001 and the lease is now scheduled to expire in December, 2006. In 1997, CPC was acquired by Vencor, Inc. who assumed their obligations under the lease and renamed the facility Vencor Hospital-Chicago. During 1999, Vencor, Inc. filed for bankruptcy. Vencor, Inc. emerged from bankruptcy on April 20, 2001 and changed their name to Kindred Healthcare, Inc. The lease is guaranteed by Kindred Healthcare, Inc. As of December 31, 2002, the Trust received all rent amounts due related to this property.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of the Trust’s forty-two investments and the percentage of RSF on which leases expire during the next five years and thereafter:

			% RSF lease expiring

Hospital Investments	Total RSF	Available for lease as of Jan. 1, 2003	2003	2004	2005	2006	2007	2008 and later

McAllen Medical Center	532,403	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Wellington Regional Medical Center	121,015	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Kindred Hospital Chicago Central	115,554	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Chalmette Medical Center (b)	93,751	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Southwest Healthcare System - Inland Valley Campus	84,515	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Tri-State Rehabilitation Hospital	77,440	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
The Bridgeway	57,901	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Virtue Street Pavilion	54,716	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%

Other Investments

Desert Samaritan Hospital MOBs	200,701	5.1%	3.0%	14.1%	8.4%	11.5%	18.0%	39.9%
Edwards Medical Plaza	140,937	2.0%	20.1%	17.0%	20.7%	14.5%	22.8%	2.9%
Desert Springs Medical Plaza	106,830	0.0%	0.0%	0.0%	0.0%	93.2%	6.8%	0.0%
Centinela Medical Building Complex	102,898	11.0%	6.2%	7.4%	5.0%	31.9%	1.9%	36.6%
Suburban Medical Plaza II	99,497	1.7%	0.0%	0.0%	5.7%	18.5%	30.9%	43.2%
Thunderbird Paseo Medical Plaza I & II	96,570	3.0%	21.1%	8.1%	3.4%	12.3%	19.4%	32.7%
Summerlin Hospital Medical Office Building II	92,313	0.0%	0.0%	0.0%	6.8%	23.0%	14.1%	56.1%
Summerlin Hospital Medical Office Building I	88,900	0.1%	9.9%	10.4%	15.4%	31.7%	0.0%	32.5%
Papago Medical Park	79,727	8.4%	34.2%	6.8%	25.1%	10.7%	5.0%	9.8%
Deer Valley Medical Office II	77,480	7.2%	0.0%	0.0%	0.0%	0.0%	4.2%	88.6%
Mid Coast Hospital Medical Office Building	74,629	0.0%	0.0%	0.0%	0.0%	20.7%	0.0%	79.3%
Sheffield Medical Building	71,944	1.2%	27.9%	10.8%	16.8%	9.2%	15.7%	18.4%
Rosenberg Children’s Medical Plaza (a)	64,245	12.7%	0.0%	0.0%	0.0%	0.0%	0.0%	87.3%
Southern Crescent Center II	57,180	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
East Mesa Medical Center	56,227	1.9%	7.2%	22.0%	24.1%	25.1%	11.9%	7.8%
Desert Valley Medical Center	53,625	10.3%	11.2%	18.4%	18.7%	30.5%	7.1%	3.8%
St. Jude Heritage Health Complex	41,851	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Maryvale Hospital MOBs	60,691	13.0%	36.2%	12.2%	7.5%	22.4%	8.0%	0.7%
Southern Crescent Center	41,400	24.8%	0.0%	41.3%	0.0%	33.9%	0.0%	0.0%
Skypark Professional Medical Building	40,100	3.1%	2.9%	14.1%	42.0%	13.9%	12.5%	11.5%
Cypresswood Professional Center	40,082	0.0%	36.8%	9.2%	0.0%	7.4%	46.6%	0.0%
Medical Center of Western Connecticut	38,326	13.1%	43.1%	0.0%	5.6%	4.8%	18.6%	14.8%
Fresno Herndon Medical Plaza	36,417	9.4%	23.9%	0.0%	0.0%	0.0%	46.9%	19.8%
Pacifica Palms Medical Plaza	34,714	3.4%	44.4%	3.2%	30.1%	12.6%	6.3%	0.0%
Santa Fe Professional Plaza	25,294	7.0%	27.1%	2.0%	4.5%	13.9%	13.1%	32.4%
Professional Buildings at Kings Crossing	24,222	42.6%	0.0%	0.0%	30.3%	8.8%	18.3%	0.0%
Rio Rancho Medical Center	22,956	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Kelsey-Seybold Clinic at Kings Crossing	20,470	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Orthopedic Specialists of Nevada Building	11,000	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Family Doctor’s Medical Office Building	9,155	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Chesterbrook Academy – Audubon, PA	8,300	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Chesterbrook Academy – Uwchlan, PA	8,163	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Chesterbrook Academy – Newtown, PA	8,100	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Chesterbrook Academy - New Britain, PA	7,998	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

TOTAL	3,080,237	3.9%	8.5%	12.2%	8.9%	23.2%	7.9%	35.4%

(a)	Rosenberg Children’s Medical Plaza opened in February, 2003. As of December 31, 2002, 87.3% of the building had been pre-leased under leases ranging from five to fifteen years.
(b)	Lease renewed during third quarter of 2002.

Management of the Trust cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of the Trust’s other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, the Trust would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases which could have a material adverse effect on the underlying property values. These factors could potentially have a material adverse effect on the Trust’s future results of operations.

Item 3.            LEGAL PROCEEDINGS

None.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust’s shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for the Trust shares of beneficial interest for each quarter in the two years ended December 31, 2002 and 2001 are summarized below:

	2002		2001

	High Price	Low Price	High Price	Low Price

First Quarter	$25.09	$22.69	$21.02	$18.94
Second Quarter	$26.40	$23.14	$23.96	$19.63
Third Quarter	$28.50	$24.20	$24.70	$21.12
Fourth Quarter	$27.20	$23.94	$25.70	$23.50

As of January 31, 2003, there were approximately 700 shareholders of record of the Trust’s shares of beneficial interest. It is the Trust’s intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust’s ability to increase dividends in excess of 95% of cash available for distribution, as defined, unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

	2002	2001	2000	1999	1998

First Quarter	$.475	$.465	$.455	$.450	$.435
Second Quarter	.480	.465	.460	.450	.435
Third Quarter	.480	.470	.460	.455	.440
Fourth Quarter	.485	.475	.465	.455	.445

	$1.920	$1.875	$1.840	$1.810	$1.755

Equity Compensation Plans Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(a.)	Number of securities remaining available for future issuance under equity compensation plans (excluding issued and outstanding options)

Equity compensation plans approved by security holders:
1997 Incentive Plan	106,000	$18.29	186,750
Share Compensation Plan for Outside Trustees	0	—	40,000
Equity compensation plans not approved by security holders	0	0	0

Total	106,000	$18.29	226,750

(a.) Does not give effect to associated dividend equivalent rights (see Note 8 to the Trust’s Consolidated Financial Statements).

Item 6.            SELECTED FINANCIAL DATA

Financial highlights for the Trust for the five years ended December 31, were as follows:

	(000s, except per share amounts)

	2002 (1)	2001 (1)	2000 (1)	1999	1998

Operating Results:
Total revenue	$28,429	$27,574	$27,315	$23,865	$23,234
Net income	21,623	18,349	16,256	13,972	14,337

Balance Sheet Data:
Real estate investments, net of accumulated depreciation	$134,886	$139,215	$143,092	$141,367	$129,838
Investments in LLCs	48,314	46,939	39,164	35,748	38,165
Total assets	185,117	187,904	183,658	178,821	169,406
Total indebtedness (2)	30,493	33,432	82,031	76,889	66,016

Other Data:
Funds from operations (3)	$28,789	$25,968	$22,878	$21,772	$19,857
Cash provided by (used in):
Operating activities	26,286	22,778	19,970	19,579	18,655
Investing activities	(1,426)	(8,332)	(8,913)	(14,437)	(27,215)
Financing activities	(24,891)	(14,111)	(11,615)	(4,862)	7,894

Per Share Data:
Net income-Basic	$1.85	$1.75	$1.81	$1.56	$1.60
Net income-Diluted	1.84	1.74	1.81	1.56	1.60
Dividends	1.920	1.875	1.840	1.810	1.755

Other Information (in thousands)
Weighted average number of shares outstanding - basic	11,687	10,492	8,981	8,956	8,952
Weighted average number of shares and share equivalents outstanding - diluted	11,750	10,536	9,003	8,977	8,974

   (1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

   (2)    Excludes $128.7 million of third-party debt as of December 31, 2002 that is non-recourse to the Trust, incurred by LLCs in which the Trust holds various non-controlling equity interests (see Note 9 to the Trust’s Consolidated Financial Statements).

   (3)    Funds from operations (“FFO”), which is a commonly used performance measure for REITs, may not be calculated in the same manner for all companies, and accordingly, FFO as presented above may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust’s operating performance or to cash flows as a measure of liquidity. In June of 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust’s $100 million revolving credit facility thereby decreasing interest expense and increasing the FFO from June, 2001 through December, 2002. FFO shown above is calculated as follows:

	(000s)

	2002	2001	2000	1999	1998

Net income	$21,623	$18,349	$16,256	$13,972	$14,337
Amortization of interest rate cap	—	—	—	62	124
Loss (gain) on derivatives	217	(17)	—	—	—
Depreciation expense:
Consolidated investments	4,378	4,352	4,414	3,833	3,809
Unconsolidated affiliates	3,791	3,284	2,964	2,322	1,587
Provision for investment loss, net
Consolidated investments	—	—	—	1,583	—
Unconsolidated affiliates	—	—	1,139	—	—
Gain on sale of real property
Consolidated investments	—	—	(1,895)	—	—
Unconsolidated affiliates	(1,220)	—	—	—	—

FFO	$28,789	$25,968	$22,878	$21,772	$19,857

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risk Factors

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust’s or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust’s revenues are dependent on one operator, Universal Health Services, Inc., (“UHS”); UHS is Advisor to the Trust and the Trust’s officers are all employees of UHS which may create the potential for conflicts of interest; a substantial portion of the Trust’s leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust’s ability to finance its growth on favorable terms, including the Trust’s ability to refinance on acceptable terms, its credit facility which expires in June, 2003; liability and other claims asserted against the Trust or operators of the Trust’s facilities; the fact that the Trust has majority ownership interests in various LLCs in which it holds non-controlling equity interests, and other factors referenced in the Trust’s 2002 Form 10-K.

A large portion of the Trust’s non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates. Additionally, the operators of the Trust’s facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians. In addition, operators of the Trust’s facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance. As a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of the Trust’s facilities, which are self-insured, will not have a material adverse effect on their future results of operations.

In order to qualify as a real estate investment trust ("REIT") the Trust must comply with certain highly technical and complex requirements. Although the Trust intends to remain so qualified, there may be facts and circumstances beyond the Trust’s control that may affect the Trust’s ability to qualify as a REIT. Failure to qualify as a REIT may subject the Trust to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, the Trust might be barred from qualification as a REIT for four years following disqualification. Although the Trust believes it has been qualified as a REIT since its inception, there can be no assurance that the Trust has been so qualified or will remain qualified in the future.

Management of the Trust is unable to predict the effect, if any, these factors will have on the operating results of the Trust or its lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management of the Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The Trust commenced operations on December 24, 1986. As of December 31, 2002, the Trust had investments in forty-two facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings. The term “revenues” referred to herein does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method.

Total revenues increased 3% or $855,000 to $28.4 million in 2002 as compared to 2001 and 1% or $259,000 to $27.6 million in 2001 as compared to 2000. The $855,000 increase in revenues during 2002 as compared to 2001 was due to a $701,000 increase in bonus rental from UHS facilities and a $154,000 increase in rentals from non-related parties resulting primarily from increases in tenant reimbursements for expenses associated with medical office buildings due primarily to increased occupancy. The $259,000 increase in revenues during 2001 as compared to 2000 was due primarily to a $924,000 increase in rentals from non-related parties and a $406,000 increase in bonus rental from UHS facilities, partially offset by an $1.1 million decrease in base rental from UHS facilities. The increases in base rentals from non-related parties resulted primarily from the revenues generated from the Southern Crescent II medical office building which was opened during the third quarter of 2000. The decrease in base rentals from UHS facilities resulted from the purchase of previously leased property from the Trust by Meridell Achievement Center, Inc., a subsidiary of UHS, in December, 2000.

Depreciation and amortization expense increased $30,000 in 2002 as compared to 2001 and decreased $60,000 in 2001 as compared to 2000.

Interest expense decreased $1.5 million or 38% in 2002 as compared to 2001 and decreased $2.2 million or 36% in 2001 as compared to 2000. The reduction in interest expense for both years resulted primarily from a reduction in the average outstanding borrowings under the Trust’s revolving credit agreement due primarily to the repayment of outstanding borrowings using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001.

Other operating expenses increased $81,000 or 3% in 2002 as compared to 2001. Other operating expenses increased $405,000 or 14% in 2001 as compared to 2000 primarily due to expenses related to Southern Crescent II medical office building which opened during the third quarter of 2000. Included in the Trust’s other operating expenses were expenses related to the medical office buildings, in which the Trust has a controlling ownership interest which totaled $2.5 million in 2002, $2.5 million in 2001 and $2.1 million in 2000. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in the Trust’s statements of income.

The Trust adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard resulted in a loss, stemming from the ineffective portion of cash flow hedges on derivatives of $217,000 during 2002 and a gain of $17,000 during 2001.

During 2002, the Trust received $2.6 million of cash for its share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear,

Arizona. The transaction resulted in a gain for the Trust of $1.2 million which is included in the Trust’s 2002 results of operations. This sale completed a like-kind exchange transaction whereby the LLC in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

During 2000, a wholly-owned subsidiary of UHS (Meridell Achievement Center, Inc.) exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust’s 2000 results of operations. Also, during the fourth quarter of 2000, the Trust recorded a $1.1 million impairment charge to reflect the write-down of its 60% non-controlling interest in a limited liability company, resulting from declines in the performance of a medical office complex located in Phoenix, Arizona.

Included in the Trust’s financial results was $3.7 million in 2002 (before $1.2 million gain on sale of property), $3.6 million in 2001 and $2.9 million in 2000 (before $1.1 million provision for investment loss), of operating income generated from the Trust’s ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements).

Net income for 2002 was $21.6 million or $1.84 per diluted share compared to $18.3 million or $1.74 per diluted share in 2001 and $16.3 million or $1.81 per diluted share in 2000. Net income per diluted share reflects the effect of the 2.6 million new shares of beneficial interest that were issued in June of 2001. Additionally, included in net income and net income per diluted share for 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona. Included in the Trust’s 2000 results of operations was a $1.9 million or $.21 per diluted share gain on the sale of the real estate assets of Meridell Achievement Center and a provision for investment loss of $1.1 million or $.13 per diluted share to reflect the Trust’s write down of its 60% non-controlling interest in a limited liability company.

Funds from operations (“FFO”), which is a commonly used performance measure for REITs, may not be calculated in the same manner for all companies, and accordingly, FFO as presented below may not be comparable to similarly titled measures by other companies. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Trust’s operating performance or to cash flows as a measure of liquidity. In June of 2001, the Trust issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to the Trust. These proceeds were used to repay outstanding borrowings under the Trust’s $100 million revolving credit facility thereby decreasing interest expense and increasing FFO from June, 2001 through December, 2002. FFO is calculated as follows:

	(000s)

	2002	2001	2000	1999	1998

Net income	$21,623	$18,349	$16,256	$13,972	$14,337

Amortization of interest rate cap	—	—	—	62	124
Loss (gain) on derivatives	217	(17)	—	—	—
Depreciation expense:
Consolidated investments	4,378	4,352	4,414	3,833	3,809
Unconsolidated affiliates	3,791	3,284	2,964	2,322	1,587
Provision for investment loss, net
Consolidated investments	—	—	—	1,583	—
Unconsolidated affiliates	—	—	1,139	—	—
Gain on sale of real property
Consolidated investments	—	—	(1,895)	—	—
Unconsolidated affiliates	(1,220)	—	—	—	—

FFO	$28,789	$25,968	$22,878	$21,772	$19,857

General

Since the majority of the Trust’s income is derived from lease payments on acute care hospitals and medical office buildings, the Trust is substantially dependent on such things as healthcare regulations and reimbursement to healthcare facilities since these factors, among other things, affect the lease payments to the Trust and the underlying property values. A significant portion of the revenues from the Trust’s hospital facilities are derived from the Medicare and Medicaid programs as well as managed care plans which include health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). Generally, the Trust’s hospital facilities continue to experience an increase in revenues attributable to managed care payors as pressures to control healthcare costs, as well as a shift away from traditional Medicare to Medicare managed care plans, have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. Typically, the Trust’s hospital facilities receive lower payments per patient from managed care payors than from traditional indemnity insurers. However, during the past two years, many of the Trust’s acute care hospital facilities secured price increases from many of its commercial payors including managed care companies. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust’s facilities vary among the markets in which the Trust’s facilities operate.

Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. Many of the Trust’s hospital facilities continue to experience an increase in outpatient revenues which is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States, as well as the Trust’s hospital facilities, continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Trust expects its hospital facilities to continue to experience increased competition and admission constraints.

The federal government makes payments to participating acute care hospitals under its Medicare program based on various formulas. The operators of the Trust’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays acute care hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by the Balanced Budget Act of 1997 (“BBA-97”), general acute care hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”) which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

In addition to the trends described above that continue to have an impact on the operating results of the Trust’s hospital facilities, there are a number of other more general factors affecting the operators of the Trust’s acute care hospital facilities. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In addition, without further Congressional action, in fiscal year 2003 hospitals will receive less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is estimated to equal 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7%. In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law. This legislation includes approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. One of the Trust’s hospital facilities is eligible for and is expected to receive the increased Medicare reimbursement resulting from this legislation, however, the impact is not expected to have a material effect on the future results of operations of the facility.

The Trust can provide no assurance that the above mentioned factors will not adversely affect the operators of the Trust’s facilities. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay, judgments and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

A large portion of the Trust’s non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates.

The Trust anticipates on investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

Market Risks Associated with Financial Instruments

The Trust’s interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Trust’s debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require the Trust to pay a fixed rate and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon commencement of the swap agreements. The Trust does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Trust is exposed to credit losses in the event of non-performance by the counterparties to its financial instruments.

The Trust has entered into interest rate swap agreements which were designed to reduce the impact of changes in interest rates on its variable rate revolving credit notes. At December 31, 2002, the Trust had three outstanding swap agreements having a total notional principal amount of $30 million which mature from May, 2004 through November, 2006. These swap agreements effectively fix the interest rate on $30 million of variable rate debt at 6.40% including the revolver spread of .50%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by the Trust. Additional interest expense/(income) recorded as a result of the Trust’s hedging activity, which is included in the effective interest rates shown above, was $1,332,000, $680,000 and ($164,000) in 2002, 2001 and 2000, respectively. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2002 would have resulted in payments to the counterparties of approximately $3,233,000. The fair value of the interest rate swap agreements at December 31, 2002 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties. For the years ended December 31, 2002, 2001 and 2000, the Trust received a weighted average rate of 1.9%, 4.1% and 6.8%, respectively, and paid a weighted average rate on its interest rate swap agreements, including the revolver spread of .50%, of 6.4% in 2002 and 6.5% in 2001 and 2000.

The table below presents information about the Trust’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 2002. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2002.

	Maturity Date, Year Ending December 31

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt:
Fixed rate	$100	$108	$114	$122	$132	$3,717	$4,293
Average interest rates	8.3%	8.3%	8.3%	8.3%	8.3%	8.3%
Variable rate long-term debt	$26,200						$26,200

Interest rate swaps:
Pay fixed/receive
Variable notional amounts	$0	$10,000	$0	$20,000	$0	$0	$30,000
				(a)
Average pay rate		5.65%		6.02%
Fair Value			$(620)		$(2,613)		$(3,233)
Average receive rate		3 month LIBOR		3 month LIBOR

   (a)    The counterparty has the one time option to cancel a $10 million interest rate swap on November 3, 2003.

Effects of Inflation

Although inflation has not had a material impact on the Trust’s results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Operators of the Trust’s hospital facilities are experiencing the effects of the tight labor market, including a shortage of nurses which has caused and may continue to cause an increase, in excess of the inflation rate, in salaries, wages and benefits expense. In addition, due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, certain operators of the Trust’s hospital facilities, including all of the facilities leased to subsidiaries of UHS, assumed a greater portion of the hospital professional and general liability risk. The Trust cannot predict the ability of the operators of its facilities to continue to cover future cost increases. Therefore, there can be no assurance that a continuation of these trends, will not have a material adverse effect on the future results of operations of the operators of the Trust’s facilities which may affect their ability to make lease payments to the Trust.

Most of the Trust’s leases contain provisions designed to mitigate the adverse impact of inflation. The Trust’s hospital leases require all building operating expenses, including maintenance, real estate taxes and other costs, to be paid by the lessee. In addition, certain of the hospital leases contain bonus rental provisions, which require the lessee to pay additional rent to the Trust based on increases in the revenues of the facility over a base year amount. In addition, most of the Trust’s medical office building leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, insurance and real estate taxes over a base year amount. These provisions may reduce the Trust’s exposure to increases in operating costs resulting from inflation. To the extent that some leases do not contain such provisions, the Trust's future operating results may be adversely impacted by the effects of inflation.

Liquidity and Capital Resources

It is the Trust’s intention to declare quarterly dividends to the holders of its shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit the Trust’s ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue

Code and related regulations governing real estate investment trusts. Dividends were declared and paid as follows: (i) $1.920 per share or $22.4 million in the aggregate in 2002; (ii) $1.875 per share or $20.6 million in the aggregate in 2001, and; (iii) $1.840 per share or $16.5 million in the aggregate in 2000. Dividends were reinvested under the Trust's Dividend Reinvestment and Share Puchase Plan as follows: (i) $488,000 or 19,347 shares in the aggregate during 2002; (ii) $472,000 or 21,197 shares in the aggregate during 2001, and; (iii) $22,000 or 1,439 shares in the aggregate during 2000.

Net cash generated by operating activities was $26.3 million in 2002, $22.8 million in 2001 and $20.0 million in 2000. The $3.5 million net favorable change in 2002 as compared to 2001 was primarily attributable to a $2.0 million increase in income before equity in LLCs and gain on Sale or property and other items due to a $1.5 million reduction in interest expense, a $701,000 increase in bonus rental revenues from UHS facilities, offset by a $217,000 loss on derivatives. The decrease in interest expense in 2002 as compared to 2001 resulted primarily from the repayment of borrowings under the Trust’s revolving credit agreement using the proceeds generated from the issuance of 2.6 million newly issued shares of beneficial interest in June, 2001. The $2.8 million net increase in 2001 as compared to 2000 was due primarily to a $415,000 increase in bonus rental revenues from UHS facilities and a $2.2 million reduction in interest expense in 2001 as compared to 2000 resulting from the issuance of additional shares of beneficial interest in June, 2001.

During 2002, the Trust invested a total of $5.3 million in the following: (i) $3.1 million invested in a LLC, in which the Trust owns a 90% non-controlling equity interest, that constructed the recently opened Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to the Trust); (ii) $200,000 invested (and an additional $2.6 million committed) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.2 million third-party mortgage that is non-recourse to the Trust), and; (iii) $2.0 million of additional investments in various LLCs in which the Trust owns non-controlling equity interests.

During 2001, the Trust invested a total of $9.2 million in the following (consisting of $8.8 million of investments in LLCs and $400,000 of net advances made to LLCs): (i) $1.4 million invested to purchase a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona (the LLC also obtained a $3.1 million third-party mortgage that is non-recourse to the Trust); (ii) $1.9 million invested to purchase a 74% equity interest in a LLC that owns and operates the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine (the LLC also obtained a $8.9 million third-party mortgage that is non-recourse to the Trust); (iii) $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 (the LLC purchased the real estate assets of Papago Medical Park and sold the real estate assets of Samaritan West Valley Medical Center, as mentioned above); (iv) $45,000 of cash and a commitment to invest a total of $3.4 million in exchange for a 90% non-controlling interest in a limited liability company that constructed and owns the Deer Valley Medical Office II located in Phoenix, Arizona which was opened during the third quarter of 2002 (the LLC obtained a $7.0 million third-party mortgage that is non-recourse to the Trust), and; (v) the Trust invested a total of $3.1 million to purchase an additional equity interest and fund additional investments and loans to various LLCs in which the Trust has various non-controlling equity interests. Also during 2001 the Trust spent $600,000 to finance capital expenditures.

During 2000, the Trust invested a total $5.8 million in the following: (i) $1.8 million for the purchase of a 95% equity interest in a LLC that owns and operates Skypark Professional Medical Building located in Torrance, California (the LLC also obtained a $4.3 million third-party mortgage that is non-recourse to the Trust); (ii) $2.0 million for the purchase of a 67% equity interest in a LLC that owns and operates the Centinela Medical Building Complex located in

Inglewood, California (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to the Trust), and; (iii) $2.0 million for the purchase of a 98% equity interest in a LLC that owns and operates the Summerlin Hospital MOB II (the LLC also obtained a $9.8 million third-party mortgage that is non-recourse to the Trust). Also during 2000, the Trust invested a total of $9.8 million related to the following: (i) $6.4 million for the purchase of a medical office building located in Danbury, Connecticut (including a $4.5 million third-party mortgage that is non-recourse to the Trust), and; (ii) $3.4 million to finance capital expenditures including the construction of the Southern Crescent Center II, which was completed and opened during the third quarter of 2000. Also during 2000, the Trust received cash proceeds of $5.5 million from the sale of Meridell Achievement Center, Inc., a subsidiary of UHS, which exercised its option pursuant to the lease to purchase the leased property. This sale resulted in a gain of $1.9 million which is included in the Trust’s 2000 results of operations.

The Trust received $3.2 million during 2002, $1.4 million during 2001 and $1.3 million during 2000, of distributions in excess of net income from the LLCs in which it holds various non-controlling ownership interests.

The Trust paid dividends of $22.4 million in 2002, $20.6 million in 2001 and $16.5 million in 2000.

In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share, generating $53.9 million of net proceeds which were used to repay outstanding borrowings under the Trust’s $100 million revolving credit facility.

The Trust has an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on June 24, 2003. The Agreement provides for interest at the Trust’s option, at the certificate of deposit rate plus .625% to 1.125%, the Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is paid on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust’s debt to total capital ratio as defined by the Agreement. At December 31, 2002, the applicable margin over the certificate of deposit and Eurodollar rates were .625% and .50%, respectively, and the commitment fee was .17%. At December 31, 2002, the Trust had $4.4 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The Trust was granted a one-time waiver of this provision in connection with its issuance of 2.6 million shares, as mentioned above. The average amounts outstanding under the Trust’s revolving credit agreement were $25.3 million in 2002, $46.1 million in 2001 and $78.5 million in 2000 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 8.1% in 2002, 7.4% in 2001 and 7.1% in 2000. At December 31, 2002, the Trust had approximately $69 million of available borrowing capacity under this agreement. The book value of the amounts borrowed approximates fair market value. Management of the Trust is currently negotiating with its bank group to replace this Agreement and expects to complete the new Agreement before the June, 2003 expiration of the existing agreement. However, the Trust can provide no assurance that it can successfully obtain a new credit facility under terms similar to the existing facility or that the terms of the new facility will not have an adverse effect on future results of operations.

The Trust has one mortgage with an outstanding balance of $4,279,000 at December 31, 2002. The mortgage, which carries an 8.3% interest rate and matures on February 1, 2010, is non-recourse to the Trust and is secured by the Medical Center of Western Connecticut.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust’s ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust’s ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Trust is in compliance with such covenants at December 31, 2002.

The following represents the scheduled maturities of the Trust’s contractual obligations as of December 31, 2002:

	Payments Due by Period (dollars in thousands)

Contractual Obligation	Total	Less than 1 Year	2 – 3 years	4 – 5 years	After 5 years

Long-term debt fixed	$4,293	$100	$221	$254	$3,718
Long-term debt-variable	26,200	26,200	—	—	—
Construction commitments (a)(b)	2,800	2,800	—	—	—

Total contractual cash obligations	$33,293	$29,100	$221	$254	$3,718

   (a)    As of December 31, 2002, the Trust has invested $200,000 in PCH Medical Properties, LLC. The Trust has committed to invest a total of $2.8 million in exchange for a 85% non-controlling interest in the LLC that constructed, owns and operates the Rosenberg Children’s Medical Plaza, a medical office building located in Phoenix, Arizona. The property opened in February, 2003.

   (b)    As of December 31, 2002, the Trust has invested $3.2 million in Deerval Properties, LLC. The Trust has committed to invest a total of $3.4 million in exchange for an 80% non-controlling interest in the limited liability company that has constructed, owns and operates the Deer Valley Medical Office II building located in Phoenix, Arizona.

Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust’s day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2003. All transactions with UHS must be approved by the Independent Trustees. The Trust’s officers are all employees of UHS and as of December 31, 2002 the Trust had no salaried employees.

For the years ended December 31, 2002, 2001 and 2000, 60%, 60% and 63%, respectively, of the Trust’s revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 29% in 2002, 31% in 2001 and 35% in 2000 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. See Note 2 to the Consolidated Financial Statements for additional disclosures.

Significant Accounting Policies

The Trust has determined that the following accounting policies are critical to the understanding of the Trust’s Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting. The Trust’s revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Bonus rents are recognized based upon increases in each facility’s net patient revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Trust.

Investments in Limited Liability Companies (“LLCs”)

The consolidated financial statements of the Trust include the accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Trust accounts for its investments in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust’s cost and subsequently adjusted for the Trust’s net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The provisions of this Interpretation will be applicable to the Trust beginning in the third quarter of 2003.

Upon application of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Trust believes that certain of its LLC investments may meet the criteria of a variable interest entity and it is reasonably possible that the Trust will be required to consolidate certain LLCs. The results of operations, and the assets, liabilities and equity of any such LLCs would be included in the consolidated financial statements of the Trust, with a minority interest reflected for the portion of the LLCs held by other members. As the Trust has not yet determined which LLCs will meet the criteria of variable interest entities, Management is unable to determine the impact on the Trust’s balance sheet. If the Trust is required to consolidate any of the LLCs, there would be no impact on the Trust’s net income.

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

The Trust is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of the Trust’s ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

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

Item 7.a.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Market Risks Associated with Financial Instruments.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Trust’s Consolidated Balance Sheets and its Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP and a previously issued report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.” The report of Arthur Andersen LLP has not been reissued.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years. On June 18, 2002, the Trust dismissed Arthur Andersen LLP as its independent auditors and decided to engage KPMG LLP to serve as the Trust’s independent auditors for 2002. The Trust’s decision to change its independent accountants was approved by the Board of Trustees upon recommendation of the Trust’s Audit Committee. For more information with respect to this matter, see the Trust’s current report on Form 8-K filed on June 18, 2002.

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information to appear under the caption “Election of Trustees” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002. See also “Executive Officers of the Registrant” appearing in Part I hereof.

Item 11.          EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Pursuant to Plans” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption “Transactions With Management and Others” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 14.           CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based on that evaluation, Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Trust’s disclosure controls and procedures were effective. There have been no significant changes in the Trust’s internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Trust carried out its evaluation.

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial Statements and Financial Statement Schedules:

(1)       Independent Auditors’ Report

(2)       Financial Statements
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income - Years Ended December 31, 2002, 2001
and 2000
Consolidated Statements of Shareholders’ Equity - Years Ended
December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - Years Ended December 31, 2002,
2001 and 2000
Notes to Consolidated Financial Statements - December 31, 2002

(3)       Schedule
Schedule III - Real Estate and Accumulated Depreciation - December 31,
2002
Notes to Schedule III - December 31, 2002

(b)      Reports on Form 8-K:
No reports on Form 8-K were filed during the last quarter
of the year ended December 31, 2002

(c)       Exhibits:

3.1      Declaration of Trust, dated as of August 1986, previously filed as Exhibit 3.1 Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

3.2      Amendment to Declaration of Trust, dated as of June 23, 1993, previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

3.3      Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust's registration statement on Form S-3 (file No. 333-60638) is incorporated herein by reference.

10.1    Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and The Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2    Agreement effective January 1, 2003, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3    Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (Registration No. 33-7872), is incorporated herein by reference.

10.4    Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust(Registration No. 33-7872), is incorporated herein by reference.

10.5    Share Option Agreement, dated as of December 24, 1986, between the Trust and Universal Health Services, Inc.,previously filed as Exhibit 10.4 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6    Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.7    Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.8    Lease dated December 22, 1993, between Universal Health Realty Income Trust and THC-Chicago, Inc. as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.9    Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.10  Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust (“Lessor”), and Inland Valley Regional Medical Center, Inc., a California Corporation (“Lessee”), previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.11  Amendment No. 1 to Lease, made as of July 31, 1998, between Universal Health Realty Income Trust, a Maryland real estate investment trust (“Lessor”), and McAllen Medical Center, L.P. (f/k/a Universal Health Services of McAllen, Inc.), a Texas Limited Partnership (“Lessee”), amends the lease, made as of December 24, 1986, between Lessor and Lessee, previously filed as Exhibit 10.2 to the Trust’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.12  Amendment to REVOLVING CREDIT AGREEMENT as of April 30, 1999 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organizedunder the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406, (ii) VARIOUS FINANCIAL INSTITUTIONS and (iii) FIRST UNION NATIONAL BANK, as administrative agent for the Banks, previously filed as exhibit 10.1 to the Trusts’ Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.13  Dividend Reinvestment and Share Purchase Plan is hereby incorporated by reference from Registration Statement Form S-3, Registration No. 333-81763, as filed on June 28, 1999.

10.14  Amendment No. 2 to Revolving Credit Agreement made as of June 6, 2001 to the Revolving Credit Agreement dated as of June 24, 1998, as amended by an Amendment to Revolving Credit Agreement dated as of April 30, 1999 among Universal Health Realty Income Trust, First Union National Bank, Bank of America, N.A., Fleet National Bank and PNC Bank, National Association and First Union National Bank, as administrative agent for the banks, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.15  Lease amendment dated as of February 28, 2001 between Universal Health Realty Income Trust and McAllen Hospitals, L.P. previously filed as exhibit 10.16 to the Trust’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.16  Lease amendment dated as of July 1, 2002 between Universal Health Realty Income Trust and Universal Health Services of Rancho Springs, Inc.

11       Statement re computation of per share earnings is set forth on page F-5, the Trust’s Consolidated Statements of Income.

23.1    Independent Auditors’ Consent - KPMG LLP

23.2    Information Regarding Consent of Arthur Andersen LLP

99.1    Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003

UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

By:	/s/ ALAN B. MILLER

Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title
/s/ ALAN B. MILLER

March 25, 2003	Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

/s/ JAMES E. DALTON, JR

March 25, 2003	James E. Dalton, Jr., Trustee

/s/ MYLES H. TANENBAUM

March 25, 2003	Myles H. Tanenbaum, Trustee

/s/ DANIEL M. CAIN

March 25, 2003	Daniel M. Cain, Trustee

/s/ MILES L. BERGER

March 25, 2003	Miles L. Berger, Trustee

/s/ ELLIOT J. SUSSMAN

March 25, 2003	Elliot J. Sussman, M.D., M.B.A., Trustee

/s/ KIRK E. GORMAN

March 25, 2003	Kirk E. Gorman, Trustee

/s/ CHARLES F. BOYLE

March 25, 2003	Charles F. Boyle, Vice President, Chief Financial Officer and Controller

/s/ CHERYL K. RAMAGANO

March 25, 2003	Cheryl K. Ramagano, Vice President, Treasurer and Secretary

CERTIFICATION-Chief Executive Officer

I, Alan B. Miller, certify that:

1.         I have reviewed this Annual Report on Form 10-K of Universal Health Realty Income Trust;

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ ALAN B. MILLER

President and Chief Executive Officer

CERTIFICATION-Chief Financial Officer

I, Charles F. Boyle, certify that:

1.         I have reviewed this Annual Report on Form 10-K of Universal Health Realty Income Trust;

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ CHARLES F. BOYLE

Vice President and Chief Financial Officer

Independent Auditors’ Report

To the Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the 2002 consolidated financial statements of Universal Health Realty Income Trust and subsidiaries (a Maryland real estate investment trust) as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we have also audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Universal Health Realty Income Trust and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Philadelphia, Pennsylvania February 28, 2003

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

Report of Independent Public Accountants

To the Shareholders and Board of Trustees of
Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and Subsidiaries (a Maryland real estate investment trust) as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules on Page F-1 are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Philadelphia, Pennsylvania January 17, 2002

Universal Health Realty Income Trust
Consolidated Balance Sheets
(dollar amounts in thousands)

Assets:	December 31, 2002	December 31, 2001

Real Estate Investments:
Buildings and improvements	$159,767	$159,718
Accumulated depreciation	(47,810)	(43,432)

	111,957	116,286
Land	22,929	22,929

Net Real Estate Investments	134,886	139,215

Investments in limited liability companies (“LLCs”)	48,314	46,939

Other Assets:
Cash	598	629
Bonus rent receivable from UHS	1,101	898
Rent receivable from non-related parties	137	100
Deferred charges and other assets, net	81	123

	$185,117	$187,904

Liabilities and Shareholders’ Equity:

Liabilities:
Bank borrowings	$30,493	$31,986
Note payable to UHS	—	1,446
Accrued interest	282	330
Accrued expenses and other liabilities	1,761	1,536
Fair value of derivative instrument	3,233	2,166
Tenant reserves, escrows, deposits and prepaid rents	446	363

Minority interest	40	43

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—

Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2002 - 11,698,163 2001 -11,678,816	117	117
Capital in excess of par value	184,772	184,277
Cumulative net income	196,658	175,035
Accumulated other comprehensive loss	(3,033)	(2,183)
Cumulative dividends	(229,652)	(207,212)

Total Shareholders’ Equity	148,862	150,034

	$185,117	$187,904

The accompanying notes are an integral part of these consolidated financial statements.

Universal Health Realty Income Trust
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Year ended December 31,

	2002	2001	2000

Revenues (Note 2):

Base rental - UHS facilities	$13,011	$13,011	$14,082
Base rental, tenant reimbursements and other - Non-related parties	11,247	11,093	10,169
Bonus rental - UHS facilities	4,171	3,470	3,064

	28,429	27,574	27,315

Expenses:

Depreciation and amortization	4,431	4,401	4,461
Interest expense	2,403	3,896	6,114
Advisory fees to UHS (Note 2)	1,388	1,346	1,349
Other operating expenses	3,290	3,209	2,804
Loss (gain) on derivatives	217	(17)	—

	11,729	12,835	14,728

Income before equity in LLCs and gain on sale of property	16,700	14,739	12,587

Equity in income of LLCs (including gain on sale of property of $1,220 in 2002 and provision for investment loss of $1,139 in 2000)	4,923	3,610	1,774
Gain on sale of property sold to UHS	—	—	1,895

Net Income	$21,623	$18,349	$16,256

Net Income Per Share - Basic	$1.85	1.75	$1.81

Net Income Per Share - Diluted	$1.84	$1.74	1.81

Weighted average number of shares outstanding - Basic	11,687	10,492	8,981
Weighted average number of share equivalents	63	44	22

Weighted average number of shares and equivalents outstanding - Diluted	11,750	10,536	9,003

The accompanying notes are an integral part of these consolidated financial statements

Universal Health Realty Income Trust
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2002, 2001 and 2000
(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive loss	Total
	Number of Shares	Amount

January 1, 2000	8,991	$90	$129,255	$140,430	($170,100)	—	$99,675

Net income	—	—	—	16,256	—	—	16,256

Repurchase shares of beneficial interest	(12)	—	(181)	—	—	—	(181)

Issuance of shares of beneficial interest	1	—	36	—	—	—	36

Dividends ($1.840/share)	—	—	—	—	(16,529)	—	(16,529)

January 1, 2001	8,980	$90	$129,110	$156,686	($186,629)	—	$99,257

Issuance of shares of beneficial interest	2,699	27	55,167	—	—	—	55,194

Dividends ($1.875/share)	—	—	—	—	(20,583)	—	(20,583)

Comprehensive income:
Net income	—	—	—	18,349	—	—	18,349
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	—	—	—	(533)	(533)
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	680	680
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(2,330)	(2,330)

Total – comprehensive income							16,166

January 1, 2002	11,679	$117	$184,277	$175,035	($207,212)	($2,183)	$150,034

Issuance of shares on beneficial interest	19	—	495	—	—	—	495

Dividends ($ 1.92/share)	—	—	—	—	(22,440)	—	(22,440)

Comprehensive income:
Net income	—	—	—	21,623	—	—	21,623
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,332	1,332
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(2,182)	(2,182)

Total – comprehensive income							20,773

December 31, 2002	11,698	$117	$184,772	$196,658	($229,652)	($3,033)	$148,862

The accompanying notes are an integral part of these consolidated financial statements.

Universal Health Realty Income Trust
Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$21,623	$18,349	$16,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,431	4,401	4,461
Loss/(gain) on derivatives	217	(17)	—
Gain on sale of real property sold to UHS	—	—	(1,895)
Equity in provision for investment loss of LLC	—	—	1,139
Changes in assets and liabilities:
Rent receivable	(240)	6	(214)
Accrued expenses & other liabilities	225	158	188
Tenant escrows, deposits & prepaid rents	83	(96)	55
Accrued interest	(48)	(62)	(19)
Other, net	(5)	39	(1)

Net cash provided by operating activities	26,286	22,778	19,970

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(5,322)	(8,748)	(5,888)
Cash distributions in excess of income from LLCs	3,245	1,412	1,333
Advances received from (made to) LLCs, net	700	(441)	—
Acquisitions and additions to land and buildings	(49)	(555)	(9,808)
Proceeds received from sales of assets	—	—	5,450

Net cash used in investing activities	(1,426)	(8,332)	(8,913)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	(1,405)	(48,606)	600
Borrowings from mortgage notes payable	—	—	4,539
Repayments of mortgage notes payable	(88)	(80)	(67)
Repayment of note payable to UHS	(1,446)	—	—
Dividends paid	(22,440)	(20,583)	(16,529)
Repurchase shares of beneficial interest	—	—	(181)
Issuance of shares of beneficial interest	488	55,158	23

Net cash used in financing activities	(24,891)	(14,111)	(11,615)

(Decrease) increase in cash	(31)	335	(558)
Cash, beginning of period	629	294	852

Cash, end of period	$598	$629	$294

Supplemental disclosures of cash flow information:
Interest paid	$2,451	$3,871	$6,063

The accompanying notes are an integral part of these consolidated financial statements.

Universal Health Realty Income Trust
Notes to the Consolidated Financial Statements
December 31, 2002

(1) Summary of Significant Accounting Policies

Nature of Operations

Universal Health Realty Income Trust and Subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. As of December 31, 2002 the Trust had investments in forty-two facilities located in fifteen states consisting of investments in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, childcare centers and medical office buildings. Six of the Trust’s hospital facilities and three medical office buildings are leased to subsidiaries of Universal Health Services, Inc., (“UHS”).

Since the Trust has significant investments in hospital facilities, which comprised 69%, 69% and 72% of net revenues in 2002, 2001 and 2000, respectively, it is subject to certain industry risk factors which directly impact the operating results of its lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation.

Management of the Trust is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of its lessees or on their ability to meet their obligations under the terms of their leases with the Trust. In addition, Management of the Trust cannot predict whether any of the leases will be renewed on their current terms or at all. As a result, Management’s estimate of future cash flows from its leased properties could be materially affected in the near term, if certain of the leases are not renewed at the end of their lease terms.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting. The Trust’s revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Bonus rents are recognized based upon increases in each facility’s net patient revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Trust.

Cash and Cash Equivalents

The Trust considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Real Estate Properties

The Trust records acquired real estate at cost and uses the straight-line method to calculate depreciation expense for buildings and improvements over their estimated useful lives of 25 to 45 years.

Effective January 1, 2002, the Trust adopted SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 supersedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No.121; however, it resolves various implementation issues of SFAS No.121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No.30 to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of or is classified as held for sale. Additionally, SFAS No.144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.

It is the Trust’s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the estimated fair value will be determined using valuation techniques such as the present value of expected future cash flows. In assessing the carrying value of the Trust’s real estate investments for possible impairment, Management reviews estimates of future cash flows expected from each of its facilities and evaluates the creditworthiness of its lessees based on their current operating performance and on current industry conditions.

Investments in Limited Liability Companies (“LLCs”)

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Trust accounts for its investments in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust’s cost and subsequently adjusted for the Trust’s net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The provisions of this Interpretation will be applicable to the Trust beginning in the third quarter of 2003.

Upon application of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", the Trust believes that certain of its LLC investments may meet the criteria of a variable interest entity and it is reasonably possible that the Trust will be required to consolidate certain LLCs.

The results of operations, and the assets, liabilities and equity of any such LLCs would be included in the consolidated financial statements of the Trust, with a minority interest reflected for the portion of the LLCs held by other members. As the Trust has not yet determined which LLCs will meet the criteria of variable interest entities, Management is unable to determine the impact on the Trust's balance sheet. If the Trust is required to consolidate any of the LLCs, there would be no impact on the Trust's net income.

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

The Trust is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of the Trust's ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Stock-Based Compensation

At December 31, 2002, the Trust has two stock-based compensation plans, which are more fully described in Note 8. The Trust accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Trust had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The Trust recognizes compensation cost related to restricted share awards over the respective vesting periods. As of December 31, 2002 there were no unvested restricted share awards outstanding

	Twelve Months Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net income	$21,623	$18,349	$16,256
Add: total stock-based compensation expenses included in net income	210	192	191
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(258)	(308)	(370)

Pro forma net income	$21,575	$18,233	$16,077

Basic earnings per share, as reported	$1.85	$1.75	$1.81
Basic earnings per share, pro forma	$1.85	$1.74	$1.79

Diluted earnings per share, as reported	$1.84	$1.74	$1.81
Diluted earnings per share, pro forma	$1.84	$1.73	$1.79

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding during the year. Diluted earnings per share are based on the weighted average number of shares during the year adjusted to give effect to share equivalents. In June, 2001, the Trust issued 2.6 million shares of beneficial interest at a price of $21.57 per share generating $53.9 million of net proceeds to the Trust which were used to repay borrowings under the Trust’s revolving credit agreement.

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Months Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Basic:
Net income	$21,623	$18,349	$16,256
Weighted average number of common shares	11,687	10,492	8,981

Earnings per common share-basic	$1.85	$1.75	$1.81

Diluted:
Net income	$21,623	$18,349	$16,256

Weighted average number of common shares	11,687	10,492	8,981
Net effect of dilutive stock options and grants based on the treasury stock method	63	44	22

Weighted average number of common shares and equivalents	11,750	10,536	9,003

Earnings per common share –diluted	$1.84	$1.74	$1.81

Fair Value of Financial Instruments

The fair value of the Trust’s interest rate swap agreements are based on quoted market prices. The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, the Trust adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity”, an Amendment of SFAS 133. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

In accordance with the transition provisions of SFAS No. 133, the Trust recorded a cumulative-effect-type adjustment of $533,000 in accumulated other comprehensive loss to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. The Trust does not have any derivative instruments that are designated as fair value hedging instruments.

On the date a derivative contract is entered into, the Trust designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. For all hedging relationships the Trust formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Trust also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Trust discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Trust discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or Management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Trust continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

The Trust manages its ratio of fixed to floating rate debt with the objective of achieving a mix that Management believes is appropriate. To manage this mix in a cost-effective manner, the Trust, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of the Trust’s cash flow hedges at December 31, 2002 relate to the payment of variable interest on existing or forecasted debt. The maximum amount of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Trust, with earlier adoption permitted. Management of the Trust does not believe that this Statement will have a material effect on the Trust’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (SFAS 145). SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management of the Trust does not believe that this Statement will have a material effect on the Trust’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management of the Trust does not believe that this Statement will have a material effect on the Trust’s financial statements.

In November 2002, the FASB issued Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The provisions of this Interpretation will be applicable to the Trust beginning in the third quarter of 2003.

Upon application of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Trust believes that certain of its LLC investments may meet the criteria of a variable interest entity and it is reasonably possible that the Trust will be required to consolidate certain LLCs.

The results of operations, and the assets, liabilities and equity of any such LLCs would be included in the consolidated financial statements of the Trust, with a minority interest reflected for the portion of the LLCs held by other members. As the Trust has not yet determined which LLCs will meet the criteria of variable interest entities, Management is unable to determine the impact on the Trust’s balance sheet. If the Trust is required to consolidate any of the LLCs, there would be no impact on the Trust’s net income.

(2) Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to the Trust, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to the Trust), to provide administrative services to the Trust and to conduct the Trust’s day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by the Trust. The Advisory Agreement expires on December 31 of each year; however, it is renewable by the Trust, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2003. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of the Trust’s equity as shown on its balance sheet, determined in accordance with accounting principles generally accepted in the United States, without reduction for return of capital dividends. No incentive fees were paid during 2002, 2001 and 2000. The advisory fee is payable quarterly, subject to adjustment at year end based upon the audited consolidated financial statements of the Trust.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility’s then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If the Trust does not accept the substitution property offered, UHS is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2002, the aggregate fair market value of the Trust’s facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million.

As of December 31, 2002, subsidiaries of UHS leased six of the eight hospital facilities owned by the Trust with terms expiring in 2004 through 2008. For the years ended December 31, 2002, 2001 and 2000, 60%, 60% and 63%, respectively, of the Trust’s revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which the Trust has various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 29% in 2002, 31% in 2001 and 35% in 2000 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

At December 31, 2002, approximately 6.6% of the Trust’s outstanding shares of beneficial interest were held by UHS. The Trust has granted UHS the option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

The lease with Chalmette Medical Center, a subsidiary of UHS, was scheduled to expire in March, 2003. During the third quarter of 2002, the lessee gave the Trust the required notice to exercise its renewal option and extend the lease for another five-year term. The renewal rate is based upon the five year Treasury rate on March 29, 2003 plus a spread. Based upon the current Treasury rate, it is estimated the Chalmette’s annual base rental will be reduced by approximately $300,000.

In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by the Trust. Inland Valley, the Trust’s lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and

Rancho Springs. Although the Trust does not own the real estate assets of the Rancho Springs campus, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley campus. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and since the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation, the estimated net revenues generated at the Rancho Springs campus.

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

During the second quarter of 2000, a wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust’s 2000 results of operations. Also during 2000, the Trust invested $2.0 million to acquire a 98% interest in a LLC that purchased the Summerlin Hospital Medical Office Building II which is connected to the Summerlin Hospital Medical Center in Las Vegas, Nevada. This medical office building was purchased from a LLC in which UHS holds a 72% ownership interest. The purchase price paid for the property to the UHS majority-owned LLC was $10.5 million. The Trust made a cash investment of $2.0 million, and the LLC, which is majority-owned by the Trust, obtained a $9.8 million third-party mortgage which is non-recourse to the Trust to fund the balance of the purchase price and finance tenant improvements.

During December of 1993, UHS, the former lessee and operator of Belmont Community Hospital, sold the operations of the facility to THC-Chicago, Inc., an indirect wholly-owned subsidiary of Community Psychiatric Centers. Concurrently, the Trust purchased certain related real property from UHS for $1 million in cash and a note payable in the amount of $1,446,000, including accrued interest, which was paid by the Trust on April 30, 2002. No further obligation is owed by the Trust to UHS in connection with this transaction.

UHS was contacted by the Philadelphia District Office of the Securities and Exchange Commission (“SEC”) in February, 2003 requesting the voluntary provision of documents and related information and the voluntary testimony of certain individuals arising out of the termination of Kirk E. Gorman as Chief Financial Officer of UHS. The SEC has advised UHS that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred nor should it be considered a reflection upon any persons, entity or security. UHS is fully cooperating with this inquiry.

The Trust’s officers are all employees of UHS and as of December 31, 2002, the Trust had no

salaried employees. During 2002, 2001 and 2000 Mr. Kirk E. Gorman, Trustee of the Trust and former President, Chief Financial Officer and Secretary, received $50,000 annual bonuses awarded by the Trustees, subject to UHS having agreed to a $50,000 reduction in the advisory fee paid by the Trust.

(3) Acquisitions and Dispositions

2002 – During 2002, the Trust invested a total of $5.3 million in the following: (i) $3.1 million invested in a LLC, in which the Trust owns a 90% non-controlling equity interest, that constructed the recently opened Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to the Trust); (ii) $200,000 invested (and an additional $2.6 million committed) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.2 million third-party mortgage that is non-recourse to the Trust), and; (iii) $2.0 million of additional investments in various LLCs in which the Trust owns a non-controlling equity interest. Also during 2002, the Trust received $2.6 million of cash for its share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. The transaction resulted in a gain for the Trust of $1.2 million which is included in the Trust’s 2002 results of operations. This sale completed the like-kind exchange transaction whereby the LLC in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

2001 – During 2001, the Trust invested a total of $9.2 million in the following (consisting of $8.8 million of investments in LLCs and $400,000 of net advances made to LLCs): (i) $1.4 million invested to purchase a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona (the LLC also obtained a $3.1 million third-party mortgage that is non-recourse to the Trust); (ii) $1.9 million invested to purchase a 74% equity interest in a LLC that owns and operates the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine (the LLC also obtained a $8.9 million third-party mortgage that is non-recourse to the Trust); (iii) $2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 (as mentioned above); (iv) $45,000 of cash and a commitment to invest a total of $3.4 million in exchange for a 90% non-controlling interest in a limited liability company that constructed and owns the Deer Valley Medical Office II located in Phoenix, Arizona which was opened during the third quarter of 2002 (the LLC obtained a $7.0 million third-party mortgage that is non-recourse to the Trust), and; (v) the Trust invested a total of $3.1 million to purchase an additional equity interest and fund additional investments and loans to various LLCs in which the Trust has various non-controlling equity interests. Also during 2001, the Trust spent $600,000 to finance capital expenditures.

2000 – During 2000, the Trust invested a total $5.8 million in the following: (i) $1.8 million for the purchase of a 95% equity interest in a LLC that owns and operates Skypark Professional Medical Building located in Torrance, California (the LLC also obtained a $4.3 million third-party mortgage that is non-recourse to the Trust); (ii) $2.0 million for the purchase of a 67% equity interest in a LLC that owns and operates the Centinela Medical Building Complex located in Inglewood, California (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to the Trust), and; (iii) $2.0 million for the purchase of a 98% equity interest in a LLC that owns and operates the Summerlin Hospital MOB II (the LLC also obtained a $9.8 million third-party mortgage that is non-recourse to the Trust). Also during 2000, the Trust invested a total of $9.8 million related to the following: (i) $6.4 million for the purchase of a medical office building located in Danbury, Connecticut (including a $4.5 million third-party mortgage that is non-recourse to the Trust), and; (ii) $3.4 million to finance capital expenditures including the construction of the Southern Crescent Center II, which was completed and opened during the third quarter of 2000. Also during 2000, the Trust received cash proceeds of $5.5 million from the sale of Meridell Achievement Center, Inc., a subsidiary of UHS, which exercised its option pursuant to the lease to purchase the leased property. This sale resulting in a gain of $1.9 million which is included in the Trust’s 2000 results of operations.

During the second quarter of 2000, a wholly-owned subsidiary of UHS exercised its option pursuant to the lease to purchase the leased property upon the December 31, 2000 expiration of the initial lease. Pursuant to the terms of the lease agreement, three appraisals were obtained to determine the fair market value of the property and accordingly, the sale price was determined to be $5,450,000. This sale was completed in December, 2000 resulting in a gain of approximately $1.9 million which is included in the Trust’s 2000 results of operations.

(4) Leases

All of the Trust’s leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to five, five-year renewal options. Under the terms of the leases, the Trust earns fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, the Trust may earn periodic additional rents (see Note 2). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases are as follows (000s):

2003	$20,779
2004	19,593
2005	15,914
2006	15,164
2007	3,569
Later Years	7,535

Total Minimum Base Rents	$82,554

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5) Derivative Instruments and Hedging Activities

The Trust uses variable-rate debt to finance a portion of its operations and investments. These variable-rate debt obligations expose the Trust to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, Management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Trust receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

At December 31, 2002, the Trust had three outstanding swap agreements for notional principal amounts of $30 million which mature from May, 2004 through November, 2006. These swap agreements effectively fix the interest rate on $30 million of variable rate debt at 6.40% including the revolver spread of .50%. The Trust is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Trust does not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2002 would have resulted in payments to the counterparties of approximately $3,233,000. The fair value of the interest rate swap agreements at December 31, 2002 reflects the estimated amounts that the Trust would pay or receive to terminate the contracts and are based on quotes from the counterparties.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the related interest affects earnings. For the years ended December 31, 2002 and 2001, the Trust reclassified $1,332,000 and $680,000, respectively into interest expense.

Operating results for the years ended December 31, 2002 and 2001 include net losses (gains) of $217,000 and ($17,000), respectively, representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

As of December 31, 2002, $1,392,000 of deferred losses on derivative instruments in other accumulated comprehensive loss are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during 2002 or 2001.

(6) Debt

The Trust has an unsecured, non-amortizing $100 million revolving credit agreement (the “Agreement”), which expires on June 24, 2003. The Agreement provides for interest at the Trust’s option, at the certificate of deposit rate plus .625% to 1.125%, the Eurodollar rate plus .50% to 1.125% or the prime rate. A fee of .175% to .375% is paid on the unused portion of this commitment. The margins over the certificate of deposit rate, Eurodollar rate and the commitment fee are based upon the Trust’s debt to total capital ratio as defined by the Agreement. At December 31, 2002 the applicable margin over the certificate of deposit and Eurodollar rates were .625% and .50%, respectively, and the commitment fee was .17%. At December 31, 2002, the Trust had $4.4 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The Trust was granted a one-time waiver of this provision in connection with its issuance of 2.6 million shares of beneficial interest in June, 2001. The average amounts outstanding under the Trust’s revolving credit agreement were $25.3 million in 2002, $46.1 million in 2001 and $78.5 million in 2000 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 8.1% in 2002, 7.4% in 2001 and 7.1% in 2000. At December 31, 2002, the Trust had approximately $69 million of available borrowing capacity under this agreement. The carrying value of the amounts borrowed approximates fair market value. Management of the Trust is currently negotiating with its bank group to replace this Agreement and expects to complete the new Agreement before the June, 2003 expiration of the existing agreement. However, the Trust can provide no assurance that it can successfully obtain a new credit facility under terms similar to the existing facility or that the terms of the new facility will not have an adverse effect on future results of operations.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit the Trust’s ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit the Trust’s ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. The Company is in compliance with all their covenants at December 31, 2002.

The Trust has one mortgage with an outstanding balance of $4,279,000 at December 31, 2002. The mortgage, which carries an 8.3% interest rate and matures on February 1, 2010, is non-recourse to the Trust and is secured by the Medical Center of Western Connecticut.

(7) Dividends

Dividends of $1.92 per share were declared and paid in 2002, of which $1.86 per share was ordinary income and $.06 per share was a return of capital distribution. Dividends of $1.875 per share were declared and paid in 2001, of which $1.81 per share was ordinary income and $.06 per share was a return of capital distribution. Dividends of $1.84 per share were declared and paid in 2000, of which $1.69 per share was ordinary income and $.15 per share was a return of capital distribution.

(8) Incentive Plans

During 1997, the Trust’s Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. A combined total of 400,000 shares and dividend equivalent rights have been reserved for issuance under The Plan. From inception through December 31, 2002, there have been 111,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees of the Trust. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. The Trust recorded expenses relating to the dividend equivalent rights of $197,000 in 2002, $188,000 in 2001 and $184,000 in 2000. As of December 31, 2002, there were 87,500 options exercisable under The Plan with an average exercise price of $18.17 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $8.97 per share).

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust (“Outside Trustees”). There are 40,000 shares reserved for issuance under this plan. Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2002 no shares have been issued under the terms of this plan.

As discussed in Note 1, the Trust accounts for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions used for the three option grants the occurred in 2002 and 2000. No options were granted during 2001, therefore the following table is not applicable (“N/A”) for that year:

Year Ended December 31,	2002	2001	2000

Volatility	15%	N/A	14%-15%
Interest rate	4% - 5%	N/A	5%-7%
Expected life (years)	8.1	N/A	8.0
Forfeiture rate	0%	N/A	2%

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including officers and trustees of the Trust under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)

Balance, January 1, 2000	133,024	$17.88	$21.44/$16.13
Granted	25,000	$14.75	$14.75
Exercised	0	N/A	N/A
Cancelled	0	N/A	N/A

Balance, January 1, 2001	158,024	$17.38	$21.44/$14.75
Granted	0	N/A	N/A
Exercised	(58,024)	$16.77	$16.88/$16.13
Cancelled	0	N/A	N/A

Balance, January 1, 2002	100,000	$17.74	$21.44/$14.75
Granted	6,000	$27.39	$27.65/$26.09
Exercised	0	N/A	N/A
Cancelled	0	N/A	N/A

Balance, December 31, 2002	106,000	$18.29	$27.65/$14.75

(9) Summarized Financial Information of Equity Affiliates

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

Since January 1, 1995 through December 31, 2002, the Trust invested $58.4 million of cash in LLCs in which the Trust owns various non-controlling equity interests ranging from 33% to 99%, before reductions for cash distributions received from the LLCs. On a combined basis these LLCs generated revenues of $30.3 million in 2002, $26.5 million in 2001 and $22.2 million in 2000 and net income of $4.6 million in 2002 (excluding a $1.3 million gain recorded on the sale of Samaritan West Valley Medical Center), $3.9 million in 2001 and $3.3 million in 2000. Also on a combined basis, as of December 31, 2002 and 2001 these LLCs had total assets of $182.9 million and $174.5 million, respectively, and third-party financing that is non-recourse to the Trust of $128.7 million and $115.6 million, respectively.

In January, 2002, the Trust received $2.6 million of cash for its share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. This transaction resulted in a book gain for the Trust of $1.2 million which is included in the Trust’s 2002 results of operations. This sale completed the like-kind exchange transaction whereby the LLC, in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

During the fourth quarter of 2000, the Trust recorded a provision for investment loss in a LLC of $1.1 million to reflect its share of an asset impairment charge recorded at a LLC resulting from declines in the performance of a medical office complex located in Phoenix, Arizona. In measuring the provision for impairment loss of the limited liability company in 2000 (in which the Trust owns a 60% non-controlling interest), Management of the Trust concluded that the estimated fair value of the real property (calculated by discounting expected future cash flows, consisting of estimated future rental payments and residual value) did not exceed the mortgage, that is non-recourse to the Trust, held on the property by a third-party lending institution. Accordingly, the $1.1 million charge was recorded during the fourth quarter of 2000 to reduce the Trust’s investment in this LLC to zero.

The following table represents summarized unaudited financial information of the limited liability companies (“LLCs”) accounted for by the equity method. Amounts presented include investments in the following LLCs as of December 31, 2002:

Name of LLC	Ownership	Property Owned by LLC

DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Parkvale Properties	60%	Maryvale Hospital MOBs
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments (a.)	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	95%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
PacPal Investments	95%	Pacifica Palms Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	95%	Santa Fe Professional Plaza
Bayway Properties	75%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
23560 Madison	95%	Skypark Professional Medical Building
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (c.)	90%	Deer Valley Medical Office II
PCH Medical Properties (d.)	85%	Rosenberg Children’s Medical Plaza

Total

(a.)          As a result of a like-kind exchange transaction, Litchvan Investments acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

(b.)          Tenants of this medical office building include a subsidiary of UHS.

(c.)          As of December 31, 2002, Trust has invested $3.2 million in the Deer Valley Medical Office II, a newly constructed building which was opened during the third quarter of 2002. The Trust has committed to invest a total of $3.4 million.

(d.)          The Trust has committed to invest a total of $2.8 million in exchange for a 85% non-controlling interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building in Phoenix, Arizona, which was opened in February, 2003. As of December 31, 2002, the Trust invested $200,000 in this project.

	December 31,

	2002	2001

	(amounts in thousands)
Net property	$169,636	$158,109
Other assets	13,266	16,428
Liabilities	5,129	8,220
Third-party debt	128,658	115,600
Equity	49,115	50,717
UHT’s share of equity	48,314	46,939

	For the Year Ended December 31,

	2002	2001	2000

	(amounts in thousands)
Revenues	$30,281	$26,451	$22,227
Operating expenses	11,605	9,760	7,976
Depreciation & amortization	5,152	4,741	4,155
Interest, net	8,923	8,001	6,797
Gain on disposal	(1,346)	—	—

Net income	$5,947	$3,949	$3,299

UHT’s share of net income before investment loss and gain on disposal	$3,703	$3,610	$2,913
UHT’s share of provision for investment loss	—	—	(1,139)
UHT’s share of gain on disposal	1,220	—	—

UHT’s share of net income	$4,923	$3,610	$1,774

As of December 31, 2002, aggregate maturities of debt payable to third-parties by LLCs, which is non-recourse to the Trust, are as follows (000s):

2003	$11,504
2004	14,890
2005	2,237
2006	22,235
2007	8,052
Later	69,740

Total	$128,658

(10) Segment Reporting

The Trust’s primary segment is leasing of healthcare and human service facilities, and all revenues from external customers relate to the same segment. Additionally, the Trust may, from time to time, loan funds to external parties. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not relevant to the Trust.

(11) Quarterly Results (unaudited)

(amounts in thousands, except per share amounts)

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$7,126	$7,164	$7,077	$7,062	$28,429
Net Income	$6,278	$5,179	$5,104	$5,062	$21,623
Earnings Per Share-Basic	$0.54	$0.44	$0.44	$0.43	$1.85
Earnings Per Share-Diluted	$0.53	$0.44	$0.43	$0.43	$1.84

Included in the net income for the first quarter of 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$6,885	$6,859	$6,890	$6,940	$27,574
Net Income	$4,140	$4,303	$4,877	$5,029	$18,349
Earnings Per Share-Basic	$0.46	$0.44	$0.42	$0.43	$1.75
Earnings Per Share-Diluted	$0.46	$0.44	$0.42	$0.43	$1.74

Schedule III
Universal Health Realty Income Trust
Real Estate and Accumulated Depreciation - December 31, 2002
(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period			Accumulated Depreciation	Date of construction or most recent significant expansion or renovation
										Average Depreciable Life
Description	Land	Building &Improv.	Land& Improv.	Land	Building & Improvements	Total	as of Dec. 31, 2002		Date Acquired

Virtue Street Pavilion	$1,825	$9,445	—	$1,770	$9,445	$11,215	$4,324	1975	1986	35 Years
Chalmette Medical Center	2,000	7,473	$3,148	2,000	10,621	12,621	3,537	1999	1988	34 Years
Chalmette, Louisiana

Inland Valley Regional Medical Center	2,050	10,701	2,868	2,050	13,569	15,619	4,425	1986	1986	43 Years
Wildomar, California

McAllen Medical Center	4,720	31,442	10,188	6,281	40,069	46,350	13,043	1994	1986	42 Years
McAllen, Texas

Wellington Regional Medical Center	1,190	14,652	4,822	1,663	19,001	20,664	6,148	1986	1986	42 Years
West Palm Beach, Florida

The Bridgeway	150	5,395	499	150	5,894	6,044	2,680	1983	1986	35 Years
North Little Rock, Arkansas

Tri-State Rehabilitation Hospital	500	6,945	1,062	500	8,007	8,507	2,631	1993	1989	40 Years
Evansville, Indiana

Kindred Hospital Chicago Central	158	6,404	1,837	158	8,241	8,399	4,914	1993	1986	25 Years
Chicago, Illinois

Fresno-Herndon Medical Plaza	1,073	5,266	35	1,073	5,301	6,374	952	1992	1994	45 Years
Fresno, California

Family Doctor's Medical Office Building	54	1,526	494	54	2,020	2,074	332	1991	1995	45 Years
Shreveport, Louisiana

Kelsey-Seybold Clinic at King's Crossing	439	1,618	6	439	1,624	2,063	261	1995	1995	45 Years
Professional Center at King's Crossing	439	1,837	43	439	1,880	2,319	295	1995	1995	45 Years
Kingwood, Texas

Chesterbrook Academy	307	996	—	307	996	1,303	148	1996	1996	45 Years
Audubon, Pennsylvania

Chesterbrook Academy	250	744	—	250	744	994	110	1991	1996	45 Years
New Britain, Pennsylvania

Chesterbrook Academy	180	815	—	180	815	995	120	1992	1996	45 Years
Uwchlan, Pennsylvania

Chesterbrook Academy	195	749	—	195	749	944	111	1992	1996	45 Years
Newtown, Pennsylvania

The Southern Crescent Center	1,130	5,092	69	1,130	5,161	6,291	751	1994	1996	45 Years
The Southern Crescent Center II	—	—	5,373	806	4,567	5,373	350	2000	1998	35 Years
Riverdale, Georgia

The Cypresswood Professional Center	573	3,842	187	573	4,029	4,602	635	1997	1997	35 Years
Spring ,Texas

Orthopaedic Specialists of Nevada Building	—	1,579	—	—	1,579	1,579	205	1999	1999	25 Years
Las Vegas, Nevada

Sheffield Medical Building	1,760	9,766	459	1,760	10,225	11,985	1,312	1999	1999	25 Years
Atlanta, Georgia

Medical Center of Western Connecticut- Bldg. 73	1,151	5,176	54	1,151	5,230	6,381	526	2000	2000	30 Years
Danbury, Connecticut

TOTALS	$20,144	$131,463	$31,144	$22,929	$159,767	$182,696	$47,810

Universal Health Realty Income Trust
Notes to Schedule III
December 31, 2002
(amount in thousands)

(1) Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2000 to December 31, 2002:

	2002	2001	2000

Balance at January 1,	$182,647	$182,172	$177,920
Additions and acquisitions	49	475	9,702
Reclasses from construction in progress	—	—	1,240
Dispositions	—	—	(6,690)

Balance at December 31,	$182,696	$182,647	$182,172

(2) Reconciliation of Accumulated Depreciation

The following table reconciles the Accumulated Depreciation from January 1, 2000 to December 31, 2002:

	2002	2001	2000

Balance at January 1,	$43,432	$39,080	$37,800
Current year depreciation expense	4,378	4,352	4,414
Dispositions	—	—	(3,134)

Balance at December 31,	$47,810	$43,432	$39,080

The aggregate cost basis and net book value of the properties for federal income tax purposes at

December 31, 2002 are approximately $167,000,000 and $112,000,000, respectively.