Form 10-Q
period 2003-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2003-05-13
CIK 798783

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	23-6858580

(State or other jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER
367 SOUTH GULPH ROAD
KING OF PRUSSIA, PENNSYLVANIA	19406

(Address of principal executive offices)	(Zip Code)

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

Number of common shares of beneficial interest outstanding at April 30, 2003 – 11,708,398

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I.  Financial Information
Universal Health Realty Income Trust
 Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues (Note 2):
Base rental - UHS facilities	$3,253	$3,253
Base rental, tenant reimbursements and other - Non-related parties	2,732	2,880
Bonus rental - UHS facilities	1,208	993

	7,193	7,126

Expenses:
Depreciation and amortization	1,112	1,109
Interest expense	585	621
Advisory fees to UHS	350	343
Other operating expenses	827	826
Loss (gain) on derivatives	35	(12)

	2,909	2,887

Income before equity in limited liability companies (“LLCs”)	4,284	4,239
Equity in income of LLCs (including gain on sale of real property of $365 in 2003 and $1,179 in 2002)	1,386	2,039

Net Income	$5,670	$6,278

Net Income per share - Basic	$0.48	$0.54

Net Income per share - Diluted	$0.48	$0.53

Weighted average number of shares outstanding - Basic	11,700	11,679
Weighted average number of share equivalents	65	57

Weighted average number of shares and equivalents outstanding - Diluted	11,765	11,736

The accompanying notes are an integral part of these financial statements.

Universal Health Realty Income Trust
 Consolidated Balance Sheets
(dollar amounts in thousands)
(unaudited)

	March 31, 2003	December 31, 2002

Assets:
Real Estate Investments:
Buildings and improvements	$160,024	$159,767
Accumulated depreciation	(48,909)	(47,810)

	111,115	111,957
Land	22,929	22,929

Net Real Estate Investments	134,044	134,886

Investments in limited liability companies (“LLCs”)	48,448	48,314
Other Assets:
Cash	537	598
Bonus rent receivable from UHS	1,213	1,101
Rent receivable from non-related parties	136	137
Deferred charges and other assets, net	182	81

	$184,560	$185,117

Liabilities and Shareholders’ Equity:
Liabilities:
Bank borrowings	$29,768	$30,493
Accrued interest	273	282
Accrued expenses and other liabilities	1,703	1,761
Fair value of derivative instrument	3,124	3,233
Tenant reserves, escrows, deposits and prepaid rents	434	446
Minority interest	43	40
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2003 - 11,707,858; 2002 - 11,698,163	117	117
Capital in excess of par value	184,988	184,772
Cumulative net income	202,328	196,658
Accumulated other comprehensive loss	(2,890)	(3,033)
Cumulative dividends	(235,328)	(229,652)

Total Shareholders’ Equity	149,215	148,862

	$184,560	$185,117

Universal Health Realty Income Trust
 Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$5,670	$6,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,112	1,109
Loss (gain) on derivatives	35	(12)
Changes in assets and liabilities:
Rent receivable	(111)	(93)
Accrued expenses & other liabilities	(59)	(172)
Tenant escrows, deposits & prepaid rents	(12)	114
Accrued interest	(9)	(8)
Other, net	5	15

Net cash provided by operating activities	6,631	7,231

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(570)	(979)
Cash distributions in excess of income from LLCs	436	1,963
Advances received from LLC’s, net	0	175
Acquisitions and additions to land and buildings	(257)	(11)

Net cash (used in) provided by investing activities	(391)	1,148

Cash flows from financing activities:
Net repayments on revolving credit facility	(701)	(3,101)
Repayments of mortgage notes payable	(24)	(23)
Dividends paid	(5,676)	(5,548)
Issuance of shares of beneficial interest	100	132

Net cash used in financing activities	(6,301)	(8,540)

Decrease in cash	(61)	(161)
Cash, beginning of period	598	629

Cash, end of period	$537	$468

Supplemental disclosures of cash flow information:
Interest paid	$594	$629

See accompanying notes to these condensed financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(unaudited)

(1)  General

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Trust, are necessary to fairly present results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the accompanying disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%.  The Trust accounts for its share of the income/loss from these investments by the equity method.

(2)  Relationship with Universal Health Services, Inc.

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”).  The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory.  The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor.  The Advisory Agreement has been renewed for 2003.  The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time.  The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust has no salaried employees and the Trust’s officers are all employees of UHS of Delaware, Inc.  Advisory fees paid to UHS amounted to $350,000 and $343,000 for the three month periods ended March 31, 2003 and 2002, respectively.

During the first three months of 2003 and 2002, approximately 62% and 60%, respectively, of the Trust’s consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”).  UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases.  Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts.  The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

The lease with Chalmette Medical Center, a subsidiary of UHS, was scheduled to expire in March, 2003.  During the third quarter of 2002, the lessee gave the Trust the required notice to exercise its renewal option and extend the lease for another five-year term.  In accordance with the terms of the lease, the renewal rate was based upon the five year Treasury rate on March 29, 2003 plus a spread and based upon the Treasury rate on that date, the annual base rental on this facility will be reduced by approximately $270,000.

UHS owned approximately 6.6% percent of the Trust’s outstanding shares of beneficial interest as of March 31, 2003.  The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3)  Dividends

A dividend of $.485 per share or $5.7 million in the aggregate was declared by the Board of Trustees on March 3, 2003 and was paid on March 31, 2003 to shareholders of record as of March 17, 2003.

(4)  Financial Instruments

Cash Flow Hedges
During the three month periods ended March 31, 2003 and 2002, the Trust recorded in accumulated other comprehensive income (“AOCI”), income of $144,000 and $454,000, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. The income will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur.  Assuming market rates remain unchanged from March 31, 2003, it is expected that approximately $1.6 million of net losses in AOCI will be reclassified into earnings within the next twelve months.  The Trust also recorded a (loss)/income of ($35,000) and $12,000 for the three month periods ended March 31, 2003 and 2002, respectively, in current earnings to recognize the ineffective portion of the cash flow hedging instruments.  The maximum amount of time over which the Trust is hedging its exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(5)  New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. This Statement, which became effective for the Trust on January 1, 2003, did not have a material effect on the Trust’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund

Requirements” (SFAS 145). SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement was adopted by the Trust on January 1, 2003 and did not have a material effect on the Trust’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, and did not have a material effect on the Trust’s financial statements.

In November 2002, the FASB issued Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements.  This provision did not have a material effect on the Trust’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements, if applicable.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The provisions of this Interpretation will be applicable to the Trust for all its existing entities beginning in the third quarter of 2003.

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

(6)  Acquisitions and Dispositions

During the first quarter of 2003, the Trust received $365,000 of cash for its share of the proceeds generated from the sale of the assets of the Palo Verde Medical Center located in Phoenix, Arizona.  This transaction resulted in a $365,000 book gain for the Trust during the three month period ended March 31, 2003 (included in equity in income of limited liability companies) since the carrying-value of this investment was reduced to zero in a prior year.

(7)  Comprehensive Income

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners’ equity changes not reflected in the Consolidated Statements of Income.  The components of comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$5,670	$6,278
Other comprehensive income:
Adjustment for losses reclassified into income	460	350
Unrealized derivative gains /(losses) on cash flow hedges	(316)	104

Comprehensive income	$5,814	$6,732

(8)  Stock-Based Compensation

At March 31, 2003, the Trust has two stock-based compensation plans.  The Trust accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Trust had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The Trust recognizes compensation cost related to restricted share awards over the respective vesting periods. As of March 31, 2003 there were no unvested restricted share awards outstanding.

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net income	$5,670	$6,278
Add: total stock-based compensation expenses included in net income:	50	49
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(60)	(62)

Pro forma net income	$5,660	$6,265

Basic earnings per share, as reported	$0.48	$0.54
Basic earnings per share, pro forma	$0.48	$0.54
Diluted earnings per share, as reported	$0.48	$0.53
Diluted earnings per share, pro forma	$0.48	$0.53

(9)  Summarized Financial Information of Equity Affiliates

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Trust accounts for its investment in LLCs which it does not control using the equity method of accounting.  These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust’s cost and subsequently adjusted for the Trust’s share of equity in the net income, cash contributions and distributions of the investments.  See Note 5 to the Consolidated Financial Statements regarding FASB Interpretation No. 46,

“Consolidation of Variable Interest Entities”, and interpretation of ARB No. 51, for additional disclosure.

Since inception through March 31, 2003, the Trust made total initial cash investments of $57.1 million in LLCs, in which the Trust owns various non-controlling equity interests. Including the cumulative adjustments for the Trust’s share of equity in the net income of the LLCs and cash contributions and distributions of the investments, the Trust’s net investments in these LLC’s was $48.4 million as of March 31, 2003. On a combined basis these LLCs generated revenues of $7.9 million and $7.4 million during the three month periods ended March 31, 2003 and 2002, respectively, and net income of $1.3 million (excluding the LLC’s $643,000 gain on sale of property) and $1.0 million (excluding the LLC’s $1.3 million gain on sale of property) during the three month periods ended March 31, 2003 and 2002, respectively.  Also on a combined basis, as of March 31, 2003 and December 31, 2002 these LLCs had total assets of $182.6 million and $182.9 million, respectively, and third-party financing that is non-recourse to the Trust of $127.0 million as of March 31, 2003 and $128.7 million as of December 31, 2002.

During the first quarter of 2003, the Trust received $365,000 of cash for its share of the proceeds generated from the sale of the assets of the Palo Verde Medical Center located in Phoenix, Arizona.  This transaction resulted in a $365,000 book gain for the Trust during the three month period ended March 31, 2003 since the carrying-value of this investment was reduced to zero in a prior year.  During the first quarter of 2002, the Trust received $2.6 million of cash for its share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.  This transaction resulted in a book gain for the Trust of $1.2 million which is included in the Trust’s results of operations for the three month period ended March 31, 2002.  This sale completed the like-kind exchange transaction whereby the LLC, in which the Trust owns an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

As of March 31, 2003, the Trust has investments in twenty limited liability companies (“LLCs”) accounted for by the equity method.  The following tables represent summarized financial information related to these LLCs:

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

(c.)          As of March 31, 2003, Trust has invested $3.2 million in the Deer Valley Medical Office II, a newly constructed building which was opened during the third quarter of 2002. The Trust has committed to invest a total of $3.4 million.

(d.)          The Trust has committed to invest a total of $2.8 million in exchange for a 85% non-controlling interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building in Phoenix, Arizona, which was opened in February, 2003.  As of March 31, 2003, the Trust invested $770,000 in this project.

	March 31, 2003	December 31, 2002

	(amounts in thousands)
Net property	$170,364	$169,636
Other assets	12,209	13,266
Liabilities	6,070	5,129
Third-party debt	127,029	128,658
Equity	49,474	49,115
UHT’s share of equity	48,448	48,314

As of March 31, 2003, these LLCs had approximately $127 million of debt, which is non-recourse to the Trust, payable to third-party lending institutions.

	Three Months Ended March 31,

	2003	2002

	(amounts in thousands)
Revenues	$7,884	$7,453

Operating expenses	3,041	2,891
Depreciation & amortization	1,357	1,374
Interest, net	2,230	2,190

Net income before gain	1,256	998
Gain on disposal	643	1,346

Net income	$1,899	$2,344

UHT’s share of net income before gain on disposal	$1,021	$860
UHT’s share of gain on disposal	365	1,179

UHT’s share of net income	$1,386	$2,039

(10)  Segment Reporting

The Trust’s primary segment is leasing of healthcare and human service facilities, and all revenues from external customers related to the same segment. Additionally, the Trust may, from time to time, loan funds to external parties. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not relevant to the Trust.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Certain Risk Factors

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, which constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust’s or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following of Delaware, Inc., a wholly-owned subsidiary of UHS,: a substantial portion of the Trust’s revenues are dependent on one operator, Universal Health Services, Inc., (“UHS”); UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, is Advisor to the Trust and the Trust’s officers are all employees of the Advisor which may create the potential for conflicts of interest; a substantial portion of the Trust’s leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust’s ability to finance its growth on favorable terms, including the Trust’s ability to refinance on acceptable terms, its credit facility which expires in June, 2003; liability and other claims asserted against the Trust or operators of the Trust’s facilities; the fact that the Trust has majority ownership interests in various LLCs in which it holds non-controlling equity interests, and other factors referenced in the Trust’s 2002 Form 10-K.

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

In order to qualify as a real estate investment trust (“REIT”) the Trust must comply with certain highly technical and complex requirements.  Although the Trust intends to remain so qualified, there may be facts and circumstances beyond the Trust’s control that may affect the Trust’s ability to qualify as a REIT.  Failure to qualify as a REIT may subject the Trust to income tax liabilities, including federal income tax at regular corporate rates.  The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service.  In addition, if disqualified, the Trust might be barred from qualification as a REIT for four years following disqualification.  Although the Trust believes it has been qualified as a REIT since its inception, there can be no assurance that the Trust has been so qualified or will remain qualified in the future.

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

Results of Operations

The Trust commenced operations on December 24, 1986.  As of March 31, 2003, the Trust had investments or commitments in forty-two facilities located in fifteen states.  The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings.  The term “revenues” referred to herein does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%.  The Trust accounts for its share of the income/loss from these investments by the equity method.

The third quarter dividend of $.485 per share or $5.7 million in the aggregate was paid on March 31, 2003.

For the quarters ended March 31, 2003 and 2002, net income totaled $5.7 million and $6.3 million or $.48 and $.53 per share (diluted), on net revenues of $7.2 million and $7.1 million, respectively. Included in the net income per diluted share for the three month period ended March 31, 2003 is a gain of $365,000, or $.03 per diluted share, recorded on the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona.  The building was owned by Parkvale Properties, LLC, a limited liability company in which the Trust holds a non-controlling ownership interest.  Included in the net income per diluted share for the three month period ended March 31, 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

The $67,000 increase in net revenue during the three month period ended March 31, 2003, as compared to the comparable 2002 period was due primarily to a $215,000 increase in bonus rental revenue from UHS facilities, offset by a decrease in base rental, tenant reimbursements and other from non-related parties of $148,000.

Interest expense decreased 6% or $36,000 during the three month period ended March 31, 2003 as compared to the comparable prior year quarter. The reduction in interest expense was due primarily to a reduction in the average outstanding borrowings during the first quarter of 2003 as compared to the same period in the prior year.

Included in the Trust’s other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $667,000 and $632,000 for the three month periods ended March 31, 2003 and 2002, respectively.  A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and therefore are included as revenues in the Trust’s statements of income.

Included in the Trust’s financial results was income generated from the Trust’s ownership in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements) amounting to $1.0 million (excluding a $365,000 gain on sale of real property) and $860,000 (excluding a $1.2 million gain on a LLC’s sale of real property) for the three months ended March 31, 2003 and 2002, respectively.

Funds from operations (“FFO”), is a widely recognized measure of REIT performance.  Although FFO is a non-GAAP financial measure, the Trust believes that information regarding FFO is helpful to shareholders and potential investors.  The Trust computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Trust.  NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) on sales of property, plus depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.  The GAAP measure that the Trust believes to be most directly comparable to FFO, net income, includes depreciation and amortization expenses and gains or losses on property sales.  In computing FFO, the Trust eliminates substantially all of these items because, in the Trust’s view, they are not indicative of the results from the Trust’s property operations.  To facilitate a clear understanding of the Trust’s historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP, as presented in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income, determined in accordance with GAAP, as an indication of the Trust’s financial performance or to be an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of the Trust’s liquidity, nor is it indicative of funds available for the Trust’s cash needs, including its ability to make cash distributions to shareholders.  FFO increased 4% to $7.4 million for the three months ended March 31, 2003 as compared to $7.1 million in the comparable prior year quarter.

	Three Months Ended March 31,

	2003	2002

Net income	$5,670	$6,278
Depreciation expense:
Consolidated investments	1,099	1,096
Unconsolidated affiliates	986	900
Gain on LLC’s sale of real property	(365)	(1,179)

Funds from operations (FFO)	$7,390	$7,095

General

Since the majority of the Trust’s income is derived from lease payments on acute care services hospitals and medical office buildings, the Trust is substantially dependent on such things as healthcare regulations and reimbursement to healthcare facilities since these factors, among other things, affect the lease payments to the Trust and the underlying property values.  A significant portion of the revenues from the Trust’s hospital facilities are derived from the Medicare and Medicaid programs as well as managed care plans which include health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).  Generally, the Trust’s hospital facilities continue to experience an increase in revenues attributable to managed care payors as pressures to control healthcare costs, as well as a shift away from traditional Medicare to Medicare managed care plans, have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans.  Typically, the Trust’s hospital facilities receive lower payments per patient from managed care payors than from traditional indemnity insurers.  However, during the past few years, many of the Trust’s acute care hospital facilities secured price increases from many of its commercial payors including managed care companies.  The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Trust’s facilities vary among the markets in which the Trust’s facilities operate.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2003 and $7.2 million for the three months ended March 31, 2002.  The $600,000 net unfavorable change during the first three months of 2003 as compared to the comparable prior year period was primarily attributable to a $558,000 unfavorable change in net income plus or minus the non-cash adjustments (depreciation and amortization and gain (loss) on derivatives).  Net income includes $365,000 and $1.2 million of gains on sale of real property for the three months ended March 31, 2003 and 2002, respectively.  Bonus rental revenues from UHS facilities increased $215,000 for the quarter ended March 31, 2003 as compared to the prior year comparable quarter.

During the three month periods ended March 31, 2003 and 2002, the Trust spent $257,000 and $11,000, respectively, for capital additions at its facilities. Also, during the three month periods ended March 31, 2003 and 2002, the Trust invested $570,000 and $804,000 (net of $175,000 of repaid advances), respectively, in LLCs in which it owns non-controlling equity interests.

During the quarters ended March 31, 2003 and 2002, the Trust received $436,000 and $2.0 million (including $1.3 million of proceeds related to sale of real property), respectively, of distributions in excess of net income from the LLCs in which it holds various non-controlling equity interests.

The Trust paid dividends of $5.7 million during the three month period ended March 31, 2003 and $5.5 million during the three month period ended March 31, 2002.  The Trust also made net debt repayments of $725,000 and $3.1 million during the three month periods ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the Trust had approximately $70 million of unused borrowing capacity under the terms of its $100 million revolving credit agreement, net of $5 million of letters of credit outstanding against the agreement.  The book value of amounts borrowed approximates fair market value.  The agreement expires on June 24, 2003, at which time all amounts then outstanding are required to be repaid.  Management is in the process of replacing its existing credit agreement with a new $80 million revolving credit agreement.  The Trust has received $80 million of commitments from lending institutions, subject to completion of satisfactory documentation.  The Trust expects the new revolving credit facility to provide for interest at variable rates and to have a maturity date in May of 2007.

Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the issuance of long-term securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2003.  Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

1)

Report on Form 8-K dated February 14, 2003, reported under Item 5, Other Events, that the Trust issued a press release announcing the appointments of Alan B. Miller as President and Charles Boyle as Chief Financial Officer.

2)

Report on Form 8-K dated February 18, 2003, reported under Item 9, Regulations FD Disclosure, that the Trust issued a press release releasing copies of written communications from Kirk Gorman to KPMG referred to in the Trust’s press release dated February 13, 2003.

11.	Statement re computation of per share earnings is set forth on page 3, the Trust’s Consolidated Statements of Income.

All other items of this Report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ ALAN B. MILLER

Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

/s/ CHARLES F. BOYLE

Charles F. Boyle, Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer.)

CERTIFICATION-Chief Executive Officer

I, Alan B. Miller, certify that:

1.          I have reviewed this quarerly report on Form 10-Q of Universal Health Realty Income Trust;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ CHARLES F. BOYLE

Vice President and Chief Financial Officer