Form 10-Q
period 2003-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2003-08-13
CIK 798783

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of common shares of beneficial interest outstanding at July 31, 2003 – 11,713,437

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income – Three and Six Months Ended June 30, 2003 and 2002	3

Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	4

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6 through 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 through 19

PART II. OTHER INFORMATION AND SIGNATURES	20 through 22

Part I. Financial Information

Universal Health Realty Income Trust

Consolidated Statements of Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues (Note 2):
Base rental—UHS facilities	$3,183	$3,253	$6,436	$6,506
Base rental, tenant reimbursements and other—Non-related parties	2,678	2,877	5,410	5,757
Bonus rental—UHS facilities	1,157	1,034	2,365	2,027

	7,018	7,164	14,211	14,290

Expenses:
Depreciation and amortization	1,130	1,107	2,242	2,216
Interest expense	590	615	1,175	1,236
Advisory fees to UHS	362	343	712	686
Other operating expenses	819	786	1,646	1,612
Loss on derivatives	44	19	79	7

	2,945	2,870	5,854	5,757

Income before equity in limited liability companies (“LLCs”)	4,073	4,294	8,357	8,533
Equity in income of LLCs (including gain on sale of real property of $365 in first quarter of 2003 and $1,179 in first quarter of 2002)	1,242	885	2,628	2,924

Net Income	$5,315	$5,179	$10,985	$11,457

Net Income per share—Basic	$0.45	$0.44	$0.94	$0.98

Net Income per share—Diluted	$0.45	$0.44	$0.93	$0.98

Weighted average number of shares outstanding—Basic	11,708	11,685	11,704	11,682
Weighted average number of share equivalents	67	59	66	58

Weighted average number of shares and equivalents outstanding—Diluted	11,775	11,744	11,770	11,740

See accompanying notes to these condensed financial statements.

Universal Health Realty Income Trust

Consolidated Balance Sheets

( dollar amounts in thousands)

(unaudited)

	June 30, 2003	December 31, 2002
Assets:
Real Estate Investments:
Buildings and improvements	$160,019	$159,767
Accumulated depreciation	(50,012)	(47,810)

	110,007	111,957
Land	22,929	22,929

Net Real Estate Investments	132,936	134,886

Investments in limited liability companies (“LLCs”)	49,045	48,314
Other Assets:
Cash	569	598
Bonus rent receivable from UHS	1,157	1,101
Rent receivable from non-related parties	84	137
Deferred charges and other assets, net	561	81

	$184,352	$185,117

Liabilities and Shareholders’ Equity:
Liabilities:
Bank borrowings	$29,843	$30,493
Accrued interest	243	282
Accrued expenses and other liabilities	1,764	1,761
Fair value of derivative instruments	3,171	3,233
Tenant reserves, escrows, deposits and prepaid rents	360	446
Minority interest	44	40
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2003—11,712,933; 2002— 11,698,163	117	117
Capital in excess of par value	185,124	184,772
Cumulative net income	207,643	196,658
Accumulated other comprehensive loss	(2,892)	(3,033)
Cumulative dividends	(241,065)	(229,652)

Total Shareholders’ Equity	148,927	148,862

	$184,352	$185,117

See accompanying notes to these condensed financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$10,985	$11,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,242	2,216
Loss on derivatives	79	7
Changes in assets and liabilities:
Rent receivable	(3)	(63)
Accrued expenses & other liabilities	3	(126)
Tenant escrows, deposits & prepaid rents	(86)	88
Accrued interest	(39)	(1)
Other, net	(6)	9

Net cash provided by operating activities	13,175	13,587

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(2,101)	(3,144)
Cash distributions in excess of income from LLCs	630	1,106
Cash distributions from sale or refinancing proceeds	733	1,335
Advances received from LLCs, net	—	700
Acquisitions and additions to land and buildings	(252)	(11)

Net cash used in investing activities	(990)	(14)

Cash flows from financing activities:
Net repayments on revolving credit facility	(603)	(1,202)
Fees for new revolving credit facility	(500)	—
Repayments of mortgage notes payable	(47)	(45)
Repayment of note payable to UHS	—	(1,446)
Dividends paid	(11,413)	(11,157)
Issuance of shares of beneficial interest	349	277

Net cash used in financing activities	(12,214)	(13,573)

Decrease in cash	(29)	—
Cash, beginning of period	598	629

Cash, end of period	$569	$629

Supplemental disclosures of cash flow information:
Interest paid	$1,214	$1,237

See accompanying notes to these condensed financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust currently accounts for its share of the income/loss from these investments by the equity method. Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, beginning in the third quarter of 2003, the Trust will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability of three of its LLC investments that meet the criteria of a variable interest entity and the Trust is determined to be the primary beneficiary. There will be no impact on the Trust’s net income as a result of the consolidation of these LLCs.

(2) Relationship with Universal Health Services, Inc. (“UHS”)

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement has been renewed for 2003. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust’s officers are all employees of UHS of Delaware, Inc., and although the Trust has no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees paid to UHS amounted to $362,000 and $343,000 for the three months ended June 30, 2003 and 2002, respectively, and $712,000 and $686,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Approximately 62% and 60% for the three month periods ended June 30, 2003 and 2002, respectively, and 62% and 60% for the six month periods ended June 30, 2003 and 2002,

respectively, of the Trust’s consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

The lease with Chalmette Medical Center, a subsidiary of UHS, was scheduled to expire in March, 2003. The lessee gave the Trust the required notice to exercise its renewal option and extend the lease for another five-year term. In accordance with the terms of the lease, the renewal rate was based upon the five year Treasury rate on March 29, 2003 plus a spread and based upon the Treasury rate on that date, the annual base rental on this facility was reduced from $1.2 million to $1.0 million.

UHS owned approximately 6.6% percent of the Trust’s outstanding shares of beneficial interest as of June 30, 2003. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

(3) Dividends

A dividend of $.49 per share or $5.7 million in the aggregate was declared by the Board of Trustees on June 2, 2003 and was paid on June 30, 2003 to shareholders of record as of June 16, 2003.

(4) Financial Instruments

Cash Flow Hedges

The Trust recorded in accumulated other comprehensive income (“AOCI”), (losses)/income of ($2,000) and ($620,000) for the three month periods ended June 30, 2003 and 2002, respectively, and $142,000 and ($166,000) for the six month periods ended June 30, 2003 and 2002, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. The income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming market rates remain unchanged from June 30, 2003, it is expected that approximately $1.5 million of net losses in AOCI will be reclassified into earnings within the next twelve months. The Trust also recorded losses of ($44,000) and ($19,000) for the three month periods ended June 30, 2003 and 2002, respectively, and ($79,000) and ($7,000) for the six month periods ended June 30, 2003 and 2002, respectively, in earnings to recognize the ineffective portion of these cash flow hedging instruments. The maximum amount of time over which the Trust is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

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

In April, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (SFAS 145). SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement was adopted by the Trust on January 1, 2003 and did not have a material effect on the Trust’s financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others.” This Interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the Interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. This provision did not have a material effect on the Trust’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements, if applicable.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The provisions of this Interpretation will be applicable to the Trust for all its existing entities beginning in the third quarter of 2003 (See Note 9 to the Consolidated Financial Statements).

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Trust believes that the adoption of SFAS 150 will have no material effect on the Trust’s financial position or results of operations.

In April, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Most provisions of this are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statement is not expected to have a material effect on the Trust’s financial statements.

(6) Subsequent Events

Subsequent to the end of the second quarter, the Trust invested approximately $9 million for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from a LLC in which UHS holds a 72% ownership interest and has tenants which include subsidiaries of UHS. These buildings contain approximately 109,000 rentable square feet and are 100% leased.

(7) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareowners’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$5,315	$5,179	$10,985	$11,457
Other comprehensive income:
Adjustment for losses reclassified into income	348	349	693	699
Unrealized derivative losses on cash flow hedges	(350)	(969)	(551)	(865)

Comprehensive income	$5,313	$4,559	$11,127	$11,291

(8) Stock-Based Compensation

At June 30, 2003, the Trust has two stock-based compensation plans. The Trust accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Trust had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and six months ending June 30, 2003 and 2002. The Trust recognizes compensation cost related to restricted share awards over the respective vesting periods. As of June 30, 2003 there were no unvested restricted share awards outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$5,315	$5,179	$10,985	$11,457
Add: total stock-based compensation expenses included in net income:	51	48	101	97
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(61)	(60)	(121)	(122)

Pro forma net income	$5,305	$5,167	$10,965	$11,432

Basic earnings per share, as reported	$0.45	$0.44	$0.94	$0.98
Basic earnings per share, pro forma	$0.45	$0.44	$0.94	$0.98
Diluted earnings per share, as reported	$0.45	$0.44	$0.93	$0.98
Diluted earnings per share, pro forma	$0.45	$0.44	$0.93	$0.97

(9) Summarized Financial Information of Equity Affiliates

The consolidated financial statements of the Trust include the consolidated accounts of its controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Trust accounts for its investment in LLCs which it does not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at the Trust’s cost and subsequently adjusted for the Trust’s share of equity in the net income, cash contributions to and distributions from these investments.

Since inception through June 30, 2003, the Trust made total initial cash investments of $57.9 million in LLCs, in which the Trust owns various non-controlling equity interests. Including the cumulative adjustments for the Trust’s share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, the Trust’s net investments in these LLCs was $49.0 million as of June 30, 2003.

Upon application of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Trust believes that three of its LLC investments meet the criteria of a variable interest entity and the Trust is determined to be the primary beneficiary. Beginning in the third quarter of 2003, the Trust will be required to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability (to reflect the portion of the LLCs held by other third-party members) related to these LLCs in its consolidated financial statements. The estimated annual revenue for these three LLCs is approximately $6.3 million and the combined assets total approximately $38.9 million. On a combined basis, these three LLCs have approximately $22.8 million in third-party debt that is non-recourse to the Trust. There will be no impact on the Trust’s net income as a result of consolidating these LLCs.

As of June 30, 2003, the Trust has investments in twenty limited liability companies (“LLCs”) accounted for by the equity method. The following tables represent summarized financial information related to these LLCs:

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

(a) As a result of a like-kind exchange transaction, Litchvan Investments acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

(b) Tenants of this medical office building include a subsidiary of UHS.

(c) As of June 30, 2003, Trust has invested $3.4 million in the Deer Valley Medical Office II, a newly constructed building which was opened during the third quarter of 2002.

(d) The Trust has committed to invest a total of $2.8 million in exchange for a 85% non-controlling interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building in Phoenix, Arizona, which was opened in February, 2003. As of June 30, 2003, the Trust had invested $1.9 million in this project.

Below is a summary of combined financial information for the LLCs in which the Trust owns various non-controlling ownership interests:

	June 30, 2003	December 31, 2002
	(amounts in thousands)
Net property	$171,614	$169,636
Other assets	11,515	13,266
Liabilities	4,946	5,129
Third-party debt, non-recourse to the Trust	127,851	128,658
Equity	50,332	49,115
UHT’s share of equity	49,045	48,314

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(amounts in thousands)
Revenues	$8,118	$7,352	$16,002	$14,805

Operating expenses	3,175	2,824	6,216	5,715
Depreciation & amortization	1,380	1,219	2,737	2,593
Interest, net	2,340	2,183	4,570	4,373

Net income before gain	1,223	1,126	2,479	2,124
Gain on disposal	0	0	643	1,346

Net income	$1,223	$1,126	$3,122	$3,470

UHT’s share of net income before gain on disposal	$1,242	$885	$2,263	$1,745
UHT’s share of gain on disposal	—	—	365	1,179

UHT’s share of net income	$1,242	$885	$2,628	$2,924

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

Results of Operations

The Trust commenced operations on December 24, 1986. The Trust has investments or commitments in forty-three facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings. The term “revenues” referred to herein does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method. Beginning in the third quarter of 2003, the Trust will be required to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability (to reflect the portion of the LLCs held by other third-party members) of three of its LLC investments that meet the criteria of a variable interest entity. There will be no impact on the Trust’s net income as a result of consolidating these LLCs.

The third quarter dividend of $.49 per share or $5.7 million in the aggregate was paid on June 30, 2003.

For the quarters ended June 30, 2003 and 2002, net income totaled $5.3 million and $5.2 million or $.45 and $.44 per share (diluted), on revenues of $7.0 million and $7.2 million, respectively. For the six months ended June 30, 2003 and 2002, net income totaled $11.0 million and $11.5 million or $.93 and $.98 per share (diluted) on net revenues of $14.2 million and $14.3 million, respectively. Included in the net income per diluted share for the six month periods ended June 30, 2003 and 2002, are gains of $365,000 or $.03 per diluted share and $1.2 million or $.10 per diluted share, respectively, recorded on the sale of properties by LLCs in which the Trust holds non-controlling ownership interests.

The $146,000 decrease in net revenue during the three month period ended June 30, 2003 as compared to the comparable 2002 period was primarily due to: (i) a $70,000 decrease in base rentals from UHS facilities resulting from the lease renewal at Chalmette Medical Center; (ii) a $199,000 decrease in base rental and tenant reimbursements from non-related parties, partially due to vacancy at one of the Trust’s medical office buildings, and; (iii) a $123,000 increase on bonus rental revenue from UHS facilities. The $79,000 decrease in net revenue during the six month period ended June 30, 2003 as compared to the comparable 2002 period was primarily due to: (i) a $70,000 decrease in base rentals from UHS facilities, as mentioned above; (ii) a $347,000 decrease in base rental and tenant reimbursements from non-related parties, as mentioned above, and; (iii) a $338,000 increase in bonus rental revenue from UHS facilities.

For the three and six month periods ended June 30, 2003 and 2002, interest expense decreased 4% or $25,000 and 5% or $61,000, respectively, as compared to the comparable prior year periods. The reduction in interest expense was due primarily to a reduction in the average outstanding borrowings during the three and six month periods of 2003 as compared to the same periods in the prior year.

Included in the Trust’s other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $628,000 and $590,000 for the three month periods ended June 30, 2003 and 2002, respectively, and $1.3 million and $1.2 million for the six month periods ended June 30, 2003 and 2002. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and therefore are included as revenues in the Trust’s statements of income.

Included in the Trust’s financial results was income generated from the Trust’s ownership in LLCs which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements) amounting to $1.2 million and $885,000 for the three months ended June 30, 2003 and 2002, respectively, and $2.3 million (excluding a $365,000 gain on a LLC’s sale of real property) and $1.7 million (excluding a $1.2 million gain on a LLC’s sale of real property) for the six months ended June 30, 2003 and 2002, respectively. The increase for the three and six month periods ended June 30, 2003 as compared to the comparable prior year periods resulted primarily from increased revenues from straight-line rent adjustments.

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

FFO increased 3% to $7.4 million for the three months ended June 30, 2003 as compared to $7.2 million in the comparable prior year quarter. FFO increased 4% to $14.8 million for the six months ended June 30, 2003, as compared to $14.3 million in the comparable prior year period. Below is a reconciliation of the Trust’s reported net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$5,315	$5,179	$10,985	$11,457
Depreciation expense:
Consolidated investments	1,103	1,094	2,202	2,190
Unconsolidated affiliates	997	912	1,983	1,812
Gain on LLC’s sale of real property	0	0	(365)	(1,179)

Funds from operations (FFO)	$7,415	$7,185	$14,805	$14,280

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

In addition to the trends described above that continue to have an impact on the operating results of the Trust’s hospital facilities, there are a number of other more general factors affecting the operators of the Trust’s acute care hospital facilities. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In fiscal year 2003, hospitals are receiving less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is 2.95% in fiscal year 2003), although the Center for Medicare and Medicaid Services (“CMS”) estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7%. In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law. This legislation includes approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. One of the Trust’s hospital facilities is eligible for and is expected to receive the increased Medicare reimbursement resulting from this legislation, however, the impact is not expected to have a material effect on the future results of operations of the facility. For federal fiscal year 2004, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.4%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2003 and $13.6 million for the six months ended June 30, 2002. The $412,000 net unfavorable change during the first six months of 2003 as compared to the comparable prior year period was primarily attributable to a $374,000 unfavorable change in net income plus the non-cash adjustments (depreciation and amortization and loss on derivatives). This unfavorable change in net income plus the non-cash adjustments was due primarily to a $296,000 decrease in equity in income from LLCs due primarily to: (i) a $1.2 million gain on a LLC’s sale of real property during the six month period ended June 30, 2002 as compared to a $365,000 gain on a LLC’s sale of real property recorded during the six month period ended June 30, 2003, and; (ii) a $518,000 increase during the 2003 six month period as compared to the comparable prior year period due primarily to increased revenues from straight-line rent adjustments.

During the six month periods ended June 30, 2003 and 2002, the Trust spent $252,000 and $11,000, respectively, for capital additions at its facilities. During the six month periods ended June 30, 2003 and 2002, the Trust invested $2.1 million and $3.1 million, respectively, in LLCs in which it owns non-controlling equity interests. Also, the Trust received $1.4 million during the six month period ended June 30, 2003 (consisting of $630,000 of cash distributions in excess of net income and $733,000 of cash distributions from refinancing proceeds) and $3.1 million during the six month periods ended June 30, 2002 (consisting of $1.1 million of cash distributions in excess of net income, $1.3 million of cash distributions from sale proceeds and $700,000 of returned advances).

The Trust paid dividends of $11.4 million during the six month period ended June 30, 2003 and $11.2 million during the six month period ended June 30, 2002. The Trust also made net debt repayments of $650,000 and $2.7 million during the six month periods ended June 30, 2003 and 2002, respectively. Also during 2003, the Trust paid $500,000 in fees related to its new $80 million revolving credit agreement which commenced during the second quarter of 2003.

During the second quarter of 2003, the Trust entered into a new $80 million revolving credit agreement (“Revolver”) that expires on May 28, 2007, at which time all amounts then outstanding are required to be repaid. The interest rate on the Revolver is determined at the Trust’s option at the prime rate plus 0% to 4.0%, or LIBOR plus 1.0% to 1.4%. A commitment fee ranging from .25% to .35% is required on the unused commitment. The margins over LIBOR rates and the commitment fee are based upon the Trust’s debt to total capital ratio. At June 30, 2003, the applicable prime rate margin was 0%, the LIBOR margin was 1.0% and the commitment fee was .25%. As of June 30, 2003, the Trust had approximately $50 million of unused borrowing capacity under the terms of the Revolver, net of $4 million of letters of credit outstanding against the agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2003. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our SEC filings. There have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 4.	Submission of Matters to a Vote of Security Holders

(a.)	The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust (the “Trust”) at the Annual Meeting of Shareholders on June 2, 2003.

(b.)	Not applicable.

(c.)	At the meeting, the following proposals, as described in the proxy statement delivered to all the Trust’s shareholders, were approved by the votes indicated:

Election by holders of Trust shares of two Class II Trustees

	Daniel M. Cain	James E. Dalton
Votes cast in favor	10,690,608	10,688,024
Votes withheld	81,716	84,300

(d.)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer under Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer under Section 906 Sarbanes-Oxley Act of 2002.

10.1	REVOLVING CREDIT AGREEMENT as of May 28, 2003 among (i) UNIVERSAL HEALTH REALTY INCOME TRUST, a real estate investment trust organized under the laws of the State of Maryland and having its principal place of business at 367 South Gulph Road, King of Prussia, Pennsylvania 19406 (the “Company”), the financial institutions from time to time party hereto (individually a “Bank” and collectively the “Banks”), FLEET NATIONAL BANK, as syndication agent (the “Syndication Agent”), and WACHOVIA BANK, NATIONAL ASSOCIATION, as administrative agent for the Banks (the “Agent”).

(b) Reports on Form 8-K:

1) Report on Form 8-K dated April 17, 2003, reported under Item 9, Regulation FD Disclosure, that the Trust issued a press release announcing the Trust’s financial results for the quarter ended March 31, 2003.

11. Statement re computation of per share earnings is set forth on page 3, the Trust’s Consolidated Statements of Income.

All other items of this Report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

	By:	/s/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

	By:	/s/ CHARLES F. BOYLE
Charles F. Boyle, Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer.)