Form 10-Q
period 2003-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2003-11-12
CIK 798783

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of common shares of beneficial interest outstanding at October 31, 2003 – 11,731,342

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I. Financial Information

Universal Health Realty Income Trust

Consolidated Statements of Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues (Note 2):

Base rental - UHS facilities	$3,185	$3,253	$9,621	$9,759
Base rental, tenant reimbursements and other - Non-related parties	2,754	2,781	8,164	8,538
Bonus rental - UHS facilities	1,104	1,043	3,469	3,070

	7,043	7,077	21,254	21,367

Expenses:

Depreciation and amortization	1,145	1,108	3,387	3,324
Interest expense	664	583	1,839	1,819
Advisory fees to UHS	388	350	1,100	1,036
Other operating expenses	828	815	2,474	2,427
(Gain)/loss on derivatives	(46)	36	33	43

	2,979	2,892	8,833	8,649

Income before equity in limited liability companies (“LLCs”)	4,064	4,185	12,421	12,718

Equity in income of LLCs (including gain on sale of real property of $365 in first quarter of 2003 and $1,179 in first quarter of 2002)	1,283	919	3,911	3,843

Net Income	$5,347	$5,104	$16,332	$16,561

Net Income per share - Basic	$0.46	$0.44	$1.40	$1.42

Net Income per share - Diluted	$0.45	$0.43	$1.39	$1.41

Weighted average number of shares outstanding - Basic	11,713	11,690	11,707	11,685
Weighted average number of share equivalents	70	70	67	62

Weighted average number of shares and equivalents outstanding - Diluted	11,783	11,760	11,774	11,747

See accompanying notes to these condensed financial statements.

Universal Health Realty Income Trust

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets:

Real Estate Investments:
Buildings and improvements	$160,059	$159,767
Accumulated depreciation	(51,113)	(47,810)

	108,946	111,957
Land	22,929	22,929

Net Real Estate Investments	131,875	134,886

Investments in and advances to limited liability companies	60,364	48,314

Other Assets:
Cash	755	598
Bonus rent receivable from UHS	1,103	1,101
Rent receivable from non-related parties	99	137
Deferred charges and other assets, net	571	81

Total Assets	$194,767	$185,117

Liabilities and Shareholders’ Equity:

Liabilities:
Bank borrowings	$40,218	$30,493
Accrued interest	323	282
Accrued expenses and other liabilities	1,891	1,761
Fair value of derivative instruments	2,711	3,233
Tenant reserves, escrows, deposits and prepaid rents	475	446
Minority interest	46	40

Total Liabilities	45,664	36,255

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2003 - 11,718,585; 2002 - 11,698,163	117	117
Capital in excess of par value	185,280	184,772
Cumulative net income	212,990	196,658
Accumulated other comprehensive loss	(2,479)	(3,033)
Cumulative dividends	(246,805)	(229,652)

Total Shareholders’ Equity	149,103	148,862

Total Liabilities and Shareholders’ Equity	$194,767	$185,117

See accompanying notes to these condensed financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$16,332	$16,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,387	3,324
Loss on derivatives	33	43
Changes in assets and liabilities:
Rent receivable	36	(127)
Accrued expenses & other liabilities	130	37
Tenant escrows, deposits & prepaid rents	29	87
Accrued interest	41	(50)
Other, net	(14)	(7)

Net cash provided by operating activities	19,974	19,868

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(6,290)	(4,689)
Cash distributions in excess of income from LLCs	910	1,575
Cash distributions from sale or refinancing proceeds	733	1,335
Advances (made to) received from LLCs, net	(7,414)	700
Acquisitions and additions to land and buildings	(292)	(16)

Net cash used in investing activities	(12,353)	(1,095)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	9,796	(903)
Fees for new revolving credit facility	(540)	—
Repayments of mortgage notes payable	(71)	(66)
Repayment of note payable to UHS	—	(1,446)
Dividends paid	(17,153)	(16,768)
Issuance of shares of beneficial interest	504	374

Net cash used in financing activities	(7,464)	(18,809)

Increase (decrease) in cash	157	(36)
Cash, beginning of period	598	629

Cash, end of period	$755	$593

Supplemental disclosures of cash flow information:
Interest paid	$1,798	$1,869

See accompanying notes to these condensed financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust currently accounts for its share of the income/loss from these investments by the equity method. On October 9, 2003, the Financial Accounting Standards Board decided to defer to the fourth quarter of 2003, from the third quarter, the implementation date for Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This deferral only applies to variable interest entities that existed prior to February 1, 2003. Pursuant to the provisions of Interpretation No. 46, beginning in the fourth quarter of 2003, the Trust will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability of three of its LLC investments that meet the criteria of a variable interest entity of which the Trust is determined to be the primary beneficiary. There will be no impact on the Trust’s net income as a result of the consolidation of these LLCs.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and the Trust (the “Advisory Agreement”). The Advisory Agreement expires on December 31 of each year, however, it is renewable by the Trust, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by the Trust or the Advisor. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of the average invested real estate assets of the Trust, as derived from its consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year end based upon audited financial statements of the Trust. The Trust’s officers are all employees of UHS of Delaware, Inc., and although the Trust has no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees paid to UHS amounted to $388,000 and $350,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,100,000 and $1,036,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Approximately 61% for each of the three month periods ended September 30, 2003 and 2002, and 62% and 60% for the nine month periods ended September 30, 2003 and 2002, respectively, of the Trust’s consolidated revenues were earned under the terms of the leases with wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”). UHS has unconditionally guaranteed the obligations of its subsidiaries under the leases. Pursuant to the terms of its leases with subsidiaries of UHS, the Trust earns fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

During the third quarter of 2003 the Trust invested $8.9 million ($3.0 million in equity and a $5.9 million loan) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from a LLC in which UHS holds a 72% ownership interest and has tenants which include subsidiaries of UHS.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to the Trust was approximately 1.9 times for the nine month period ended September 30, 2003 and approximately 2.2 times for the twelve months ended December 31, 2002. The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) is also scheduled to expire in December, 2004. The ratio of EBITDAR to minimum rent plus additional rent payable to the Trust for The Bridgeway was approximately 4.1 times for the nine month period ended September 30, 2003 and 3.6 times for the twelve month period ended December 31, 2002. The lessees on both of these facilities have an option at the end of the lease terms to purchase the properties at their fair market value or renew the leases at the same terms for another five years. Management of the Trust cannot predict whether the leases with these UHS subsidiaries will be renewed at the current rates at the end of their lease terms. If the leases are not renewed at the current rates, the Trust would be required to find other operators for these facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

UHS owned approximately 6.6% percent of the Trust’s outstanding shares of beneficial interest as of September 30, 2003. The Trust has granted UHS an option to purchase Trust shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

During the third quarter of 2003, the Trust committed to invest $9.4 million ($6.9 million in equity and a $2.5 million loan) in exchange for a 75% non-controlling equity interest in a LLC that will construct and own the Saint Mary’s Professional Office Building located in Reno, Nevada. A $200,000 payment was made to Cain Brothers and Company as a finder’s fee with respect to this project. Daniel M. Cain, President and CEO of Cain Brothers and Company, is a member of the Trust’s Board of Trustees.

(3) Dividends

A dividend of $.49 per share or $5.7 million in the aggregate was declared by the Board of Trustees on September 4, 2003 and was paid on September 30, 2003 to shareholders of record as of September 16, 2003.

(4) Financial Instruments

Cash Flow Hedges

The Trust recorded in accumulated other comprehensive income (“AOCI”), income/(losses) of $413,000 and ($983,000) for the three month periods ended September 30, 2003 and 2002, respectively, and $555,000 and ($1,149,000) for the nine month periods ended September 30, 2003 and 2002, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. The income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming market rates remain unchanged from September 30, 2003, it is expected that approximately $1.4 million of net losses in AOCI will be reclassified into earnings within the next twelve months. The Trust also recorded gains/(losses) in earnings of $46,000 and ($36,000) for the three month periods ended September 30, 2003 and 2002, respectively, and ($33,000) and ($43,000) for the nine month periods ended September 30, 2003 and 2002, respectively, to recognize the ineffective portion of these cash flow hedging instruments. The maximum amount of time over which the Trust is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. On October 9, 2003, the Financial Accounting Standards Board decided to defer to the fourth quarter of 2003, from the third quarter, the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003 as the interpretation applied immediately to variable interest entities created or obtained after January 31, 2003. Pursuant to the provisions of Interpretation No. 46, beginning in the fourth quarter of 2003, the Trust will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability of three of its LLC investments that meet the criteria of a variable interest entity of which the Trust is determined to be the primary beneficiary (see Note 9 to the Consolidated Financial Statements). There will be no impact on the Trust’s net income as a result of the consolidation of these LLCs.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on a FASB interpretation of SFAS 150 on October 8, 2003, it was determined that SFAS 150 applied to minority partner’s/member’s ownership interest in certain consolidated limited life entities. On October 29, 2003, the FASB postponed indefinitely the application of SFAS 150 to minority partner’s/member’s ownership interest in certain consolidated limited life entities. If adopted pursuant to the FASB’s October 8, 2003 interpretation, the Trust would be required to record a $54,000 charge to reflect the cumulative effect of change in accounting principle.

(6) Acquisitions

During the third quarter of 2003 the Trust invested $8.9 million ($3.0 million in equity and a $5.9 million loan) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from a LLC in which UHS holds a 72% ownership interest and has tenants which include subsidiaries of UHS. These buildings contain approximately 109,000 rentable square feet and are 100% leased.

Also during the third quarter of 2003, the Trust committed to invest a total of $9.4 million ($6.9 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the Saint Mary’s Professional Office Building located in Reno, Nevada, which is scheduled to be completed and opened in the first quarter of 2005. As of September 30, 2003, the Trust had funded a $1.5 million loan in connection with this project.

(7) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareowners’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$5,347	$5,104	$16,332	$16,561

Other comprehensive income:
Adjustment for losses reclassified into income	362	312	1,055	1,011
Unrealized derivative gains/(losses) on cash flow hedges	51	(1,295)	(500)	(2,160)

Comprehensive income	$5,760	$4,121	$16,887	$15,412

(8) Stock-Based Compensation

At September 30, 2003, the Trust has two stock-based compensation plans. The Trust accounts for these plans under the recognition and measurement principles of APB Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Trust had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and nine months ending September 30, 2003 and 2002. The Trust recognizes compensation cost related to restricted share awards over the respective vesting periods. As of September 30, 2003 there were no unvested restricted share awards outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$5,347	$5,104	$16,332	$16,561
Add: total stock-based compensation expenses included in net income:	51	50	152	147
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(61)	(62)	(182)	(184)

Pro forma net income	$5,337	$5,092	$16,302	$16,524

Basic earnings per share, as reported	$0.46	$0.44	$1.40	$1.42
Basic earnings per share, pro forma	$0.46	$0.44	$1.39	$1.41

Diluted earnings per share, as reported	$0.45	$0.43	$1.39	$1.41
Diluted earnings per share, pro forma	$0.45	$0.43	$1.38	$1.41

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

Since inception through September 30, 2003, the Trust made total initial cash investments of $69.5 million in LLCs, in which the Trust owns various non-controlling equity interests. Including the cumulative adjustments for the Trust’s share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, the Trust’s net investments in these LLCs was $60.4 million as of September 30, 2003.

Upon application of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Trust believes that three of its LLC investments meet the criteria of a variable interest entity of which the Trust is determined to be the primary beneficiary (see Note 5 to the Consolidated Financial Statements). Beginning in the fourth quarter of 2003, the Trust will be required to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability (to reflect the portion of the LLCs held by other third-party members) related to these LLCs in its consolidated financial statements. The estimated annual revenue for these three LLCs is approximately $6.3 million and the combined assets total approximately $40.1 million. On a combined basis, these three LLCs have approximately $22.6 million in third-party debt that is non-recourse to the Trust. There will be no impact on the Trust’s net income as a result of consolidating these LLCs.

As of September 30, 2003, the Trust has investments in twenty-two limited liability companies (“LLCs”) accounted for by the equity method. The following tables represent summarized financial information related to these LLCs:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Parkvale Properties	60%	Maryvale Hospital MOBs
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments (a.)	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	95%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
PacPal Investments	95%	Pacifica Palms Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	95%	Santa Fe Professional Plaza
Bayway Properties	75%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
23560 Madison	95%	Skypark Professional Medical Building
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (c.)	90%	Deer Valley Medical Office II
PCH Medical Properties (d.)	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (e.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (f.)	75%	Saint Mary’s Professional Office Building

(a.)	As a result of a like-kind exchange transaction, Litchvan Investments acquired the real estate assets of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.
(b.)	Tenants of this medical office building include a subsidiary of UHS.
(c.)	As of September 30, 2003, Trust has invested $3.4 million in the Deer Valley Medical Office II, a newly constructed building which was opened during the third quarter of 2002.
(d.)	The Trust has committed to invest a total of $2.8 million in exchange for a 85% non-controlling interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building in Phoenix, Arizona, which was opened in February, 2003. As of September 30, 2003, the Trust had invested $2.2 million in this project.

(e.)	Tenants of this medical office building include a subsidiary of UHS. As of September 30, 2003, the Trust has invested $8.9 million in Gold Shadow Properties; $5.9 million of which is intended to be reimbursed to the Trust upon securing third-party financing which will be non-recourse to the Trust.
(f.)	The Trust has committed to invest a total of $9.4 million ($6.9 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the Saint Mary’s Professional Office Building located in Reno, Nevada, which is scheduled to be completed and opened in the first quarter of 2005. As of September 30, 2003, the Trust had funded a $1.5 million loan in connection with this project.

Below is a summary of combined financial information for the LLCs in which the Trust owns various non-controlling ownership interests:

	September 30, 2003	December 31, 2002
	(amounts in thousands)
Net property	$181,656	$169,636
Other assets	13,177	13,266
Liabilities	5,536	5,129
Third-party debt, non-recourse to the Trust	127,290	128,658
Notes payable to the Trust	7,414	—
Equity	54,593	49,115
UHT’s share of equity and notes receivable from LLCs	60,364	48,314

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(amounts in thousands)
Revenues	$8,740	$7,652	$24,742	$22,457

Operating expenses	3,500	3,036	9,716	8,751
Depreciation & amortization	1,380	1,352	4,117	3,945
Interest, net	2,386	2,272	6,956	6,645

Net income before gain on disposal	1,474	992	3,953	3,116
Gain on disposal	—	—	643	1,346

Net income	$1,474	$992	$4,596	$4,462

UHT’s share of net income before gain on disposal	$1,283	$919	$3,546	$2,664
UHT’s share of gain on disposal	—	—	365	1,179

UHT’s share of net income	$1,283	$919	$3,911	$3,843

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Certain Risk Factors

The matters discussed in this report, as well as the news releases issued from time to time by the Trust, include certain statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, which constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Trust’s or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: a substantial portion of the Trust’s revenues are dependent on one operator, Universal Health Services, Inc., (“UHS”); UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, is Advisor to the Trust and the Trust’s officers are all employees of the Advisor which may create the potential for conflicts of interest; a substantial portion of the Trust’s leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid; the Trust’s ability to finance its growth on favorable terms; liability and other claims asserted against the Trust or operators of the Trust’s facilities; the fact that the Trust has majority ownership interests in various LLCs in which it holds non-controlling equity interests, and other factors referenced in the Trust’s 2002 Form 10-K or herein.

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

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to the Trust was approximately 1.9 times for the nine month period ended September 30, 2003 and approximately 2.2 times for the twelve months ended December 31, 2002. The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) is also scheduled to expire in December, 2004. The ratio of EBITDAR to minimum rent plus additional rent payable to the Trust for The Bridgeway was approximately 4.1 times for the nine month period ended September 30, 2003 and 3.6 times for the twelve month period ended December 31, 2002. The lessees on both of these facilities have an option at the end of the lease terms to purchase the properties at their fair market value or renew the leases at the same terms for another five years. Management of the Trust cannot predict whether the leases with these UHS subsidiaries will be renewed at the current rates at the end of their lease terms. If the leases are not renewed at the current rates, the Trust would be required to find other operators for these facilities and/or enter into leases on terms potentially less favorable to the Trust than the current leases.

The lease with Tri-State Rehabilitation Hospital is scheduled to expire in June, 2004. The lessee on the facility has an option at the end of the lease term to purchase the property at its fair market value or renew the lease for another five-years. The renewal rate on this facility is based upon the five-year Treasury rate immediately preceding the commencement of the lease renewal. Based upon the current Treasury rate, it is estimated that the annual base rental on the Tri-State Rehabilitation Hospital will be reduced by approximately $325,000. Management of the Trust cannot predict whether the lease with this facility will be renewed. If the lease is not renewed, the Trust would be required to find another operator for this facility and enter into lease terms potentially less favorable to the Trust than the current lease.

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

Results of Operations

The Trust commenced operations on December 24, 1986. The Trust has investments or commitments in forty-four facilities located in fifteen states. The Trust invests in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute care facilities, surgery centers, child-care centers and medical office buildings. The term “revenues” referred to herein does not include the revenues of the unconsolidated limited liability companies in which the Trust has various non-controlling equity interests ranging from 33% to 99%. The Trust accounts for its share of the income/loss from these investments by the equity method. Beginning in the fourth quarter of 2003, the Trust will be required to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to the Trust and minority interest liability (to reflect the portion of the LLCs held by other third-party members) of three of its LLC investments that meet the criteria of a variable interest entity. There will be no impact on the Trust’s net income as a result of consolidating these LLCs (see Note 9 to the Consolidated Financial Statements).

The third quarter dividend of $.49 per share or $5.7 million in the aggregate was paid on September 30, 2003.

For the quarters ended September 30, 2003 and 2002, net income totaled $5.3 million and $5.1 million or $.45 and $.43 per diluted share, on revenues of $7.0 million and $7.1 million, respectively. For the nine months ended September 30, 2003 and 2002, net income totaled $16.3 million and $16.6 million or $1.39 and $1.41 per diluted share on net revenues of $21.3 million and $21.4 million, respectively. Included in the net income per diluted share for the nine month periods ended September 30, 2003 and 2002, are gains of $365,000 or $.03 per diluted share and $1.2 million or $.10 per diluted share, respectively, recorded from the sale of properties by LLCs in which the Trust holds non-controlling ownership interests.

The $34,000 decrease in net revenue during the three month period ended September 30, 2003 as compared to the comparable 2002 period was primarily due to: (i) a $68,000 decrease in base rentals from UHS facilities resulting from the lease renewal at Chalmette Medical Center (renewed in March, 2003 at lower annual base rental based upon the then five-year Treasury rate); (ii) a $27,000 decrease in base rental and tenant reimbursements from non-related parties, and; (iii) a $61,000 increase in bonus rental revenue from UHS facilities. The $113,000 decrease in net revenue during the nine month period ended September 30, 2003 as compared to the comparable 2002 period was primarily due to: (i) a $138,000 decrease in base rentals from UHS facilities, as mentioned above; (ii) a $374,000 decrease in base rental and tenant reimbursements from non-related parties, caused primarily by an increased vacancy rate at one of the Trust’s medical office buildings, and; (iii) a $399,000 increase in bonus rental revenue from UHS facilities.

For the three and nine month periods ended September 30, 2003 and 2002, interest expense increased 14% or $81,000 and 1% or $20,000, respectively, as compared to the comparable prior year periods. The increase in interest expense during the third quarter of 2003, as compared to the comparable prior year quarter, was due primarily to an increase in the average outstanding borrowings. During the third quarter of 2003, the Trust funded $11.6 million into various limited liability companies in the form of equity investments and loans.

Included in the Trust’s other operating expenses were the expenses related to the medical office buildings in which the Trust has a controlling ownership interest which totaled $639,000 and $615,000 for the three month periods ended September 30, 2003 and 2002, respectively, and $1.9 million and $1.8 million for the nine month periods ended September 30, 2003 and 2002. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants, which reimburse the Trust, and are accordingly included as revenues in the Trust’s statements of income.

Included in the Trust’s financial results was income generated from the Trust’s ownership in LLCs which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements) amounting to $1.3 million and $919,000 for the three months ended September 30, 2003 and 2002, respectively, and

$3.5 million (excluding a $365,000 gain on a LLC’s sale of real property) and $2.7 million (excluding a $1.2 million gain on a LLC’s sale of real property) for the nine months ended September 30, 2003 and 2002, respectively. Contributing to the increases during the 2003 periods as compared to the comparable prior year periods was increased rental income recorded at the LLCs relating to leases in excess of one year in length which is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Funds from operations (“FFO”), is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, the Trust believes that information regarding FFO is helpful to shareholders and potential investors. The Trust computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Trust. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) on sales of property, plus depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The GAAP measure that the Trust believes to be most directly comparable to FFO, net income, includes depreciation and amortization expenses and gains or losses on property sales. In computing FFO, the Trust eliminates substantially all of these items because, in the Trust’s view, they are not indicative of the results from the Trust’s property operations. To facilitate a clear understanding of the Trust’s historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP, as presented in the financial statements included elsewhere in this Quarterly Report on Form 10-Q. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income, determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of the Trust’s financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of the Trust’s liquidity; (iv) nor is FFO an indicator of funds available for the Trust’s cash needs, including its ability to make cash distributions to shareholders.

FFO increased 3.5% to $7.4 million for the three months ended September 30, 2003 as compared to $7.2 million in the comparable prior year quarter. FFO increased 3.9% to $22.3 million for the nine months ended September 30, 2003, as compared to $21.5 million in the comparable prior year period. Below is a reconciliation of the Trust’s reported net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$5,347	$5,104	$16,332	$16,561

Depreciation expense:
Consolidated investments	1,101	1,094	3,303	3,284
Unconsolidated affiliates	1,021	941	3,004	2,753
Gain on LLC’s sale of real property	—	—	(365)	(1,179)
(Gain)/loss on derivatives	(46)	36	33	43

Funds from operations (FFO)	$7,423	$7,175	$22,307	$21,462

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

The federal government makes payments to participating acute care hospitals under its Medicare program based on various formulas. The operators of the Trust’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays acute care hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by the Balanced Budget Act of 1997 (“BBA-97”), general acute care hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”) which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS. Due to an update of Medicare cost report cost to charge ratios to a more recent fiscal year, the Trust does not expect that any of its hospital facilities will qualify for transitional corridor payments in 2003.

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

The Trust can provide no assurance that the above mentioned factors will not adversely affect the operators of the Trust’s facilities. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $20.0 million for the nine months ended September 30, 2003 and $19.9 million for the nine months ended September 30, 2002. The $106,000 net favorable change during the first nine months of 2003 as compared to the comparable prior year period was primarily attributable to: (i) a $176,000 unfavorable change in net income plus the non-cash adjustments (depreciation and amortization and loss on derivatives); (ii) a $163,000 favorable change in rent receivable; (iii) a $93,000 favorable change in accrued expenses; (iv) a $91,000 favorable change in accrued interest, and; (v) a $65,000 unfavorable change in tenant escrows, deposits and prepaid rents and other.

During the nine month periods ended September 30, 2003 and 2002, the Trust funded equity investments of $6.3 million and $4.7 million, respectively, in LLCs in which it owns non-controlling equity interests. Also during nine months ended September 30, 2003, the Trust funded $7.4 million in loans to LLCs which are expected to be reimbursed to the Trust once third-party financing is obtained. The Trust received $1.6 million during the nine month period ended September 30, 2003 (consisting of $910,000 of cash distributions in excess of net income and $733,000 of cash distributions from refinancing proceeds) and $3.6 million during the nine month periods ended September 30, 2002 (consisting of $1.6 million of cash distributions in excess of net income, $1.3 million of cash distributions from sale proceeds and $700,000 of returned advances). During the nine month periods ended September 30, 2003 and 2002, the Trust spent $292,000 and $16,000, respectively, for capital additions at its facilities.

The Trust paid dividends of $17.2 million during the nine month period ended September 30, 2003 and $16.8 million during the nine month period ended September 30, 2002. The Trust also had net additional borrowings of $9.8 million during the nine month period ended September 30, 2003 and made net debt repayments of $900,000 during the nine month period ended September 30, 2002. Also during 2003, the Trust paid $540,000 in fees related to its new $80 million revolving credit agreement which commenced during the second quarter of 2003.

During the second quarter of 2003, the Trust entered into a new $80 million revolving credit agreement (“Revolver”) that expires on May 28, 2007, at which time all amounts then outstanding are required to be repaid. The interest rate on the Revolver is determined at the Trust’s option at the prime rate plus 0% to 4.0%, or LIBOR plus 1.0% to 1.4%. The applicable spread is based upon the Trust’s leverage ratio. A commitment fee ranging from .25% to .35% is required on the unused commitment. The margins over LIBOR rates and the commitment fee are based upon the Trust’s debt to total capital ratio. At September 30, 2003, the applicable prime rate margin was 0%, the LIBOR margin was 1.0% and the commitment fee was .25%. As of September 30, 2003, the Trust had approximately $42.7 million of unused borrowing capacity under the terms of the Revolver, net of $1.3 million of letters of credit outstanding against the agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2003. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our SEC filings. There have been no significant changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

Date: November 12, 2003	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

/s/ Charles F. Boyle
Charles F. Boyle, Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer.)