Form 10-K
period 2003-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2004-03-12
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File No. 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-6858580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Corporate Center
367 South Gulph Road	19406-0958
P.O. Box 61558	(Zip Code)
King of Prussia, Pennsylvania
(Address of principal executive offices)

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

Yes   ✓          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes   ✓          No

Aggregate market value of voting shares held by non-affiliates as of June 30, 2003: $314,667,099. The number of shares of beneficial interest outstanding of registrant as of January 31, 2004: 11,736,609

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2003 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Annual Report on Form 10-K, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method.

Risks Affecting Future Operations

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	management cannot predict whether leases on its properties, including leases on the properties leased to subsidiaries of UHS, will be renewed at their current rates at the end of the lease terms and if the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, in order to qualify as a real estate investment trust (“REIT”) we must comply with certain highly technical and complex requirements. Although we intend to remain so qualified, there may be facts and circumstances beyond our control that may affect our ability to qualify as a REIT. Failure to qualify as a REIT may subject us to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, we might be barred from qualification as a REIT for four years following disqualification. Although we believe we have been qualified as a REIT since our inception, there can be no assurance that we have been so qualified or will remain qualified in the future.

Management is unable to predict the effect, if any, these factors will have on our operating results or our lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management of the Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.    Business

General

We are a real estate investment trust which commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2003, we have forty-four real estate investments located in fifteen states consisting of: (i) eight hospital facilities including four acute care, one behavioral healthcare, two rehabilitation and one sub-acute; (ii) thirty-two medical office buildings, and; (iii) four preschool and childcare centers.

We have our principal executive offices at 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 265-0688. Universal Health Realty Income Trust has an Internet website at http://www.uhrit.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our website. Additionally, we have adopted governance guidelines, a Code of Conduct and Business Ethics applicable to all officers and directors of the Trust, a Code of Ethics for Senior Financial Officers and new charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of trustees. These documents are also available on the Trust’s Internet website. Copies of these documents are also available in print to any shareholder upon request. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Ethics for Senior Financial Officers by posting this information on our Internet website. Our website address is listed above. The information posted on our website is not incorporated into this Annual Report.

As of December 31, 2003, we have forty-four real estate investments located in fifteen states consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chalmette Medical Center(A)	Chalmette, LA	Acute Care	100%	Universal Health Services, Inc.
Virtue Street Pavilion(A)	Chalmette, LA	Rehabilitation	100%	Universal Health Services, Inc.
Southwest Healthcare System Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Tri-State Regional Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Fresno-Herndon Medical Plaza(B)	Fresno, CA	MOB	100%	—
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center(B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Maryvale Hospital MOB(C)	Phoenix, AZ	MOB	60%	—
Desert Valley Medical Center(C)	Phoenix, AZ	MOB	95%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C)	Phoenix, AZ	MOB	94%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	99%	Triad Hospitals, Inc.
St. Jude Heritage Health Complex(C)	Fullerton, CA	MOB	48%	—
Rio Rancho Medical Center(C)	Rio Rancho, NM	MOB	80%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C)	Scottsdale, AZ	MOB	94%	—
East Mesa Medical Center(C)	Mesa, AZ	MOB	73%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Summerlin Hospital MOB(D)	Las Vegas, NV	MOB	98%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Southern Crescent Center, II(B)	Riverdale, GA	MOB	100%	—
Centinela Medical Building Complex(C)	Inglewood, CA	MOB	73%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(B)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
The Medical Plaza at Saint Mary’s(F)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a LLC in which we own a non-controlling interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	During the first quarter of 2003, HealthSouth Corp. (“HealthSouth”), the guarantor of the lease on the Tri-State Rehabilitation Hospital (“Tri-State”) facility announced that in light of the Securities and Exchange Commission and Department of Justice investigations into its financial reporting and related activity calling into question the accuracy of HealthSouth’s previously filed financial statements, such financial statements should no longer be relied upon. The lessee on the Tri-State facility is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. During 2003, 2002 and 2001, Tri-State had reported information to us that indicated that the ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense was many times its annual lease payments to us. However, there can be no assurance that the financial condition of HealthSouth will not have an adverse effect on Tri-State’s ability to make future lease payments to us. The lease with Tri-State was scheduled to expire in June 2004, however, the lessee has given the required notice extending their lease for another five-year period to June of 2009. The renewal rate on this facility is based upon the five-year Treasury rate immediately preceding the commencement of the lease renewal. Based upon the Treasury rate in early March, 2004, it is estimated that the annual base rental on Tri-State will be reduced by approximately $350,000.
(F)	We have committed to invest a total of $8.9 million ($6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the Medical Plaza at Saint Mary’s located in Reno, Nevada. As of December 31, 2003, we have provided a loan of $959,000 in connection with this project, which is scheduled to be completed and opened in the first quarter of 2005.

Included in our portfolio are eight hospital facilities with an aggregate investment of $129.4 million. The leases with respect to hospital facilities comprised 70%, 69% and 69% of our revenues in 2003, 2002 and 2001, respectively, and as of December 31, 2003 these leases have fixed terms with an average of 2.5 years remaining and include renewal options ranging from two to five, five-year terms.

We believe earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”), which is a non-GAAP financial measure, is helpful to us and our investors, as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent.

For the eight hospital facilities owned by us the combined ratio of EBITDAR to minimum rent plus additional rent payable to us was approximately 8.4 (ranging from 1.9 to 17.1) during 2003, 8.0 (ranging from 2.2 to 16.8) during 2002 and 6.1 (ranging from 2.4 to 8.8) during 2001 (see “Relationship to Universal Health Services, Inc.”). The coverage ratio for individual facilities varies. The increase in the coverage ratio during 2003 and 2002, as compared to 2001, was partially due to the merger of Inland Valley Regional Medical Center during 2002, as discussed below in Relationship to Universal Health Services, Inc.

Pursuant to the terms of the leases with the hospital facilities, including subsidiaries of UHS, each individual hospital (the “lessee”) is responsible for building operations, maintenance and renovations required at the eight hospital facilities leased from us. One of the subsidiaries of UHS which leases a hospital facility from us, is located in California and is covered by a commercial earthquake insurance policy which has a 5% deductible for which UHS is liable. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the multi-tenant medical office buildings, however, a portion of the expenses associated with the medical office buildings are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant medical office buildings. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, or the LLCs in which we have invested, maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested a total of $3.8 million, are not covered by earthquake insurance since earthquake insurance is not available at rates which are economically beneficial in relation to the risks covered.

Relationship to Universal Health Services, Inc.

Leases.    As of December 31, 2003, subsidiaries of Universal Health Services, Inc, (“UHS”), leased six of the eight hospital facilities owned by us with terms expiring in 2004 through 2008. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to the corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. These leases accounted for 63% of our total revenue for the five years ended December 31, 2003 (61% for the year ended December 31, 2003). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 32% of our combined consolidated and unconsolidated revenue for the five years ended December 31, 2003 (28% for the year ended December 31, 2003).

For the six hospital facilities owned by us and leased to subsidiaries of UHS, the combined ratio of EBITDAR to minimum rent plus additional rent payable to us was approximately 9.2, 8.4 and 6.2 for the years ended December 31, 2003, 2002 and 2001, respectively. The coverage ratios for individual facilities vary and range from 1.9 to 17.1 in 2003, 2.2 to 16.8 in 2002 and 2.4 to 8.8 in 2001.

During the fourth quarter of 2003, we invested $1.6 million, and committed to invest an additional $2.3 million, in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a 60,000 square foot medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 75% master leased for five years by Valley Health System (“VHS”), a majority owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to us and VHS, for a minimum term of five years. As of December 31, 2003, letters of intent or lease agreements have been executed on more than 75% of the rentable space of this MOB. Commencement of these leases will take place upon completion of the space, which is expected to occur during the first and second quarters of 2004.

During the third quarter of 2003 we invested $8.9 million ($3.0 million in equity and a $5.9 million of debt financing) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased the 700 Shadow Lane & Goldring MOBs, consisting of three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from VHS and have tenants which are subsidiaries of UHS.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to us was approximately 1.9 times for the twelve month period ended December 31, 2003 and approximately 2.2 times for the twelve months ended December 31, 2002. The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) is also scheduled to expire in December, 2004. The ratio of EBITDAR to minimum rent plus additional rent payable to us for The Bridgeway was approximately 3.8 times for the twelve month period ended December 31, 2003 and 3.6 times for the twelve month period ended December 31, 2002. The lessees on both of these facilities have an option at the end of the lease terms to purchase the properties at their fair market value or renew the leases at the same terms for another five years. Management cannot predict whether the leases with these UHS subsidiaries will be renewed at the current rates at the end of their lease terms or if either or both of the lessees will exercise their options to purchase the properties. If the leases are not renewed at the current rates or if the purchase options are not exercised, we would be required to find other operators for these facilities and/or enter into leases on terms potentially less favorable to us than the current leases.

The lessee of Chalmette Medical Center, a wholly-owned subsidiary of UHS, exercised its renewal option and extended the lease on this facility for a five-year term to 2008. The renewal rate was based upon the then five-year Treasury rate plus a spread. As a result, beginning at the end of March, 2003, the annual base rental on this facility was reduced by approximately $270,000 from $1,230,000 to $960,000.

In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley campus. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation, the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of Inland Valley.

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and since the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. During 2000, UHS purchased a non-acute care facility located in McAllen, Texas that had been closed. The license for this facility was merged with the license for McAllen Medical Center and this non-acute facility, the real property of which is not owned by us, was re-opened during 2001. There was no amendment to the McAllen Medical Center lease related to this non-acute care facility. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of McAllen Medical Center.

During 2001, McAllen Hospitals, L.P., a subsidiary of UHS, exercised their option to renew their lease with us at substantially the same terms for another five years commencing January 1, 2002 and expiring December 31, 2006.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level (see “Regulation”). In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Management is unable to predict the effect, if any, these industry factors will have on the operating results of our lessees, including the facilities leased to subsidiaries of UHS, or on their ability to meet their obligations under the terms of their leases with us.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility’s then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2003, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $112.5 million. As noted below, transactions with UHS must be approved by a majority of the Trustees who are unaffiliated with UHS (the “Independent Trustees”). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of our other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases.

Advisory Agreement.    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2004. All transactions with UHS must be approved by the Independent Trustees. The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 2003, 2002 and 2001. The advisory fee is payable quarterly, subject to adjustment at year end based upon our audited financial statements.

Our officers are all employees of UHS and as of December 31, 2003, we had no salaried employees. During each of 2003, 2002 and 2001, Mr. Kirk E. Gorman, former Trustee of the Trust and former President, Chief Financial Officer and Secretary received a $50,000 annual bonus awarded by the Trustees, subject to UHS having agreed to a $50,000 reduction in the advisory fee paid by us. During 2003, Mr. Gorman received $12,000 representing a pro-rated amount of the annual bonus.

Share Purchase Option.    UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of December 31, 2003, UHS owned 6.6% of the outstanding shares of beneficial interest.

Competition

We compete for the acquisition, leasing and financing of healthcare related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS.

In most geographical areas in which our facilities operate, there are other facilities which provide services comparable to those offered by our facilities, some of which are owned by governmental agencies and supported by tax revenues, and others which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our facilities. In addition, certain hospitals which are located in the areas served by our facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at our hospitals or other general hospitals. The competitive position of a hospital is to a large degree, dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the operators of our hospitals seek to retain doctors of varied specializations on its staff and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. In addition, in certain markets, including McAllen, Texas, competition from other healthcare providers, including physician owned facilities, has increased. A continuation of the increased provider competition in the markets in which our hospital facilities operate could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities.

A large portion of our non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. We anticipate investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

Regulation and Other Factors

During 2003, 2002 and 2001, the 54%, 53% and 52%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid.

The healthcare industry is heavily regulated by federal, state and local laws. This government regulation of the healthcare industry affects us because:

(i)	The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;

(ii)	Our bonus rents are based on our lessees’ net revenues which in turn are affected by the amount of reimbursement such lessees receive from the government.

Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to a prospective payment system (“PPS”) under which the hospitals are paid a predetermined amount per admission. The payment is based upon a diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient prospective payment system (“OPPS”) according to ambulatory procedure codes (“APC”) that group together services that are comparable both clinically and with respect to the use of resources, as adjusted to account for certain geographic wage differences.

There are also a number of other more general federal regulatory trends and factors affecting the hospital industry. Federal legislation continues to call for the government to trim the growth of federal spending on Medicare and Medicaid, including reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. In federal fiscal year 2003, hospitals were receiving less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS were to increase, for each service, by an average of 3.7%. Under the Medicare Modernization Act of 2003, which was signed into law in November 2003, the update was restored to the full market basket for fiscal year 2004; however, for fiscal years 2005 through 2007, operating updates equal to the market basket will be granted only to those hospitals that submit data on the ten quality indicators established by CMS. The operators of our acute care hospital facilities intend to submit the required quality data to CMS. For federal fiscal year 2004, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.4%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties or required to repay amounts received from government for previously billed patient services.

Although the operators of our acute care facilities believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

A large portion of our non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates.

Executive Officers of the Registrant

Name	Age	Position

Alan B. Miller	66	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	44	Vice President, Chief Financial Officer and Controller

Cheryl K. Ramagano	41	Vice President, Treasurer and Secretary

Timothy J. Fowler	48	Vice President, Acquisition and Development

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer of the Trust since our inception in 1986 and was appointed President in February of 2003. He had previously served as President of the

Trust until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company, CDI Corp. (provides staffing services and placements) and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Charles F. Boyle was appointed Chief Financial Officer in February of 2003 and has served as Vice President and Controller of the Trust since 1991. Mr. Boyle, who has held various positions at UHS since 1983, was promoted to Controller of UHS in November, 2003 and served as its Assistant Vice President — Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Secretary in February of 2003 and served as Vice President and Treasurer of the Trust since 1992. Ms. Ramagano, who has held various positions at UHS since 1983, was promoted to Treasurer of UHS in November, 2003 and served as its Assistant Treasurer since 1994.

Mr. Timothy J. Fowler was elected Vice President, Acquisition and Development of the Trust upon the commencement of his employment with UHS in 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

Our officers are all employees of UHS and as of December 31, 2003, we had no salaried employees.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports through our Internet website as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our Internet address is: www.uhrit.com.

ITEM 2.    Properties

The following table shows our investments in hospital facilities leased to Universal Health Services, Inc. and other non-related parties. The table on the next page provides information related to various properties in which we have significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

			Average Occupancy(1)											Lease Term
Hospital Facility Name and Location	Type of facility	Number of available beds @ 12/31/03	2003		2002		2001		2000		1999		Minimum rent	End of initial or renewed term	Renewal term (years)

Chalmette Medical Centers(2)

Virtue Street Pavilion Chalmette Medical Center Chalmette, Louisiana	Rehabilitation Acute Care	57 138	64 71	% %	59 68	% %	58 60	% %	56 55	% %	61 65	% %	$1,261,000 960,000	2004 2008	25 10

Southwest Healthcare System Inland Valley Campus(3) Wildomar, California	Acute Care	80	74%		71%		80%		76%		68%		1,857,000	2006	25

McAllen Medical Center(4) McAllen, Texas	Acute Care	612	72%		73%		69%		76%		69%		5,485,000	2006	25

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	120	68%		58%		52%		45%		41%		2,495,000	2006	25

The Bridgeway North Little Rock, Arkansas	Behavioral Health	70	98%		97%		91%		82%		78%		683,000	2004	25

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	75%		74%		71%		73%		74%		856,000	2009	15

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	87	71%		78%		64%		50%		46%		1,246,000	2006	20

ITEM 2.    Properties (continued)

	Type of facility	Average Occupancy(1)					Minimum rent	Lease Term
								End of Initial or renewed term	Renewal term (years)
Facility Name and Location		2003	2002	2001	2000	1999
Fresno Herndon Medical Plaza Fresno, California	MOB	73%	92%	95%	99%	100%	$508,000	2007- 2008	various

Kelsey-Seybold Clinic at Kings Crossing	MOB	100%	100%	100%	100%	100%	289,000	2005	10

Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	82%	83%	88%	96%	100%	275,000	2005- 2011	various

Southern Crescent Center Riverdale, Georgia	MOB	70%	77%	77%	77%	100%	496,000	2004- 2006	various

Cypresswood Professional Center Spring, Texas	MOB	97%	99%	100%	100%	100%	607,000	2004- 2008	various

Desert Springs Medical Plaza(5) Las Vegas, Nevada	MOB	100%	100%	100%	99%	99%	1,557,000	2004- 2008	various

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	203,000	2009	20

Sheffield Medical Building Atlanta, Georgia	MOB	99%	98%	99%	95%	90%	1,352,000	2004- 2012	various

Southern Crescent Center, II Riverdale, Georgia	MOB	98%	88%	88%	88%	—	973,000	2010	10

Medical Center of Western Connecticut Danbury, Connecticut	MOB	94%	94%	95%	100%	—	815,000	2005- 2010	various

Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	560,000	2010	10

Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	275,000	2011	10

700 Shadow Lane and Goldring MOBs(5) Las Vegas, Nevada(5)	MOB	99%	—	—	—	—	1,532,000	2004- 2013	various

N/A	- Not Applicable

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during the five years ended December 31, 2003. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2)	The operations of the Virtue Street Pavilion and Chalmette Medical Center, two facilities which are separated by approximately one mile, were combined at the end of 1989. Each facility is leased pursuant to a separate lease. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of the Virtue Street Pavilion and Chalmette Medical Center. Rental commitments and the guarantee by UHS under the existing leases continue for the remainder of the respective terms of the leases. The lease on the Virtue Street Pavilion facility is scheduled to expire in December, 2004. The lessee of this facility has an option at the end of the lease term to purchase the property at its fair market value or renew the lease at the same term for another five years. Management cannot predict whether this lease will be renewed at the current rate at the end of the lease term. If the lease is not renewed at the current rate, we would be required to find another operator for this facility and/or enter into lease terms potentially less favorable to us than the current lease. The lessee of Chalmette Medical Center exercised its renewal option and extended the lease on the facility for a five-year term to 2008. The renewal rate was based upon the then five-year Treasury rate plus a spread. As a result, beginning at the end of March, 2003, the annual base rental on this facility was reduced by approximately $270,000 from $1,230,000 to $960,000.
(3)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger).
The average occupancy rates shown for this facility in 2003 and 2002 were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses. The average occupancy rates shown for the years 1999 through 2001 were based on the average number of beds occupied at the Inland Valley campus during those years.
(4)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. During 2000, UHS purchased a non-acute care facility located in McAllen, Texas that had been closed. The license for this facility was merged with the license for McAllen Medical Center and this non-acute facility, the real property of which is not owned by us, was re-opened during 2001. There was no amendment to the McAllen Medical Center lease related to this non-acute care facility. No assurance can be given as to the effect, if any, the consolidation of the two facilities as mentioned above, had on the underlying value of McAllen Medical Center.
The average occupancy rates shown for this facility in 2003, 2002 and 2001 were based on the combined number of beds at McAllen Medical Center and the McAllen Heart Hospital. The average occupancy rates shown for the years 2000 and 1999 were based on the average number of beds occupied at the McAllen Medical Center during those years.
(5)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

		Available for lease Jan. 1, 2004	% RSF lease expiring
	Total RSF		2004	2005	2006	2007	2008	2009 and later
Hospital Investments
McAllen Medical Center	532,403	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Wellington Regional Medical Center	121,015	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Kindred Hospital Chicago Central	115,554	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Chalmette Medical Center	93,751	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Southwest Healthcare System—Inland Valley Campus	84,515	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Tri-State Regional Rehabilitation Hospital	77,440	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
The Bridgeway	57,901	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Virtue Street Pavilion	54,716	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Subtotal—Hospitals	1,137,295	0.0%	25.0%	0.0%	50.0%	0.0%	12.5%	12.5%

Other Investments
Desert Samaritan Hospital MOBs	201,107	3.4%	22.3%	17.0%	17.2%	28.4%	8.7%	2.9%
Edwards Medical Plaza	141,583	5.6%	15.8%	20.6%	22.1%	14.7%	6.7%	14.4%
700 Shadow Lane & Goldring MOBs	111,612	1.8%	40.5%	5.3%	12.5%	14.6%	17.8%	7.5%
Desert Springs Medical Plaza	106,830	0.0%	24.3%	7.5%	55.7%	5.0%	7.4%	0.0%
Centinela Medical Building Complex	102,898	1.5%	14.7%	5.0%	35.1%	3.2%	4.1%	36.6%
Suburban Medical Plaza II	99,497	0.0%	1.7%	5.7%	18.5%	30.9%	2.1%	41.0%
Thunderbird Paseo Medical Plaza I & II	96,569	2.7%	6.7%	4.0%	14.8%	20.4%	41.9%	9.6%
Summerlin Hospital Medical Office Building II	92,313	0.0%	6.8%	0.0%	23.0%	14.1%	2.3%	53.8%
Summerlin Hospital Medical Office Building I	90,798	0.0%	21.8%	13.3%	39.4%	12.1%	5.4%	8.0%
Papago Medical Park	79,251	6.3%	6.8%	21.6%	30.7%	5.1%	25.9%	3.6%
Deer Valley Medical Office II	77,264	0.0%	0.9%	0.0%	0.0%	4.2%	0.0%	94.9%
Mid Coast Hospital Medical Office Building	73,762	0.0%	0.0%	0.0%	19.8%	0.0%	7.3%	72.9%
Sheffield Medical Building	71,944	1.0%	25.0%	16.8%	9.2%	15.7%	7.7%	24.6%
Rosenberg Children’s Medical Plaza	66,231	8.3%	0.0%	0.0%	0.0%	0.0%	21.3%	70.4%
Spring Valley Medical Office Building(a)	57,754	25.3%	0.0%	0.0%	0.0%	0.0%	64.2%	10.5%
Southern Crescent Center II	57,180	6.3%	0.0%	0.0%	0.0%	0.0%	0.0%	93.7%
East Mesa Medical Center	56,348	3.8%	18.1%	24.0%	31.0%	11.9%	3.3%	7.9%
Desert Valley Medical Plaza	53,625	0.0%	19.6%	22.8%	37.9%	7.1%	12.5%	0%
Maryvale Hospital MOBs	41,956	4.4%	12.4%	7.7%	23.6%	4.6%	47.3%	0.0%
St. Jude Heritage Health Complex	41,851	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Southern Crescent Center	41,400	29.7%	36.4%	0.0%	33.9%	0.0%	0.0%	0.0%
Cypresswood Professional Center	40,082	0.0%	9.2%	0.0%	11.6%	46.5%	32.6%	0.0%
Medical Center of Western Connecticut	37,522	0.0%	4.4%	5.7%	4.9%	19.0%	0.0%	66.0%
Fresno-Herndon Medical Plaza	36,417	33.3%	0.0%	0.0%	0.0%	46.9%	19.9%	0.0%
Apache Junction Medical Plaza	26,901	0.0%	0.0%	0.0%	5.9%	39%	20.0%	35.2%
Santa Fe Professional Plaza	25,294	11.8%	2.0%	4.5%	18%	13.1%	50.4%	0.0%
Professional Buildings at Kings Crossing	24,222	19.0%	0.0%	30.3%	0.0%	18.3%	12.3%	20%
Rio Rancho Medical Center	22,956	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0%
Kelsey-Seybold Clinic at Kings Crossing	20,470	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0%
Orthopaedic Specialists of Nevada Building	11,000	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Family Doctor’s Medical Office Building	9,155	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—Audubon	8,300	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—Uwchlan	8,163	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—Newtown	8,100	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—New Britain	7,998	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%

Subtotal—Other	2,048,353	4.7%	8.3%	11.8%	13.3%	10.7%	14.9%	36.4%

TOTAL RSF, RSF Available for Lease, and Average RSF Expiring per Year	3,185,648	3.7%	11.7%	9.4%	20.8%	8.5%	14.4%	31.5%

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the two years ended December 31, 2003 and 2002 are summarized below:

	2003		2002
	High Price	Low Price	High Price	Low Price
First Quarter	$26.93	$25.30	$25.09	$22.69
Second Quarter	$27.75	$25.95	$26.40	$23.14
Third Quarter	$28.00	$26.54	$28.50	$24.20
Fourth Quarter	$30.55	$27.46	$27.20	$23.94

As of January 31, 2004, there were approximately 669 shareholders of record of our shares of beneficial interest. It is our intention to declare quarterly dividends to the holders of our shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit our ability to increase dividends in excess of 95% of cash available for distribution, as defined, unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

	2003	2002	2001	2000	1999
First Quarter	$.485	$.475	$.465	$.455	$.450
Second Quarter	.490	.480	.465	.460	.450
Third Quarter	.490	.480	.470	.460	.455
Fourth Quarter	.495	.485	.475	.465	.455

	$1.960	$1.920	$1.875	$1.840	$1.810

ITEM 6.    Selected Financial Data

Our financial highlights for the five years ended December 31, were as follows:

	(000s, except per share amounts)
	2003(1)	2002(1)	2001(1)	2000	1999
Operating Results:
Total revenue	$28,313	$28,429	$27,574	$27,315	$23,865
Net income	24,425	21,623	18,349	16,256	13,972
Balance Sheet Data:
Real estate investments, net of accumulated depreciation	$130,789	$134,886	$139,215	$143,092	$141,367
Investments in LLCs	61,001	48,314	46,939	39,164	35,748
Total assets	194,291	185,117	187,904	183,658	178,821
Total indebtedness(2)	37,242	30,493	33,432	82,031	76,889
Other Data:
Funds from operations(3)	$30,149	$28,572	$25,985	$21,739	$20,127
Cash provided by (used in):
Operating activities	29,077	26,286	22,778	19,970	19,579
Investing activities	(13,053)	(1,426)	(8,332)	(8,913)	(14,437)
Financing activities	(15,994)	(24,891)	(14,111)	(11,615)	(4,862)
Per Share Data:
Net income—Basic	$2.09	$1.85	$1.75	$1.81	$1.56
Net income—Diluted	2.07	1.84	1.74	1.81	1.56
Dividends	1.960	1.920	1.875	1.840	1.810
Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,713	11,687	10,492	8,981	8,956
Weighted average number of shares and share equivalents outstanding—diluted	11,779	11,750	10,536	9,003	8,977

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Excludes $132.7 million of third-party debt as of December 31, 2003 that is non-recourse to us, incurred by LLCs in which we hold various non-controlling equity interests (see Note 9 to the Consolidated Financial Statements).
(3)	Funds from operations (“FFO”), is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income, determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

In June of 2001, we issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to us. These proceeds were used to repay outstanding borrowings under our revolving credit facility thereby decreasing interest expense and increasing the FFO from June, 2001 through December, 2003. FFO shown above is calculated as follows:

	(000s)
	2003	2002	2001	2000	1999
Net income	$24,425	$21,623	$18,349	$16,256	$13,972
Depreciation expense:
Consolidated investments	4,409	4,378	4,352	4,414	3,833
Unconsolidated affiliates	4,146	3,791	3,284	2,964	2,322
Gain on sale of real property
Consolidated investments	—	—	—	(1,895)	—
Unconsolidated affiliates	(2,831)	(1,220)	—	—	—

FFO	$30,149	$28,572	$25,985	$21,739	$20,127

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2003, we have forty-four real estate investments located in fifteen states consisting of:

•	eight hospital facilities including four acute care, one behavioral healthcare, two rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

Forward Looking Statements and Certain Risk Factors

The matters discussed in this report, as well as the news releases issued from time to time by us, include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•

management cannot predict whether leases on its properties, including leases on the properties leased to subsidiaries of UHS, will be renewed at their current rates at the end of the lease terms and if the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, in order to qualify as a real estate investment trust (“REIT”) we must comply with certain highly technical and complex requirements. Although we intend to remain so qualified, there may be facts and circumstances beyond our control that may affect our ability to qualify as a REIT. Failure to qualify as a REIT may subject us to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, we might be barred from qualification as a REIT for four years following disqualification. Although we believe we have been qualified as a REIT since our inception, there can be no assurance that we have been so qualified or will remain qualified in the future.

Management is unable to predict the effect, if any, these factors will have on our operating results or our lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management of the Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

A summary of our significant accounting policies is outlined in Note 1 to the financial statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Revenue Recognition — Revenue is recognized on the accrual basis of accounting. Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities. The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Bonus rents are recognized based upon increases in each facility’s net patient revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by us.

Investments in Limited Liability Companies (“LLCs”) — Our consolidated financial statements include the accounts of our controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. During December, 2003, the Financial Accounting Standards Board decided to defer to the first quarter of 2004, the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003 as the interpretation applied immediately to variable interest entities created or obtained after January 31, 2003. Pursuant to our preliminary analysis of the provisions of Interpretation No. 46, beginning in the first quarter of 2004, we will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to us and minority interest liability (to reflect the portion of the LLCs held by other third-party members) of three of our LLC investments that meet the criteria of a variable interest entity of which we are determined to be the primary beneficiary (see Note 9 to the Consolidated Financial Statements). The 2003 annual revenue for these three LLCs was approximately $6.3 million and the combined total assets total approximately $39.9 million as of December 31, 2003. On a combined basis, these three LLCs have approximately $22.5 million in third-party debt that is non-recourse to us. There will be no impact on our net income as a result of consolidating these LLCs.

Rental income recorded at the LLCs relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Federal Income Taxes — No provision has been made for federal income tax purposes since we qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Relationship with UHS and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2004. All transactions with UHS must be approved by the Independent Trustees. Our officers are all employees of UHS and as of December 31, 2003 we had no salaried employees.

For the years ended December 31, 2003, 2002 and 2001, 61%, 60% and 60%, respectively, of our revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 28% in 2003, 29% in 2002 and 31% in 2001 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. See Note 2 to the Consolidated Financial Statements for additional disclosures.

Results of Operations

Net income was $24.4 million or $2.07 per diluted share during 2003 as compared to $21.6 million or $1.84 per diluted share in 2002. The $2.8 million or 13% increase in net income during 2003, as compared to 2002, was due primarily to a $3.0 million increase in equity in income of LLCs. The increased income from LLCs during 2003, as compared to 2002, resulted from: (i) $1.4 million of additional income from our non-controlling investments in various LLCs, and; (ii) a $1.6 million increase in gains on sales of real properties by certain LLCs ($2.8 million of gains during 2003 as compared to $1.2 million during 2002). Included in the income from the LLCs is rental income relating to leases in excess of one year in length, which is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due.

Net income was $21.6 million or $1.84 per diluted share during 2002 as compared to $18.3 million or $1.74 per diluted share during 2001. The $3.3 million or 18% increase in net income during 2002, as compared to 2001, was due primarily to: (i) a favorable $1.3 million increase in equity in income of LLCs due primarily to a $1.2 million gain on a LLC’s sale of a property during 2002; (ii) a favorable $1.5 million decrease in interest expense caused primarily by reduced borrowings resulting from repayment of outstanding debt with the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June of 2001, and; (iii) $500,000 of other net favorable increases to net income.

Total revenues decreased by $116,000 to $28.3 million in 2003 as compared to 2002 and increased 3% or $855,000 to $28.4 million in 2002 as compared to 2001.

The $116,000 decrease in net revenues during 2003, as compared to 2002, resulted from: (i) an unfavorable $205,000 or 2% decrease in base rentals from UHS facilities, resulting from the lease renewal at Chalmette Medical Center which was renewed in March, 2003 at a lower annual base rental rate; (ii) an unfavorable

$302,000 or 3% decrease in base rental and tenant reimbursements from non-related parties, caused primarily by an increased vacancy rate at three medical office buildings located in Fresno, California, Riverdale, Georgia and Kingwood, Texas, and; (iii) a favorable $391,000 or 9% increase in bonus rental revenue from UHS facilities.

The $855,000 increase in revenues during 2002, as compared to 2001, was due to: (i) a favorable $701,000 or 20% increase in bonus rental from UHS facilities, and; (ii) a favorable $154,000 or 1% increase in rentals from non-related parties resulting primarily from increases in tenant reimbursements for expenses associated with medical office buildings due primarily to increased occupancy.

Interest expense increased $94,000 or 4% in 2003, as compared to 2002, due primarily to an increase in the average outstanding borrowings to finance investments in various LLCs during 2003. Interest expense decreased $1.5 million or 38% in 2002, as compared to 2001. The reduction in interest expense in 2002, as compared to 2001, resulted primarily from a reduction in the average outstanding borrowings under our revolving credit agreement due primarily to the repayment of outstanding borrowings using the $53.9 million of net proceeds generated from the issuance of an additional 2.6 million shares of beneficial interest in June, 2001.

Other operating expenses increased 2% or $63,000 in 2003, as compared to 2002, and increased $81,000 or 3% in 2002, as compared to 2001. Included in our other operating expenses were expenses related to the medical office buildings, in which we have a controlling ownership interest which totaled $2.6 million in 2003, $2.5 million in 2002 and $2.5 million in 2001. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in our statements of income. Approximately $1.6 million or 60% in 2003, $1.7 million or 70% in 2002 and $1.6 million or 64% in 2001, of the operating expenses related to the medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent on various factors such as overall building occupancy levels and terms of individual leases.

Depreciation and amortization expense increased $105,000 or 2% in 2003, as compared to 2002, and $30,000 or 1% in 2002, as compared to 2001.

Included in our financial results was $5.1 million in 2003 (before $2.8 million gains on sales of real properties), $3.7 million in 2002 (before $1.2 million gain on sale of property) and $3.6 million in 2001, of operating income generated from our ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements).

During the fourth quarter of 2003, 23650 Madison and PacPal Investments, two LLCs in which we own 95% non-controlling ownership interests, sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. The cash proceeds for both of these sales are being held in escrow by a like-kind-exchange agent in anticipation of possibly completing like-kind-exchange transactions during 2004. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations. Also during 2003, we received $365,000 from Parkvale Properties, a LLC in which we own a 60% non-controlling ownership interest, representing our share of the net sale proceeds from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona. This sale resulted in a gain of $365,000, which is included in our 2003 results of operations, since the carrying value of this investment was reduced to zero in a prior year.

During 2002, we received $2.6 million of cash for our share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. The transaction resulted in a gain of $1.2 million which is included in our 2002 results of operations. This sale completed a like-kind exchange transaction whereby the LLC in which we own an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

We adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard resulted in a gain, stemming from the ineffective portion of cash flow hedges on derivatives of $10,000 during 2003, a loss of $217,000 during 2002 and a gain of $17,000 during 2001.

Funds from operations (“FFO”), is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income, determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

In June of 2001, we issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million. These proceeds were used to repay outstanding borrowings under our $100 million revolving credit facility thereby decreasing interest expense and increasing FFO from June, 2001 through December, 2003. FFO is calculated as follows:

	(000s)
	2003	2002	2001	2000	1999
Net income	$24,425	$21,623	$18,349	$16,256	$13,972
Depreciation expense:
Consolidated investments	4,409	4,378	4,352	4,414	3,833
Unconsolidated affiliates	4,146	3,791	3,284	2,964	2,322
Gain on sale of real property
Consolidated investments	—	—	—	(1,895)	—
Unconsolidated affiliates	(2,831)	(1,220)	—	—	—

FFO	$30,149	$28,572	$25,985	$21,739	$20,127

Effects of Inflation

Although inflation has not had a material impact on our results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Operators of our hospital facilities are experiencing the effects of the tight labor market, including a shortage of nurses which has caused and may continue to cause an increase, in excess of the inflation rate, in salaries, wages and benefits expense. In addition, due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, certain operators of our hospital facilities, including all of the facilities leased to subsidiaries of UHS, assumed a greater portion of the hospital professional and general liability risk. We cannot predict the ability of the operators of our facilities to continue to cover future cost increases. Therefore, there can be no assurance that a continuation of these trends will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us.

Most of our leases contain provisions designed to mitigate the adverse impact of inflation. Our hospital leases require all building operating expenses, including maintenance, real estate taxes and other costs, to be paid by the lessee. In addition, certain of the hospital leases contain bonus rental provisions, which require the lessee to pay additional rent to us based on increases in the revenues of the facility over a base year amount. In addition, most of our medical office building leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, insurance and real estate taxes over a base year amount. These provisions may reduce our exposure to increases in operating costs resulting from inflation. To the extent that some leases do not contain such provisions, our future operating results may be adversely impacted by the effects of inflation.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities increased to $29.1 million during 2003 as compared to $26.3 million in 2002. The $2.8 million increase during 2003, as compared to 2002, resulted from: (i) a favorable increase of $1.6 million in gains realized from the sale of real estate assets by LLCs in which we own non-controlling ownership interests ($2.8 million of gains realized during 2003 as compared to $1.2 million during 2002), and; (ii) $1.2 million of other net favorable increases due primarily to increased earnings during 2003, as compared to 2002, from the LLCs in which we own various non-controlling ownership interests. Contributing to the increased earnings from the LLCs was increased rental income recorded at the LLCs relating to leases in excess of one year in length which is recognized using the straight-line method. Also contributing to the increase was increased cash generated from the LLCs in which we initially invested during 2002 or 2003.

Net cash provided by operating activities increased $3.5 million to $26.3 million during 2002 as compared to $22.8 million during 2001 resulting primarily from: (i) a favorable $1.2 million gain realized during 2002 on the sale of real estate assets by a LLC in which we own a non-controlling ownership interest; (ii) a favorable $1.5 million reduction in interest expense resulting primarily from the repayment of borrowings under our revolving credit agreement using the proceeds generated from the issuance of 2.6 million newly issued shares of beneficial interest in June, 2001, and; (iii) $800,000 of other net favorable changes including a $700,000 increase in bonus rental revenues.

Net cash used in investing activities

During 2003, we invested a total of $16.3 million (consisting of $9.4 million of investments and $6.9 million of net loans) in the following limited liability companies in which we own non-controlling ownership interests:

•	$1.2 million invested for the purchase of an 85% ownership interest in a LLC that owns a medical office building in Apache Junction, Arizona (the LLC also obtained a $3.0 million third-party mortgage that is non-recourse to us);

•	$1.6 million invested (and an additional $2.3 million committed) in exchange for a 95% non-controlling interest in a LLC that owns the Spring Valley Medical Office Building, which it acquired from a subsidiary of UHS, located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$8.9 million ($3.0 million in equity and a $5.9 million loan which is intended to be reimbursed to us upon securing third-party refinancing which is expected to occur during the third quarter of 2004 and will be non-recourse to us) invested for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada from a subsidiary of UHS;

•	$1.0 million net loan funded in connection with a total commitment of $8.9 million by us (consisting of $6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the Medical Plaza at Saint Mary’s located in Reno, Nevada, which is scheduled to be completed and opened in the first quarter of 2005;

•	$2.0 million funded (remaining commitment of $300,000 after this funding) in connection with the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$1.6 million of additional investments in various LLCs in which we own a non-controlling equity interest.

During 2002, we invested a total of $5.3 million in the following:

•	$3.1 million invested in a LLC, in which we own a 90% non-controlling equity interest, that constructed the recently opened Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to us);

•	$200,000 invested (and an additional $2.3 million committed, of which $2.0 million was funded in 2003) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$2.0 million of additional investments in various LLCs in which we own non-controlling equity interests.

During 2001, we invested a total of $9.2 million (consisting of $8.8 million of investments in LLCs and $400,000 of net loans) in the following LLCs:

•	$1.4 million invested to purchase a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona (the LLC also obtained a $3.1 million third-party mortgage that is non-recourse to us);

•	$1.9 million invested to purchase a 74% equity interest in a LLC that owns and operates the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine (the LLC also obtained a $8.9 million third-party mortgage that is non-recourse to us);

•	$2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 (the LLC purchased the real estate assets of Papago Medical Park and sold the real estate assets of Samaritan West Valley Medical Center, as mentioned above);

•	$45,000 of cash and a commitment to invest a total of $3.4 million in exchange for a 90% non-controlling interest in a limited liability company that constructed and owns the Deer Valley Medical Office II located in Phoenix, Arizona which was opened during the third quarter of 2002 (the LLC obtained a $7.0 million third-party mortgage that is non-recourse to us), and;

•	$3.1 million to purchase an additional equity interest and fund additional investments and loans to various LLCs in which we have various non-controlling equity interests.

During 2003 and 2002, we received $9.2 million and $1.9 million, respectively, of cash distributions from sale or refinancing proceeds, in excess of gains, in connection with our investments in LLCs. Also during 2003, our share of the combined net proceeds, amounting to $6.3 million, resulting from the sale by two LLCs of the real estate assets of Skypark Professional Medical Office Building and Pacifica Palms Medical Plaza, was held in a cash escrow account by a like-kind-exchange agent in anticipation of possibly completing like-kind-exchange transactions during 2004. We received cash distributions in excess of income from LLCs, excluding gains, amounting to $671,000 during 2003, $1.9 million during 2002 and $1.4 million during 2001. The $1.2 million decrease during 2003, as compared to 2002, was due primarily to an increase in straight-line rental revenue.

Net cash used in financing activities

We borrowed $6.8 million during 2003 and repaid $1.4 million during 2002 and $48.6 million during 2001, under our revolving credit facility. In June, 2001, we issued 2.6 million shares of beneficial interest at a price of

$21.57 per share, generating $53.9 million of net proceeds which were used to repay outstanding borrowings under our revolving credit facility.

It is our intention to declare quarterly dividends to the holders of our shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit our ability to increase dividends in excess of 95% of cash available for distribution unless additional distributions are required to be made to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. Dividends were declared and paid as follows: (i) $1.960 per share or $23.0 million in the aggregate in 2003; (ii) $1.920 per share or $22.4 million in the aggregate in 2002, and; (iii) $1.875 per share or $20.6 million in the aggregate in 2001. Dividends were reinvested under our Dividend Reinvestment and Share Purchase Plan as follows: (i) $573,000 or 20,732 shares in the aggregate during 2003; (ii) $488,000 or 19,347 shares in the aggregate during 2002, and; (iii) $472,000 or 21,197 shares in the aggregate during 2001.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2003, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At December 31, 2003, we had $13.9 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $28.3 million in 2003, $25.3 million in 2002 and $46.1 million in 2001 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.6% in 2003, 8.1% in 2002 and 7.4% in 2001. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2003, we had approximately $33 million of available borrowing capacity under this agreement.

We have one mortgage with an outstanding balance of $4.2 million at December 31, 2003. The mortgage, which carries an 8.3% interest rate and matures on February 1, 2010, is non-recourse to us and is secured by the Medical Center of Western Connecticut. At December 31, 2003, this mortgage had a fair value of approximately $4.8 million. Changes in market interest rates on our fixed rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at December 31, 2003.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2003:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed	$4,192	$100	$232	$273	$3,587
Long-term debt-variable	33,050	33,050	—	—	—
Construction commitments(a)	7,700	7,700	—	—	—

Total contractual cash obligations	$44,942	$40,850	$232	$273	$3,587

(a)	As of December 31, 2003, we have invested approximately $1 million in Arlington Medical Properties, LLC. We have committed to invest a total of $8.9 million in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate the Medical Plaza at Saint Mary’s, a medical office building located in Reno, Nevada. The property is expected to open during the first quarter of 2005.

ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

Our interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by entering into interest rate swap agreements. The interest rate swap agreements are contracts that require us to pay a fixed rate and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon commencement of the swap agreements. We do not hold or issue derivative instruments for trading purposes and we are not a party to any instruments with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments.

We have entered into interest rate swap agreements which were designed to reduce the impact of changes in interest rates on our variable rate revolving credit notes. At December 31, 2003, we had three outstanding swap agreements having a total notional principal amount of $30 million which mature from May, 2004 through November, 2006. These swap agreements effectively fix the interest rate on $30 million of variable rate debt at 7.0% including the revolver spread of 1.00%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by us. Additional interest expense recorded as a result of our hedging activity, which is included in the effective interest rates shown above, was $1,424,000, $1,332,000 and $680,000 in 2003, 2002 and 2001, respectively. We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and we do not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2003 would have resulted in payments to the counterparties of approximately $2,254,000. The fair value of the interest rate swap agreements at December 31, 2003 reflects the estimated amounts that we would pay to terminate the contracts and are based on quotes from the counterparties. For the years ended December 31, 2003, 2002 and 2001, we received a weighted average rate of 1.3%, 1.9% and 4.1%, respectively, and paid a weighted average rate on our interest rate swap agreements of 7.0% in 2003, 6.4% in 2002 and 6.5% in 2001 (including the revolver spread of 1.00% in 2003 and 0.50% during 2002 and 2001).

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $212,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $224,000.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 2003.

For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2003.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate	$100	$112	$121	$131	$141	$3,587	$4,192
Average interest rates	8.3%	8.3%	8.3%	8.3%	8.3%	8.3%
Variable rate long-term debt				$33,050			$33,050
Interest rate swaps:
Pay fixed/receive Variable notional amounts	$10,000	$0	$20,000	$0	$0	$0	$30,000
Average pay rate	5.65%		6.02%
Fair Value	$(226)		$(2,028)				$(2,254)
Average receive rate	3 month LIBOR		3 month LIBOR

ITEM 8.    Financial Statements and Supplementary Data

The Trust’s Consolidated Balance Sheets and our Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP and a previously issued report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.” The report of Arthur Andersen LLP has not been reissued.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosures during the last two fiscal years. On June 18, 2002, the Trust dismissed Arthur Andersen LLP as the Trust’s independent public accountant and decided to engage KPMG LLP to serve as the Trust’s independent public accountant. The Trust’s decision to change its independent accountants was approved by the Board of Trustees upon recommendation of the Audit Committee. For more information with respect to this matter, see the Trust’s current report on Form 8-K filed on June 18, 2002.

ITEM 9A.    Controls and Procedures

As of December 31, 2003, under the supervision and with the participation of the Trust’s management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Trust’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Trust’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Trust on a timely basis in order to comply with the Trust’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no significant changes in the Trust’s internal controls or in other factors during the fourth quarter of 2003 that have materially effected, or are reasonably likely to materially effect, the Trust’s internal controls.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Trustees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Pursuant to Plans” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 13.	Certain Relationships and Related Transactions

There is hereby incorporated by reference the information under the caption “Transactions With Management and Others” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 14.	Principal Accountant Fees and Services

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules:

(1)	Independent Auditors’ Report

(2)	Financial Statements

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Income—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements—December 31, 2003

(3)	Schedule

Schedule III—Real Estate and Accumulated Depreciation—December 31, 2003

Notes to Schedule III—December 31, 2003

(b)	Reports on Form 8-K filed during the last quarter of the year ended December 31, 2003:

(1)	Report on Form 8-K dated October 17, 2003, reported under Item 7, Financial Statements and Exhibits, that the Trust issued a press release announcing the Trust’s financial results for the quarter ended September 30, 2003.

(2)	Report on Form 8-K dated November 13, 2003, reported under Item 7, Financial Statements and Exhibits, that the Trust issued an updated third quarter earnings release reflecting the changes due to the deferral of FASB Statement 150.

(c)	Exhibits:

3.1 Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s registration statement on Form S-3 (file No. 333-60638), is incorporated herein by reference.

3.2 Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s registration statement on Form S-3 (file No. 333-60638), is incorporated herein by reference.

3.3 Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (file No. 333-60638) is incorporated herein by reference.

10.1 Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and The Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2 Agreement effective January 1, 2004, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.5 Share Option Agreement, dated as of December 24, 1986, between the Trust and Universal Health Services, Inc., previously filed as Exhibit 10.4 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

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

10.12 Revolving Credit Agreement, dated as of May 28, 2003, by and among Universal Health Realty Income Trust, Wachovia Bank, National Association, as Agent, Fleet National Bank, as Syndication Agent, Wachovia Securities, as Arranger, and the other Banks named therein, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.13 Dividend Reinvestment and Share Purchase Plan is hereby incorporated by reference from Registration Statement Form S-3, Registration No. 333-81763, as filed on June 28, 1999.

10.14 Lease amendment dated as of February 28, 2001 between Universal Health Realty Income Trust and McAllen Hospitals, L.P. previously filed as exhibit 10.16 to the Trust’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.15 Lease amendment dated as of July 1, 2002 between Universal Health Realty Income Trust and Universal Health Services of Rancho Springs, Inc.

11 Statement re computation of per share earnings is set forth on page F-5, the Trust’s Consolidated Statements of Income.

23.1 Independent Auditors’ Consent—KPMG LLP

23.2 Information Regarding Consent of Arthur Andersen LLP

31.1 Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2 Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1 Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH REALTY INCOME TRUST

By:	/S/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

Date: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President	March 10, 2004

/S/ JAMES E. DALTON, Jr. James E. Dalton, Jr.	Trustee	March 10, 2004

/S/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 10, 2004

/S/ DANIEL M. CAIN Daniel M. Cain	Trustee	March 10, 2004

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 10, 2004

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 10, 2004

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President, Chief Financial Officer and Controller	March 10, 2004

/S/ CHERYL K. RAMAGANO Cheryl K. Ramagano	Vice President, Treasurer and Secretary	March 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees of Universal Health Realty Income Trust:

We have audited the 2003 and 2002 consolidated financial statements of Universal Health Realty Income Trust (a Maryland real estate investment trust) and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The accompanying 2001 consolidated financial statements of Universal Health Realty Income Trust were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 17, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

January 20, 2004

Philadelphia, Pennsylvania

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999, which are no longer included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

January 17, 2002

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2003	December 31, 2002
ASSETS:
Real Estate Investments:
Buildings and improvements	$160,079	$159,767
Accumulated depreciation	(52,219)	(47,810)

	107,860	111,957
Land	22,929	22,929

Net Real Estate Investments	130,789	134,886

Investments in and advances to limited liability companies	61,001	48,314

Other Assets:
Cash	628	598
Bonus rent receivable from UHS	1,093	1,101
Rent receivable from non-related parties	107	137
Deferred charges and other assets, net	673	81

Total Assets	$194,291	$185,117

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Bank borrowings	$37,242	$30,493
Accrued interest	310	282
Accrued expenses and other liabilities	1,826	1,761
Fair value of derivative instruments	2,254	3,233
Tenant reserves, escrows, deposits and prepaid rents	461	446
Minority interest	—	40

Total Liabilities	42,093	36,255

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2003—11,736,395; 2002—11,698,163	117	117
Capital in excess of par value	185,675	184,772
Cumulative net income	221,083	196,658
Cumulative dividends	(252,612)	(229,652)
Accumulated other comprehensive loss	(2,065)	(3,033)

Total Shareholders’ Equity	152,198	148,862

Total Liabilities and Shareholders’ Equity	$194,291	$185,117

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues (Note 1):
Base rental—UHS facilities	$12,806	$13,011	$13,011
Base rental—Non-related parties	9,114	9,222	9,197
Tenant reimbursements and other—Non-related parties	1,831	2,025	1,896
Bonus rental—UHS facilities	4,562	4,171	3,470

	28,313	28,429	27,574

Expenses:
Depreciation and amortization	4,536	4,431	4,401
Advisory fees to UHS (Note 2)	1,486	1,388	1,346
Other operating expenses	3,353	3,290	3,209

	9,375	9,109	8,956

Income before equity in limited liability companies (“LLCs”) and interest expense	18,938	19,320	18,618
Equity in income of LLCs (including gains on sales of real properties of $2,831 during 2003 and $1,220 during 2002)	7,974	4,923	3,610
Interest expense	(2,497)	(2,403)	(3,896)
Gain/(loss) on derivatives	10	(217)	17

Net Income	$24,425	$21,623	$18,349

Net Income Per Share—Basic	$2.09	$1.85	$1.75

Net Income Per Share—Diluted	$2.07	$1.84	$1.74

Weighted average number of shares outstanding—Basic	11,713	11,687	10,492
Weighted average number of share equivalents	66	63	44

Weighted average number of shares and equivalents outstanding—Diluted	11,779	11,750	10,536

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive loss	Total
	Number of Shares	Amount
January 1, 2001	8,980	$90	$129,110	$156,686	$(186,629)	—	$99,257
Issuance of shares of beneficial interest	2,699	27	55,167	—	—	—	55,194
Dividends ($1.875/share)	—	—	—	—	(20,583)	—	(20,583)
Comprehensive income:
Net income	—	—	—	18,349	—	—	18,349
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	—	—	—	(533)	(533)
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	680	680
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(2,330)	(2,330)

Total—comprehensive income							16,166

January 1, 2002	11,679	$117	$184,277	$175,035	$(207,212)	$(2,183)	$150,034
Issuance of shares of beneficial interest	19	—	495	—	—	—	495
Dividends ($1.92/share)	—	—	—	—	(22,440)	—	(22,440)
Comprehensive income:
Net income	—	—	—	21,623	—	—	21,623
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,332	1,332
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(2,182)	(2,182)

Total—comprehensive income							20,773

January 1, 2003	11,698	$117	$184,772	$196,658	$(229,652)	$(3,033)	$148,862
Issuance of shares of beneficial interest	38	—	903	—	—	—	903
Dividends ($1.96/share)	—	—	—	—	(22,960)	—	(22,960)
Comprehensive income:
Net income	—	—	—	24,425	—	—	24,425
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,424	1,424
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(456)	(456)

Total—comprehensive income							25,393

December 31, 2003	11,736	$117	$185,675	$221,083	$(252,612)	$(2,065)	$152,198

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$24,425	$21,623	$18,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,536	4,431	4,401
Loss/(gain) on derivatives	(10)	217	(17)
Changes in assets and liabilities:
Rent receivable	38	(240)	6
Accrued expenses & other liabilities	64	225	158
Tenant escrows, deposits & prepaid rents	15	83	(96)
Accrued interest	28	(48)	(62)
Other, net	(19)	(5)	39

Net cash provided by operating activities	29,077	26,286	22,778

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(9,338)	(5,322)	(8,748)
Cash distributions in excess of income from LLCs, excluding gains	671	1,910	1,412
Cash distributions from sale or refinancing proceeds, in excess of gains	9,211	1,860	—
Cash (restricted) invested in escrow account—sale proceeds	(6,337)	—	—
Advances (made to) received from LLCs, net	(6,894)	175	(441)
Purchase of minority ownership interest in consolidated entity	(54)	—	—
Additions to real estate investments	(312)	(49)	(555)

Net cash used in investing activities	(13,053)	(1,426)	(8,332)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	6,844	(1,405)	(48,606)
Fees for new revolving credit facility	(540)	—	—
Repayments of mortgage notes payable	(95)	(88)	(80)
Repayment of note payable to UHS	—	(1,446)	—
Dividends paid	(22,960)	(22,440)	(20,583)
Issuance of shares of beneficial interest	757	488	55,158

Net cash used in financing activities	(15,994)	(24,891)	(14,111)

Increase (decrease) in cash	30	(31)	335
Cash, beginning of period	598	629	294

Cash, end of period	$628	$598	$629

Supplemental disclosures of cash flow information:
Interest paid	$2,469	$2,451	$3,871

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2003, we have forty-four real estate investments located in fifteen states consisting of:

•	eight hospital facilities including four acute care, one behavioral healthcare, two rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

Six of our hospital facilities and all or a portion of five medical office buildings are leased to subsidiaries of Universal Health Services, Inc., (“UHS”). Since we have significant investments in hospital facilities, which comprised 70%, 69% and 69% of net revenues in 2003, 2002 and 2001, respectively, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation.

Management is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. In addition, Management cannot predict whether any of the leases will be renewed on their current terms or at all. As a result, management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed at the end of their lease terms.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting. Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Bonus rents are recognized when earned based upon increases in each facility’s net patient revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2003 and 2002, we had $451,000 and $286,000 in restricted cash accounts held by financial institutions to fund debt services and future capital additions.

Real Estate Properties

We record acquired real estate at cost and use the straight-line method to calculate depreciation expense for buildings and improvements over their estimated useful lives of 25 to 45 years.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.

It is our policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the estimated fair value will be determined using valuation techniques such as the present value of expected future cash flows. In assessing the carrying value of our real estate investments for possible impairment, management reviews estimates of future cash flows expected from each of our facilities and evaluates the creditworthiness of our lessees based on their current operating performance and on current industry conditions.

Investments in Limited Liability Companies (“LLCs”)

Our consolidated financial statements include the consolidated accounts of our controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. During December 2003, the Financial Accounting Standards Board decided to defer to the first quarter of 2004, the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003 as the interpretation applied immediately to variable interest entities created or obtained after January 31, 2003. Pursuant to the provisions of Interpretation No. 46, beginning in the first quarter of 2004, we will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to us and minority interest liability (to reflect the portion of the LLCs held by other third-party members) of three of our LLC investments that meet the criteria of a variable interest entity of which we are determined to be the primary beneficiary (see Note 9 to the Consolidated Financial Statements). The 2003 annual revenue for these three LLCs was approximately $6.3 million and the combined total assets total approximately $39.9 million. On a combined basis, these three LLCs have approximately $22.5 million in third-party debt that is non-recourse to us. There will be no impact on our net income as a result of the consolidation of these LLCs.

Rental income recorded at the LLCs relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Federal Income Taxes

No provision has been made for federal income tax purposes since we qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from Federal Income Taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

The aggregate cost basis and net book value of the properties for federal income tax purposes at December 31, 2003 are approximately $168,000,000 and $117,000,000, respectively.

Stock-Based Compensation

At December 31, 2003, we had two stock-based compensation plans, which are more fully described in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No compensation cost is reflected in net income for most stock option grants as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of December 31, 2003 there were no unvested restricted share awards outstanding.

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income	$24,425	$21,623	$18,349
Add: total stock-based compensation expenses included in net income	199	210	192
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(238)	(258)	(308)

Pro forma net income	$24,386	$21,575	$18,233

Basic earnings per share, as reported	$2.09	$1.85	$1.75
Basic earnings per share, pro forma	$2.08	$1.85	$1.74
Diluted earnings per share, as reported	$2.07	$1.84	$1.74
Diluted earnings per share, pro forma	$2.07	$1.84	$1.73

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding during the year. Diluted earnings per share are based on the weighted average number of shares during the year adjusted to give effect to share equivalents. In June, 2001, we issued 2.6 million shares of beneficial interest at a price of $21.57 per share generating $53.9 million of net proceeds which were used to repay borrowings under our revolving credit agreement.

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic:
Net income	$24,425	$21,623	$18,349
Weighted average number of common shares	11,713	11,687	10,492

Earnings per common share-basic	$2.09	$1.85	$1.75

Diluted:
Net income	$24,425	$21,623	$18,349
Weighted average number of common shares	11,713	11,687	10,492
Net effect of dilutive stock options and grants based on the treasury stock method	66	63	44

Weighted average number of common shares and equivalents	11,779	11,750	10,536

Earnings per common share–diluted	$2.07	$1.84	$1.74

Fair Value of Financial Instruments

The fair value of our interest rate swap agreements are based on quoted market prices. The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity”, an Amendment of SFAS 133. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect adjustment of $533,000 in accumulated other comprehensive loss to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. We do not have any derivative instruments that are designated as fair value hedging instruments.

On the date a derivative contract is entered into, we designate the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. For all hedging relationships we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we continue to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, from time to time, we enter into interest rate swap agreements, in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of our cash flow hedges at December 31, 2003 relate to the payment of variable interest on existing or forecasted debt. The maximum amount of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through November 2006.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. During December, 2003, the Financial Accounting Standards Board decided to defer to the first quarter of 2004, the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003 as the interpretation applied immediately to variable interest entities created or obtained after January 31, 2003. Pursuant to our preliminary analysis of the provisions of Interpretation No. 46, beginning in the first quarter of 2004, we will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to us and minority interest liability of three of our LLC investments that meet the criteria of a variable interest entity of which we are determined to be the primary beneficiary (see Note 9 to the Consolidated Financial Statements). The 2003 annual revenue for these three LLCs was approximately $6.3 million and the combined total assets total approximately $39.9 million as of December 31, 2003. On a combined basis, these three LLCs have approximately $22.5 million in third-party debt that is non-recourse to us. There will be no impact on our net income as a result of the consolidation of these LLCs.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on a FASB interpretation of SFAS 150 on October 8, 2003, it was determined that SFAS 150 applied to minority partner’s/member’s ownership interest in certain consolidated limited life entities. On October 29, 2003, the FASB postponed indefinitely the application of SFAS 150 to minority partner’s/member’s ownership interest in certain consolidated limited life entities. As of December 31, 2003, we do not have interests in any such entities.

(2)    RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2004. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of our equity as shown on our balance sheet, determined in accordance with accounting principles generally accepted in the United States, without reduction for return of capital dividends. No incentive fees were paid during 2003, 2002 and 2001. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited consolidated financial statements.

Pursuant to the terms of the leases with UHS, the lessees have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases also grant the lessees options, exercisable on at least six months notice, to purchase the respective leased facilities at the end of the lease term or any renewal term at the facility’s then fair market value. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2003, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $112.5 million.

As of December 31, 2003, subsidiaries of UHS leased six of the eight hospital facilities owned by us with terms expiring in 2004 through 2008. For the years ended December 31, 2003, 2002 and 2001, 61%, 60% and 60%, respectively, of our revenues were earned under the terms of the leases with wholly-owned subsidiaries of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 28% in 2003, 29% in 2002 and 31% in 2001 of the combined consolidated and unconsolidated revenues. The leases to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Our officers are all employees of UHS and as of December 31, 2003, we had no salaried employees. During 2003, 2002 and 2001, Mr. Kirk E. Gorman, former Trustee of the Trust and former President, Chief Financial Officer and Secretary received a $50,000 annual bonus awarded by the Trustees, subject to UHS having agreed to a $50,000 reduction in the advisory fee paid by us. During 2003, Mr. Gorman received $12,000 representing a pro-rated amount of the annual bonus. At December 31, 2003, approximately 6.6% of our outstanding shares of beneficial interest were held by UHS. We have granted UHS the option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December 2004. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to us was approximately 1.9 times for the twelve month period ended December 31, 2003 and approximately 2.2 times for the twelve months ended December 31, 2002. The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) is also scheduled to expire in December 2004. The ratio of EBITDAR to minimum rent plus additional rent payable to us for The Bridgeway was approximately 3.8 times for the twelve month period ended December 31, 2003 and 3.6 times for the twelve month period ended December 31, 2002. The lessees on both of these facilities have an option at the end of the lease terms to purchase the properties at their fair market value or renew the leases at the same terms for another five years. Management cannot predict whether the leases with these UHS subsidiaries will be renewed at the current rates at the end of their lease terms or if either or both of the lessees will exercise their options to purchase the properties. If the leases are not renewed at the current rates or if the purchase options are not exercised, we would be required to find other operators for these facilities and/or enter into leases on terms potentially less favorable to us than the current leases.

During the fourth quarter of 2003, we invested $1.6 million and committed to invest an additional $2.3 million in exchange for a 95% non-controlling interest in a limited liability company that acquired a 60,000 square foot medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada, which was opened during the fourth quarter of 2003. The Spring Valley MOB will be 75% master leased for five years by The Valley Health System (“VHS”), a subsidiary of UHS on a triple net basis. The master lease for each suite will terminate at such time that the suite is leased to another tenant acceptable to us and VHS for a minimum term of five years. As of December 31, 2003 letters of intent or lease agreements have been executed on more than 75% of the rentable space of this MOB. Commencement of these leases will take place upon completion of the space, which is expected to be during the first and second quarters of 2004.

During the third quarter of 2003 we invested $8.9 million ($3.0 million in equity and a $5.9 million loan) for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from a LLC in which UHS holds a 72% ownership interest and has tenants which include subsidiaries of UHS.

(3)    ACQUISITIONS AND DISPOSITIONS

2003 — We invested a total of $16.3 million in the following (consisting of $9.4 million of investments in LLCs and $6.9 million of net advances made to LLCs):

•	$1.2 million invested for the purchase of a 85% non-controlling equity interest in a LLC that owns a medical office building in Apache Junction, Arizona (the LLC also obtained a $3.0 million third-party mortgage that is non-recourse to us);

•	$1.6 million invested (and an additional $2.3 million committed) in exchange for a 95% non-controlling interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$8.9 million ($3.0 million in equity and a $5.9 million loan which is intended to be reimbursed to us upon securing third-party refinancing which will be non-recourse to us) invested for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada;

•	$1.0 million net loan funded in connection with a total commitment of $8.9 million by us (consisting of $6.4 million in equity and $2.5 million in debt financing that will be non-recourse to us) in exchange for a 75% non-controlling interest in a LLC that will construct and own the Medical Plaza at Saint Mary’s located in Reno, Nevada, which is scheduled to be completed and opened in the first quarter of 2005;

•	$2.0 million funded (remaining commitment of $300,000 after this funding) in connection with the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$1.6 million of additional investments in various LLCs (including prior year commitments) in which we own a non-controlling equity interest.

During the fourth quarter of 2003, 23650 Madison and PacPal Investments, two LLCs in which we own 95% non-controlling ownership interests, sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. The cash proceeds for both of these sales is being held in escrow by a like-kind-exchange agent in anticipation of possibly completing like-kind-exchange transactions during 2004. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations. Also during 2003, we received $365,000 from Parkvale Properties, a LLC in which we own a 60% non-controlling ownership interest, representing our share of the net sale proceeds from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona. This sale resulted in a gain of $365,000, which is included in our 2003 results of operations, since the carrying value of this investment was reduced to zero in a prior year.

2002 — We invested a total of $5.3 million in the following:

•	$3.1 million invested in a LLC, in which we own a 90% non-controlling equity interest, that constructed the recently opened Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to us);

•	$200,000 invested (and an additional $2.3 million committed, of which $2.0 million was funded in 2003) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$2.0 million of additional investments in various LLCs in which we own a non-controlling equity interest.

Also during 2002, we received $2.6 million of cash for our share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. The transaction resulted in a gain of $1.2 million which is included in our 2002 results of operations. This sale completed the like-kind exchange transaction whereby the LLC in which we own an 89% non-controlling equity interest, acquired the real estate assets during 2001 of Papago Medical Park located in Phoenix, Arizona in exchange for cash and the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona.

2001 — We invested a total of $9.2 million in the following (consisting of $8.8 million of investments in LLCs and $400,000 of net advances made to LLCs):

•	$1.4 million invested to purchase a 75% equity interest in a LLC that owns and operates the Thunderbird Paseo Medical Plaza II located in Glendale, Arizona (the LLC also obtained a $3.1 million third-party mortgage that is non-recourse to us);

•	$1.9 million invested to purchase a 74% equity interest in a LLC that owns and operates the Mid-Coast Hospital Medical Office Building located in Brunswick, Maine (the LLC also obtained a $8.9 million third-party mortgage that is non-recourse to us);

•	$2.8 million of cash in a LLC for the purpose of effecting a like-kind exchange which was completed in January, 2002 (as mentioned above);

•	$45,000 of cash and a commitment to invest a total of $3.4 million in exchange for a 90% non-controlling interest in a limited liability company that constructed and owns the Deer Valley Medical Office II located in Phoenix, Arizona which was opened during the third quarter of 2002 (the LLC obtained a $7.0 million third-party mortgage that is non-recourse to us), and;

•	$3.1 million to purchase an additional equity interest and fund additional investments and loans to various LLCs in which we have various non-controlling equity interests.

(4)    LEASES

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to five, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net patient revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (000s):

2004	$21,548
2005	17,922
2006	17,219
2007	5,640
2008	3,947
Later Years	5,751

Total Minimum Base Rents	$72,027

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use variable-rate debt to finance a portion of our operations and investments. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

At December 31, 2003, we had three outstanding swap agreements for notional principal amounts of $30 million which mature from May 2004 through November 2006. These swap agreements effectively fix the interest rate on $30 million of variable rate debt at 7.0% including the revolver spread of 1.00%. We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and we do not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2003 would have resulted in payments to the counterparties of approximately $2,254,000. The fair value of the interest rate swap agreements at December 31, 2003 reflects the estimated amounts that we would pay to terminate the contracts and are based on quotes from the counterparties.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the underlying hedged item affects earnings. For the years ended December 31, 2003, 2002 and 2001, we recorded additional interest expense of $1,424,000, $1,332,000, and $680,000, respectively, as a result of our hedging activity.

Operating results for the years ended December 31, 2003, 2002 and 2001 include net (gains)/losses of ($10,000), $217,000 and ($17,000), respectively, representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

As of December 31, 2003, $1,230,000 of deferred losses on derivative instruments in other accumulated comprehensive loss are expected to be reclassified to earnings during the next 12 months. There were no cash flow hedges discontinued during 2003, 2002 or 2001.

(6)    DEBT

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one time option, which can be exercised at any time, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of ..25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2003, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At December 31, 2003, we had $13.9 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $28.3 million in 2003, $25.3 million in 2002 and $46.1 million in 2001 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.6% in 2003, 8.1% in 2002 and 7.4% in 2001. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2003, we had approximately $33 million of available borrowing capacity under this agreement. The carrying value of this instrument approximates fair value.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all their covenants at December 31, 2003.

We have one mortgage with an outstanding balance of $4.2 million at December 31, 2003. The mortgage, which carries an 8.3% interest rate and matures on February 1, 2010, is non-recourse to us and is secured by the Medical Center of Western Connecticut. This mortgage has a fair value of approximately $4.8 million as of December 31, 2003. We expect to repay an average of approximately $125,000 in principal per year, with a balloon payment of $3.4 million in 2010.

(7)    DIVIDENDS

Dividends of $1.960 per share were declared and paid in 2003, of which $1.820 per share was ordinary income, $.137 per share was a capital gain distribution and $.003 per share was a return of capital distribution. Dividends of $1.92 per share were declared and paid in 2002, of which $1.86 per share was ordinary income and $.06 per share was a return of capital distribution. Dividends of $1.875 per share were declared and paid in 2001, of which $1.81 per share was ordinary income and $.06 per share was a return of capital distribution.

(8)    INCENTIVE PLANS

During 1997, our Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. A combined total of 400,000 shares and dividend equivalent rights have been reserved for issuance under The Plan. From inception through December 31, 2003, there have been 118,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $199,000 in 2003, $197,000 in 2002 and $188,000 in 2001. As of December 31, 2003, there were 77,750 options exercisable under The Plan with an average exercise price of $17.98 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $7.32 per share).

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust (“Outside Trustees”). There are 40,000 shares reserved for issuance under this plan. Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2003 no shares have been issued under the terms of this plan.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions used for the four option grants that occurred in 2003 and 2002. No options were granted during 2001, therefore the following table is not applicable (“N/A”) for that year:

Year Ended December 31,	2003	2002	2001
Volatility	15%	15%	N/A
Interest rate	3%	4%-5%	N/A
Expected life (years)	8.2	8.1	N/A
Forfeiture rate	0%	0%	N/A
Dividend yield	6.5%	7.5%	N/A

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees, under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2001	158,024	$17.38	$21.44 / $ 14.75
Exercised	(58,024)	$16.77	$16.88 / $ 16.13

Balance, January 1, 2002	100,000	$17.74	$21.44 / $ 14.75
Granted	6,000	$27.39	$27.65 / $ 26.09

Balance, January 1, 2003	106,000	$18.29	$27.65 / $ 14.75
Granted	7,000	$27.62	$29.44 / $ 26.25
Exercised	(17,500)	$18.55	$18.625 / $18.375

Balance, December 31, 2003	95,500	$18.92	$29.44 / $ 14.75

Outstanding Options at December 31, 2003:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life
25,000	$14.7500	$14.7500-$14.7500	6.2
55,000	$18.6705	$19.6250-$18.6250	3.5
7,500	$24.6245	$26.2500-$21.4375	7.6
8,000	$28.3213	$29.4400-$27.6500	9.1

95,500

(9)    SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

Our consolidated financial statements include the accounts of our controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. During December, 2003, the Financial Accounting Standards Board decided to defer to the first quarter of 2004, the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003 as the interpretation applied immediately to variable interest entities created or obtained after January 31, 2003. Pursuant to our preliminary analysis of the provisions of Interpretation No. 46, beginning in the first quarter of 2004, we will begin to consolidate the results of operations, assets, liabilities, third-party debt that is non-recourse to us and minority interest liability (to reflect the portion of the LLCs held by other third-party members) of three of our LLC investments that meet the criteria of a variable interest entity of which we are determined to be the primary beneficiary. The 2003 annual revenue for these three LLCs was approximately $6.3 million and the combined total assets total approximately $39.9 million as of December 31, 2003. On a combined basis, these three LLCs have approximately $22.5 million in third-party debt that is non-recourse to us. There will be no impact on our net income as a result of consolidating these LLCs.

Rental income recorded at the LLCs relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Since January 1, 1995 through December 31, 2003, we have invested $67.8 million of cash (including $6.9 million of advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99%, before reductions for cash distributions received from the LLCs.

As of December 31, 2003, we had investments in twenty-four limited liability companies (“LLCs”) accounted for by the equity method. The following table represents summarized unaudited financial information related to these LLCs:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Parkvale Properties	60%	Maryvale Hospital MOBs
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
DesMed(a.)	99%	Desert Springs Medical Plaza
PacPal Investments	95%	(b.)
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza
Bayway Properties	73%	East Mesa Medical Center
653 Town Center Drive(a.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II(a.)	98%	Summerlin Hospital MOB II
23560 Madison	95%	(b.)
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(a.)	95%	Spring Valley Medical Office Building

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	During the fourth quarter of 2003, 23650 Madison and PacPal Investments sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. The cash proceeds for both of these sales is being held in escrow by a like-kind-exchange agent in anticipation of possibly completing like-kind-exchange transactions during 2004. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations.
(c.)	We have committed to invest a total of $8.9 million ($6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in this LLC that will construct and own a professional office building located in Reno, Nevada. The office building is scheduled to be completed and opened in the first quarter of 2005. As of December 31, 2003, we had advanced $959,000 in connection with this project.

	December 31,
	2003	2002
	(amounts in thousands)
Net property	$180,398	$169,636
Other assets	12,341	13,266
Restricted cash for potential like-kind-exchange transactions	7,087	—
Liabilities	5,079	5,129
Mortgage notes payable, non-recourse to us	132,681	128,658
Notes payable to us	6,894	—
Equity	55,172	49,115
UHT’s share of equity and notes receivable from LLCs	61,001	48,314

	For the Year Ended December 31,
	2003	2002	2001
	(amounts in thousands)
Revenues	$33,495	$30,281	$26,451
Operating expenses	13,248	11,605	9,760
Depreciation & amortization	5,585	5,152	4,741
Interest, net	9,354	8,923	8,001

Net income before gains on divestitures	5,308	4,601	3,949
Gains on divestitures	3,691	1,346	—

Net income	$8,999	$5,947	$3,949

Our share of net income before gains on divestitures	$5,143	$3,703	$3,610
Our share of gains on divestitures	2,831	1,220	—

Our share of net income	$7,974	$4,923	$3,610

As of December 31, 2003, aggregate maturities of mortgage notes payable by LLCs, which are non-recourse to us, are as follows (000s):

2004	$8,197
2005	2,732
2006	21,761
2007	12,315
2008	14,146
Later	73,530

Total	$132,681

(10)    SEGMENT REPORTING

Our primary segment is leasing of healthcare and human service facilities, and all revenues from external customers relate to the same segment. Additionally, we may, from time to time, loan funds to external parties. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not applicable to us.

(11)    QUARTERLY RESULTS (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$7,193	$7,018	$7,043	$7,059	$28,313
Net Income	$5,670	$5,315	$5,347	$8,093	$24,425
Earnings Per Share-Basic	$0.48	$0.45	$0.46	$0.69	$2.09
Earnings Per Share-Diluted	$0.48	$0.45	$0.45	$0.69	$2.07

Included in the net income for the first quarter of 2003 is a gain of $365,000, or $.03 per diluted share, resulting from the sale of Palo Verde Medical Center in Phoenix, Arizona. Included in the net income for the fourth quarter of 2003 are gains totaling $2.5 million, or $.21 per diluted share, resulting from the sales of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, both of which are located in Torrance, California.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$7,126	$7,164	$7,077	$7,062	$28,429
Net Income	$6,278	$5,179	$5,104	$5,062	$21,623
Earnings Per Share-Basic	$0.54	$0.44	$0.44	$0.43	$1.85
Earnings Per Share-Diluted	$0.53	$0.44	$0.43	$0.43	$1.84

Included in the net income for the first quarter of 2002 is a gain of $1.2 million, or $.10 per diluted share, recorded on the sale of Samaritan West Valley Medical Center in Goodyear, Arizona.

SCHEDULE III

UNIVERSAL HEALTH REALTY INCOME TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION—DECEMBER 31, 2003

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period			Accumulated Depreciation as of Dec. 31, 2003	Date of construction or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Land & Improv.	Land	Building & Improvements	Total
Virtue Street Pavilion	$1,825	$9,445	—	$1,770	$9,445	$11,215	$4,594	1975	1986	35 Years
Chalmette Medical Center	2,000	7,473	$3,148	2,000	10,621	12,621	3,847	1999	1988	34 Years
Chalmette, Louisiana
Inland Valley Regional Medical Center
Wildomar, California	2,050	10,701	2,868	2,050	13,569	15,619	4,745	1986	1986	43 Years
McAllen Medical Center
McAllen, Texas	4,720	31,442	10,188	6,281	40,069	46,350	13,989	1994	1986	42 Years
Wellington Regional Medical Center
West Palm Beach, Florida	1,190	14,652	4,822	1,663	19,001	20,664	6,598	1986	1986	42 Years
The Bridgeway
North Little Rock, Arkansas	150	5,395	499	150	5,894	6,044	2,849	1983	1986	35 Years
Tri-State Rehabilitation Hospital
Evansville, Indiana	500	6,945	1,062	500	8,007	8,507	2,834	1993	1989	40 Years
Kindred Hospital Chicago Central
Chicago, Illinois	158	6,404	1,837	158	8,241	8,399	5,263	1993	1986	25 Years
Fresno-Herndon Medical Plaza
Fresno, California	1,073	5,266	35	1,073	5,301	6,374	1,070	1992	1994	45 Years
Family Doctor’s Medical Office Building
Shreveport, Louisiana	54	1,526	494	54	2,020	2,074	380	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	439	1,618	73	439	1,691	2,130	304	1995	1995	45 Years
Professional Center at King’s Crossing	439	1,837	78	439	1,915	2,354	339	1995	1995	45 Years
Kingwood, Texas
Chesterbrook Academy
Audubon, Pennsylvania	307	996	—	307	996	1,303	170	1996	1996	45 Years
Chesterbrook Academy
New Britain, Pennsylvania	250	744	—	250	744	994	127	1991	1996	45 Years
Chesterbrook Academy
Uwchlan, Pennsylvania	180	815	—	180	815	995	138	1992	1996	45 Years
Chesterbrook Academy
Newtown, Pennsylvania	195	749	—	195	749	944	128	1992	1996	45 Years
The Southern Crescent Center	1,130	5,092	69	1,130	5,161	6,291	869	1994	1996	45 Years
The Southern Crescent Center II	—	—	5,479	806	4,673	5,479	501	2000	1998	35 Years
Riverdale, Georgia
The Cypresswood Professional Center
Spring, Texas	573	3,842	187	573	4,029	4,602	750	1997	1997	35 Years
Orthopaedic Specialists of Nevada Building
Las Vegas, Nevada	—	1,579	—	—	1,579	1,579	268	1999	1999	25 Years
Sheffield Medical Building
Atlanta, Georgia	1,760	9,766	563	1,760	10,329	12,089	1,755	1999	1999	25 Years
Medical Center of Western Connecticut—Bldg. 73 (a.)
Danbury, Connecticut	1,151	5,176	54	1,151	5,230	6,381	701	2000	2000	30 Years

TOTALS	$20,144	$131,463	$31,456	$22,929	$160,079	$183,008	$52,219

a.	At December 31, 2003 this property had an outstanding mortgage balance of $4.2 million. The mortgage carries an 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the Medical Center of Western Connecticut.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2003

(amount in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1,	$182,696	$182,647	$182,172
Additions and acquisitions	312	49	475

Balance at December 31,	$183,008	$182,696	$182,647

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1,	$47,810	$43,432	$39,080
Current year depreciation expense	4,409	4,378	4,352

Balance at December 31,	$52,219	$47,810	$43,432