Form 10-Q
period 2004-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2004-05-07
CIK 798783

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of common shares of beneficial interest outstanding at April 30, 2004 – 11,741,296

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I. Financial Information

Universal Health Realty Income Trust

Consolidated Statements of Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues (Note 2):
Base rental - UHS facilities	$3,185	$3,253
Base rental - Non-related parties	2,311	2,304
Tenant reimbursements and other - Non-related parties	399	428
Bonus rental - UHS facilities	1,262	1,208

	7,157	7,193

Expenses:
Depreciation and amortization	1,146	1,112
Advisory fees to UHS	374	350
Other operating expenses	789	827

	2,309	2,289

Income before equity in limited liability companies (“LLCs”) and interest expense	4,848	4,904

Equity in income of LLCs (including gain on sale of real property of $365 in 2003)	849	1,386

Interest expense	(649)	(620)

Net Income	$5,048	$5,670

Net Income per share - Basic	$0.43	$0.48

Net Income per share - Diluted	$0.43	$0.48

Weighted average number of shares outstanding - Basic	11,737	11,700
Weighted average number of share equivalents	68	65

Weighted average number of shares and equivalents outstanding - Diluted	11,805	11,765

See accompanying notes to these consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
Assets:

Real Estate Investments:
Buildings and improvements	$201,706	$160,079
Accumulated depreciation	(58,615)	(52,219)

	143,091	107,860
Land	24,913	22,929

Net Real Estate Investments	168,004	130,789

Investments in and advances to limited liability companies (“LLCs”)	45,012	61,001

Other Assets:
Cash	1,106	628
Bonus rent receivable from UHS	1,209	1,093
Rent receivable from non-related parties	421	107
Deferred charges and other assets, net	917	673

Total Assets	$216,669	$194,291

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$33,005	$32,963
Mortgage note payable, non-recourse	4,161	4,279
Mortgage notes payable of consolidated LLCs, non-recourse	22,460	—
Accrued interest	520	310
Accrued expenses and other liabilities	1,748	1,826
Fair value of derivative instruments	2,202	2,254
Tenant reserves, escrows, deposits and prepaid rents	672	461

Total Liabilities	64,768	42,093

Minority interests	244	—

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2004 - 11,741,184; 2003 - 11,736,395	117	117
Capital in excess of par value	185,834	185,675
Cumulative net income	226,131	221,083
Accumulated other comprehensive loss	(2,003)	(2,065)
Cumulative dividends	(258,422)	(252,612)

Total Shareholders’ Equity	151,657	152,198

Total Liabilities and Shareholders’ Equity	$216,669	$194,291

See accompanying notes to these consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,048	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,146	1,112
Changes in assets and liabilities:
Rent receivable	(141)	(111)
Accrued expenses & other liabilities	(64)	(59)
Tenant escrows, deposits & prepaid rents	(9)	(12)
Accrued interest	2	(9)
Other, net	12	40

Net cash provided by operating activities	5,994	6,631

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(1,112)	(570)
Cash distributions in excess of income from LLCs	1,202	436
Additions to real estate investments	(19)	(257)

Net cash provided by (used in) investing activities	71	(391)

Cash flows from financing activities:
Net repayments on revolving credit facility	(51)	(701)
Repayments of mortgage notes payable	(25)	(24)
Dividends paid	(5,810)	(5,676)
Issuance of shares of beneficial interest	299	100

Net cash used in financing activities	(5,587)	(6,301)

Increase (decrease) in cash	478	(61)
Cash, beginning of period	628	598

Cash, end of period	$1,106	$537

Supplemental disclosures of cash flow information:
Interest paid	$647	$594

See accompanying notes to these consolidated statements of cash flows.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7).

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2004.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees paid to UHS amounted to $374,000 and $350,000 for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, subsidiaries of Universal Health Services, Inc. (“UHS”) leased six hospital facilities owned by us with terms expiring in 2004 through 2008. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to a corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. These leases accounted for approximately 62% of our consolidated revenues for each of the three month periods ended March 31, 2004 and 2003. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the UHS leases accounted for 29% of our combined consolidated and unconsolidated revenues during each of the three month periods ended March 31, 2004 and 2003. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS owned approximately 6.6% percent of our outstanding shares of beneficial interest as of March 31, 2004. We have granted UHS an option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in us.

(3) Dividends

A dividend of $.495 per share or $5.8 million in the aggregate was declared by the Board of Trustees on March 10, 2004 and was paid on March 31, 2004 to shareholders of record as of March 19, 2004.

(4) Financial Instruments

Cash Flow Hedges

We recorded in accumulated other comprehensive income (“AOCI”), income of $62,000 and $144,000 for the three month periods ended March 31, 2004 and 2003, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. The income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming market rates remain unchanged from March 31, 2004, it is expected that approximately $1.1 million of net losses in AOCI will be reclassified into earnings within the next twelve months. We also recorded losses in earnings of $10,000 and $35,000 for the three month periods ended March 31, 2004 and 2003, respectively, to recognize the ineffective portion of these cash flow hedging instruments. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$5,048	$5,670

Other comprehensive income:
Adjustment for losses reclassified into earnings	361	460
Unrealized derivative losses on cash flow hedges	(299)	(316)

Comprehensive income	$5,110	$5,814

(6) Stock-Based Compensation

At March 31, 2004, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of March 31, 2004 there were no unvested restricted share awards outstanding. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three months ending March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income	$5,048	$5,670
Add: total stock-based compensation expenses included in net income:	47	50
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(55)	(60)

Pro forma net income	$5,040	$5,660

Basic earnings per share, as reported	$0.43	$0.48
Basic earnings per share, pro forma	$0.43	$0.48

Diluted earnings per share, as reported	$0.43	$0.48
Diluted earnings per share, pro forma	$0.43	$0.48

(7) Investments in Limited Liability Companies (“LLCs”)

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, in which we hold 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our share of equity in the net income, cash contributions to and distributions from these investments.

Effective March 31, 2004, we adopted Financial Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result, the March 31, 2004 Consolidated Balance Sheet has been adjusted to include the assets, liabilities, third-party borrowings which are non-recourse to us and the minority interests of three of our LLC investments that meet the criteria of a variable interest entity and where we are deemed to be the primary beneficiary. As a result of FIN 46R total assets of $39.5 million and borrowings, which are non-recourse to us, of $22.5 million were recorded on March 31, 2004. Beginning in the second quarter of 2004, pursuant to the provisions of Interpretation No. 46R, we will begin to consolidate the results of operations of these LLC investments. There will be no impact on our net income as a result of the consolidation of these LLCs.

Excluding the three LLCs mentioned above, since inception through March 31, 2004, we made total initial cash investments of $49.1 million in LLCs, in which we own various non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $45.0 million as of March 31, 2004.

As of March 31, 2004, we had investments in twenty-four limited liability companies (“LLCs”) currently accounted for by the equity method. The following tables represent summarized financial and other information related to these LLCs:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Parkvale Properties	60%	Maryvale Hospital MOBs
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
PacPal Investments	95%	(d.)
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza
Bayway Properties	73%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
23560 Madison	95%	(d.)
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (a.)	95%	Spring Valley Medical Office Building

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	Tenants of this medical office building include subsidiaries of UHS. Effective March 31, 2004, we adopted FIN 46R and as a result, the March 31, 2004 Consolidated Balance Sheet has been adjusted to include the assets, liabilities, third-party borrowings which are non-recourse to us and the minority interests of this LLC investment that meets the criteria of a variable interest entity and where we are deemed to be the primary beneficiary. Beginning on April 1, 2004, pursuant to the provisions of Interpretation No. 46R, we will begin to consolidate the results of operations of this LLC on our Consolidated Statements of Income. There will be no impact on our net income as a result of the consolidation of this LLC.
(c.)	We have committed to invest a total of $8.9 million ($6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own a professional office building located in Reno, Nevada. The office building is scheduled to be completed and opened in the first quarter of 2005. As of March 31, 2004, we had advanced a $959,000 in connection with this project.
(d.)	During the fourth quarter of 2003, 23650 Madison and PacPal Investments sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. The cash proceeds for both of these sales is being held in escrow by a like-kind-exchange agent until such time that: (i) these proceeds are used to finance like-kind-exchange transactions during 2004, or; (ii) like-kind-exchange transactions are not be completed at which time these proceeds will be sent to us.

Below is a summary of the combined financial information for the LLCs, which we account for under the equity method:

	March 31, 2004	December 31, 2003
	(amounts in thousands)
Net property	$140,930	$180,398
Other assets	13,417	12,341
Restricted cash for potential like-kind-exchange transactions	7,233	7,087

Total assets	$161,580	$199,826

Liabilities	$5,901	$5,079
Mortgage notes payable, non-recourse to us	109,616	132,681
Notes payable to us	6,894	6,894
Equity	39,169	55,172

Total liabilities and equity	$161,580	$199,826

Our share of equity and notes receivable from LLCs	$45,012	$61,001

	Three Months Ended March 31,
	2004	2003
	(amounts in thousands)
Revenues	$8,312	$8,016

Operating expenses	3,634	3,173
Depreciation & amortization	1,820	1,357
Interest, net	2,024	2,230

Net income before gain on disposal	834	1,256
Gain on disposal	—	643

Net income	$834	$1,899

UHT’s share of net income before gain on disposal	$849	$1,021
UHT’s share of gain on disposal	—	365

UHT’s share of net income	$849	$1,386

(8) Segment Reporting

Our primary segment is leasing of healthcare and human service facilities, and all revenues from external customers are related to the same segment. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, the disclosure requirements of SFAS 131 are not applicable to us as we operate in one segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2004, we have forty-four real estate investments located in fifteen states consisting of:

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	management cannot predict whether leases on its properties, including leases on the properties leased to subsidiaries of UHS, will be renewed at their current rates at the end of the lease terms and if the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition in certain markets, including McAllen, Texas, the site of our largest facility, competition from other healthcare providers, including physician owned facilities, has increased. A continuation of the increased provider competition in the markets in which our hospital facilities operate, could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities and may potentially have a negative impact on the underlying value of the properties.

In order to qualify as a real estate investment trust (“REIT”) we must comply with certain highly technical and complex Internal Revenue Service requirements. Although we intend to remain so qualified, there may be facts and circumstances beyond our control that may affect our ability to qualify as a REIT. Failure to qualify as a REIT may subject us to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, we might be barred from qualification as a REIT for four years following disqualification. Although we believe we have been qualified as a REIT since our inception, there can be no assurance that we have been so qualified or will remain qualified in the future.

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Revenue Recognition - Revenue is recognized on the accrual basis of accounting. Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities. The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Bonus rents are recognized based upon increases in each facility’s net patient revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by us.

Investments in Limited Liability Companies (“LLCs”) - Our consolidated financial statements include the accounts of our controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, in which we hold 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

In January 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R and as a result, the March 31, 2004 Consolidated Balance Sheet has been adjusted to include the assets, liabilities, third-party borrowings which are non-recourse to us and the minority interests of three of our LLC investments that meet the criteria of a variable interest entity and where we are the primary beneficiary. As a result of FIN 46R, total assets of $39.5 million and borrowings, which are non-recourse to us, of $22.5 million were recorded on March 31, 2004. Beginning on April 1, 2004, pursuant to the provisions of Interpretation No. 46R, we will begin to consolidate the results of operations of these LLCs in our Consolidated Statements of Income. There will be no impact on our net income as a result of the consolidation of these LLCs.

Rental income recorded by the LLCs relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Federal Income Taxes - No provision has been made for federal income tax purposes since we qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

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

Results of Operations

For the quarter ended March 31, 2004 and 2003, net income totaled $5,048,000 and $5,670,000 or $.43 and $.48 per diluted share, respectively, on revenues of $7.2 million during each of the three month periods. The $622,000 or $.05 per diluted share decrease in net income during the first quarter of 2004, as compared to the comparable prior year quarter, was primarily due to a $537,000 decrease in equity in income of limited liability companies (“LLCs”), as discussed below.

Included in our financial results was income generated from our ownership in LLCs which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 7 to the Consolidated Financial Statements) amounting to $849,000 and $1,386,000 for the three months ended March 31, 2004 and 2003, respectively. The $537,000 decrease during the first quarter of 2004, as compared to the 2003 first quarter, resulted from: (i) a $440,000 unfavorable change due to additional depreciation and amortization expense recorded during the first quarter of 2004 at certain LLCs, as discussed below; (ii) a $365,000 unfavorable change resulting from a gain recorded during the first quarter of 2003 resulting from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona, and; (iii) $268,000 of other net favorable changes. During the first quarter of 2004, certain LLCs in which we hold equity interests, revised their purchase price allocations for recent acquisitions to reflect the identification of in-place leases and above and below market value lease intangibles. As a result, depreciation and amortization expense recorded at these LLCs for the first quarter of 2004 increased by $475,000 ($440,000 was our share) to reflect the additional expense from the respective acquisitions dates, however, there was no affect on our consolidated cash flows or funds from operations. We expect our share of the increased depreciation and amortization expense recorded at these LLCs to be less than $150,000 during the remaining nine months of 2004.

Interest expense increased $29,000 or 5% during the three month period ended March 31, 2004 as compared to the comparable prior year quarter due to an increase in the average outstanding borrowings.

Included in our other operating expenses were the expenses related to the medical office buildings which totaled $621,000 and $667,000 for the three month periods ended March 31, 2004 and 2003, respectively. A portion of the expenses associated with these medical office buildings are passed on directly to the tenants. Such amounts are included as tenant reimbursement revenue in our statements of income.

The lessee of Tri-State Regional Rehabilitation Hospital has provided to us the required notice extending their lease for another five-year period to June of 2009. The renewal rate on this facility is based on the five-year Treasury rate immediately preceding the commencement of the lease renewal. Based upon the Treasury rate in early May, 2004, it is estimated that the annual base rental on this facility will be reduced by approximately $325,000.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to us was approximately .02 times for the three month period ended March 31, 2004 and approximately 1.9 times for the twelve months ended December 31, 2003. The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) is also scheduled to expire in December, 2004. The ratio of EBITDAR to minimum rent plus additional rent payable to us for The Bridgeway was approximately 3.7 times for the three month period ended March 31, 2004 and 3.8 times for the twelve month period ended December 31, 2003.

The lessees on both of these facilities have an option at the end of the lease terms to: (i) renew the leases at the same terms for another five years, exercisable on at least three months notice, or; (ii) purchase the properties at their fair market value at the end of the lease terms, exercisable on at least six months notice. With respect to the Virtue Street Pavilion facility, the annual minimum rent payable to us under the existing lease, which expires in December, 2004, is $1,261,000 (no bonus rent earned on this facility during 2003 or the three month period ended March 31, 2004) and the net book value of the property as of March 31, 2004 is $6.6 million. For the Bridgeway facility, the annual minimum rent payable to us under the existing lease, which expires in December, 2004, is $683,000 (we also earned $133,000 of bonus rent on this facility during 2003 and $31,000 during the three month period ended March 31, 2004) and the net book value of the property as of March 31, 2004 is $3.2 million. We cannot predict whether the leases with these UHS subsidiaries will be renewed at the current rates at the end of their lease terms. If the leases are not renewed at the current rates or if the purchase options are not exercised, we would be required to find other operators for these facilities and/or enter into leases on terms potentially less favorable to us than the current leases which could have a material adverse effect on our future funds from operations and results of operations. If one or both of these facilities are purchased from us at their fair market value, our future funds from operations and results of operations are likely to be adversely affected since at current interest rates, the interest expense reductions and/or return on investment generated from the sales proceeds are likely to be less than the rental payments presently earned by us pursuant to these leases.

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

FFO increased 5% to $7.8 million for the three months ended March 31, 2004 as compared to $7.4 million in the comparable prior year quarter. Below is a reconciliation of our reported net income to FFO:

	Three Months Ended March 31,
	2004	2003
Net income	$5,048	$5,670

Depreciation and amortization expense:
Consolidated investments	1,103	1,099
Unconsolidated affiliates	1,610	986
Gain on LLC’s sale of real property	—	(365)

Funds from operations (FFO)	$7,761	$7,390

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2004 and $6.6 million for the three months ended March 31, 2003. The $637,000 net unfavorable change during the first three months of 2004, as compared to the comparable prior year quarter, was primarily attributable to a $622,000 decrease in net income, as discussed above.

Net cash provided by (used in) investing activities

During the three month periods ended March 31, 2004 and 2003, we funded equity investments of $1.1 million and $570,000, respectively, in LLCs in which we own non-controlling equity interests. We received $1.2 million during the three month period ended March 31, 2004 and $436,00 during the three month period ended March 31, 2003 of cash distributions in excess of net income from LLCs. During the three month periods ended March 31, 2004 and 2003, we spent $19,000 and $257,000, respectively, for capital additions at our existing facilities.

Net cash used in financing activities

We paid dividends of $5.8 million during the three month period ended March 31, 2004 and $5.7 million during the three month period ended March 31, 2003. We also made net debt repayments of $76,000 and $725,000 for the three month periods ending March 31, 2004 and 2003, respectively. We generated $299,000 and $100,000 during the three month periods ended March 31, 2004 and 2003, respectively, from the issuance of shares of beneficial interest.

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

A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At March 31, 2004, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At March 31, 2004, we had $13.9 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At March 31, 2004, we had approximately $33 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at March 31, 2004.

We have four mortgages, which are non-recourse to us, included in our Consolidated Balance Sheet as of March 31, 2004 with a combined outstanding balance of $26.6 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at March 31, 2004 (amounts in thousands):

Facility Name/Secured by	Outstanding Balance	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,200	8.3%	2010
Desert Springs Medical Plaza (a)	5,400	7.9%	2006
Summerlin Hospital MOB (a)	7,600	7.0%	2009
Summerlin Hospital MOB II (a)	9,400	8.3%	2010

Total	$26,600

(a)	These instruments relate to investments in LLCs that are consolidated as variable interest entities and we are deemed to be the primary beneficiary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the recording of the mortgage notes payable, that are non-recourse to us, in connection with the March 31, 2004 adoption of FIN 46R (as discussed in Note 7 to the Consolidated Financial Statements), there have been no material changes in the quantitative and qualitative disclosures during the first three months of 2004. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no significant changes in our internal control over financial reporting or in other factors during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by Chief Executive Officer under Section 906 Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Financial Report by Chief Financial Officer under Section 906 Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

1) Report on Form 8-K dated January 22, 2004, reported under Item 7, Financial Statements and Exhibits, that we issued a press release announcing our financial results for the year ended December 31, 2003.

All other items of this Report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President

/s/ Charles F. Boyle
Charles F. Boyle, Vice President,
Chief Financial Officer and Controller
(Principal Financial Officer and Duly
Authorized Officer.)