Form 10-Q
period 2004-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2004-08-09
CIK 798783

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of common shares of beneficial interest outstanding at July 31, 2004 – 11,746,524

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues (Note 2):

Base rental - UHS facilities	$3,395	$2,868	$6,265	$5,806
Base rental - Non-related parties	2,795	2,300	5,106	4,545
Bonus rental - UHS facilities	1,192	1,157	2,454	2,365
Tenant reimbursements and other - Non-related parties	769	378	1,168	865
Tenant reimbursements and other - UHS facilities	215	0	215	0

	8,366	6,703	15,208	13,581

Expenses:

Depreciation and amortization	1,372	1,063	2,451	2,108
Advisory fees to UHS	367	362	741	712
Other operating expenses	1,480	819	2,269	1,646

	3,219	2,244	5,461	4,466

Income before equity in unconsolidated limited liability companies (“LLCs”) and interest expense	5,147	4,459	9,747	9,115

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009 in second quarter of 2004 and $365 in first quarter of 2003)	1,942	1,242	2,791	2,628

Interest expense	(918)	(634)	(1,567)	(1,254)

Income from continuing operations	6,171	5,067	10,971	10,489

Income from discontinued operations, net	248	248	496	496

Net Income	$6,419	$5,315	$11,467	$10,985

Basic earnings per share:
From continuing operations	$0.53	$0.43	$0.94	$0.90
From discontinued operations	$0.02	$0.02	$0.04	$0.04

Total basic earnings per share	$0.55	$0.45	$0.98	$0.94

Diluted earnings per share:
From continuing operations	$0.52	$0.43	$0.93	$0.89
From discontinued operations	$0.02	$0.02	$0.04	$0.04

Total diluted earnings per share	$0.54	$0.45	$0.97	$0.93

Weighted average number of shares outstanding - Basic	11,741	11,708	11,739	11,704
Weighted average number of share equivalents	66	67	67	66

Weighted average number of shares and equivalents outstanding - Diluted	11,807	11,775	11,806	11,770

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
Assets:

Real Estate Investments:
Buildings and improvements	$192,258	$160,079
Accumulated depreciation	(55,266)	(52,219)

	136,992	107,860
Land	23,088	22,929

Net Real Estate Investments	160,080	130,789

Investments in and advances to limited liability companies (“LLCs”)	38,218	61,001

Other Assets:
Cash	1,245	628
Bonus rent receivable from UHS	1,192	1,093
Rent receivable - other	259	107
Deferred charges and other assets, net	1,039	673

	202,033	194,291

Assets of facility held for sale	6,542	—

Total Assets	$208,575	$194,291

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$24,404	$32,963
Mortgage note payable, non-recourse to us	4,135	4,279
Mortgage notes payable of consolidated LLCs, non-recourse to us	22,348	—
Accrued interest	484	310
Accrued expenses and other liabilities	1,807	1,826
Fair value of derivative instruments	1,406	2,254
Tenant reserves, escrows, deposits and prepaid rents	689	461

Total Liabilities	55,273	42,093

Minority interests	241	—

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2004 - 11,746,428; 2003 - 11,736,395	117	117
Capital in excess of par value	185,985	185,675
Cumulative net income	232,550	221,083
Accumulated other comprehensive loss	(1,298)	(2,065)
Cumulative dividends	(264,293)	(252,612)

Total Shareholders’ Equity	153,061	152,198

Total Liabilities and Shareholders’ Equity	$208,575	$194,291

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,467	$10,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,585	2,242
Gains on sales of properties by LLCs	(1,009)	(365)
Changes in assets and liabilities:
Rent receivable	38	(3)
Accrued expenses and other liabilities	(5)	3
Tenant escrows, deposits and prepaid rents	8	(86)
Accrued interest	(34)	(39)
Other, net	37	73

Net cash provided by operating activities	13,087	12,810

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(1,826)	(2,101)
Cash distributions in excess of income from LLCs	1,429	630
Cash distributions of sale proceeds from escrow account of LLCs	6,405	—
Cash distributions from sale of property by LLCs	1,009	365
Cash distributions from refinancing proceeds by a LLC	800	733
Repayment of advance made to LLC, net	55	—
Additions to real estate investments	(16)	(252)

Net cash provided by (used in) investing activities	7,856	(625)

Cash flows from financing activities:
Net repayments on revolving credit facility	(8,765)	(603)
Fees for new revolving credit facility	—	(500)
Repayments of mortgage notes payable	(50)	(47)
Dividends paid	(11,681)	(11,413)
Issuance of shares of beneficial interest	170	349

Net cash used in financing activities	(20,326)	(12,214)

Increase (decrease) in cash	617	(29)
Cash, beginning of period	628	598

Cash, end of period	$1,245	$569

Supplemental disclosures of cash flow information:
Interest paid	$1,601	$1,214

See accompanying notes to these condensed consolidated statements of cash flows.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7). Effective March 31, 2004, we adopted Financial Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. Consequently, we began consolidating the results of operations of three of our LLC investments that meet the criteria of a variable interest entity and where we are deemed to be the primary beneficiary (see Note 7). There was no impact on our net income as a result of the consolidation of these LLCs.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees paid to UHS amounted to $367,000 and $362,000 for the three months ended June 30, 2004 and 2003, respectively, and $741,000 and $712,000 for the six month periods ended June 30, 2004 and 2003, respectively.

At June 30, 2004, subsidiaries of Universal Health Services, Inc. (“UHS”) leased six hospital facilities owned by us with terms expiring in 2004 through 2008. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to a corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. Pursuant to the terms of the leases with UHS, UHS has the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

These leases accounted for approximately 57% and 60% for the three month periods ended June 30, 2004 and 2003, respectively, and 59% and 60% for the six month periods ended June 30, 2004 and 2003, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the UHS leases accounted for 31% and 27% for the three month periods ended June 30, 2004 and 2003, respectively, and 28% for both of the six month periods ended June 30, 2004 and 2003, of our combined consolidated and unconsolidated revenues. Five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. The lessee of this facility has provided notice to us that they are exercising their option to purchase the facility at its fair market value. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to us was approximately .28 times for the six month period ended June 30, 2004 and approximately 1.9 times for the twelve months ended December 31, 2003. The net book value of this property as of June 30, 2004 is approximately $6.5 million. The annual minimum rent payable to us under the existing lease is $1,261,000 (no bonus rent was earned on this facility during 2003 or the six month period ended June 30, 2004). Pursuant to the terms of the lease, the lessee has obtained an independent appraisal which indicates that the fair market value of the property is approximately $7.3 million. We are currently in the process of obtaining our independent appraisal on this property. Pursuant to the terms of the lease, if our independent appraisal of the fair market value of the property is within 10% of the independent appraisal obtained by the lessee, the sale price will be determined by averaging the two appraisals. If the difference in fair market value of the property exceeds 10% (as determined by our independent appraisal compared to the lessee’s independent appraisal), then a third appraisal will be obtained and the sale price will be determined by averaging the two appraisals that are closest in value. Assuming this property is purchased by the lessee for approximately $7.3 million, our future funds from operations and results of operations will be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments presently earned by us pursuant to this lease. We expect this sale transaction to occur in December of 2004, upon the expiration of the lease on this facility. The operating results of this facility are reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three month and six month periods ended June 30, 2004 and 2003, and as “Assets of facility held for sale” on the Condensed Consolidated Balance Sheets as of June 30, 2004. The operating results of the property included in discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$315	$315	$630	$630
Depreciation expense	(67)	(67)	(134)	(134)

Discontinued operations	$248	$248	$496	$496

The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) was scheduled to expire in December, 2004, however, the lessee has provided notice to us that they are extending their lease for another five-year period through December, 2009, at the current lease terms.

UHS owned approximately 6.6% percent of our outstanding shares of beneficial interest as of June 30, 2004. We have granted UHS an option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in us.

(3) Dividends

A dividend of $.50 per share or $5.9 million in the aggregate was declared by the Board of Trustees on June 3, 2004 and was paid on June 30, 2004 to shareholders of record as of June 16, 2004.

(4) Financial Instruments

Cash Flow Hedges

We recorded in accumulated other comprehensive income (“AOCI”), income/(losses) of $705,000 and ($2,000) for the three month periods ended June 30, 2004 and 2003, respectively, and $767,000 and $142,000 for the six month periods ended June 30, 2004 and 2003, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from June 30, 2004, it is expected that approximately $813,000 of net losses in AOCI will be reclassified into earnings within the next twelve months. We also recorded income/(losses) in earnings of $91,000 and ($44,000) for the three month periods ended June 30, 2004 and 2003, respectively, and $81,000 and ($79,000) for the six month periods ended June 30, 2004 and 2003, respectively, to recognize the ineffective portion of these cash flow hedging instruments. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$6,419	$5,315	$11,467	$10,985

Other comprehensive income:
Adjustment for losses reclassified into income	309	348	670	693
Unrealized derivative gains/(losses) on cash flow hedges	396	(350)	97	(551)

Comprehensive income	$7,124	$5,313	$12,234	$11,127

(6) Stock-Based Compensation

At June 30, 2004, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of June 30, 2004 there were no unvested restricted share awards outstanding. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$6,419	$5,315	$11,467	$10,985
Add: total stock-based compensation expenses included in net income:	47	51	94	101
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(48)	(61)	(103)	(121)

Pro forma net income	$6,418	$5,305	$11,458	$10,965

Basic earnings per share, as reported	$0.55	$0.45	$0.98	$0.94
Basic earnings per share, pro forma	$0.55	$0.45	$0.98	$0.94

Diluted earnings per share, as reported	$0.54	$0.45	$0.97	$0.93
Diluted earnings per share, pro forma	$0.54	$0.45	$0.97	$0.93

(7) Investments in Limited Liability Companies (“LLCs”)

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, in which we hold 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our share of equity in the net income, cash contributions to and distributions from these investments.

Effective March 31, 2004, we adopted Financial Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. Consequently, the June 30, 2004 Consolidated Balance Sheet includes the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of three of our LLC investments that meet the criteria of a variable interest entity and where we are deemed to be the primary beneficiary. As a result of FIN 46R, assets of $39.4 million and borrowings, which are non-recourse to us, of $22.3 million were recorded on our Consolidated Balance Sheet as of June 30, 2004. Also as a consequence of FIN 46R, beginning on April 1, 2004, pursuant to the provisions of Interpretation No. 46R, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. Accordingly, for the three and six month periods ended June 30, 2004, our Consolidated Statements of Income included $1.6 million of revenue, $292,000 of depreciation and amortization expense, $582,000 of other operating expenses and $432,000 of interest expense recorded in connection with the consolidation of these LLCs. There was no impact on our net income as a result of the consolidation of these LLCs.

Excluding the three consolidated LLCs mentioned above, since inception through June 30, 2004, we made total initial cash investments of $43.4 million in LLCs in which we own various non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $38.2 million as of June 30, 2004.

During the second quarter of 2004, Parkvale Properties sold the real property of Maryvale Hospital MOB which is located in Phoenix, Arizona. Our share of the net sale proceeds resulting from this transaction was $950,000 which is included as a gain on sale of real property in our results of operations for the three and six month periods ended June 30, 2004 since the carrying value of this investment was reduced to zero in a prior year.

During the fourth quarter of 2003, 23650 Madison and PacPal Investments sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.4 million. We received proceeds for both of these sales during the second quarter of 2004.

As of June 30, 2004, we had investments in twenty-one limited liability companies (“LLCs”), eighteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. The following tables represent summarized financial and other information related to these LLCs:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza
Bayway Properties	73%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (a.)	95%	Spring Valley Medical Office Building

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	Tenants of this medical office building include subsidiaries of UHS. Effective March 31, 2004, we adopted FIN 46R; consequently, the June 30, 2004 Consolidated Balance Sheet includes the assets, liabilities, third-party borrowings which are non-recourse to us and the minority interest of this LLC investment that meets the criteria of a variable interest entity and where we are deemed to be the primary beneficiary.Beginning on April 1, 2004, pursuant to the provisions of FIN 46R, we began to consolidate the results of operations of this LLC on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of this LLC.
(c.)	We have committed to invest a total of $8.9 million ($6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own a professional office building located in Reno, Nevada. The office building is scheduled to be completed and opened in the first quarter of 2005. As of June 30, 2004, we had advanced a $959,000 in connection with this project.

Below is a summary of the combined financial information for the LLCs, which we account for under the equity method:

	June 30, 2004	December 31, 2003
	(amounts in thousands)
Net property	$137,456	$180,398
Other assets	12,886	12,341
Restricted cash for potential like-kind-exchange transactions	0	7,087

Total assets	$150,342	$199,826

Liabilities	$4,967	$5,079
Mortgage notes payable, non-recourse to us	107,434	132,681
Notes payable to us	6,839	6,894
Equity	31,102	55,172

Total liabilities and equity	$150,342	$199,826

Our share of equity and notes receivable from LLCs	$38,218	$61,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(amounts in thousands)
Revenues	$7,326	$8,118	$16,534	$16,002

Operating expenses	3,386	3,175	7,303	6,216
Depreciation and amortization	1,311	1,380	3,282	2,737
Interest, net	1,868	2,340	4,248	4,570

Net income before gain	761	1,223	1,701	2,479
Gain on disposal	1,192	0	1,192	643

Net income	$1,953	$1,223	$2,893	$3,122

UHT’s share of net income before gain on disposal	$933	$1,242	$1,782	$2,263
UHT’s share of gain on disposal	1,009	0	1,009	365

UHT’s share of net income	$1,942	$1,242	$2,791	$2,628

Pursuant to the operating agreements of the LLCs, the third-party members and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as provided for in the agreement (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering-Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2004, we have forty-three real estate investments located in fifteen states consisting of:

•	eight hospital facilities including four acute care, one behavioral healthcare, two rehabilitation and one sub-acute;

•	thirty-one medical office buildings, and;

•	four preschool and childcare centers.

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	management cannot predict whether leases on its properties, including leases on the properties leased to subsidiaries of UHS, will be renewed at their current rates at the end of the lease terms and if the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition in certain markets, including McAllen, Texas, the site of our largest facility, competition from other healthcare providers, including physician owned facilities, has increased and additional inpatient capacity at a physician owned hospital is expected to open during the fourth quarter of 2004. A continuation of the increased provider competition in the markets in which our hospital facilities operate, could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities and may potentially have a negative impact on the underlying value of the properties.

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

Investments in Limited Liability Companies (“LLCs”) - Our consolidated financial statements include the accounts of our controlled investments. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, in which we hold 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. Consequently, the June 30, 2004 Condensed Consolidated Balance Sheet includes the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of three of our LLC investments that meet the criteria of a variable interest entity and where we are deemed to be the primary beneficiary. As a result of FIN 46R, assets of $39.4 million and borrowings, which are non-recourse to us, of $22.3 million were recorded on our Condensed Consolidated Balance Sheet as of June 30, 2004. Also as a consequence of FIN 46R, beginning on April 1, 2004, pursuant to the provisions of Interpretation No. 46R, we began consolidating the results of operations of these LLC investments on our Condensed Consolidated Statements of Income. Accordingly, for the three and six month periods ended June 30, 2004, our Condensed Consolidated Statements of Income included $1.6 million of revenue, $292,000 of depreciation & amortization expense, $582,000 of other operating expenses and $432,000 of interest expense recorded in connection with the consolidation of these LLCs. There was no impact on our net income as a result of the consolidation of these LLCs.

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

Results of Operations

For the quarters ended June 30, 2004 and 2003, income from continuing operations totaled $6.2 million and $5.1 million or $.52 and $.43 per diluted share on revenues of $8.4 million and $6.7 million, respectively. Included in the income from continuing operations and earnings per diluted share from continuing operations for the quarter ended June 30, 2004, is a gain of $1.0 million or $.09 per diluted share resulting from the sale of real property by an unconsolidated LLC. For both quarters ended June 30, 2004 and 2003, income from discontinued operations totaled $248,000 or $.02 per diluted share.

During the second quarter ended June 30, 2004, as compared to the comparable prior year quarter, revenues increased $1.7 million, depreciation and amortization increased $309,000 and other operating expenses increased $661,000, all due primarily to the consolidation of the results of operations of the three LLCs, as mentioned above. Interest expense increased $284,000 during the three months ended June 30, 2004, as compared to the comparable prior year quarter, due to an increase of $432,000 resulting from the consolidation of the LLCs, partially offset by a decrease of $148,000 due to the expiration of an interest rate swap agreement, a favorable change in the ineffective portion of a cash flow hedge and a decrease in our average outstanding borrowings. Equity in income of unconsolidated LLCs increased $700,000 during the second quarter of 2004, as compared to the comparable prior year quarter, due to the $1.0 million gain on sale of real property as mentioned above, partially offset by a $311,000 decrease due to the consolidation of the three LLCs. Net income increased $1.1 million during the three month period ended June 30, 2004, as compared to the comparable prior year quarter, due primarily to the $1.0 gain on a LLC’s sale of real property and a $148,000 reduction in interest expense, as mentioned above.

For the six month periods ended June 30, 2004 and 2003, income from continuing operations totaled $11.0 million and $10.5 million or $.93 and $.89 per diluted share on revenues of $15.2 million and $13.6 million, respectively. Included in the income from continuing operations and earnings per diluted share from continuing operations are gains of $1.0 million or $.09 per diluted share for the six months ended June 30, 2004 and $365,000 or $.03 per diluted share for the six months ended June 30, 2003, resulting from the sales of real property by unconsolidated LLCs. For both six month periods ended June 30, 2004 and 2003, income from discontinued operations totaled $496,000 or $.04 per diluted share.

During the six month period ended June 30, 2004, as compared to the comparable prior year period, revenues increased $1.6 million, depreciation and amortization increased $343,000 and other operating expenses increased $623,000, each due primarily to the consolidation of the results of operations of the three LLCs, as mentioned above. Interest expense increased $313,000 during the six months ended June 30, 2004, as compared to the comparable prior year six month period, due to an increase of $432,000 resulting from the consolidation of the LLCs, partially offset by a decrease of $119,000 due to the factors mentioned above. Equity in income of unconsolidated LLCs increased $163,000 during the six months ended June 30, 2004, as compared to the comparable prior year period, due to: (i) a $1.0 million gain on sale of real property recorded during the six months of 2004, as compared to $365,000 during the comparable prior year period; (ii) the $311,000 decrease during the 2004 six month period due to the consolidation of the three LLCs; (iii) a $440,000 decrease due to additional depreciation and amortization expense recorded during the first quarter of 2004 at certain LLCs, as discussed below, and; (iv) a $279,000 increase due to other net favorable changes. During the first quarter of 2004, certain LLCs in which we hold equity interests, revised their purchase price allocations for recent acquisitions to reflect the identification of in-place leases and above and below market value lease intangibles. As a result, depreciation and amortization expense recorded at these LLCs for the first quarter of 2004 increased by $475,000 ($440,000 was our share) to reflect the additional expense from the respective acquisitions dates, however, there was no affect on our consolidated cash flows or funds from operations.

Included in our other operating expenses were the expenses related to the medical office buildings which totaled $1.3 million and $628,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $1.9 million and $1.3 million for the six month periods ended June 30, 2004 and 2003, respectively. The increases during each of the three and six month periods ended June 30, 2004, as compared to the comparable prior year periods, resulted primarily from the consolidation of the three LLCs. A portion of the expenses associated with these medical office buildings is passed on directly to the tenants. Such amounts are included as tenant reimbursement revenue in our statements of income.

During 2004, lessee of Tri-State Regional Rehabilitation Hospital extended their lease for another five-year period to June of 2009. The renewal rate, which is based on the five-year Treasury rate immediately preceding the commencement of the lease renewal, results in a reduction in annual base rental on this facility of $321,000.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. The lessee of this facility has provided notice to us that they are exercising their option to purchase the facility at its fair market value. This facility’s ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense (“EBITDAR”) to minimum rent plus additional rent payable to us was approximately .28 times for the six month period ended June 30, 2004 and approximately 1.9 times for the twelve months ended December 31, 2003. The net book value of this property as of June 30, 2004 is approximately $6.5 million. The annual minimum rent payable to us under the existing lease is $1,261,000 (no bonus rent was earned on this facility during 2003 or the six month period ended June 30, 2004). Pursuant to the terms of the lease, the lessee has obtained an independent appraisal which indicates that the fair market value of the property is approximately $7.3 million. We are currently in the process of obtaining our independent appraisal on this property. Pursuant to the terms of the lease, if our independent appraisal of the fair market value of the property is within 10% of the independent appraisal obtained by the lessee, the sale price will be determined by averaging the two appraisals. If the difference in fair market value of the property exceeds 10% (as determined by our independent appraisal compared to the lessee’s independent appraisal), then a third appraisal will be obtained and the sale price will be determined by averaging the two appraisals that are closest in value. Assuming this property is purchased by the lessee for approximately $7.3 million, our future funds from operations and results of operations will be adversely affected since, at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments presently earned by us pursuant to this lease. The operating results of this facility are reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three month and six month periods ended June 30, 2004 and 2003, and as “Assets of facility held for sale” on the Condensed Consolidated Balance Sheets as of June 30, 2004.

The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS) was scheduled to expire in December, 2004, however, the lessee has provided notice to us that they are extending their lease for another five-year period through December, 2009, at the current lease terms.

Funds from operations (“FFO”), is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We believe FFO provides investors with useful information about our operating performance because it excludes depreciation and amortization expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income, determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

FFO increased 4% to $7.7 million for the three months ended June 30, 2004 as compared to $7.4 million in the comparable prior year quarter. FFO increased 4% to $15.4 million for the six months ended June 30, 2004, as compared to $14.8 million in the comparable prior year period. Depreciation expense for consolidated investments includes depreciation expense related to the property classified as discontinued operations. Below is a reconciliation of our reported net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$6,419	$5,315	$11,467	$10,985

Depreciation and amortization expense:
Consolidated investments	1,380	1,103	2,483	2,202
Unconsolidated affiliates	897	997	2,507	1,983
Gain on LLC’s sale of real property	(1,009)	0	(1,009)	(365)

Funds from operations (FFO)	$7,687	$7,415	$15,448	$14,805

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $13.1 million for the six months ended June 30, 2004 and $12.8 million for the six months ended June 30, 2003. The $277,000 net favorable change during the first six months of 2004, as compared to the comparable prior year period, was primarily attributable to: (i) a $181,000 favorable change in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and gains on sales of properties by LLCs), as discussed in Results of Operations; (ii) a $94,000 favorable change in tenant escrows, deposits and prepaid rents, and; (iii) $2,000 of other net favorable changes.

Net cash provided by (used in) investing activities

During the six month periods ended June 30, 2004 and 2003, we funded equity investments of $1.8 million and $2.1 million, respectively, in LLCs in which we own non-controlling equity interests. During the six month period ended June 30, 2004, we received: (i) $1.4 million of distributions in excess of net income from LLCs; (ii) $6.4 million representing our share of the proceeds from the sale of two medical office buildings located in Torrance, California, during 2003 (cash was being held in a like-kind exchange escrow account, however, like-kind exchange transactions did not occur); (iii) $1.0 million representing our share of the proceeds from the sale of a medical office building by a LLC during the second quarter of 2004, and; (iv) $800,000 from debt refinancing by a LLC. During the six month period ended June 30, 2003, we received: (i) $630,000 of distributions in excess of net income from LLCs; (ii) $365,000 representing our share of the proceeds from the sale of a medical office building by a LLC during the first quarter of 2003, and; (iii) $733,000 from debt refinancing by a LLC. During the six month periods ended June 30, 2004 and 2003, we spent $16,000 and $252,000 respectively, for capital additions at our existing properties.

Net cash used in financing activities

We paid dividends of $11.7 million during the six month period ended June 30, 2004 and $11.4 million during the six month period ended June 30, 2003. We also made net debt repayments of $8.8 million and $650,000 during the six month periods ending June 30, 2004 and 2003, respectively. We generated $170,000 and $349,000 during the six month periods ended June 30, 2004 and 2003, respectively, from the issuance of shares of beneficial interest.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At June 30, 2004, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At June 30, 2004, we had $13.3 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At June 30, 2004, we had approximately $42 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at June 30, 2004.

We have four mortgages, which are non-recourse to us, included in our Consolidated Balance Sheet as of June 30, 2004 with a combined outstanding balance of $26.5 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at June 30, 2004 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,100	8.3%	2010
Desert Springs Medical Plaza (a)	5,400	7.9%	2006
Summerlin Hospital MOB (a)	7,600	7.0%	2009
Summerlin Hospital MOB II (a)	9,400	8.3%	2010

Total	$26,500

(a)	These mortgages relate to investments in LLCs that meet the criteria of variable interest entities where we are deemed to be the primary beneficiary and are therefore included on our Consolidated Balance Sheet at of June 30, 2004 as “Mortgage notes payable of consolidated LLCs, non-recourse to us”.

Off Balance Sheet Arrangements

As of June 30, 2004, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at June 30, 2004 totaled $13.3 million consisting of: (i) $1.4 million related to 653 Town Center, Phase II; (ii) $9.9 million related to Arlington Medical Properties, and; (iii) $2.0 million related to Spring Valley Medical Properties. The $9.9 million letter of credit for Arlington Medical Properties is related to our total construction commitment of $8.9 million to Arlington Medical Properties, of which $959,000 has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the recording of the mortgage notes payable, that are non-recourse to us, in connection with the March 31, 2004 adoption of FIN 46R (as discussed in Note 7 to the Consolidated Financial Statements), there have been no material changes in the quantitative and qualitative disclosures during the first six months of 2004. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 4. Submission of Matters to a Vote of Security Holders

(a.)	The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 2, 2004.

(b.)	Not applicable.

(c.)	At the meeting, the following proposals, as described in the proxy statement delivered to all of our shareholders, were approved by the votes indicated:

Election by holders of our shares of two Class III Trustees

	Miles L. Berger	Elliot J. Sussman, M.D.
Votes cast in favor	11,104,006	11,092,862
Votes withheld	184,978	196,122

(d.)	Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by Chief Executive Officer under Section 906 Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Financial Report by Chief Financial Officer under Section 906 Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

1) Report on Form 8-K dated April 19, 2004, reported under Item 7, Financial Statements and Exhibits, that we issued a press release announcing our financial results for the first quarter ended March 31, 2004.

All other items of this Report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President

/s/ Charles F. Boyle
Charles F. Boyle, Vice President, Chief Financial Officer and Controller
(Principal Financial Officer and Duly
Authorized Officer.)