Form 10-Q
period 2004-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2004-11-09
CIK 798783

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of common shares of beneficial interest outstanding at October 31, 2004 – 11,751,324

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues (Note 2):
Base rental - UHS facilities	$3,411	$2,869	$9,676	$8,675
Base rental - Non-related parties	2,798	2,275	7,904	6,820
Bonus rental - UHS facilities	1,086	1,104	3,540	3,469
Tenant reimbursements and other - Non-related parties	834	479	2,002	1,344
Tenant reimbursements and other - UHS facilities	224	—	439	—

	8,353	6,727	23,561	20,308

Expenses:
Depreciation and amortization	1,373	1,077	3,824	3,185
Advisory fees to UHS	377	388	1,118	1,100
Other operating expenses	1,361	828	3,630	2,474
Property write-down - hurricane damage	1,863	—	1,863	—
Property damage recoverable from UHS	(1,863)	—	(1,863)	—

	3,111	2,293	8,572	6,759

Income before equity in unconsolidated limited liability companies (“LLCs”) and interest expense	5,242	4,434	14,989	13,549

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009 in second quarter of 2004 and $365 in first quarter of 2003)	969	1,283	3,760	3,911

Interest expense	(913)	(618)	(2,480)	(1,872)

Income from continuing operations	5,298	5,099	16,269	15,588

Income from discontinued operations, net	248	248	744	744

Net Income	$5,546	$5,347	$17,013	$16,332

Basic earnings per share:
From continuing operations	$0.45	$0.44	$1.39	$1.34
From discontinued operations	0.02	0.02	0.06	0.06

Total basic earnings per share	$0.47	$0.46	$1.45	$1.40

Diluted earnings per share:
From continuing operations	$0.45	$0.43	$1.38	$1.33
From discontinued operations	0.02	0.02	0.06	0.06

Total diluted earnings per share	$0.47	$0.45	$1.44	$1.39

Weighted average number of shares outstanding - Basic	11,747	11,713	11,741	11,707
Weighted average number of share equivalents	69	70	68	67

Weighted average number of shares and equivalents outstanding - Diluted	11,816	11,783	11,809	11,774

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
Assets:
Real Estate Investments:
Buildings and improvements	$189,447	$160,079
Accumulated depreciation	(55,511)	(52,219)

	133,936	107,860
Land	23,088	22,929

Net Real Estate Investments	157,024	130,789

Investments in and advances to limited liability companies (“LLCs”)	38,805	61,001

Other Assets:
Cash	1,208	628
Bonus rent receivable from UHS	1,086	1,093
Rent receivable - other	439	107
Property damage receivable from UHS	1,863	—
Deferred charges and other assets, net	916	673

	201,341	194,291

Assets of facility held for sale	6,475	—

Total Assets	$207,816	$194,291

Liabilities and Shareholders’ Equity:
Liabilities:
Line of credit borrowings	$24,003	$33,057
Mortgage note payable, non-recourse to us	4,108	4,185
Mortgage notes payable of consolidated LLCs, non-recourse to us	22,233	—
Accrued interest	397	310
Accrued expenses and other liabilities	1,903	1,826
Fair value of derivative instruments	1,375	2,254
Tenant reserves, escrows, deposits and prepaid rents	648	461

Total Liabilities	54,667	42,093

Minority interests	239	—

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2004 - 11,751,275; 2003 - 11,736,395	118	117
Capital in excess of par value	186,131	185,675
Cumulative net income	238,096	221,083
Accumulated other comprehensive loss	(1,269)	(2,065)
Cumulative dividends	(270,166)	(252,612)

Total Shareholders’ Equity	152,910	152,198

Total Liabilities and Shareholders’ Equity	$207,816	$194,291

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$17,013	$16,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,025	3,387
Gains on sales of properties by LLCs	(1,009)	(365)
Property write-down - hurricane damage	1,863	—
Changes in assets and liabilities:
Rent receivable	(36)	36
Accrued expenses and other liabilities	91	130
Tenant escrows, deposits and prepaid rents	(33)	29
Accrued interest	(121)	41
Property damage recoverable from UHS	(1,863)	—
Other, net	(11)	19

Net cash provided by operating activities	19,919	19,609

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(2,064)	(6,290)
Cash distributions in excess of income from LLCs	1,552	910
Cash distributions of sale proceeds from escrow account of LLCs	6,405	—
Cash distributions from sale of property by LLCs	1,009	365
Cash distributions from refinancing proceeds by a LLC	800	733
Advances made to LLCs, net	(445)	(7,414)
Additions to real estate investments	(136)	(292)

Net cash provided by (used in) investing activities	7,121	(11,988)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(9,054)	9,796
Repayments of consolidated LLCs, non-recourse to us	(227)	—
Repayments of mortgage notes payable, non-recourse to us	(77)	(71)
Fees for new revolving credit facility	—	(540)
Dividends paid	(17,554)	(17,153)
Issuance of shares of beneficial interest	452	504

Net cash used in financing activities	(26,460)	(7,464)

Increase in cash	580	157
Cash, beginning of period	628	598

Cash, end of period	$1,208	$755

Supplemental disclosures of cash flow information:
Interest paid	$2,684	$1,798

See accompanying notes to these condensed consolidated statements of cash flows.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7). As of September 30, 2004, we had investments in twenty-one limited liability companies (“LLCs”), eighteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these three LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees paid to UHS amounted to $377,000 and $388,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.1 million for each of the nine month periods ended September 30, 2004 and 2003.

At September 30, 2004, subsidiaries of Universal Health Services, Inc. (“UHS”) leased six hospital facilities owned by us with terms expiring in 2004 through 2008. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to a corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. Pursuant to the terms of the leases with UHS, UHS has the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. The lessee of this facility has provided notice to us that they are exercising their option to purchase the facility at its fair market value. Accordingly, pursuant to the terms of the lease, independent appraisals were obtained by us and the lessee, which indicate that the fair market value of the property, and therefore the sale price, is $7,320,000. We expect this sale transaction, which will result in a gain of approximately $750,000, to occur in December of 2004 upon the expiration of the lease. During the nine month period ended September 30, 2004, this facility operated at a loss before interest, taxes, depreciation, amortization and lease and rental expense. The annual minimum rent payable to us under the existing lease is $1,261,000 and no bonus rent was earned on this facility during 2003 or the nine month period ended September 30, 2004. As a result of this lease expiration and sale in December, 2004, our future funds from operations and results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments presently earned by us pursuant to this lease. The operating results of this facility are reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 2004 and 2003, and as “Assets of facility held for sale” on the Condensed Consolidated Balance Sheets as of September 30, 2004. Selected operating results of the property reflected as discontinued operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$315	$315	$945	$945

Income from discontinued operations, net	$248	$248	$744	$744

Excluding the lease on the Virtue Street facility (which is shown as discontinued operations on the Condensed Consolidated Statements of Income), the combined revenues generated from the leases on the other five UHS hospital facilities, accounted for approximately 47% and 59% for the three month periods ended September 30, 2004 and 2003, respectively, and 52% and 60% for the nine month periods ended September 30, 2004 and 2003, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, accounted for 25% and 26% for the three month periods ended September 30, 2004 and 2003, respectively, and 26% and 27% for the nine month periods ended September 30, 2004 and 2003, respectively, of our combined consolidated and unconsolidated revenues. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

The lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS), which was scheduled to expire in December, 2004, has been renewed for a five-year period through December, 2009, at the current lease terms.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of Universal Health Services, Inc. (“UHS”) and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. Although the facility has not experienced significant business interruption, our Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004, include a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge is offset by an equal amount recoverable from UHS. We expect the ultimate replacement cost of the damaged property to exceed the net book value and the excess cost will also be recoverable from UHS.

UHS owned approximately 6.7% percent of our outstanding shares of beneficial interest as of September 30, 2004. We have granted UHS an option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in us.

(3) Dividends

A dividend of $.50 per share or $5.9 million in the aggregate was declared by the Board of Trustees on September 1, 2004 and was paid on September 30, 2004 to shareholders of record as of September 15, 2004.

(4) Financial Instruments

Cash Flow Hedges

We recorded in accumulated other comprehensive income (“AOCI”), income of $29,000 and $413,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $796,000 and $555,000 for the nine month periods ended September 30, 2004 and 2003, respectively, to recognize the change in fair value of the effective portion of all derivatives that are designated as cash flow hedging instruments. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from September 30, 2004, it is expected that approximately $776,000 of net losses in AOCI will be reclassified into earnings within the next twelve months. We also recorded income/(losses) in earnings of $2,000 and $46,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $83,000 and ($33,000) for the nine month periods ended September 30, 2004 and 2003, respectively, to recognize the ineffective portion of these cash flow hedging instruments. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$5,546	$5,347	$17,013	$16,332

Other comprehensive income:
Adjustment for losses reclassified into income	230	362	900	1,055
Unrealized derivative gains/(losses) on cash flow hedges	(201)	51	(104)	(500)

Comprehensive income	$5,575	$5,760	$17,809	$16,887

(6) Stock-Based Compensation

At September 30, 2004, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of September 30, 2004, there were no unvested restricted share awards outstanding. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$5,546	$5,347	$17,013	$16,332
Add: total stock-based compensation expenses included in net income:	47	51	141	152
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(48)	(61)	(151)	(182)

Pro forma net income	$5,545	$5,337	$17,003	$16,302

Basic earnings per share, as reported	$0.47	$0.46	$1.45	$1.40
Basic earnings per share, pro forma	$0.47	$0.46	$1.45	$1.39

Diluted earnings per share, as reported	$0.47	$0.45	$1.44	$1.39
Diluted earnings per share, pro forma	$0.47	$0.45	$1.44	$1.38

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

As of September 30, 2004, we had investments in twenty-one limited liability companies (“LLCs”), eighteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these three LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

The September 30, 2004 Consolidated Balance Sheet includes the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of the three LLC investments that are considered to be variable interest entities. As a result of FIN 46R, assets of $39.1 million and borrowings, which are non-recourse to us, of $22.2 million were reflected on our Consolidated Balance Sheet as of September 30, 2004. Additionally, for the three month period ended September 30, 2004, our Consolidated Statements of Income included $1.6 million of revenue, $294,000 of depreciation and amortization expense, $532,000 of other operating expenses and $431,000 of interest expense recorded in connection with the consolidation of these LLCs. During the nine month period ended September 30, 2004, our Consolidated Statements of Income included $3.2 million of revenue, $586,000 of depreciation and amortization expense, $1.1 million of other operating expenses and $863,000 of interest expense recorded in connection with the consolidation of these LLCs.

Excluding the three consolidated LLCs mentioned above, since inception through September 30, 2004, we made total initial cash investments of $44.1 million in LLCs in which we own various non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $38.8 million, as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2004.

During the second quarter of 2004, Parkvale Properties sold the real property of Maryvale Hospital MOB which is located in Phoenix, Arizona. Our share of the net sale proceeds resulting from this transaction was $950,000 which is included as a gain on sale of real property in our results of operations for the nine month period ended September 30, 2004 since the carrying value of this investment was reduced to zero in a prior year.

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

As of September 30, 2004, we had investments in twenty-one limited liability companies (“LLCs”), eighteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. The following tables represent summarized financial and other information related to these LLCs:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
DesMed (b.)	99%	Desert Springs Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza

Bayway Properties	73%	East Mesa Medical Center
653 Town Center Drive (b.)	98%	Summerlin Hospital MOB
575 Hardy Investors	73%	Centinela Medical Building Complex
653 Town Center Phase II (b.)	98%	Summerlin Hospital MOB II
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (a.)	95%	Spring Valley Medical Office Building

(a.)	Tenants of these medical office buildings include subsidiaries of UHS.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS. Effective March 31, 2004, we adopted FIN 46R; consequently, the September 30, 2004 Condensed Consolidated Balance Sheet includes the assets, liabilities, minority interest and third-party borrowings, which are non-recourse to us, of these LLC investments that meet the criteria of variable interest entities. For each of these entities, we are the primary beneficiary as a result of our level of investment. Beginning on April 1, 2004, pursuant to the provisions of FIN 46R, we began to consolidate the results of operations of these LLCs on our Condensed Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs.
(c.)	We have committed to invest a total of $8.9 million ($6.4 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own a professional office building located in Reno, Nevada. The office building is scheduled to be completed and opened in the first quarter of 2005. As of September 30, 2004, we advanced $1.5 million in connection with this project, and the LLC has borrowed $12.1 million in construction loans from a $26 million total construction loan commitment.

Below is a summary of the combined financial information for the LLCs, which we account for under the equity method:

	September 30, 2004	December 31, 2003
	(amounts in thousands)
Net property, including CIP	$150,423	$180,398
Other assets	12,810	12,341
Restricted cash for potential like-kind-exchange transactions	—	7,087

Total assets	$163,233	$199,826

Liabilities	$5,759	$5,079
Mortgage and other notes payable, non-recourse to us (a.)	119,062	132,681
Notes payable to us	7,339	6,894
Equity	31,073	55,172

Total liabilities and equity	$163,233	$199,826

Our share of equity and notes receivable from LLCs	$38,805	$61,001

(a.)	September 30, 2004 includes $12.1 million of a construction loan related to Arlington Medical Properties ($26 million committed).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(amounts in thousands)
Revenues	$7,357	$8,740	$23,891	$24,742

Operating expenses	3,024	3,500	10,327	9,716
Depreciation and amortization	1,235	1,380	4,517	4,117
Interest, net	1,896	2,386	6,144	6,956

Net income before gain	1,202	1,474	2,903	3,953
Gain on disposal	—	—	1,192	643

Net income	$1,202	$1,474	$4,095	$4,596

Our share of net income before gain on disposal	$969	$1,283	$2,751	$3,546
Our share of gain on disposal	—	—	1,009	365

Our share of net income	$969	$1,283	$3,760	$3,911

Pursuant to the operating agreements of the LLCs, the third-party members and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering-Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2004, we have forty-three real estate investments located in fifteen states consisting of:

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which is undergoing substantial changes and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, in certain markets, including McAllen, Texas, the site of our largest facility, competition from other healthcare providers, including physician owned facilities, has increased and additional inpatient capacity at a physician owned hospital is expected to open in late 2004 or early 2005. A continuation of the increased provider competition in the markets in which our hospital facilities operate, including McAllen, Texas, could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities and may potentially have a negative impact on the underlying value of the properties.

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

Investments in Limited Liability Companies (“LLCs”) - Our consolidated financial statements include the accounts of our controlled investments and those investments that meet the criteria of a variable interest entity as for each of these entities we are deemed to be the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, in which we hold 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions and distributions of the investments.

As of September 30, 2004, we had investments in twenty-one limited liability companies (“LLCs”), eighteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these three LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Results of Operations

For the quarters ended September 30, 2004 and 2003, income from continuing operations totaled $5.3 million and $5.1 million or $.45 and $.43 per diluted share, respectively, on revenues of $8.4 million and $6.7 million, respectively. For each of the quarters ended September 30, 2004 and 2003, income from discontinued operations totaled $248,000 or $.02 per diluted share.

During the third quarter ended September 30, 2004, as compared to the comparable prior year quarter, revenues increased $1.6 million, depreciation and amortization increased $296,000 and other operating expenses increased $533,000, all due primarily to the consolidation of the results of operations of the three LLCs, as mentioned above. Interest expense increased $295,000 during the three months ended September 30, 2004, as compared to the comparable prior year quarter, due to an increase of $431,000 resulting from the consolidation of the LLCs, partially offset by a decrease of $136,000 due to the expiration of an interest rate swap agreement and a decrease in our average outstanding borrowings. Equity in income of unconsolidated LLCs decreased $314,000 during the third quarter of 2004, as compared to the comparable prior year quarter, due primarily to the consolidation of the three LLCs. Net income increased $199,000 during the three month period ended September 30, 2004, as compared to the comparable prior year quarter, due primarily to the $136,000 reduction in interest expense, as mentioned above.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of Universal Health Services, Inc. (“UHS”) and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. Although the facility has not experienced significant business interruption, our Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004, include a property write-down charge of $1.9 million representing the net book value of the affected assets. This property charge is offset by an equal amount recoverable from UHS. We expect the ultimate replacement cost of the damaged property to exceed the net book value and the excess cost will also be recoverable from UHS.

For the nine month periods ended September 30, 2004 and 2003, income from continuing operations totaled $16.3 million and $15.6 million or $1.38 and $1.33 per diluted share, respectively, on revenues of $23.6 million and $20.3 million, respectively. Included in the income from continuing operations and earnings per diluted share from continuing operations are gains of $1.0 million or $.09 per diluted share for the nine months ended September 30, 2004 and $365,000 or $.03 per diluted share for the nine months ended September 30, 2003, resulting from the sales of real property by unconsolidated LLCs. For both nine month periods ended September 30, 2004 and 2003, income from discontinued operations totaled $744,000 or $.06 per diluted share.

During the nine month period ended September 30, 2004, as compared to the comparable prior year period, revenues increased $3.3 million, depreciation and amortization increased $639,000 and other operating expenses increased $1.2 million, each due primarily to the consolidation of the results of operations of the three LLCs, as mentioned above. Interest expense increased $608,000 during the nine months ended September 30, 2004, as compared to the comparable prior year nine month period, due to an increase of $863,000 resulting from the consolidation of the LLCs, partially offset by a decrease of $255,000 due to the expiration of an interest rate swap agreement and a decrease in our average outstanding borrowings. Equity in income of unconsolidated LLCs decreased $151,000 during the nine months ended September 30, 2004, as compared to the comparable prior year period, due to: (i) a $1.0 million gain on sale of real property recorded during the nine months of 2004, as compared to $365,000 during the comparable prior year period; (ii) the $657,000 decrease during the 2004 nine month period due to the consolidation of the three LLCs; (iii) a $440,000 decrease due to additional depreciation and amortization expense recorded during the first quarter of 2004 at certain LLCs, as discussed below, and; (iv) a $311,000 increase due to other net favorable changes. During the first quarter of 2004, certain LLCs in which we hold equity interests, revised their purchase price allocations for recent acquisitions to reflect the identification of in-place leases and above and below market value lease intangibles. As a result, depreciation and amortization expense recorded at these LLCs for the first quarter of 2004 increased by $475,000 ($440,000 was our share) to reflect the additional expense from the respective acquisitions dates, however, there was no affect on our consolidated cash flows or funds from operations.

Included in our other operating expenses were the expenses related to the medical office buildings which totaled $1.2 million and $639,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $3.1 million and $1.9 million for the nine month periods ended September 30, 2004 and 2003, respectively. The increases during each of the three and nine month periods ended September 30, 2004, as compared to the comparable prior year periods, resulted primarily from the consolidation of the three LLCs. A portion of the expenses associated with these medical office buildings is passed on directly to the tenants. Such amounts are included as tenant reimbursement revenue in our statements of income.

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

The lease on the Virtue Street Pavilion facility (lessee is a wholly-owned subsidiary of UHS), is scheduled to expire in December, 2004. The lessee of this facility has provided notice to us that they are exercising their option to purchase the facility at its fair market value. Accordingly, pursuant to the terms of the lease, independent appraisals were obtained by us and the lessee, which indicate that the fair market value of the property, and therefore the sale price, is $7,320,000. We expect this sale transaction, which will result in a gain of approximately $750,000, to occur in December of 2004 upon the expiration of the lease. During the nine month period ended September 30, 2004, this facility operated at a loss before interest, taxes, depreciation, amortization and lease and rental expense. The annual minimum rent payable to us under the existing lease is $1,261,000 and no bonus rent was earned on this facility during 2003 or the nine month period ended September 30, 2004. As a result of this lease expiration and sale in December, 2004, our future funds from operations and results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments presently earned by us pursuant to this lease. The operating results of this facility are reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 2004 and 2003, and as “Assets of facility held for sale” on the Condensed Consolidated Balance Sheets as of September 30, 2004.

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

FFO increased 5% to $7.8 million for the three months ended September 30, 2004 as compared to $7.5 million in the comparable prior year quarter. FFO increased 4% to $23.3 million for the nine months ended September 30, 2004, as compared to $22.3 million in the comparable prior year period. Below is a reconciliation of our reported net income to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$5,546	$5,347	$17,013	$16,332
Depreciation and amortization expense:
Consolidated investments	1,380	1,101	3,863	3,303
Unconsolidated affiliates	895	1,021	3,402	3,004
Gain on LLC’s sale of real property	—	—	(1,009)	(365)

Funds from operations (FFO)	$7,821	$7,469	$23,269	$22,274

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $19.9 million for the nine months ended September 30, 2004 and $19.6 million for the nine months ended September 30, 2003. The $310,000 net favorable change during the first nine months of 2004, as compared to the comparable prior year period, was primarily attributable to: (i) a $675,000 favorable change in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and gains on sales of properties by LLCs), as discussed in Results of Operations; (ii) a $72,000 unfavorable change in rent receivable; (iii) a $39,000 unfavorable change in accrued expenses and other liabilities; (iv) a $62,000 unfavorable change in tenant escrows, deposits and prepaid rents, (v) a $162,000 unfavorable change in accrued interest, and; (vi) $30,000 of other net unfavorable changes.

Net cash provided by (used in) investing activities

During the nine month periods ended September 30, 2004 and 2003, we funded equity investments of $2.1 million and $6.3 million, respectively, in LLCs in which we own non-controlling equity interests. Also during the nine months ended September 30, 2004 and 2003, we funded $445,000 and $7.4 million in loans (net of repayments), respectively, to LLCs which are expected to be reimbursed to us once third-party financing is obtained. During the nine month period ended September 30, 2004, we received: (i) $1.6 million of distributions in excess of net income from LLCs; (ii) $6.4 million representing our share of the proceeds from the sale of two medical office buildings located in Torrance, California, during 2003 (cash was being held in a like-kind exchange escrow account, however, like-kind exchange transactions did not occur); (iii) $1.0 million representing our share of the proceeds from the sale of a medical office building by a LLC during the second quarter of 2004, and; (iv) $800,000 from debt refinancing by a LLC. During the nine month period ended September 30, 2003, we received: (i) $910,000 of distributions in excess of net income from LLCs; (ii) $365,000 representing our share of the proceeds from the sale of a medical office building by a LLC during the first quarter of 2003, and; (iii) $733,000 from debt refinancing by a LLC. During the nine month periods ended September 30, 2004 and 2003, we spent $136,000 and $292,000 respectively, for capital additions at our existing properties.

Net cash used in financing activities

We paid dividends of $17.6 million during the nine month period ended September 30, 2004 and $17.2 million during the nine month period ended September 30, 2003. We also made net debt repayments of $9.4 million during the nine month period ended September 30, 2004, and had net additional borrowings of $9.7 million during the nine month period ended September 30, 2003. Additionally, during 2003, we paid $540,000 in fees relating to our $80 million revolving credit agreement which commenced during the second quarter of 2003. We generated $452,000 and $504,000 during the nine month periods ended September 30, 2004 and 2003, respectively, from the issuance of shares of beneficial interest pursuant to the terms of our Dividend Reinvestment and Share Purchase Plan.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At September 30, 2004, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At September 30, 2004, we had $13.2 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At September 30, 2004, we had approximately $43 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at September 30, 2004.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of September 30, 2004 with a combined outstanding balance of $26.3 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at September 30, 2004 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,108	8.3%	2010
Desert Springs Medical Plaza	5,412	7.9%	2006
Summerlin Hospital MOB	7,537	7.0%	2009
Summerlin Hospital MOB II	9,284	8.3%	2010

Total	$26,341

Off Balance Sheet Arrangements

As of September 30, 2004, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at September 30, 2004 totaled $13.2 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $9.9 million related to Arlington Medical Properties, and; (iii) $2.0 million related to Spring Valley Medical Properties. The $9.9 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which $1.5 million has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the recording of the mortgage notes payable, that are non-recourse to us, in connection with the March 31, 2004 adoption of FIN 46R (as discussed in Note 7 to the Consolidated Financial Statements), there have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2004. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2004	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President

/s/ Charles F. Boyle
Charles F. Boyle, Vice President,
Chief Financial Officer and
Controller
(Principal Financial Officer and Duly Authorized Officer.)