Form 10-K
period 2004-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2005-03-14
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  ☒    No  ☐

Aggregate market value of voting shares held by non-affiliates as of June 30, 2004: $335,612,978. Number of shares of beneficial interest outstanding of registrant as of January 31, 2005: 11,756,072

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2004 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Annual Report on Form 10-K, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 9). As of December 31, 2004, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

Risks Affecting Future Operations

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which continues to undergo change and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	we cannot predict whether leases on our properties, including leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of our largest facility; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance expense (including earthquake insurance in California) and general and professional liability insurance expense and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

General

We are a real estate investment trust which commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOB”s). As of December 31, 2004 we have forty-three real estate investments or commitments located in fifteen states consisting of: (i) seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute; (ii) thirty-two medical office buildings, and; (iii) four preschool and childcare centers.

We have our principal executive offices at 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 265-0688. Universal Health Realty Income Trust has an Internet website at http://www.uhrit.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our web site. Additionally, we have adopted governance guidelines, a Code of Conduct and Business Ethics applicable to all officers and directors of the Trust, a Code of Ethics for Senior Officers and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of trustees. These documents are also available on the Trust’s Internet website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Ethics for Senior Officers by posting this information on our Internet website. Our website address is listed above. The information posted on our website is not incorporated into this Annual Report.

As of December 31, 2004, we have investments or commitments in forty-three facilities located in fifteen states consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chalmette Medical Center(A)	Chalmette, LA	Acute Care	100%	Universal Health Services, Inc.
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Tri-State Regional Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Fresno-Herndon Medical Plaza(B)	Fresno, CA	MOB	100%	—
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center(B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C)	Phoenix, AZ	MOB	95%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C)	Phoenix, AZ	MOB	94%	—
Desert Springs Medical Plaza(G)	Las Vegas, NV	MOB	99%	Triad Hospitals, Inc.
St. Jude Heritage Health Complex(C)	Fullerton, CA	MOB	48%	—
Rio Rancho Medical Center(C)	Rio Rancho, NM	MOB	80%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C)	Scottsdale, AZ	MOB	94%	—
East Mesa Medical Center(I)	Mesa, AZ	MOB	73%	—
Summerlin Hospital MOB(G)	Las Vegas, NV	MOB	98%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Southern Crescent Center, II(B)	Riverdale, GA	MOB	100%	—
Centinela Medical Building Complex(C)	Inglewood, CA	MOB	73%	—
Summerlin Hospital MOB II(G)	Las Vegas, NV	MOB	98%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(B)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
The St. Mary’s Center for Health(F)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza(H)	Fontana, CA	MOB	95%

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a LLC in which we own a non-controlling interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	During the first quarter of 2003, HealthSouth Corp. (“HealthSouth”), the guarantor of the lease on the Tri-State Rehabilitation Hospital (“Tri-State”) facility announced that in light of the Securities and Exchange Commission and Department of Justice investigations into its financial reporting and related activity calling into question the accuracy of HealthSouth’s previously filed financial statements, such financial statements should no longer be relied upon. HealthSouth does not expect to file its restated historical financial statements for periods ended on or before December 31, 2003 with the SEC until they have completed the reconstruction of their financial records and their audit is completed. HealthSouth currently estimates that such financial statements will not be completed until the first quarter of 2005. The lessee on the Tri-State facility is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. During 2004, 2003 and 2002, Tri-State had reported information to us that indicated that the ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense was many times its annual lease payments to us. However, there can be no assurance that the financial condition of HealthSouth will not have an adverse effect on Tri-State’s ability to make future lease payments to us. The lease with Tri-State was scheduled to expire in June 2004, however, during 2004 the lessee extended the lease for another five-year period to June of 2009. The renewal rate, which was based on the five-year Treasury rate immediately preceding the commencement of the lease renewal, resulted in a reduction in annual base rental on this facility of $321,000.
(F)	We have committed to invest up to $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the St. Mary’s Center for Health located in Reno, Nevada. As of December 31, 2004, we have advanced $1.8 million in connection with this project, and the LLC has borrowed $18.3 million in construction loans from a $26 million total construction loan commitment. This medical office building was opened in March of 2005.
(G)	Tenants of these medical office buildings include subsidiaries of UHS. Effective March 31, 2004, we adopted FIN 46R and as a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and these properties in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary as a result of our level of investment in these three LLCs. Consequently, the December 31, 2004 Consolidated Balance Sheet includes the assets, liabilities, minority interest and third-party borrowings, which are non-recourse to us, of these LLCs. Beginning on April 1, 2004, pursuant to the provisions of FIN 46R, we began to consolidate the results of operations of these LLCs on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs.
(H)	We have committed to invest up to a total of $3.5 million in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. This LLC has a $7.5 million third-party construction loan commitment.
(I)	During the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.1 million which will be included in our results of operations for the three month period ended March 31, 2005.

Included in our portfolio are seven hospital facilities with an aggregate investment of $118.2 million, excluding Virtue Street, which was sold on December 31, 2004 (see below). The leases with respect to the seven remaining hospital facilities comprised approximately 58%, 69% and 68% of our revenues in 2004, 2003 and 2002, respectively, and as of December 31, 2004, these leases have fixed terms with an average of 3.1 years remaining and include renewal options ranging from two to five, five-year terms.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent.

For the seven hospital facilities owned by us, the combined Coverage Ratio was approximately 7.8 (ranging from 3.1 to 14.9) during 2004, 9.1 (ranging from 3.8 to 17.1) during 2003 and 8.4 (ranging from 3.3 to 16.8) during 2002 (see “Relationship to Universal Health Services, Inc.”). The coverage ratio for individual facilities varies.

Pursuant to the terms of the leases with the seven hospital facilities, including subsidiaries of UHS, each individual hospital (the “lessee”) is responsible for building operations, maintenance and renovations. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the multi-tenant medical office buildings, however, a portion of the expenses associated with the medical office buildings are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant medical office buildings. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, or the LLCs in which we have invested, maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, five medical office buildings (including one currently under construction) and Inland Valley Regional Medical Center, an acute care hospital leased by a wholly-owned subsidiary of UHS, are not covered under commercial earthquake policies since insurance is not available at rates which are economically beneficial in relation to the risks covered. However, pursuant to the terms of the lease, the wholly-owned subsidiary of UHS is responsible for property replacement cost for Inland Valley Regional Medical Center, a portion of which is commercially insured.

Relationship to Universal Health Services, Inc.

Leases:    As of December 31, 2004, subsidiaries of UHS leased five of the seven hospital facilities owned by us with terms expiring through 2009. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to the corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. Excluding the lease on the Virtue Street facility which was sold to UHS in December, 2004 (reflected as discontinued operations on the Consolidated Statements of Income), the combined revenues generated from the leases on the five UHS hospital facilities accounted for approximately 58% of our total revenue for the five years ended December 31, 2004 (approximately 51% for the year ended December 31, 2004). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases on the five UHS hospital facilities accounted for approximately 29% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2004 (approximately 27% for the year ended December 31, 2004). For the five hospital facilities owned by us and leased to subsidiaries of UHS, the combined Coverage Ratio was approximately 8.1, 9.8 and 8.9 for the years ended December 31, 2004, 2003 and 2002, respectively. The Coverage Ratio for individual facilities vary and range from 4.0 to 14.9 in 2004, 5.1 to 17.1 in 2003 and 3.3 to 16.8 in 2002.

On December 31, 2004, we completed the sale of the real estate assets of Virtue Street Pavilion, located in Chalmette, Louisiana, to the former lessee of the facility, a wholly-owned subsidiary of UHS. Pursuant to the terms of the lease on the facility, the lessee exercised its option to purchase the facility at its fair market value upon the December, 2004 lease expiration. Accordingly, pursuant to the terms of the lease, independent appraisals were obtained by us and the lessee, which indicated that the fair market value of the property, and therefore the sale price, was $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the year ended December 31, 2004. The annual minimum rent payable to us under the Virtue Street Pavilion lease with UHS was $1,261,000 and no bonus rent was earned on this facility during 2004, 2003 or 2002. As a result of the sale of the Virtue Street Pavilion, our future funds from operations and results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments previously earned by us pursuant to this lease.

During the third quarter of 2004, the lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS), which was scheduled to expire in December, 2004, was renewed for a five-year period through December, 2009, at the same lease terms.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. Although the facility has not experienced significant business interruption, our Consolidated Statements of Income for the year ended December 31, 2004, includes a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge is offset by an equal amount recoverable from UHS. We expect the ultimate replacement cost of the damaged property to exceed the net book value and the excess cost will also be recoverable from UHS. As of December 31, 2004, UHS spent approximately $1.9 million to replace the damaged property and this amount is reflected as construction in progress on our Consolidated Balance Sheet as of that date. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

During the fourth quarter of 2003, we invested $1.6 million, and during 2004 we invested an additional $2.1 million (and have committed to invest an additional $200,000), in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 75% master leased for five years by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite was extinguished at such time that the suite was leased to another tenant acceptable to us and VHS, for a minimum term of five years. As of December 31, 2004, letters of intent or lease agreements have been executed on more than 82% of the rentable space of this MOB and therefore the master lease arrangement has been extinguished.

During the third quarter of 2003, we invested $8.9 million plus an additional $600,000 during the fourth quarter of 2004 ($3.0 million in equity and $6.5 million of debt financing, which was repaid to us during the first quarter of 2005), for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased the 700 Shadow Lane & Goldring MOBs, consisting of three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from VHS and have tenants which are subsidiaries of UHS.

During the third quarter of 2002, the lessee of Chalmette Medical Center, a wholly-owned subsidiary of UHS, gave us the required notice to exercise its renewal option and extended the lease on this facility for a five-year term to 2008. The renewal rate was based upon the then five-year Treasury rate plus a spread. As a result, beginning at the end of March, 2003, the annual base rental on this facility was reduced by $270,000 from $1,230,000 to $960,000.

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

Pursuant to the terms of the leases with UHS, UHS has the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during, and for 180 days after, the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2004, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $101.3 million (excluding Virtue Street Pavilion). As noted below, transactions with UHS must be approved by a majority of the Trustees who are unaffiliated with UHS (the “Independent Trustees”). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. No incentive fees were paid during 2004, 2003 and 2002. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements.

Our officers are all employees of UHS and as of December 31, 2004, we had no salaried employees.

Share Purchase Option:    UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of December 31, 2004, UHS owned 6.7% of the outstanding shares of beneficial interest.

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

In addition, in certain markets, including McAllen, Texas, the site of our largest facility, competition from other healthcare providers, including physician owned facilities, has increased and additional inpatient capacity at a physician owned hospital opened in late 2004. A continuation of the increased provider competition in the markets in which our hospital facilities operate, including McAllen, Texas, could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities and may potentially have a negative impact on the underlying value of the properties.

A large portion of our non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. We anticipate investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

Regulation and Other Factors

During 2004, 2003 and 2002, 48%, 52% and 51%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

There are also a number of other more general federal regulatory trends and factors affecting the hospital industry. Federal legislation continues to call for the government to trim the growth of federal spending on Medicare and Medicaid, including reductions in the future rate of increases to payments made to hospitals and reduce the amount of payments for outpatient services, bad debt expense and capital costs. In federal fiscal year 2004, hospitals were receiving full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket is 3.4% in fiscal year 2004), although CMS estimates that for the same time period, Medicare payment rates under OPPS were to increase, for each service, by an average of 4.5%. Under the Medicare Modernization Act of 2003, which was signed into law in November 2003, the update was restored to the full market basket for fiscal year 2004; however, for fiscal years 2005 through 2007, operating updates equal to the market basket will be granted only to those hospitals that submit data on the ten quality indicators established by CMS. The operators of our acute care hospital facilities intend to submit the required quality data to CMS. For federal fiscal year 2005, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.3%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties or required to repay amounts received from government for previously billed patient services.

Although the operators of our acute care facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

A large portion of our non-hospital properties consist of medical office buildings which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	67	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	45	Vice President and Chief Financial Officer

Cheryl K. Ramagano	42	Vice President, Treasurer and Secretary

Timothy J. Fowler	49	Vice President, Acquisition and Development

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

Our officers are all employees of UHS and as of December 31, 2004, we had no salaried employees.

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

								Lease Term
		Number of available beds @ 12/31/04	Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
Hospital Facility Name and Location	Type of facility		2004	2003	2002	2001	2000
Chalmette Medical Center Chalmette, Louisiana	Acute Care	138	68%	71%	68%	60%	55%	$960,000	2008	10

Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	80	78%	74%	71%	80%	76%	1,857,000	2006	25

McAllen Medical Center(3) McAllen, Texas	Acute Care	612	68%	72%	73%	69%	76%	5,485,000	2006	25

Wellington Regional Medical Center(4) West Palm Beach, Florida	Acute Care	121	72%	68%	58%	52%	45%	2,495,000	2006	25

The Bridgeway North Little Rock, Arkansas	Behavioral Health	98	98%	98%	97%	91%	82%	683,000	2009	20

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	74%	75%	74%	71%	73%	885,000	2009	15

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	87	47%	71%	78%	64%	50%	1,246,000	2006	20

ITEM 2.	Properties (continued)

							Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent	End of initial or renewed term(5)	Renewal term (years)
Facility Name and Location		2004	2003	2002	2001	2000
Fresno Herndon Medical Plaza Fresno, California	MOB	67%	73%	92%	95%	99%	$515,000	2007- 2008	various
Kelsey-Seybold Clinic at Kings Crossing Kingwood, Texas	MOB	100%	100%	100%	100%	100%	319,000	2008	none
Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	91%	82%	83%	88%	96%	277,000	2005- 2011	various
Southern Crescent Center Riverdale, Georgia	MOB	64%	70%	77%	77%	77%	422,000	2005- 2007	various
Cypresswood Professional Center Spring, Texas	MOB	100%	97%	96%	100%	100%	628,000	2005- 2008	various
Desert Springs Medical Plaza(6) Las Vegas, Nevada	MOB	100%	100%	100%	100%	99%	1,276,000	2005- 2009	various
Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	208,000	2009	20
Summerlin Hospital MOB(6) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,188,000	2005- 2014	various
Summerlin Hospital MOB II(6) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,306,000	2005- 2012	various
Sheffield Medical Building Atlanta, Georgia	MOB	88%	99%	98%	99%	95%	1,315,000	2005- 2012	various
Southern Crescent Center, II Riverdale, Georgia	MOB	98%	98%	88%	88%	88%	1,006,000	2010	10
Medical Center of Western Connecticut Danbury, Connecticut	MOB	100%	94%	94%	95%	100%	808,000	2005- 2010	various
Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	560,000	2010	10
Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	275,000	2011	10
700 Shadow Lane and Goldring MOBs(6) Las Vegas, Nevada	MOB	99%	99%	—	—	—	1,765,000	2005- 2013	various

N/A	- Not Applicable
(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2004. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger).

The average occupancy rates shown for this facility in 2004, 2003 and 2002 were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses. The average occupancy rates shown for the years 2000 and 2001 were based on the average number of beds occupied at the Inland Valley campus.

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

The average occupancy rates shown for this facility in 2004, 2003, 2002 and 2001 were based on the combined number of beds at McAllen Medical Center and the McAllen Heart Hospital. The average occupancy rates shown for the year 2000 was based on the average number of beds occupied at the McAllen Medical Center.

(4)	During the first quarter of 2004, UHS completed and financed an $8.5 million expansion to the physical capacity of Wellington Regional Medical Center in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the portion of the facility owned by UHS (as calculated pursuant to a percentage based allocation determined at the time of the expansion).
(5)	Properties are multi-tenant MOBs which have various lease maturity dates.
(6)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter (does not include the two MOBs under construction as of December 31, 2004):

		Available for Lease Jan. 1, 2005	Percentage of RSF with lease expirations
	Total RSF		2005	2006	2007	2008	2009	2010 and later
Hospital Investments
McAllen Medical Center	532,403	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Wellington Regional Medical Center	121,015	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Kindred Hospital Chicago Central	115,554	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Chalmette Medical Center	93,751	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Southwest Healthcare System—Inland Valley Campus	84,515	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Tri-State Regional Rehabilitation Hospital	77,440	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
The Bridgeway	57,901	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%

Sub-total Hospitals	1,082,579	0.0%	0.0%	78.8%	0.0%	8.7%	12.5%	0.0%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs	200,669	3.8%	21.0%	20.6%	33.9%	13.2%	2.4%	5.1%
Edwards Medical Plaza	141,583	9.8%	22.0%	23.0%	22.2%	6.7%	3.3%	13.0%
700 Shadow Lane & Goldring MOBs	112,786	2.4%	19.3%	12.3%	20.7%	18.1%	2.2%	25.0%
Desert Springs Medical Plaza	106,830	0.0%	23.5%	49.7%	7.6%	5.6%	13.6%	0.0%
Centinela Medical Building Complex	102,898	1.5%	9.9%	35.4%	4.1%	4.1%	37.9%	7.1%
Suburban Medical Plaza II	99,497	1.4%	6.0%	18.5%	28.9%	2.1%	8.2%	34.9%
Thunderbird Paseo Medical Plaza I & II	96,569	4.3%	1.9%	14.8%	18.3%	41.9%	3.8%	15.0%
Summerlin Hospital Medical Office Building II	92,313	0.0%	0.0%	20.2%	16.9%	6.4%	3.8%	52.7%
Summerlin Hospital Medical Office Building I	88,900	0.0%	21.2%	32.5%	23.2%	5.5%	14.2%	3.4%
Papago Medical Park	79,251	4.9%	16.7%	30.7%	0.0%	25.9%	18.5%	3.3%
Deer Valley Medical Office II	77,264	0.0%	0.9%	0.0%	4.2%	0.0%	5.6%	89.3%
Mid Coast Hospital Medical Office Building	73,762	0.0%	0.0%	19.8%	0.0%	7.3%	0.0%	72.9%
Sheffield Medical Building	71,944	12.3%	14.5%	11.9%	15.7%	10.3%	9.4%	25.9%
Rosenberg Children’s Medical Plaza	66,231	8.3%	0.0%	0.0%	0.0%	21.3%	0.0%	70.4%
Spring Valley Medical Office Building	57,828	17.1%	8.2%	0.0%	0.0%	0.0%	41.3%	33.4%
Southern Crescent Center II	57,180	0.0%	0.0%	0.0%	0.0%	0.0%	7.0%	93.0%
East Mesa Medical Center	56,348	3.8%	24.0%	34.8%	18.2%	3.3%	8.0%	7.9%
Desert Valley Medical Plaza	53,625	1.7%	28.1%	37.9%	17.5%	12.5%	2.3%	0.0%
St. Jude Heritage Health Complex	41,851	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Southern Crescent Center	41,400	43.2%	17.1%	33.9%	5.8%	0.0%	0.0%	0.0%
Cypresswood Professional Center	40,082	0.0%	9.2%	11.6%	46.5%	32.7%	0.0%	0.0%
Medical Center of Western Connecticut	37,522	0.0%	5.7%	4.9%	19.0%	4.4%	15.1%	50.9%
Fresno-Herndon Medical Plaza	36,417	33.3%	0.0%	0.0%	46.7%	20.0%	0.0%	0.0%
Apache Junction Medical Plaza	26,901	0.0%	0.0%	5.9%	38.9%	20%	0.0%	35.2%
Santa Fe Professional Plaza	25,294	0.0%	4.5%	18.1%	22%	50.4%	5.0%	0.0%
Rio Rancho Medical Center	22,956	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Professional Buildings at Kings Crossing	21,677	9.5%	33.9%	0.0%	20.4%	13.7%	0.0%	22.5%
Kelsey-Seybold Clinic at Kings Crossing	20,470	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Orthopaedic Specialists of Nevada Building	11,000	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Family Doctor’s Medical Office Building	9,155	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—Uwchlan	8,163	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—Newtown	8,100	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%
Chesterbrook Academy—New Britain	7,998	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%

Sub-total Other Investments	2,002,764	4.7%	11.8%	20.7%	15.9%	10.9%	10.1%	25.9%

Total	3,085,343	3.8%	7.0%	25.3%	10.5%	10.4%	12.2%	30.8%

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the two years ended December 31, 2004 and 2003 are summarized below:

	2004		2003
	High Price	Low Price	High Price	Low Price
First Quarter	$33.70	$29.61	$26.93	$25.30
Second Quarter	$34.00	$24.82	$27.75	$25.95
Third Quarter	$30.85	$27.99	$28.00	$26.54
Fourth Quarter	$34.50	$30.14	$30.55	$27.46

As of January 31, 2005, there were approximately 621 shareholders of record of our shares of beneficial interest. It is our intention to declare quarterly dividends to the holders of our shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Covenants relating to the revolving credit facility limit our ability to increase dividends in excess of 95% of cash available for distribution, as defined, unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing real estate investment trusts. In each of the past five years, dividends per share were declared as follows:

	2004	2003	2002	2001	2000
First Quarter	$.495	$.485	$.475	$.465	$.455
Second Quarter	.500	.490	.480	.465	.460
Third Quarter	.500	.490	.480	.470	.460
Fourth Quarter	.505	.495	.485	.475	.465

	$2.000	$1.960	$1.920	$1.875	$1.840

ITEM 6.	Selected Financial Data

Our financial highlights for the five years ended December 31, were as follows:

	(000s, except per share amounts)
	2004(1)	2003(1)	2002(1)	2001	2000
Operating Results:
Total revenue	$31,777	$27,052	$27,168	$26,313	$26,054
Income from continuing operations	21,712	23,433	20,631	17,357	15,264
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	1,959	992	992	992	992

Net income	$23,671	$24,425	$21,623	$18,349	$16,256

Balance Sheet Data:
Real estate investments, net of accumulated depreciation	$158,062	$130,789	$134,886	$139,215	$143,092
Investments in LLCs(2)	40,523	61,001	48,314	46,939	39,164
Total assets(2)	204,583	194,291	185,117	187,904	183,658
Total indebtedness(2)(3)	46,210	37,242	30,493	33,432	82,031
Other Data:
Funds from operations(4)	$31,199	$30,149	$28,572	$25,985	$21,739
Cash provided by (used in):
Operating activities	26,987	26,246	25,066	22,778	19,970
Investing activities	11,885	(10,222)	(206)	(8,332)	(8,913)
Financing activities	(36,387)	(15,994)	(24,891)	(14,111)	(11,615)
Per Share Data:
Basic earnings per share:
From continuing operations	$1.85	$2.00	$1.77	$1.65	$1.70
From discontinued operations	0.17	0.09	0.08	0.10	0.11

Total basic earnings per share	$2.02	$2.09	$1.85	$1.75	$1.81

Diluted earnings per share:
From continuing operations	$1.84	$1.99	$1.76	$1.65	$1.70
From discontinued operations	0.16	0.08	0.08	0.09	0.11

Total diluted earnings per share	$2.00	$2.07	$1.84	$1.74	$1.81

Dividends per share	$2.000	$1.960	$1.920	$1.875	$1.840
Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,744	11,713	11,687	10,492	8,981
Weighted average number of shares and share equivalents outstanding—diluted	11,813	11,779	11,750	10,536	9,003

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Effective March 31, 2004, we began consolidating the assets, liabilities, third-party borrowings, which are non-recourse to us, and minority interests of three LLC investments. As a consequence, as of December 31, 2004, our Investments in LLCs decreased by $16.4 million, our Total Assets increased by $22.6 million and our Total Indebtedness increased by $22.1 million.
(3)	Excludes $124.8 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of December 31, 2004 (see Note 9 to the Consolidated Financial Statements).
(4)

Funds from operations, is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real

Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO is shown below.

In June of 2001, we issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to us. These proceeds were used to repay outstanding borrowings under our revolving credit facility thereby decreasing interest expense and increasing FFO. FFO shown above is calculated as follows:

	(000s)
	2004	2003	2002	2001	2000
Net income	$23,671	$24,425	$21,623	$18,349	$16,256
Depreciation expense:
Consolidated investments	5,088	4,409	4,378	4,352	4,414
Unconsolidated affiliates	4,282	4,146	3,791	3,284	2,964
Gain on sale of real property
Consolidated investments	—	—	—	—	(1,895)
Unconsolidated affiliates	(1,009)	(2,831)	(1,220)	—	—
Discontinued operations	(833)	—	—	—	—

FFO	$31,199	$30,149	$28,572	$25,985	$21,739

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2004, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS which may create the potential for conflicts of interest;

•	a substantial portion of our leases are involved in the healthcare industry which continues to undergo change and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates, as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance expense (including earthquake insurance in California) and general and professional liability insurance expense and as a result, certain operators have assumed a greater portion of their liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, in certain markets, including McAllen, Texas, the site of our largest facility, competition from other healthcare providers, including physician owned facilities, has increased and additional inpatient capacity at a physician owned hospital opened in late 2004. A continuation of the increased provider competition in the markets in which our hospital facilities operate, including McAllen, Texas, could have an adverse effect on the net revenues and financial results of the operators of our hospital facilities which may negatively impact the bonus rentals earned by us on these facilities and may potentially have a negative impact on the underlying value of the properties.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term regardless of when payments are due. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Investments in Limited Liability Companies (“LLCs”) — Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to and distributions from the investments.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities (see Note 9 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Relationship with UHS and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions with UHS must be approved by the Independent Trustees. Our officers are all employees of UHS and as of December 31, 2004, we had no salaried employees.

Excluding the lease on the Virtue Street facility, which was sold to UHS in December, 2004, the leases on the five remaining UHS wholly-owned hospital facilities comprised approximately 51%, 60% and 59% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases with wholly-owned UHS hospital facilities accounted for 27% in each 2004, 2003 and 2002 of the combined consolidated and unconsolidated revenues. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. See Note 2 to the Consolidated Financial Statements for additional disclosure.

Results of Operations

Year ended December 31, 2004 as compared to the year ended December 31, 2003:

Income from continuing operations decreased $1.7 million to $21.7 million or $1.84 per diluted share during 2004 as compared to $23.4 million or $1.99 per diluted share during 2003. Net income decreased $754,000 to $23.7 million or $2.00 per diluted share during 2004 as compared to $24.4 million or $2.07 per diluted share during 2003. The $1.7 million decrease in income from continuing operations during 2004, as compared to 2003, was primarily due to a $1.8 million decrease in gains from sales of real properties by certain LLCs ($1.0 million or $.09 per diluted share of gains during 2004 as compared to $2.8 million or $.24 per diluted share during 2003). The $754,000 decrease in net income during 2004, as compared to 2003, was primarily due to the $1.8 million decrease in gains mentioned above, partially offset by a $833,000 gain recorded during 2004 resulting from the sale of the Virtue Street Pavilion (reflected as discontinued operations in the Consolidated Statements of Income).

Total revenues increased by $4.7 million to $31.8 million in 2004 as compared to $27.1 million in 2003, resulting primarily from: (i) a favorable $4.8 million increase in base rentals due to the consolidation of the results of operations of the three LLCs, as discussed below, and; (ii) $100,000 of other net unfavorable changes due primarily to approximately $200,000 of base rental decreases resulting from lease renewals during 2003 and 2004 which were based on Treasury rates at the time of renewal, partially offset by $106,000 increase in bonus rental revenue from UHS facilities.

Interest expense increased by $870,000 in 2004, as compared to 2003, due to: (i) an increase of $1.3 million resulting from the consolidation of the three LLCs, as discussed below, and; (ii) a decrease of $422,000 due to the expiration of an interest rate swap agreement which reduced our effective borrowing rate, and a decrease in our average outstanding borrowings. Also contributing to the reduction in interest expense were gains of $124,000 during 2004, as compared to $10,000 during 2003, stemming from the ineffective portion of cash flow hedges on derivatives pursuant to the provisions of SFAS No. 133.

Depreciation and amortization increased $910,000 during 2004, as compared to 2003, due primarily to the consolidation of the LLCs, as discussed below. Other operating expenses increased $1.6 million during 2004, as compared to 2003, also due primarily to the consolidation of the results of operations of the three LLCs, as discussed below. Included in our other operating expenses were expenses related to the consolidated medical office buildings, which totaled $4.3 million in 2004 and $2.6 million in 2003. The $1.7 million increase in operating expense related to our medical office buildings is also due to the consolidation of the LLCs, as discussed below. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in our statements of income. Approximately $3.3 million or 75% in 2004 and, $1.6 million or 60% in 2003, of the operating expenses related to the medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent on various factors such as overall building occupancy levels and terms of individual leases.

Included in our financial results was $4.0 million in 2004 (before $1.0 million gain on sale of real property) and $5.1 million in 2003 (before $2.8 million of gains on sales of real properties) of operating income generated from our ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial

Statements). The decrease during 2004, as compared to 2003, is due primarily to the consolidation of the three LLCs, as discussed below.

As of December 31, 2004, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these three LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

The following table presents the effect on our Consolidated Statement of Income for the year ended December 31, 2004 resulting from the consolidation of the three LLCs considered variable interest entities (amounts in thousands):

Year Ended December 31, 2004	Consolidated Statement of Income before consolidation of LLCs considered variable interest entities	Combined Statements of Income for LLCs (a)	As reported Consolidated Statement of Income
Revenues:
Base rental - UHS facilities	$11,478	$1,622	$13,100
Base rental - Non-related parties	8,975	1,681	10,656
Bonus rental - UHS facilities	4,668	—	4,668
Tenant reimbursements and other - Non-related parties	1,826	841	2,667
Tenant reimbursements and other - UHS facilities	—	686	686

	26,947	4,830	31,777

Expenses:
Depreciation and amortization	4,304	873	5,177
Advisory fee to UHS	1,498	—	1,498
Other operating expenses	3,318	1,682	5,000
Property write-down - hurricane damage	1,863	—	1,863
Property damage recoverable from UHS	(1,863)	—	(1,863)

	9,120	2,555	11,675

Income before equity in limited liability companies (“LLCs”) and interest expense	17,827	2,275	20,102

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009)	5,950	(983)	4,967
Interest expense	(2,065)	(1,292)	(3,357)

Income from continuing operations	21,712	—	21,712
Income from discontinued operations, net (including gain on sale of real property of $833)	1,959	—	1,959

Net Income	$23,671	—	$23,671

(a)	As discussed above, the operating results of the three variable interest entities were accounted for under the equity method for the three month period ended March 31, 2004 and consolidated in our financial results for the period of April 1, 2004 through December 31, 2004 (information presented above for LLCs is for the nine month period of April through December 2004).

On December 31, 2004, we completed the sale of the real estate assets of Virtue Street Pavilion, located in Chalmette, Louisiana, to the former lessee of the facility, a wholly-owned subsidiary of UHS, for cash proceeds of $7.3 million. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the year ended December 31, 2004. The operating results of this facility are also reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002. The following table shows the results of operations for the Virtue Street Pavilion during 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,261	$1,261	$1,261
Depreciation expense	(135)	(269)	(269)

Income from operations	1,126	992	992
Gain on sale	833	—	—

Income from discontinued operations, net	$1,959	$992	$992

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. Although the facility has not experienced significant business interruption, our Consolidated Statements of Income for the year ended December 31, 2004, includes a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge is offset by an equal amount recoverable from UHS. We expect the ultimate replacement cost of the damaged property to exceed the net book value and the excess cost will also be recoverable from UHS.

During the second quarter of 2004, Parkvale Properties sold the real property of the Parkvale Medical Building which is located in Phoenix, Arizona. Our share of the net sale proceeds resulting from this transaction was $950,000 which is included as a gain on sale of real property in our results of operations for 2004, since the carrying value of this investment was reduced to zero in a prior year.

During the fourth quarter of 2003, 23650 Madison and PacPal Investments, two LLCs in which we owned 95% non-controlling ownership interests, sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations. Also during 2003, we received $365,000 from Parkvale Properties, a LLC in which we own a 60% non-controlling ownership interest, representing our share of the net sale proceeds from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona. Since the carrying value of this investment was reduced to zero in a prior year, this sale resulted in a gain of $365,000, which is included in our 2003 results of operations.

Funds from operations, is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Our FFO increased $1.1 million or 3.5% to $31.2 million during 2004 as compared to $30.1 million during 2003. Below is a reconciliation of our reported net income to FFO (amounts in thousands).

	Year Ended December 31,
	2004	2003
Funds From Operations:
Net income	$23,671	$24,425
Plus: Depreciation and amortization:
Consolidated investments	5,088	4,409
Unconsolidated affiliates	4,282	4,146
Less: Gain on LLC’s sale of real property	(1,009)	(2,831)
Gain on sale of real property-discontinued operations	(833)	—

Funds From Operations	$31,199	$30,149

Year ended December 31, 2003 as compared to year ended December 31, 2002:

Income from continuing operations increased $2.8 million to $23.4 million or $1.99 per diluted share during 2003 as compared to $20.6 million or $1.76 per diluted share during 2002. Net income increased $2.8 million to $24.4 million or $2.07 per diluted share during 2003 as compared to $21.6 million or $1.84 per diluted share during 2002. The $2.8 million increase in income from continuing operations and net income during 2003, as compared to 2002, was primarily attributable to a $3.0 million increase in equity in income of unconsolidated LLCs. The increased income from LLCs during 2003, as compared to 2002, resulted from: (i) a $1.6 million increase in gains from sales of real properties by certain LLCs ($2.8 million or $.24 per diluted share of gains during 2003 as compared to $1.2 million or $.10 per diluted share during 2002), and; (ii) $1.4 million of additional income from our investments in various LLCs. Included in the income from the LLCs is rental income relating to leases in excess of one year in length, which is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. Also contributing to the increase was income generated from the LLCs in which we initially invested during 2002 or 2003.

Total revenues decreased $116,000 to $27.1 million during 2003, as compared to $27.2 million during 2002, resulting primarily from: (i) an unfavorable $205,000 or 2% decrease in base rentals from UHS facilities, resulting from the lease renewal at Chalmette Medical Center which was renewed in March, 2003 at a lower annual base rental rate which was based upon Treasury rates; (ii) an unfavorable $302,000 or 3% decrease in base rental and tenant reimbursements from non-related parties, caused primarily by an increased vacancy rate at three medical office buildings located in Fresno, California, Riverdale, Georgia and Kingwood, Texas, and; (iii) a favorable $391,000 or 9% increase in bonus rental revenue from UHS facilities.

Interest expense decreased $133,000 in 2003, as compared to 2002, due primarily to a loss of $217,000 recorded during 2002 (as compared to $10,000 gain during 2003) stemming from the ineffective portion of cash flow hedges on derivatives pursuant to the provisions of SFAS No. 133.

Other operating expenses increased 2% or $63,000 in 2003, as compared to 2002. Included in our other operating expenses were expenses related to the medical office buildings, in which we have a controlling ownership interest, which totaled $2.6 million in 2003 and $2.5 million in 2002. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in our statements of income. Approximately $1.6 million or 60% in 2003 and $1.7 million or 70% in 2002, of the operating expenses related to the medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent on various factors such as overall building occupancy levels and terms of individual leases.

Depreciation and amortization expense increased $105,000 or 2% in 2003, as compared to 2002.

Included in our financial results was $5.1 million in 2003 (before $2.8 million gains on sales of real properties) and $3.7 million in 2002 (before $1.2 million gain on sale of property), of operating income generated from our ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements). During 2003, as discussed above, we recorded $2.8 million of combined gains related to the sales of Skypark Professional Medical Building, Pacifica Palms Medical Plaza and Palo Verde Medical Center, as discussed above. During 2002, we received $2.6 million of cash for our share of the proceeds generated from the sale of the real estate assets of Samaritan West Valley Medical Center located in Goodyear, Arizona. The transaction resulted in a gain of $1.2 million which is included in our 2002 results of operations.

Our FFO increased $1.5 million or 5.5% to $30.1 million during 2003 as compared to $28.6 million during 2002. Below is a reconciliation of our reported net income to FFO (amounts in thousands).

	Year Ended December 31,
	2003	2002
Funds From Operations:
Net income	$24,425	$21,623
Plus: Depreciation and amortization:
Consolidated investments	4,409	4,378
Unconsolidated affiliates	4,146	3,791
Less: Gain on LLC’s sale of real property	(2,831)	(1,220)

Funds From Operations	$30,149	$28,572

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

Liquidity and Capital Resources

Liquidity

Year ended December 31, 2004 as compared to December 31, 2003:

Net cash provided by operating activities

Net cash provided by operating activities increased to $27.0 million during 2004 as compared to $26.2 million during 2003. The $741,000 net favorable change during 2004, as compared to 2003, was primarily attributable to: (i) a $1.0 million favorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and gains on sales of real properties); (ii) a $129,000 unfavorable change in accrued interest, and; (iii) $141,000 of other net unfavorable changes. The $1.0 million favorable change mentioned above was due primarily to the add-back of approximately $900,000 of depreciation and amortization expense incurred by three LLCs that we began including in our financial statements, on a consolidated basis, during 2004 in connection with the adoption of FIN 46R.

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $11.9 million during 2004 as compared to ($10.2 million) during 2003.

During 2004, we received $7.3 million of cash in connection with the sale of the real assets of Virtue Street Pavilion, located in Chalmette, Louisiana, to the former lessee of the facility, a wholly-owned subsidiary of UHS. Also during 2004, we received $6.4 million of cash in connection with the 2003 sale by two LLCs that owned the real estate assets of Skypark Professional Medical Office Building and Pacifica Palms Medical Plaza. The sale proceeds were held in a cash escrow account by a like-kind-exchange agent in anticipation of potentially completing a like-kind-exchange transaction during 2004. Since the like-kind-exchange transaction did not occur, these proceeds were distributed to us during 2004. We received $1.0 million during 2004 and $365,000 during 2003 ($6.7 million of cash distributions from sales of properties by LLCs during 2003 less $6.3 million held in an escrow account, as mentioned above), of cash distributions in connection with the sales of real properties by LLCs. We also received distributions from refinancing proceeds of $800,000 during 2004, and $5.0 million during 2003, in connection with our investments in LLCs.

During 2004, we invested a total of $4.2 million in the following (consisting of $2.8 million of investments in LLCs and $1.4 million of net advances made to LLCs):

•	$2.1 million funded in connection with the purchase of a 95% non-controlling equity interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$830,000 additional net loan funded in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling equity interest in a LLC that is constructing and owns the St. Mary’s Center for Health located in Reno, Nevada, which was opened in the first quarter of 2005 (the LLC also obtained a $26 million third-party mortgage that is non-recourse to us);

•	$600,000 additional net loan funded in connection with the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada, and;

•	$700,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

During 2003, we invested a total of $16.2 million in the following (consisting of $9.3 million of investments in LLCs and $6.9 million of net advances made to LLCs):

•	$1.2 million invested for the purchase of a 85% non-controlling equity interest in a LLC that owns a medical office building in Apache Junction, Arizona (the LLC also obtained a $3.0 million third-party mortgage that is non-recourse to us);

•	$1.6 million invested (and an additional $2.3 million committed, of which $2.1 million was funded during 2004) in exchange for a 95% non-controlling interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$8.9 million during 2003, consisting of $3.0 million in equity and a $6.5 million loan (this loan was fully repaid to us during the first quarter of 2005), invested for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada;

•	$1.0 million net loan funded in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the St. Mary’s Center for Health located in Reno, Nevada;

•	$2.0 million funded in connection with the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$1.5 million of additional investments in various LLCs in which we own a non-controlling equity interest.

Net cash used in financing activities

Net cash used in financing activities was $36.4 million during 2004 and $16.0 million during 2003.

We paid dividends of $23.5 million during 2004 as compared to $23.0 million during 2003. We repaid $13.0 million during 2004, and borrowed $6.8 million during 2003, under the terms of our revolving credit facility. We repaid $435,000 of mortgage notes payable during 2004 (including $333,000 of mortgage notes payable related to three LLCs that were consolidated into our results of operations during 2004 as a result of FIN 46R) as compared to $95,000 during 2003. We received $593,000 during 2004 and $757,000 during 2003, of proceeds from the issuance of shares of beneficial interest. During 2003, we paid $540,000 in fees in connection with the commencement of our revolving credit agreement.

Year ended December 31, 2003 as compared to December 31, 2002:

Net cash provided by operating activities

Net cash provided by operating activities increased to $26.2 million during 2003 as compared to $25.1 million in 2002. The $1.1 million increase during 2003, as compared to 2002, resulted primarily from $1.4 million of increases in net income (excluding gains) due primarily to increased earnings from the LLCs in which we own various non-controlling ownership interests. Contributing to the increased earnings from the LLCs was increased rental income recorded at the LLCs relating to leases in excess of one year in length which is recognized using the straight-line method. Also contributing to the increase was income generated from the LLCs in which we initially invested during 2002 or 2003.

Cash used in investing activities

Net cash used in investing activities was $10.2 million during 2003, as discussed above, as compared to $200,000 during 2002.

During 2002, we invested a total of $5.3 million in the following:

•	$3.1 million invested in a LLC, in which we own a 90% non-controlling equity interest, that constructed the Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to us);

•	$200,000 invested (of the $2.6 million commitment) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$2.0 million of additional investments in various LLCs in which we own a non-controlling equity interest.

During 2002, we received $2.6 million of cash distributions from sale proceeds in connection with the sale of real property by an LLC. Also during 2002, we received $525,000 of distributions from refinancing proceeds, in connection with our investments in LLCs.

Net cash used in financing activities

Net cash used in financing activities was $16.0 million during 2003, as discussed above, and $24.9 million during 2002.

We paid dividends of $22.4 million during 2002 and repaid $1.4 million of borrowings under the terms of our revolving credit agreement. Also during 2002, we repaid a $1.5 million note payable to UHS and generated $488,000 from the issuance of shares of beneficial interest.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2004, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At December 31, 2004, we had $15.3 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $26.4 million in 2004, $28.3 million in 2003 and $25.3 million in 2002 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.0% in 2004, 7.6% in 2003 and 8.1% in 2002. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2004, we had approximately $44.7 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at December 31, 2004.

We have four mortgages, which are non-recourse to us, included on our Consolidated Balance Sheet as of December 31, 2004 with a combined outstanding balance of $26.2 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. At December 31, 2004, these mortgages had a combined fair value of approximately $28.5 million. Changes in market interest rates on our fixed rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. We are scheduled to repay an average of approximately $660,000 in principal per year through 2006, with a balloon payment in the amount of $5.1 million occurring in 2006; an average of approximately $550,000 in principal per year from 2007 through 2009, with a balloon payment in the amount of $6.5 million occurring in 2009; during 2010, we are scheduled to repay approximately $250,000 in principal, with two balloon payments totaling of $11.4 million in 2010.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2004:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed(a)	$26,210	$660	$6,246	$7,641	$11,663
Long-term debt-variable	20,000	—	20,000	—	—
Construction commitments(b)(c)	9,900	9,900	—	—	—

Total contractual cash obligations	$56,110	$10,560	$26,246	$7,641	$11,663

(a)	Excludes $124.8 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of December 31, 2004 (see Note 9 to the Consolidated Financial Statements).
(b)	As of December 31, 2004, we have invested approximately $1.8 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $10.5 million in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate the St. Mary’s Center for Health, a medical office building located in Reno, Nevada. The property opened during the first quarter of 2005.
(c)	As of December 31, 2004, we have committed to invest up to $3.5 million (none of which was funded as of December 31, 2004) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million construction loan commitment.

Off Balance Sheet Arrangements

As of December 31, 2004, we are party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at December 31, 2004 totaled $15.3 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $9.7 million related to Arlington Medical Properties, (iii) $1.5 million related to Spring Valley Medical Properties, and; (iv) $2.8 million related to Sierra Medical Properties. The $9.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which $1.8 million has been funded. The $2.8 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, none of which has been funded.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We have entered into interest rate swap agreements which were designed to reduce the impact of changes in interest rates on our variable rate revolving credit notes. At December 31, 2004, we had two outstanding swap agreements having a total notional principal amount of $20 million which mature from July, 2006 through November, 2006. These swap agreements effectively fix the interest rate on $20 million of variable rate debt at 7.0% including the revolver spread of 1.00%. The interest rate swap agreements were entered into in anticipation of certain borrowing transactions made by us. Additional interest expense recorded as a result of our hedging activity, which is included in the effective interest rates shown above, was $1,106,000, $1,424,000 and $1,332,000 in 2004, 2003 and 2002, respectively. We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and we do not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2004 would have resulted in payments to the counterparties of approximately $1,059,000. The fair value of the interest rate swap agreements at December 31, 2004 reflects the estimated amounts that we would pay to terminate the contracts and are based on quotes from the counterparties. For the years ended December 31, 2004, 2003 and 2002, we received a weighted average rate of 1.4%, 1.3% and 1.9% respectively, and paid a weighted average rate on our interest rate swap agreements of 7.0% in 2004 and 2003 and 6.4% in 2002 (including the revolver spread of 1.00% in 2004 and 2003 and 0.50% during 2002).

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in an decrease in the fair value of our fixed-rate debt by approximately $814,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $1.3 million.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps as of December 31, 2004. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2004.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$660	$5,701	$545	$589	$7,052	$11,663	$26,210
Average interest rates	7.9%	7.8%	7.9%	7.9%	8.3%	8.3%
Variable rate long-term debt			$20,000				$20,000
Interest rate swaps:
Pay fixed/receive Variable notional amounts	$0	$20,000	$0	$0	$0	$0	$20,000
Average pay rate		6.02%
Fair Value		$(1,059)					$(1,059)
Average receive rate		3month LIBOR

ITEM 8.	Financial Statements and Supplementary Data

The Trust’s Consolidated Balance Sheets and our Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Management’s Report on Internal Control Over Financial Reporting –

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Trust. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 11, 2005

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Trustees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Pursuant to Plans” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 13.	Certain Relationships and Related Transactions

There is hereby incorporated by reference the information under the caption “Transactions With Management and Others” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 14.	Principal Accountant Fees and Services

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Financial Statements

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Income—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements—December 31, 2004

(3)	Schedule

Schedule III—Real Estate and Accumulated Depreciation—December 31, 2004

Notes to Schedule III—December 31, 2004

(b)	Reports on Form 8-K filed during the last quarter of the year ended December 31, 2004:

(1)	Report on Form 8-K dated January 4, 2005, reported under Item 2.01, Completion of Acquisition or Disposition of Assets, that the Trust completed its sale of the land and buildings comprising the Virtue Street Pavilion, located in Chalmette, Louisiana to a wholly owned subsidiary of Universal Health Services, Inc. for $7.3 million.

(2)	Report on Form 8-K dated October 21, 2004, reported under Item 2.02, Results of Operations and Financial Condition, that the Trust issued a press release announcing the Trust’s financial results for the quarter ended September 30, 2004.

(c)	Exhibits:

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

10.2 Agreement effective January 1, 2005, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3 Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4 Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

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

10.8 Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.9 Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.10 Amendment No. 1 to Lease, made as of July 31, 1998, between the Trust and Inland Valley Regional Medical Center, Inc., previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.11 Amendment No. 1 to Lease, made as of July 31, 1998, between the Trust and McAllen Medical Center, L.P., previously filed as Exhibit 10.2 to the Trust’s Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.12 Revolving Credit Agreement, dated as of May 28, 2003, by and among the Trust, Wachovia Bank, National Association, as Agent, Fleet National Bank, as Syndication Agent, Wachovia Securities, as Arranger, and the other Banks named therein, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.13 Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.14 Lease amendment dated as of February 28, 2001 between the Trust and McAllen Hospitals, L.P., previously filed as Exhibit 10.16 to the Trust’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.15 Lease amendment dated as of July 1, 2002 between the Trust and Universal Health Services of Rancho Springs, Inc., previously filed as Exhibit 10.16 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

11 Statement re computation of per share earnings is set forth on page 48, the Trust’s Consolidated Statements of Income.

23.1 Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1 Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934

31.2 Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934

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

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President	March 11, 2005

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 11, 2005

/s/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 11, 2005

/s/ DANIEL M. CAIN Daniel M. Cain	Trustee	March 11, 2005

/s/ MILES L. BERGER Miles L. Berger	Trustee	March 11, 2005

/s/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 11, 2005

/s/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer	March 11, 2005

/s/ CHERYL K. RAMAGANO Cheryl K. Ramagano	Vice President, Treasurer and Secretary	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the consolidated financial statements of Universal Health Realty Income Trust and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the consolidation of variable interest entities effective March 31, 2004 to adopt the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 11, 2005

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2004	December 31, 2003
ASSETS:
Real Estate Investments:
Buildings and improvements	$189,859	$160,079
Accumulated depreciation	(56,803)	(52,219)

	133,056	107,860
Land	23,143	22,929
Construction in progress	1,863	—

Net Real Estate Investments	158,062	130,789

Investments in and advances to limited liability companies	40,523	61,001

Other Assets:
Cash	3,588	628
Bonus rent receivable from UHS	1,128	1,093
Rent receivable-other	392	107
Deferred charges and other assets, net	890	673

Total Assets	$204,583	$194,291

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Liabilities:
Line of credit borrowings	$20,000	$33,057
Mortgage note payable, non-recourse to us	4,083	4,185
Mortgage notes payable of consolidated LLCs, non-recourse to us	22,127	—
Accrued interest	417	310
Accrued expenses and other liabilities	1,902	1,826
Fair value of derivative instruments	1,059	2,254
Tenant reserves, escrows, deposits and prepaid rents	703	461

Total Liabilities	50,291	42,093

Minority interest	239	—

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2004—11,755,670; 2003—11,736,395	118	117
Capital in excess of par value	186,275	185,675
Cumulative net income	244,754	221,083
Accumulated other comprehensive loss	(994)	(2,065)
Cumulative dividends	(276,100)	(252,612)

Total Shareholders’ Equity	154,053	152,198

Total Liabilities and Shareholders’ Equity	$204,583	$194,291

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues (Note 1):
Base rental—UHS facilities	$13,100	$11,545	$11,750
Base rental—Non-related parties	10,656	9,114	9,222
Bonus rental—UHS facilities	4,668	4,562	4,171
Tenant reimbursements and other—Non-related parties	2,667	1,831	2,025
Tenant reimbursements and other—UHS facilities	686	—	—

	31,777	27,052	27,168

Expenses:
Depreciation and amortization	5,177	4,267	4,162
Advisory fees to UHS (Note 2)	1,498	1,486	1,388
Other operating expenses	5,000	3,353	3,290
Property write-down—hurricane damage	1,863	—	—
Property damage recoverable from UHS	(1,863)	—	—

	11,675	9,106	8,840

Income before equity in limited liability companies (“LLCs”) and interest expense	20,102	17,946	18,328
Equity in income of unconsolidated LLCs (including gains on sales of real property of $1,009, $2,831 and $1,220 during 2004, 2003 and 2002, respectively)	4,967	7,974	4,923
Interest expense	(3,357)	(2,487)	(2,620)

Income from continuing operations	21,712	23,433	20,631
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	1,959	992	992

Net Income	$23,671	$24,425	$21,623

Basic earnings per share:
From continuing operations	$1.85	$2.00	$1.77
From discontinued operations	$0.17	$0.09	$0.08

Total basic earnings per share	$2.02	$2.09	$1.85

Diluted earnings per share:
From continuing operations	$1.84	$1.99	$1.76
From discontinued operations	$0.16	$0.08	$0.08

Total diluted earnings per share	$2.00	$2.07	$1.84

Weighted average number of shares outstanding—Basic	11,744	11,713	11,687
Weighted average number of share equivalents	69	66	63

Weighted average number of shares and equivalents outstanding—Diluted	11,813	11,779	11,750

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive (loss)/income	Total
	Number of Shares	Amount
January 1, 2002	11,679	$117	$184,277	$175,035	($207,212)	($2,183)	$150,034
Issuance of shares of beneficial interest	19	—	495	—	—	—	495
Dividends ($1.92/share)	—	—	—	—	(22,440)	—	(22,440)
Comprehensive income:
Net income	—	—	—	21,623	—	—	21,623
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,332	1,332
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(2,182)	(2,182)

Total—comprehensive income							20,773

January 1, 2003	11,698	$117	$184,772	$196,658	($229,652)	($3,033)	$148,862
Issuance of shares of beneficial interest	38	—	903	—	—	—	903
Dividends ($1.96/share)	—	—	—	—	(22,960)	—	(22,960)
Comprehensive income:
Net income	—	—	—	24,425	—	—	24,425
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,424	1,424
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(456)	(456)

Total—comprehensive income							25,393

January 1, 2004	11,736	$117	$185,675	$221,083	($252,612)	($2,065)	$152,198
Issuance of shares of beneficial interest	20	1	600	—	—	—	601
Dividends ($2.00/share)	—	—	—	—	(23,488)	—	(23,488)
Comprehensive income:
Net income	—	—	—	23,671	—	—	23,671
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,106	1,106
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(35)	(35)

Total—comprehensive income							24,742

December 31, 2004	11,756	$118	$186,275	$244,754	($276,100)	($994)	$154,053

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$23,671	$24,425	$21,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,312	4,536	4,431
Gains on sales of properties by LLCs	(1,009)	(2,831)	(1,220)
Gain on sale of real property	(833)	—	—
Changes in assets and liabilities:
Rent receivable	(31)	38	(240)
Accrued expenses and other liabilities	90	54	442
Tenant escrows, deposits and prepaid rents	22	15	83
Accrued interest	(101)	28	(48)
Other, net	(134)	(19)	(5)

Net cash provided by operating activities	26,987	26,246	25,066

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(2,764)	(9,338)	(5,322)
Advances (made to) received from LLCs, net	(1,375)	(6,894)	175
Cash distributions in excess of income from LLCs	1,038	1,036	1,910
Cash distributions from sale of property by LLC	1,009	6,702	2,555
Cash escrow account distributions/(deposits) from LLC sale proceeds	6,405	(6,337)	—
Cash distributions from refinancing proceeds	800	4,975	525
Purchase of minority ownership interest in consolidated entity	—	(54)	—
Cash received from sale of real property	7,320	—	—
Additions to real estate investments	(548)	(312)	(49)

Net cash provided by (used in) investing activities	11,885	(10,222)	(206)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(13,057)	6,844	(1,405)
Repayments of mortgage notes payable of consolidated LLCs	(333)	—	—
Repayments of mortgage notes payable	(102)	(95)	(88)
Fees for new revolving credit facility	—	(540)	—
Repayment of note payable to UHS	—	—	(1,446)
Dividends paid	(23,488)	(22,960)	(22,440)
Issuance of shares of beneficial interest	593	757	488

Net cash used in financing activities	(36,387)	(15,994)	(24,891)

Increase (decrease) in cash	2,485	30	(31)
Cash due to the initial consolidation of variable interest entities	475	—	—
Cash, beginning of period	628	598	629

Cash, end of period	$3,588	$628	$598

Supplemental disclosures of cash flow information:
Interest paid	$3,582	$2,469	$2,451

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2004, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

Since we have significant investments in seven hospital facilities, which comprised 58%, 69% and 68% of net revenues in 2004, 2003, and 2002, respectively, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Five of our seven hospital facilities and all or a portion of five medical office buildings are leased to subsidiaries of Universal Health Services, Inc., (“UHS”).

Management is unable to predict the effect, if any, that the industry factors discussed above will have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. In addition, we cannot predict whether any of the leases will be renewed on their current terms or at all. As a result, management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed at the end of their lease terms.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting. Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term regardless of when payments are due. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2004 and 2003, we had $290,000 and $451,000 in restricted cash accounts held by financial institutions to fund debt services and future capital additions.

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

Investments in Limited Liability Companies (“LLCs”)

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to and distributions from the investments.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities (see Note 9 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

The aggregate cost basis and net book value of the properties for federal income tax purposes at December 31, 2004 are approximately $200 million and $139 million, respectively.

Stock-Based Compensation

At December 31, 2004, we had two stock-based compensation plans, which are more fully described in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No compensation cost is reflected in net income for most stock option grants as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

In December, 2004, the FASB issued SFAS 123R, “Share-Based Payment” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, which was originally issued in 1995, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R is effective for interim periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date or for all periods presented would be permitted, but not required. We will be required to apply SFAS 123R beginning on July 1, 2005, which will be reflected in our financial statements for the quarter ending September 30, 2005. SFAS 123R is not expected to have a material effect on our consolidated financial statements. Had we adopted SFAS 123, the additional stock-based compensation expense determined under a fair value method would have been $11,000 and $39,000 for the years ended December 31, 2004 and 2003, respectively. Upon applying SFAS 123R on July 1, 2005, our reported net income will be reduced by approximately $3,000 for the six months ending December 31, 2005 based on options outstanding as of December 31, 2004.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of December 31, 2004, there were no unvested restricted share awards outstanding.

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Income from continuing operations	$21,712	$23,433	$20,631
Income from discontinued operations, net (including gain on sale during 2004)	1,959	992	992

Net income	$23,671	$24,425	$21,623

Income from continuing operations	$21,712	$23,433	$20,631
Add: total stock-based compensation expenses included in net income	192	199	210
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(203)	(238)	(258)

Pro forma net income from continuing operations	$21,701	$23,394	$20,583
Income from discontinued operations, net (including gain on sale during 2004)	1,959	992	992

Total pro forma net income	$23,660	$24,386	$21,575

Basic earnings per share, as reported:
From continuing operations	$1.85	$2.00	$1.77
From discontinued operations	0.17	0.09	0.08

Total basic earnings per share, as reported	$2.02	$2.09	$1.85

Basic earnings per share, pro forma:
From continuing operations	$1.84	$1.99	$1.77
From discontinued operations	0.17	0.09	0.08

Total basic earnings per share, pro forma	$2.01	$2.08	$1.85

Diluted earnings per share, as reported:
From continuing operations	$1.84	$1.99	$1.76
From discontinued operations	0.16	0.08	0.08

Total diluted earnings per share, as reported	$2.00	$2.07	$1.84

Diluted earnings per share, pro forma:
From continuing operations	$1.84	$1.99	$1.76
From discontinued operations	0.16	0.08	0.08

Diluted earnings per share	$2.00	$2.07	$1.84

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity”, an Amendment of SFAS 133, require that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold or terminated, the derivative is dedesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we continue to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, from time to time, we enter into interest rate swap agreements, in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of our cash flow hedges at December 31, 2004 relate to the payment of variable interest on existing or forecasted debt. The maximum amount of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through November 2006.

(2)	RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory

Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of our equity as shown on our balance sheet, determined in accordance with accounting principles generally accepted in the United States of America, without reduction for return of capital dividends. No incentive fees were payable during 2004, 2003 and 2002. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited consolidated financial statements.

Pursuant to the terms of the leases with UHS, UHS has the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2004, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $101.3 million (excluding Virtue Street Pavilion, as mentioned below). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

As of December 31, 2004, subsidiaries of UHS leased five of the seven hospital facilities owned by us with terms expiring through 2009. For the years ended December 31, 2004, 2003 and 2002, 51%, 60% and 59%, respectively, of our revenues were earned under the terms of the leases with wholly-owned hospital facilities of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases with wholly-owned subsidiaries of UHS accounted for 27% during each of the years 2004, 2003 and 2002.

The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Our officers are all employees of UHS and as of December 31, 2004, we had no salaried employees. At December 31, 2004, approximately 6.7% of our outstanding shares of beneficial interest were held by UHS. We have granted UHS the option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

On December 31, 2004, we completed the sale of the real estate assets of Virtue Street Pavilion, located in Chalmette, Louisiana, to the former lessee of the facility, a wholly-owned subsidiary of UHS. Pursuant to the terms of the lease on the facility, the lessee exercised its option to purchase the facility at its fair market value upon the December, 2004 lease expiration. Accordingly, pursuant to the terms of the lease, independent appraisals were obtained by us and the lessee, which indicated that the fair market value of the property, and therefore the sale price, was $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the year ended December 31, 2004. The annual minimum rent payable to us under the Virtue Street Pavilion lease with UHS was $1,261,000 and no bonus rent was earned on this facility during 2004, 2003 or 2002. As a result of the sale of the Virtue Street Pavilion, our future results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the sale proceeds is likely to be approximately $1 million less than the annual rental payments previously earned by us pursuant to this lease.

The following table summarizes the results of operations for the Virtue Street Pavilion during 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,261	$1,261	$1,261
Depreciation expense	(135)	(269)	(269)

Income from operations	1,126	992	992
Gain on sale	833	—	—

Income from discontinued operations, net	$1,959	$992	$992

During the third quarter of 2004, the lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS), which was scheduled to expire in December, 2004, was renewed for a five-year period through December, 2009, at the same lease terms.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. Although the facility has not experienced significant business interruption, our Consolidated Statements of Income for the year ended December 31, 2004, includes a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge is offset by an equal amount recoverable from UHS. We expect the ultimate replacement cost of the damaged property to exceed the net book value and the excess cost will also be recoverable from UHS. As of December 31, 2004, UHS spent approximately $1.9 million to replace the damaged property and this amount is reflected as construction in progress on our Consolidated Balance Sheet as of that date. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, pursuant to the terms of the lease, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

During the fourth quarter of 2003, we invested $1.6 million, and during 2004 we invested an additional $2.1 million and are committed to invest an additional $200,000, in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a 60,000 square foot medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 75% master leased for five years by Valley Health System (“VHS”), a majority owned subsidiary of UHS, on a triple net basis. The master lease for each suite was extinguished at such time that the suite was leased to another tenant acceptable to us and VHS, for a minimum term of five years. As of December 31, 2004 letters of intent or lease agreements have been executed on more than 82% of the rentable space of this MOB, therefore the master lease arrangement has been extinguished.

During the third quarter of 2003 we invested $8.9 million and an additional $600,000 during the fourth quarter of 2004 (combined totals $3.0 million in equity and a $6.5 million of debt financing, which was repaid to us during the first quarter of 2005) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased the 700 Shadow Lane & Goldring MOBs, consisting of three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from VHS and have tenants which are subsidiaries of UHS.

The lessee of Chalmette Medical Center, a wholly-owned subsidiary of UHS, exercised its renewal option and extended the lease on this facility for a five-year term to 2008. The renewal rate was based upon the then five-year Treasury rate plus a spread. As a result, beginning at the end of March, 2003, the annual base rental on this facility was reduced by $270,000 from $1,230,000 to $960,000.

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

(3)	ACQUISITIONS AND DISPOSITIONS

2005 — During the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non- controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.1 million which will be included in our results of operations for the three month period ended March 31, 2005.

2004 — We invested a total of $4.2 million in the following (consisting of $2.8 million of investments in LLCs and $1.4 million of net advances made to LLCs):

•	$2.1 million funded in connection with the purchase of a 95% non-controlling equity interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$830,000 additional net loan funded in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling equity interest in a LLC that is constructing and owns the the St. Mary’s Center for Health located in Reno, Nevada, which opened in the first quarter of 2005 (the LLC also obtained a $26 million third-party mortgage that is non-recourse to us);

•	$600,000 additional net loan funded in connection with the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada, and;

•	$700,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

During the fourth quarter of 2004, we committed to invest a total of up to $3.5 million (none of which was funded as of December 31, 2004) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. This LLC, which is expected to open in late 2005, also has a $7.5 million third-party construction loan commitment.

On December 31, 2004, we completed the sale of the real estate assets of Virtue Street Pavilion, located in Chalmette, Louisiana, to the former lessee of the facility, a wholly-owned subsidiary of UHS. Pursuant to the terms of the lease on the facility, the lessee exercised its option to purchase the facility at its fair market value upon the December, 2004 lease expiration. Accordingly, pursuant to the terms of the lease, independent appraisals were obtained by us and the lessee, which indicated that the fair market value of the property, and therefore the sale price, was $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the twelve months ended December 31, 2004.

During the second quarter of 2004, Parkvale Properties sold the real property of Parkvale Medical Building which is located in Phoenix, Arizona. Our share of the net sale proceeds resulting from this transaction was $950,000 which is included as a gain on sale of real property in our results of operations for 2004, since the carrying value of this investment was reduced to zero in a prior year.

2003 — We invested a total of $16.2 million in the following (consisting of $9.3 million of investments in LLCs and $6.9 million of net advances made to LLCs):

•	$1.2 million invested for the purchase of a 85% non-controlling equity interest in a LLC that owns a medical office building in Apache Junction, Arizona (the LLC also obtained a $3.0 million third-party mortgage that is non-recourse to us);

•	$1.6 million invested (and an additional $2.3 million committed, of which $2.1 million was funded during 2004) in exchange for a 95% non-controlling interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$8.9 million during 2003 (and an additional $600,000 funded during 2004) consisting of $3.0 million in equity and a $6.5 million loan (this loan was fully repaid to us during the first quarter of 2005), invested for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada;

•	$1.0 million net loan funded in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the St. Mary’s Center for Health located in Reno, Nevada;

•	$2.0 million funded in connection with the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$1.5 million of additional investments in various LLCs in which we own a non-controlling equity interest.

During the fourth quarter of 2003, 23650 Madison and PacPal Investments, two LLCs in which we owned 95% non-controlling ownership interests, sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. The cash proceeds for both of these sales was held in escrow by a like-kind-exchange agent in anticipation of possibly completing like-kind-exchange transactions during 2004. During the second quarter of 2004, we received the restricted proceeds totaling $6.4 million, as the like-kind-exchange transaction did not occur. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations. Also during 2003, we received $365,000 from Parkvale Properties, a LLC in which we own a 60% non-controlling ownership interest, representing our share of the net sale proceeds from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona. This sale resulted in a gain of $365,000, which is included in our 2003 results of operations, since the carrying value of this investment was reduced to zero in a prior year.

2002 — We invested a total of $5.3 million in the following:

•	$3.1 million invested in a LLC, in which we own a 90% non-controlling equity interest, that constructed the Deer Valley Medical Office II located in Phoenix, Arizona (the LLC also obtained a $7.0 million third-party mortgage that is non-recourse to us);

•	$200,000 invested (of the $2.6 million commitment) for the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$2.0 million of additional investments in various LLCs in which we own a non-controlling equity interest.

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

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to five, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year. Minimum rent for other material leases is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term regardless of when payments are due.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2005	$23,713
2006	22,553
2007	9,536
2008	7,118
2009	5,123
Later Years	5,073

Total Minimum Base Rents	$73,116

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use variable-rate debt to finance a portion of our operations and investments. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

At December 31, 2004, we had two outstanding swap agreements for notional principal amounts of $20 million which mature from July 2006 through November 2006. These swap agreements effectively fix the interest rate on $20 million of variable rate debt at 7.0% including the revolver spread of 1.00%. We are exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and we do not anticipate nonperformance by the counterparties which are rated A or better by Moody’s Investors Service. Termination of the interest rate swaps at December 31, 2004 would have resulted in payments to the counterparties of approximately $1,059,000. The fair value of the interest rate swap agreements at December 31, 2004 reflects the estimated amounts that we would pay to terminate the contracts and are based on quotes from the counterparties.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the underlying hedged item affects earnings. For the years ended December 31, 2004, 2003 and 2002, we recorded additional interest expense of $1,106,000, $1,424,000 and $1,332,000, respectively, as a result of our hedging activity.

Operating results for the years ended December 31, 2004, 2003 and 2002 include net (gains)/losses of ($124,000), ($10,000) and $217,000, respectively, representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

As of December 31, 2004, $649,000 of deferred losses on derivative instruments in other accumulated comprehensive loss are expected to be reclassified to earnings during the next 12 months. There was one $10 million cash flow hedge discontinued during 2004 and none discontinued in 2003 or 2002.

(6)	DEBT

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2004, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At December 31, 2004, we had $15.3 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $26.4 million in 2004, $28.3 million in 2003 and $25.3 million in 2002 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.0% in 2004, 7.6% in 2003 and 8.1% in 2002. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2004, we had approximately $44.7 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all their covenants at December 31, 2004. The carrying value of this instrument approximates fair value.

We have four mortgages, which are non-recourse to us, included on our Consolidated Balance Sheet as of December 31, 2004, with a combined outstanding balance of $26.2 million. The mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. These mortgages have a combined fair value of approximately $28.5 million as of December 31, 2004. As of December 31, 2003, we had one mortgage, which is non-recourse to us, included in our Consolidated Balance Sheet with an outstanding balance of $4.2 million. This mortgage had a fair value of $4.8 million as of December 31, 2003. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. We are scheduled to repay an average of approximately $660,000 in principal per year through 2006, with a balloon payment in the amount of $5.1 million occurring in 2006; an average of approximately $550,000 in principal per year from 2007 through 2009, with a balloon payment in the amount of $6.5 million occurring in 2009; during 2010, we are scheduled to repay approximately $250,000 in principal, with two balloon payments totaling of $11.4 million in 2010.

The following table summarizes these outstanding mortgages at December 31, 2004 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,083	8.3%	2010
Desert Springs Medical Plaza	5,390	7.9%	2006
Summerlin Hospital MOB	7,493	7.0%	2009
Summerlin Hospital MOB II	9,244	8.3%	2010

Total	$26,210

(7)	DIVIDENDS

Dividends of $2.00 per share were declared and paid in 2004, of which $1.753 per share was ordinary income and $.247 per share was a capital gain distribution. Dividends of $1.96 per share were declared and paid during 2003, of which $1.82 per share was ordinary income, $.137 per share was a capital gain distribution and $.003 per share was a return of capital distribution. Dividends of $1.92 per share were declared and paid in 2002, of which $1.86 per share was ordinary income and $.06 per share was a return of capital distribution.

(8)	INCENTIVE PLANS

During 1997, our Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. A combined total of 400,000 shares and dividend equivalent rights have been reserved for issuance under The Plan. From inception through December 31, 2004, there have been 123,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $192,000 in 2004, $199,000 in 2003 and $197,000 in 2002. As of December 31, 2004, there were 87,250 options exercisable under The Plan with an average exercise price of $18.11 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $5.99 per share).

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust (“Outside Trustees”). There are 40,000 shares reserved for issuance under this plan. Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2004, no shares have been issued under the terms of this plan.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS 123. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions used for the five option grants that occurred in 2004, 2003 and 2002:

Year Ended December 31,	2004	2003	2002
Volatility	18%	15%	15%
Interest rate	3%	3%	4%-5%
Expected life (years)	9.2	8.2	8.1
Forfeiture rate	0%	0%	0%
Dividend yield	6.5%	6.5%	7.5%

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees, under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2002	100,000	$17.74	$21.44/$14.75
Granted	6,000	$27.39	$27.65/$26.09

Balance, January 1, 2003	106,000	$18.29	$27.65/$14.75
Granted	7,000	$27.62	$29.44/$26.25
Exercised	(17,500)	$18.55	$18.625/$18.375

Balance, January 1, 2004	95,500	$18.92	$29.44/$14.75
Granted	5,000	$34.07	$34.07/$34.07

Balance, December 31, 2004	100,500	$19.67	$34.07/$14.75

Outstanding Options at December 31, 2004:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life (years)
25,000	$14.7500	$14.7500-$14.7500	5.2
55,000	$18.6705	$19.6250-$18.6250	2.5
7,500	$24.6245	$26.2500-$21.4375	6.5
8,000	$28.3213	$29.4400-$27.6500	8.1
5,000	$34.0700	$34.0700-$34.0700	9.9

100,500

(9)	Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to and distributions from the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Since January 1, 1995 through December 31, 2004, we have invested $65.5 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2004, short-term unsecured advances aggregated $8.4 million from two LLCs, $6.5 million of which was repaid to us in March, 2005.

As of December 31, 2004, we had investments or commitments in nineteen limited liability companies (“LLCs”) which are accounted for by the equity method and three that were consolidated in the results of operations as of April 1, 2004. The following table represents summarized unaudited financial information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza
Bayway Properties(a.)	73%	East Mesa Medical Center
575 Hardy Investors	73%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(c.)	75%	The Saint Mary’s Center for Health
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(d.)	95%	Sierra San Antonio Medical Plaza

(a.)	During the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.1 million which will be included in our results of operations for the three month period ended March 31, 2005
(b.)	Tenants of this medical office building include subsidiaries of UHS.
(c.)	We have committed to invest a total of up to $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of December 31, 2004, we have advanced $1.8 million in connection with this project, and the LLC has borrowed $18.3 million in construction loans from a $26 million total construction loan commitment. This medical office building opened in March of 2005.

(d.) We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2004, we have not invested any equity in connection with this project. The LLC has a $7.5 million total construction loan commitment. This project is scheduled to be completed and opened during the fourth quarter of 2005.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Revenues	$28,961	$33,495	$30,281
Operating expenses	12,069	13,248	11,605
Depreciation and amortization	5,006	5,585	5,152
Interest, net	7,600	9,354	8,923

Net income before gain	4,286	5,308	4,601
Gains on sales	1,192	3,691	1,346

Net income	$5,478	$8,999	$5,947

Our share of net income before gains on sales	$3,958	$5,143	$3,703
Our share of gains on sales	1,009	2,831	1,220

Our share of net income	$4,967	$7,974	$4,923

Included in the information presented above for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 was the combined income statement information for three LLCs that we began including in our consolidated statements of income on April 1, 2004, pursuant to the provisions of FIN 46R. For the nine month period from April 1, 2004 to December 31, 2004, these three LLCs had combined revenues of $4.8 million, operating expenses of $1.7 million, depreciation and amortization expense of $900,000 and interest expense of $1.3 million. There was no impact on our net income as a result of the consolidation of these LLCs.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2004	2003
	(amounts in thousands)
Net property, including CIP	$156,332	$180,398
Other assets	12,486	12,341
Restricted cash for potential like-kind-exchange transactions	—	7,087

Total assets	$168,818	$199,826

Liabilities	$3,909	$5,079
Mortgage notes payable, non-recourse to us	124,814	132,681
Notes payable to us	8,446	6,894
Equity	31,649	55,172

Total liabilities and equity	$168,818	$199,826

Our share of equity and notes receivable from LLCs	$40,523	$61,001

Included in the information presented above as of December 31, 2003 was the combined balance sheet information for three LLCs that we began including in our consolidated balance sheet as of March 31, 2004, pursuant to the provisions of FIN 46R. As of December 31, 2004, these three LLCs had combined total assets of $39.0 million, third-party mortgage notes payable, which are non-recourse to us, of $22.1 million and other liabilities of $500,000.

As of December 31, 2004, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2005	$18,190
2006	16,404
2007	18,147
2008	13,689
2009	8,207
Later	50,177

Total	$124,814

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

(11)	QUARTERLY RESULTS (unaudited)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,842	$8,366	$8,353	$8,216	$31,777

Income from continuing operations	$4,800	$6,171	$5,298	$5,443	$21,712
Income from discontinued operations	248	248	248	1,215	1,959

Net Income	$5,048	$6,419	$5,546	$6,658	$23,671

Earnings per Share-Basic:
From continuing operations	$0.41	$0.53	$0.45	$0.46	$1.85
From discontinued operations	0.02	0.02	0.02	0.11	0.17

Total basic earnings per share	$0.43	$0.55	$0.47	$0.57	$2.02

Earnings per Share-Diluted:
From continuing operations	$0.41	$0.52	$0.45	$0.46	$1.84
From discontinued operations	0.02	0.02	0.02	0.10	0.16

Total diluted earnings per share	$0.43	$0.54	$0.47	$0.56	$2.00

Included in income from continuing operations and net income during the second quarter of 2004 is a gain on the sale of real property by a LLC of $1.0 million, of $.09 per diluted share. Included in income from discontinued operations and net income during the fourth quarter of 2004 is a gain on the sale of real property of $833,000, or $.07 per diluted share, resulting from the sale of Virtue Street Pavilion.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,878	$6,703	$6,727	$6,744	$27,052

Income from continuing operations	$5,422	$5,067	$5,099	$7,845	$23,433
Income from discontinued operations	248	248	248	248	992

Net Income	$5,670	$5,315	$5,347	$8,093	$24,425

Earnings per Share-Basic:
From continuing operations	$0.46	$0.43	$0.44	$0.67	$2.00
From discontinued operations	0.02	0.02	0.02	0.02	0.09

Total basic earnings per share	$0.48	$0.45	$0.46	$0.69	$2.09

Earnings per Share-Diluted:
From continuing operations	$0.46	$0.43	$0.43	$0.67	$1.99
From discontinued operations	0.02	0.02	0.02	0.02	0.08

Total diluted earnings per share	$0.48	$0.45	$0.45	$0.69	$2.07

Included in income from continuing operations and net income during the first quarter of 2003 is a gain of $365,000, or $.03 per diluted share, resulting from the sale of Palo Verde Medical Center. Included in income from continuing operations and net income for the fourth quarter of 2003 are gains totaling $2.5 million, or $.21 per diluted share, resulting from the sales of Skypark Professional Medical Building and Pacifica Palms Medical Plaza.

SCHEDULE III

UNIVERSAL HEALTH REALTY INCOME TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION—DECEMBER 31, 2004

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition		Gross amount at which carried at close of period				Accumulated Depreciation as of Dec. 31, 2004	Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount		Land	Building & Improvements	CIP	Total
Chalmette Medical Center Chalmette, Louisiana	$2,000	$7,473	$3,148		$2,000	$10,621		$12,621	$4,156	1999	1988	34 Years
Inland Valley Regional Medical Center Wildomar, California	2,050	10,701	2,868		2,050	13,569		15,619	5,064	1986	1986	43 Years
McAllen Medical Center McAllen, Texas	4,720	31,442	10,188		6,281	40,069		46,350	14,933	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	3,754	(a.)	1,663	16,070	1,863	19,596	5,963	1986	1986	42 Years
The Bridgeway North Little Rock, Arkansas	150	5,395	499		150	5,894		6,044	3,019	1983	1986	35 Years
Tri-State Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062		500	8,007		8,507	3,037	1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837		158	8,241		8,399	5,612	1993	1986	25 Years
Fresno-Herndon Medical Plaza Fresno, California	1,073	5,266	66		1,073	5,332		6,405	1,191	1992	1994	45 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494		54	2,020		2,074	426	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	439	1,618	93		439	1,711		2,150	354	1995	1995	45 Years
Professional Center at King’s Crossing Kingwood, Texas	439	1,837	86		439	1,923		2,362	385	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	307	996	—		307	996		1,303	192	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	250	744	—		250	744		994	143	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—		180	815		995	157	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	195	749	—		195	749		944	144	1992	1996	45 Years
The Southern Crescent Center	1,130	5,092	74		1,130	5,166		6,296	988	1994	1996	45 Years
The Southern Crescent Center II Riverdale, Georgia	—	—	5,479		806	4,673		5,479	653	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas	573	3,842	187		573	4,029		4,602	866	1997	1997	35 Years
Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—		—	1,579		1,579	331	1999	1999	25 Years
Sheffield Medical Building Atlanta, Georgia	1,760	9,766	633		1,760	10,399		12,159	2,199	1999	1999	25 Years
Medical Center of Western Connecticut—Bldg. 73 (b.) Danbury, Connecticut	1,151	5,176	126		1,151	5,302		6,453	875	2000	2000	30 Years
Desert Springs Medical Plaza (c.) Las Vegas, Nevada	1,630	14,981	189		1,630	15,170		16,800	2,534	1998	1998	40 Years
Summerlin Hospital MOB (d.) Las Vegas, Nevada	196	13,553	26		196	13,579		13,775	2,291	1999	1999	36 Years
Summerlin Hospital MOB II (e.) Las Vegas, Nevada	158	13,073	128		158	13,201		13,359	1,290	2000	2000	40 Years

TOTALS	$20,303	$163,625	$30,937		$23,143	$189,859	$1,863	$214,865	$56,803

a.	Includes property write-down and replacement costs, as of December 31, 2004, related to hurricane damage.
b.	At December 31, 2004 this property had an outstanding mortgage balance of $4.1 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the Medical Center of Western Connecticut.
c.	At December 31, 2004 this property had an outstanding mortgage balance of $5.3 million. The mortgage carries a 7.9% interest rate and matures on November 1, 2006. The mortgage is non-recourse to us and is secured by the Desert Springs Medical Plaza.
d.	At December 31, 2004 this property had an outstanding mortgage balance of $7.5 million. The mortgage carries a 7.0% interest rate and matures on July 1, 2009. The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB.
e.	At December 31, 2004 this property had an outstanding mortgage balance of $9.2 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010. The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB II.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2004

(amount in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2002 to December 31, 2004:

	2004	2003	2002
Balance at January 1,	$183,008	$182,696	$182,647
Initial consolidation of variable interest entities	43,592	—	—
Property write-down due to hurricane damage	(2,931)	—	—
Sale of real property	(11,215)	—	—
Construction in progress	1,863	—	—
Additions	548	312	49

Balance at December 31,	$214,865	$183,008	$182,696

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2002 to December 31, 2004:

	2004	2003	2002
Balance at January 1,	$52,219	$47,810	$43,432
Initial consolidation of variable interest entities	5,292	—	—
Property write-down due to hurricane damage	(1,068)	—	—
Sale of real property	(4,728)	—	—
Current year depreciation expense	5,088	4,409	4,378

Balance at December 31,	$56,803	$52,219	$47,810