Form 10-Q
period 2005-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2005-05-10
CIK 798783

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of common shares of beneficial interest outstanding at April 30, 2005 – 11,760,978

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

PART I. FINANCIAL INFORMATION

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2005 and 2004

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Base rental - UHS facilities	$3,373	$2,870
Base rental - Non-related parties	2,795	2,270
Bonus rental - UHS facilities	1,223	1,262
Tenant reimbursements and other - Non-related parties	832	440
Tenant reimbursements and other - UHS facilities	268	—

	8,491	6,842

Expenses:
Depreciation and amortization	1,408	1,079
Advisory fees to UHS	355	374
Other operating expenses	1,574	789

	3,337	2,242

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	5,154	4,600

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,061 during the three month period ended March 31, 2005)	1,981	849

Property damage recovered from UHS	1,528	—

Interest expense	(1,083)	(649)

Income from continuing operations	7,580	4,800

Income from discontinued operations, net	—	248

Net income	$7,580	$5,048

Basic earnings per share:
From continuing operations	$0.64	$0.41
From discontinued operations	—	$0.02

Total basic earnings per share	$0.64	$0.43

Diluted earnings per share:
From continuing operations	$0.64	$0.41
From discontinued operations	—	$0.02

Total diluted earnings per share	$0.64	$0.43

Weighted average number of shares outstanding - Basic	11,756	11,737
Weighted average number of share equivalents	74	68

Weighted average number of shares and equivalents outstanding - Diluted	11,830	11,805

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets:

Real Estate Investments:
Buildings and improvements	$193,886	$189,859
Accumulated depreciation	(58,149)	(56,803)

	135,737	133,056
Land	23,143	23,143
Construction in progress	—	1,863

Net Real Estate Investments	158,880	158,062

Investments in and advances to limited liability companies (“LLCs”)	30,467	40,523

Other Assets:
Cash	7,239	3,588
Bonus rent receivable from UHS	1,223	1,128
Rent receivable - other	468	392
Deferred charges and other assets, net	961	890

Total Assets	$199,238	$204,583

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$12,700	$20,000
Mortgage note payable, non-recourse to us	4,055	4,083
Mortgage notes payable of consolidated LLCs, non-recourse to us	22,083	22,127
Accrued interest	392	417
Accrued expenses and other liabilities	1,876	1,902
Fair value of derivative instruments	709	1,059
Tenant reserves, escrows, deposits and prepaid rents	734	703

Total Liabilities	42,549	50,291

Minority interests	242	239

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2005 - 11,760,881; 2004 - 11,755,670	118	118
Capital in excess of par value	186,424	186,275
Cumulative net income	252,334	244,754
Accumulated other comprehensive loss	(392)	(994)
Cumulative dividends	(282,037)	(276,100)

Total Shareholders’ Equity	156,447	154,053

Total Liabilities and Shareholders’ Equity	$199,238	$204,583

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,580	$5,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,408	1,146
Gain on sale of property by LLC	(1,061)	—
Property damage recovered from UHS	(1,528)	—
Net loss on ineffective cash flow hedge	252	—
Changes in assets and liabilities:
Rent receivable	(171)	(141)
Accrued expenses and other liabilities	(26)	(64)
Tenant escrows, deposits and prepaid rents	31	(9)
Accrued interest	(25)	2
Other, net	(130)	12

Net cash provided by operating activities	6,330	5,994

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	—	(1,112)
Advances received from LLCs, net	5,880	—
Cash distributions in excess of income from LLCs	275	574
Cash distributions from sale of property by LLC	2,851	—
Cash distributions from refinancing proceeds from LLCs	2,111	—
Additions to real estate investments	(636)	(19)

Net cash provided by (used in) investing activities	10,481	(557)

Cash flows from financing activities:
Net repayments on line of credit	(7,300)	(51)
Repayments of mortgage notes payable of consolidated LLCs	(44)	—
Repayments of mortgage notes payable	(28)	(25)
Fees for new revolving credit facility	—	—
Dividends paid	(5,937)	(5,810)
Issuance of shares of beneficial interest	149	299

Net cash used in financing activities	(13,160)	(5,587)

Increase (decrease) in cash	3,651	(150)
Cash due to the initial consolidation of variable interest entities	—	628
Cash, beginning of period	3,588	628

Cash, end of period	$7,239	$1,106

Supplemental disclosures of non-cash investing activities:
Real estate recovered from UHS	$1,528	$—

Supplemental disclosures of cash flow information:
Interest paid	$856	$647

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended March 31, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of March 31, 2005, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year, however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and payable to UHS amounted to $355,000 and $374,000 for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. Pursuant to the terms of our leases with subsidiaries of UHS, we earn fixed monthly base rents plus bonus rents based upon each facility’s net patient revenue in excess of base amounts. The bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. These leases contain remaining renewal options ranging from two to five, five-year periods. Pursuant to the terms of the leases with UHS, UHS has the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our future funds from operations and results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is likely to be approximately $1 million less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended March 31, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the three months ended March 31, 2004.

Excluding the lease on the Virtue Street facility, the combined revenues generated from the leases on the other five UHS hospital facilities, accounted for approximately 48% and 60% for the three month periods ended March 31, 2005 and 2004, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, accounted for approximately 26% for both three month periods ended March 31, 2005 and 2004, of our combined consolidated and unconsolidated revenues. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the first quarter of 2005, UHS incurred an additional $1.5 million in replacement costs. Since these additional costs have also been recovered from UHS, $1.5 million has been included in net income during the three month period ended March 31, 2005. As of March 31, 2005, UHS spent a total of approximately $3.4 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed Consolidated Balance Sheet. We expect additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of March 31, 2005, UHS owned 6.7% of the outstanding shares of beneficial interest.

(3) Dividends

A dividend of $.505 per share or $5.9 million in the aggregate was declared by the Board of Trustees on March 1, 2005 and was paid on March 31, 2005 to shareholders of record as of March 16, 2005. Additionally, a dividend of $.555 per share, or approximately $6.5 million in the aggregate was declared by the Board of Trustees on April 21, 2005 and is payable on May 31, 2005 to shareholders of record as of May 16, 2005.

(4) Acquisitions and Dispositions

During the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.1 million which is included in our results of operations for the three months ended March 31, 2005.

During the first quarter of 2005, we committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which was funded as of March 31, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Medical Office Building II, located in Las Vegas, Nevada. This LLC is expected to open during the second quarter of 2006. This MOB will be 50% master leased for five years by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years.

(5) Financial Instruments

Cash Flow Hedges

At January 1, 2005, we had two $10 million interest rate swap agreements outstanding having a total notional principal amount of $20 million which mature from July, 2006 through November, 2006. The interest rate swap agreements were entered into in anticipation of certain forecasted borrowing transactions made by us. During the first quarter of 2005, based on revised borrowing forecasts, one of these $10 million interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which is included in interest expense during the first quarter of 2005, consisting of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during the three months ended March 31, 2005. During the three months ended March 31, 2004, we recorded losses of $10,000 to recognize the ineffective portion of these cash flow hedging instruments.

We also recorded in AOCI, increases of $87,000 and $62,000 for the three month periods ended March 31, 2005 and 2004, respectively, to recognize the change in fair value of the effective portion of derivatives that are designated as cash flow hedging instruments. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from March 31, 2005, it is expected that approximately $263,000 of net losses in AOCI will be reclassified into earnings within the next twelve months. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$7,580	$5,048

Other comprehensive income:
Adjustment for losses reclassified into income	606	361
Unrealized derivative gains/(losses) on cash flow hedges	(4)	(299)

Comprehensive income	$8,182	$5,110

(7) Stock-Based Compensation

At March 31, 2005, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (SAB 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award.

The SEC deferred the effective date for SFAS 123(R) for public companies from the interim to the first annual period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at March 31, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2005 and 2004. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of March 31, 2005, there were no unvested restricted share awards outstanding.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$7,580	$4,800
Income from discontinued operations, net	—	248

Net income	$7,580	$5,048

Income from continuing operations	$7,580	$4,800
Add: total stock-based compensation expenses included in net income	51	47
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(53)	(55)

Pro forma net income from continuing operations	$7,578	$4,792
Income from discontinued operations, net	—	248

Total pro forma net income	$7,578	$5,040

Basic earnings per share, as reported:
From continuing operations	$0.64	$0.41
From discontinued operations	—	0.02

Total basic earnings per share, as reported	$0.64	$0.43

Basic earnings per share, pro forma:
From continuing operations	$0.64	$0.41
From discontinued operations	—	0.02

Total basic earnings per share, pro forma	$0.64	$0.43

Diluted earnings per share, as reported:
From continuing operations	$0.64	$0.41
From discontinued operations	—	0.02

Total diluted earnings per share, as reported	$0.64	$0.43

Diluted earnings per share, pro forma:
From continuing operations	$0.64	$0.41
From discontinued operations	—	0.02

Diluted earnings per share	$0.64	$0.43

(8) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for

Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our March 31, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

Rental income recorded at the LLCs relating to leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors, including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Excluding the three consolidated LLCs mentioned above, since inception through March 31, 2005, we made total initial cash investments of $35.7 million in LLCs in which we own various non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $30.5 million, as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2005.

During the first quarter of 2005, Gold Shadow Properties repaid $5.9 million of a loan provided by us, and the remaining $600,000 was repaid subsequent to the first quarter of 2005.

During the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.1 million which is included in our results of operations for the three month period ended March 31, 2005.

As of March 31, 2005, we had investments in twenty-two LLCs, nineteen of which are accounted for by the equity method and three that were consolidated into the results of operations as of April 1, 2004. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties	95%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	94%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale	94%	Santa Fe Professional Plaza
575 Hardy Investors	73%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (a.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (c.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (d.)	95%	Spring Valley Hospital Medical Office Building II

(a.)	Tenants of these medical office buildings include subsidiaries of UHS.
(b.)	We have committed to invest a total of $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of March 31, 2005, we advanced $1.8 million in connection with this project, and the LLC has borrowed $22.5 million in construction loans from a $26 million total construction loan commitment from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(c.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of March 31, 2005, we have not invested any equity in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2005.
(d.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of March 31, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada. This project is scheduled to be completed and opened during the second quarter of 2006.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended March 31,
	2005	2004
	( in thousands)
Revenues	$7,329	$8,312

Operating expenses	3,051	3,634
Depreciation and amortization	1,233	1,820
Interest, net	1,970	2,024

Net income before gain	1,075	834
Gain on sale of real property	1,693	—

Net income	$2,768	$834

Our share of net income before gain	$920	$849
Our share of gain on sale of real property	1,061	—

Our share of net income	$1,981	$849

Included in the information presented above for the three months ended March 31, 2004 was the combined income statement information for three LLCs that we began including in our consolidated statements of income on April 1, 2004, pursuant to the provisions of FIN 46R. For the three month period ended March 31, 2004, these three LLCs had combined revenues of $1.6 million, operating expenses of $553,000, depreciation and amortization expense of $292,000 and interest expense of $435,000. There was no impact on our net income as a result of the consolidation of these LLCs.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	March 31, 2005	December 31, 2004
	( in thousands)
Net property, including CIP	$155,538	$156,332
Other assets	15,244	12,486

Total assets	$170,782	$168,818

Liabilities	$6,432	$3,909
Mortgage notes payable, non-recourse to us	134,700	124,814
Notes payable to us	2,870	8,446
Equity	26,780	31,649

Total liabilities and equity	$170,782	$168,818

Our share of equity and notes receivable from LLCs	$30,467	$40,523

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

Subsequent to March 31, 2005, we entered into an agreement with the third-party member to many of the LLCs in which we hold various ownership interests, whereby we agreed to purchase from the third-party member, additional ownership interests in four existing LLCs and agreed to sell to the third-party member, a portion of our ownership interest in one existing LLC. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

(9) Segment Reporting

Our primary segment is leasing of healthcare and human service facilities, and all revenues from external customers are related to the same segment. Additionally, we may, from time to time, loan funds to external parties. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and no discrete financial information is available or produced on any one component of the business. Accordingly, no additional disclosure requirements under SFAS 131 are required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2005, we have forty-three real estate investments or committments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, including twenty-two owned by various LLCs, and;

•	four preschool and childcare centers.

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk. There can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations, and;

•	a substantial portion of our leases are involved in the healthcare industry which continues to undergo change and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Management is unable to predict the effect, if any, these factors will have on our operating results or the operating results of our lessees, including the facilities leased to subsidiaries of UHS. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management of the Trust disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Investments in Limited Liability Companies (“LLCs”) - Our consolidated financial statements include the accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our March 31, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Relationship with UHS and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions with UHS must be approved by the Independent Trustees. Our officers are all employees of UHS and as of March 31, 2005, we had no salaried employees.

At March 31, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The combined revenues generated from the leases on these five UHS hospital facilities accounted for approximately 48% and 60% for the three month periods ended March 31, 2005 and 2004, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities accounted for 26% for both three month periods ended March 31, 2005 and 2004, of our combined consolidated and unconsolidated revenues. The leases on the hospital facilities leased to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. See Note 2 to the Consolidated Financial Statements for additional disclosure.

Results of Operations

For the quarters ended March 31, 2005 and 2004, income from continuing operations totaled $7.6 million and $4.8 million or $.64 and $.41 per diluted share, respectively, on revenues of $8.5 million and $6.8 million, respectively. For the quarter ended March 31, 2004, income from discontinued operations totaled $248,000 or $.02 per diluted share. Net income increased $2.5 million to $7.6 million or $.64 per diluted share during the three month period ended March 31, 2005, as compared to $5.1 million or $.43 per diluted share during the comparable prior year quarter.

The $2.8 million increase in income from continuing operations during the first quarter of 2005, as compared to the comparable prior year quarter, was primarily due to: (i) a $1.5 million gain recorded during the first quarter of 2005 related to property damaged recovered from UHS in connection with replacement of damaged property at Wellington Regional Medical Center resulting from a hurricane during 2004, as discussed below; (ii) a $1.1 million gain resulting from the sale, during the first quarter of 2005, of East Mesa Medical Center by a LLC in which we owned a 73% non-controlling ownership interest, and; (iii) $191,000 of other net favorable changes. The $2.5 million increase in net income during the first quarter of 2005, as compared to the comparable prior year quarter, was due primarily to the $2.8 million of increase in income from continuing operations, as discussed above, partially offset by $248,000 of net income recorded during the first quarter of 2004 in connection with the Virtue Street Pavilion which was purchased by UHS in December of 2004, as discussed below.

During the first quarter ended March 31, 2005, as compared to the comparable prior year quarter, revenues increased $1.7 million, depreciation and amortization increased $329,000 and other operating expenses increased $785,000, all due primarily to the consolidation of the results of operations of the three LLCs, as discussed below. Also contributing to the increase in our other operating expenses was an increase of approximately $140,000 resulting partially from increases in insurance premiums on Directors and Officers insurance coverage.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.3 million and $621,000 for the three months ended March 31, 2005 and 2004, respectively. The $638,000 increase in operating expenses related to our medical office buildings is due primarily to the consolidation of the three LLCs, as discussed below. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our statements of income.

Interest expense increased $434,000 during the three months ended March 31, 2005, as compared to the comparable prior year quarter, due primarily to: (i) an increase of $426,000 resulting from the consolidation of the LLCs, as discussed below; (ii) a net charge of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (iii) a decrease of approximately $200,000 due primarily to a decrease in our average outstanding borrowings.

Equity in income of unconsolidated LLCs increased $1.1 million during the first quarter of 2005, as compared to the comparable prior year quarter, due to: (i) a $1.1 million gain from the sale of real property (East Mesa Medical Center) by a LLC during the first quarter of 2005; (ii) $305,000 decrease due to the consolidation of the LLCs, as discussed below, and; (iii) $376,000 of other net favorable changes due primarily to additional depreciation and amortization expense recorded at certain LLCs during the first quarter of 2004 resulting from revised purchase price allocations related to then recent acquisitions to reflect the identification of in-place leases and above and below market value lease intangibles.

As of March 31, 2005, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own a 98% or 99% non-controlling ownership interest, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these three LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

The following table presents the effect on our Consolidated Statement of Income for the three months ended March 31, 2005 resulting from the consolidation of the three LLCs considered variable interest entities (amounts in thousands):

Three Months Ended March 31, 2005	Consolidated Statement of Income before consolidation of LLCs considered variable interest entities	Combined Statements of Income for LLCs (a)	As reported on Consolidated Statement of Income
Revenues:
Base rental - UHS facilities	$2,870	$503	$3,373
Base rental - Non-related parties	2,225	570	2,795
Bonus rental - UHS facilities	1,223	—	1,223
Tenant reimbursements and other - Non-related parties	540	292	832
Tenant reimbursements and other - UHS facilities	—	268	268

	6,858	1,633	8,491

Expenses:
Depreciation and amortization	1,114	294	1,408
Advisory fee to UHS	355	—	355
Other operating expenses	966	608	1,574

	2,435	902	3,337

Income before equity in limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	4,423	731	5,154

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,061)	2,286	(305)	1,981
Property damage recovered from UHS	1,528	—	1,528
Interest expense	(657)	(426)	(1,083)

Net income	$7,580	—	$7,580

(a)	As discussed above, the operating results of the three variable interest entities were accounted for under the equity method for the three month period ended March 31, 2004 and consolidated in our financial results for periods subsequent to April 1, 2004.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experienced significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the first quarter of 2005, UHS incurred an additional $1.5 million in replacement costs and since these additional costs have also been recovered from UHS, $1.5 million has been included in net income during the three month period ended March 31, 2005. As of March 31, 2005, UHS spent a total of approximately $3.4 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet as of that date. We expect additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. As UHS continues to expend money to repair the building we will continue to recognize income concurrently.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our future funds from operations and results of operations will likely be adversely affected since at interest rates as currently projected, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is likely to be approximately $1 million less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended March 31, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the three months ended March 31, 2004.

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

Below is a reconciliation of our reported net income to FFO for the three months periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$7,580	$5,048

Plus: Depreciation and amortization expense:
Consolidated investments	1,345	1,103
Unconsolidated affiliates	895	1,610
Less: Gain on LLC’s sale of real property	(1,061)	—
Property damage recovered from UHS	(1,528)	—

Funds From Operations (FFO)	$7,231	$7,761

Our FFO decreased 6.8% or $530,000 to $7.2 million for the three months ended March 31, 2005 as compared to $7.8 million in the comparable prior year quarter. This decrease in FFO was due primarily to a charge of $252,000 recorded during the first quarter of 2005 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and a decrease of approximately $250,000 resulting from the purchase of the Virtue Street Pavilion by UHS in December of 2004, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2005 and $6.0 million for the three months ended March 31, 2004.

The $343,000 net favorable change during the first three months of 2005, as compared to the comparable prior year quarter, was attributable to a $457,000 favorable change in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sale of property by LLC, property damage recovered from UHS and net loss on ineffective cash flow hedge), as discussed in Results of Operations, partially offset by $114,000 of other net unfavorable changes.

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $10.5 million during the three months ended March 31, 2005 and ($557,000) during the three months ended March 31, 2004.

During the first quarter of 2005, we received $5.9 million from a LLC for repayment of an advance, $2.9 million of cash proceeds related to the sale of real property by a LLC, $2.1 million of cash proceeds related to debt refinancing by LLCs, $275,000 of cash distributions in excess of net income from our unconsolidated LLCs and spent $636,000 on capital additions to certain of our real estate investments. During the first quarter of 2004, we received $574,000 of cash distributions in excess of net income from our unconsolidated LLCs and funded a $1.1 million equity investment in a LLC in which we hold a non-controlling ownership interest.

Net cash used in financing activities

Net cash used in financing activities was $13.2 million during the three months ended March 31, 2005 and $5.6 million during the three months ended March 31, 2004.

During the first quarter of 2005, we had net debt repayments of $7.3 million on our revolving line of credit, paid $5.9 million of dividends and generated $149,000 of cash from the issuance of shares of beneficial interest. During the first quarter of 2004, we paid $5.8 million in dividends and generated $299,000 of cash from the issuance of shares of beneficial interest.

From time to time, our Board of Trustees has considered raising the amount of our quarterly dividend which has historically been more conservative than the healthcare REIT industry average. Subsequent to March 31, 2005, the Board of Trustees voted to increase our quarterly dividend by 10% or $.05 per share to bring our dividend payout ratio in-line with the healthcare REIT industry average. A dividend of $.555 per share will be payable on May 31, 2005 to shareholders of record as of May 16, 2005. Since our inception, we have increased our annual dividend each year for eighteen consecutive years while maintaining our fundamental goal of providing a secure dividend stream to our shareholders. We recently received an expression of interest from another healthcare REIT in which it indicated that it believed it could provide greater value to our shareholders. The Board of Trustees reviewed the proposal and determined that, for various reasons, it was not in the best interest of the shareholders to pursue the proposal. However, in the course of its analysis of the proposal, the Board of Trustees once again considered the amount of our dividend and determined that based upon anticipated future cash flows, an increase in the quarterly dividend would be appropriate to enhance shareholder value. It is expected that the next quarterly dividend will be declared on or about September 1st with a record date and payment date to be determined later.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At March 31, 2005, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At March 31, 2005, we had $12.7 million of outstanding borrowings and $15.5 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At March 31, 2005, we had approximately $51.8 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at March 31, 2005.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of March 31, 2005 with a combined outstanding balance of $26.1 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at March 31, 2005 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,055	8.3%	2010
Desert Springs Medical Plaza	5,433	7.9%	2006
Summerlin Hospital MOB	7,448	7.0%	2009
Summerlin Hospital MOB II	9,202	8.3%	2010

Total	$26,138

The following represents the scheduled maturities of our contractual obligations as of March 31, 2005:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt fixed (a)	$26,138	$588	$$6,246	$7,641	$11,663
Long-term debt-variable	12,700	12,700	—	—	—
Construction commitments (b) (c) (d)	23,136	23,136	—	—	—

Total contractual cash obligations	$61,974	$36,424	$$6,246	$7,641	$11,663

(a)	Excludes $134.7 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of March 31, 2005 (see Note 8 to the Consolidated Financial Statements).
(b)	As of March 31, 2005, we have invested approximately $1.8 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The St. Mary’s Center for Health, a medical office building located in Reno, Nevada. The property opened during the first quarter of 2005.
(c)	As of March 31, 2005, we have committed to invest up to $3.5 million (none of which was funded as of March 31, 2005) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.
(d)	As of March 31, 2005 we have committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which was funded as of March 31, 2005) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.

Off Balance Sheet Arrangements

As of March 31, 2005, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at March 31, 2005 totaled $15.5 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $9.7 million related to Arlington Medical Properties; (iii) $800,000 related to Spring Valley Medical Properties; (iv) $2.8 million related to Sierra Medical Properties, and; (v) $900,000 related to Gold Shadow Properties. The $9.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which $1.8 million has been funded. The $2.8 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, none of which has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2005. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 6. Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Financial Report by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

All other items of this Report are inapplicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Officer.)