Form 10-Q
period 2005-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2005-08-09
CIK 798783

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of common shares of beneficial interest outstanding at July 31, 2005 – 11,765,716

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2005 and 2004

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Base rental - UHS facilities	$3,452	$3,395	$6,825	$6,265
Base rental - Non-related parties	2,833	2,795	5,628	5,106
Bonus rental - UHS facilities	1,119	1,192	2,342	2,454
Tenant reimbursements and other - Non-related parties	748	769	1,580	1,168
Tenant reimbursements and other - UHS facilities	193	215	461	215

	8,345	8,366	16,836	15,208

Expenses:
Depreciation and amortization	1,466	1,372	2,874	2,451
Advisory fees to UHS	353	367	708	741
Other operating expenses	1,548	1,480	3,122	2,269

	3,367	3,219	6,704	5,461

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	4,978	5,147	10,132	9,747

Equity in income of unconsolidated LLCs (including gains on sales of real properties of $1,043 during the six month period ended June 30, 2005, and $1,009 during the three and six month periods ended June 30, 2004)	815	1,942	2,796	2,791

Property damage recovered from UHS	1,213	—	2,741	—

Interest expense	(801)	(918)	(1,884)	(1,567)

Income from continuing operations	6,205	6,171	13,785	10,971

Income from discontinued operations, net	—	248	—	496

Net income	$6,205	$6,419	$13,785	$11,467

Basic earnings per share:
From continuing operations	$0.53	$0.53	$1.17	$0.94
From discontinued operations	$0.00	$0.02	$0.00	$0.04

Total basic earnings per share	$0.53	$0.55	$1.17	$0.98

Diluted earnings per share:
From continuing operations	$0.52	$0.52	$1.16	$0.93
From discontinued operations	$0.00	$0.02	$0.00	$0.04

Total diluted earnings per share	$0.52	$0.54	$1.16	$0.97

Weighted average number of shares outstanding - Basic	11,762	11,741	11,759	11,739
Weighted average number of share equivalents	77	66	76	67

Weighted average number of shares and equivalents outstanding - Diluted	11,839	11,807	11,835	11,806

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets:

Real Estate Investments:
Buildings and improvements	$195,183	$189,859
Accumulated depreciation	(59,553)	(56,803)

	135,630	133,056
Land	23,143	23,143
Construction in progress	—	1,863

Net Real Estate Investments	158,773	158,062

Investments in and advances to limited liability companies (“LLCs”)	37,349	40,523

Other Assets:
Cash	2,532	3,588
Bonus rent receivable from UHS	1,119	1,128
Rent receivable - other	694	392
Deferred charges and other assets, net	888	890

Total Assets	$201,355	$204,583

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$14,800	$20,000
Mortgage note payable, non-recourse to us	4,027	4,083
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,960	22,127
Accrued interest	465	417
Accrued expenses and other liabilities	2,000	1,902
Fair value of derivative instruments	585	1,059
Tenant reserves, escrows, deposits and prepaid rents	812	703

Total Liabilities	44,649	50,291

Minority interests	289	239

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2005 - 11,765,395; 2004 - 11,755,670	118	118
Capital in excess of par value	186,590	186,275
Cumulative net income	258,539	244,754
Accumulated other comprehensive loss	(266)	(994)
Cumulative dividends	(288,564)	(276,100)

Total Shareholders’ Equity	156,417	154,053

Total Liabilities and Shareholders’ Equity	$201,355	$204,583

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,785	$11,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,874	2,585
Gains on sales of properties by LLCs	(1,043)	(1,009)
Property damage recovered from UHS	(2,741)	—
Net loss on ineffective cash flow hedge	254	—
Changes in assets and liabilities:
Rent receivable	(293)	38
Accrued expenses and other liabilities	98	(5)
Tenant reserves, escrows, deposits and prepaid rents	109	8
Accrued interest	48	(34)
Other, net	(119)	37

Net cash provided by operating activities	12,972	13,087

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(6,299)	(1,826)
Repayments of advances made to LLCs	6,480	55
Advances made to LLCs	(1,511)	—
Cash distributions in excess of income from LLCs	585	1,429
Cash distributions of sale proceeds from escrow account of LLCs	—	6,405
Cash distributions from sales of properties by LLCs	2,851	1,009
Cash distributions of refinancing proceeds from LLCs	2,111	800
Additions to real estate investments	(720)	(16)
Proceeds received from sale of minority ownership interest in LLC	47	—

Net cash provided by investing activities	3,544	7,856

Cash flows from financing activities:
Net repayments on line of credit	(5,200)	(8,653)
Repayments of mortgage notes payable of consolidated LLCs	(167)	(112)
Repayments of mortgage notes payable	(56)	(50)
Dividends paid	(12,464)	(11,681)
Issuance of shares of beneficial interest	315	170

Net cash used in financing activities	(17,572)	(20,326)

(Decrease) increase in cash	(1,056)	617
Cash, beginning of period	3,588	628

Cash, end of period	$2,532	$1,245

Supplemental disclosures of cash flow information:
Interest paid	$1,582	$1,601

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of June 30, 2005, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and paid (or payable) to UHS amounted to $353,000 and $367,000 for the three months ended June 30, 2005 and 2004, respectively, and $708,000 and $741,000 for the six month periods ended June 30, 2005 and 2004, respectively.

The Trust commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with the base rents set forth in the leases effective for all but the last two renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

Pursuant to the terms of the leases with UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

At June 30, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The table below details the renewal options and terms for each of the five UHS hospital facilities as of June 30, 2005:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25	(a)
Wellington Regional Medical Center	Acute Care	$2,495,000	December, 2006	25	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$1,857,000	December, 2006	25	(b)
Chalmette Medical Center	Acute Care	$960,000	March, 2008	10	(c)
The Bridgeway	Behavioral Health	$683,000	December, 2009	15	(d)

(a)	UHS has five 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread (through March, 2018).
(d)	UHS has one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility has experienced significant declines in patient volume and profitability. In addition, as competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 94-bed children’s facility as well as a 134-bed replacement behavioral health facility, both of which are scheduled to be completed and opened during the first quarter of 2006. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and possibly others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms and the underlying value of the property.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended

December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the three and six months ended June 30, 2005, UHS incurred an additional $1.2 million and $2.7 million, respectively, in replacement costs. Since these additional costs have also been recovered from UHS, $1.2 million and $2.7 million has been included in net income during the three and six month periods ended June 30, 2005, respectively. As of June 30, 2005, UHS spent a total of approximately $4.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed Consolidated Balance Sheet. We expect additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our funds from operations and results of operations have been adversely affected since at current and projected interest rates, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is expected to be approximately $1 million per annum less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended June 30, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. During the six month period ended June 30, 2004, we earned $630,000 of revenue, incurred $134,000 of depreciation expense and generated $496,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004.

Excluding the lease on the Virtue Street facility, as a percentage of our consolidated revenues, the combined revenues generated from the leases on the other five UHS hospital facilities, accounted for approximately 48% and 49% for the three month periods ended June 30, 2005 and 2004, respectively, and 48% and 54% for the six month periods ended June 30, 2005 and 2004, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, as a percentage of our consolidated and unconsolidated revenues, accounted for approximately 24% and 26% for the three month periods ended June 30, 2005 and 2004, and 25% and 26% for the six month periods ended June 30, 2005 and 2004, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of June 30, 2005, UHS owned 6.7% of the outstanding shares of beneficial interest.

UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the lessees of five of our hospital facilities are subsidiaries of UHS which, on a combined with basis, comprised 48% of our consolidated revenues for the six months ended June 30, 2005, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.555 per share or $6.5 million in the aggregate was declared by the Board of Trustees on April 21, 2005 and was paid on May 31, 2005 to shareholders of record as of May 16, 2005.

(4) Acquisitions and Dispositions

During the first six months of 2005:

We invested $6.3 million in LLCs as follows:

•	$3.6 million of equity funded during the second quarter of 2005 in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005. We have committed to invest a total of $10.5 million ($8.0 million in equity and $2.5 million in debt financing). The LLC also obtained a $26 million third-party mortgage that is non-recourse to us;

•	$2.5 million funded during the second quarter of 2005 in connection with the restructure of the ownership interests and allocation of future profit distributions (with the unrelated third-party member) of four existing unconsolidated LLCs. Also, in connection with this transaction, we received $47,000 for the restructure of the ownership interest and allocation of future profit distributions of one existing consolidated LLC. In connection with these transactions, we also established two new master limited liability companies to hold these jointly-owned LLCs and entered into a new venture agreement that will govern all our future investments with this unrelated third-party member, and;

•	$161,000 funded during the second quarter in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza, located in Fontana, California. We have committed to invest a total of up to $3.5 million in equity in this LLC. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project is scheduled to be completed and opened during the fist quarter of 2006.

We received $6.5 million of advances from LLCs as follows:

•	$6.5 million received as repaid advances previously provided to a LLC in which we have a 98% non-controlling equity interest ($600,000 received in the second quarter and $5.9 million in the first quarter).

We advanced $1.5 million to LLCs as follows:

•	$400,000 additional advance made during the second quarter of 2005 to Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in this LLC;

•	$680,000 advance made during the second quarter of 2005 to Desert Samaritan Hospital MOBs, an existing LLC in which we have a 76% non-controlling equity interest, and;

•	$425,000 advance made during the second quarter of 2005 to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest.

(5) Financial Instruments

Cash Flow Hedges

At January 1, 2005, we had two $10 million interest rate swap agreements outstanding having a total notional principal amount of $20 million which were scheduled to mature from July, 2006 through November, 2006. The interest rate swap agreements were entered into in anticipation of certain forecasted borrowing transactions made by us.

During the first quarter of 2005, based on revised borrowing forecasts, one of these $10 million interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during the first quarter of 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during the three months ended March 31, 2005. This swap agreement was terminated during the second quarter of 2005 and a termination fee of $319,000 was paid during July, 2005. During the three and six month periods ended June 30, 2004, we recorded $91,000 and $81,000, respectively, to recognize the ineffective portion of the cash flow hedging instrument.

With respect to the other $10 million swap agreement, we recorded in AOCI increases of $126,000 and $705,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $213,000 and $767,000 for the six month periods ended June 30, 2005 and 2004, respectively, to recognize the change in fair value of the effective portion of the derivative that is designated as a cash flow hedging instrument. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from June 30, 2005, it is expected that approximately $220,000 of net losses in AOCI will be reclassified into earnings within the next twelve months. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$6,205	$6,419	$13,785	$11,467
Other comprehensive income:
Adjustment for losses reclassified into income	150	309	756	670
Unrealized derivative gains/(losses) on cash flow hedges	(24)	396	(28)	97

Comprehensive income	$6,331	$7,124	$14,513	$12,234

(7) Stock-Based Compensation

At June 30, 2005, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

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

The SEC deferred the effective date for SFAS 123(R) for public companies from the interim to the first annual period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at June 30, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2005 and 2004. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of June 30, 2005, there were no unvested restricted share awards outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$6,205	$6,171	$13,785	$10,971
Income from discontinued operations, net	—	248	—	496

Net income	$6,205	$6,419	$13,785	$11,467

Income from continuing operations	$6,205	$6,171	$13,785	$10,971
Add: total stock-based compensation expenses included in net income	56	47	107	94
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards	(58)	(48)	(111)	(103)

Pro forma net income from continuing operations	$6,203	$6,170	$13,781	$10,962
Income from discontinued operations, net	—	248	—	496

Total pro forma net income	$6,203	$6,418	$13,781	$11,458

Basic earnings per share, as reported:
From continuing operations	$0.53	$0.53	$1.17	$0.94
From discontinued operations	—	$0.02	—	$0.04

Total basic earnings per share, as reported	$0.53	$0.55	$1.17	$0.98

Basic earnings per share, pro forma:
From continuing operations	$0.53	$0.53	$1.17	$0.94
From discontinued operations	—	$0.02	—	$0.04

Total basic earnings per share, pro forma	$0.53	$0.55	$1.17	$0.98

Diluted earnings per share, as reported:
From continuing operations	$0.52	$0.52	$1.16	$0.93
From discontinued operations	—	$0.02	—	$0.04

Total diluted earnings per share, as reported	$0.52	$0.54	$1.16	$0.97

Diluted earnings per share, pro forma:
From continuing operations	$0.52	$0.52	$1.16	$0.93
From discontinued operations	—	$0.02	—	$0.04

Diluted earnings per share	$0.52	$0.54	$1.16	$0.97

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our June 30, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Excluding the three consolidated LLCs mentioned above, since inception through June 30, 2005, we made total initial cash investments of $42.9 million in LLCs in which we own various non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $37.3 million, as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2005.

During the six months ended June 30, 2005, Gold Shadow Properties repaid $6.5 million of a loan provided by us, of which $5.9 million was repaid during the first quarter and $600,000 during the second quarter.

As of June 30, 2005, we had investments in twenty-two LLCs, nineteen of which are accounted for by the equity method and three that were consolidated into the results of operations as of April 1, 2004. Four of these unconsolidated (and one of the consolidated) LLCs’ membership interests were transferred to two newly created LLCs during the second quarter. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II

(a.)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of June 30, 2005, we advanced $5.7 million in connection with this project, and the LLC has borrowed $25.9 million in construction loans from a $26 million total construction loan commitment from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of June 30, 2005, we have invested $161,000 in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of June 30, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2006.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(amounts in thousands)
Revenues	$8,023	$7,326	$15,352	$16,534

Operating expenses	3,468	3,386	6,519	7,303
Depreciation and amortization	1,357	1,311	2,590	3,282
Interest, net	2,242	1,868	4,212	4,248

Net income before gain	956	761	2,031	1,701
Gain on sale of real property	—	1,192	1,693	1,192

Net income	$956	$1,953	$3,724	$2,893

Our share of net income before gain	$833	$933	$1,753	$1,782
Our share of gain on sale of real property	(18)	1,009	1,043	1,009

Our share of net income	$815	$1,942	$2,796	$2,791

Included in the information presented above for the six month period ended June 30, 2004 was the combined income statement information for the three month period ended March 31, 2004, for the three LLCs that we began including in our Consolidated Statements of Income on April 1, 2004, pursuant to the provisions of FIN 46R. During the three month period ended March 31, 2004, these three LLCs had combined revenues of $1.6 million, operating expenses of $559,000, depreciation and amortization expense of $292,000 and interest expense of $435,000. There was no impact on our net income as a result of the consolidation of these LLCs.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	June 30, 2005	December 31, 2004
	(in thousands)
Net property, including CIP	$163,116	$156,332
Other assets	17,805	12,486

Total assets	$180,921	$168,818

Liabilities	$6,846	$3,909
Mortgage notes payable, non-recourse to us	138,460	124,814
Notes payable to us	3,574	8,446
Equity	32,041	31,649

Total liabilities and equity	$180,921	$168,818

Our share of equity and notes receivable from LLCs	$37,349	$40,523

Pursuant to the operating agreements of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering-Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

On May 1, 2005, we entered into an agreement with the unrelated third-party member to twenty of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

(9) Segment Reporting

We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. We aggregate our properties into one reportable segment based upon their similarities with regard to both the nature of the properties, tenants and operational processes. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and accordingly, no additional disclosure requirements under SFAS 131 are required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2005, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, including twenty-two owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities; decreasing inpatient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance (including earthquake insurance in California) and general and professional liability insurance and as a result, certain operators have assumed a greater portion of their liability risk. There can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations;

•	substantially all of our leases are involved in the healthcare industry which continues to undergo change and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, in McAllen, Texas, the site of our largest facility (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility has experienced significant declines in patient volume and profitability. In addition, as competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 94-bed children’s facility as well as a 134-bed replacement behavioral health facility, both of which are scheduled to be completed and opened during the first quarter of 2006. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and possibly others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms and the underlying value of the property.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our June 30, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Relationship with UHS and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions with UHS must be approved by the Independent Trustees. Our officers are all employees of UHS and as of June 30, 2005, we had no salaried employees.

At June 30, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The combined revenues generated from the leases on these five UHS hospital facilities accounted for approximately 48% and 49% for the three month periods ended June 30, 2005 and 2004, respectively, and 48% and 54% for the six month periods ended June 30, 2005 and 2004, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities accounted for 24% and 26% for the three month periods ended June 30, 2005 and 2004, respectively, and 25% and 26% for the six month periods ended June 30, 2005 and 2004, respectively, of our combined consolidated and unconsolidated revenues. The leases on the hospital facilities leased to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. See Note 2 to the Consolidated Financial Statements for additional disclosure.

Results of Operations

For the quarters ended June 30, 2005 and 2004, income from continuing operations totaled $6.2 million or $.52 per diluted share for both three month periods, on revenues of $8.3 million and $8.4 million, respectively. For the quarter ended June 30, 2004, income from discontinued operations totaled $248,000 or $.02 per diluted share. Net income decreased $214,000 to $6.2 million or $.52 per diluted share during the three month period ended June 30, 2005, as compared to $6.4 million or $.54 per diluted share during the comparable prior year quarter. Included in net income during the second quarter of 2005 is $1.2 million, or $.10 per diluted share, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center that were damaged by a hurricane during 2004. Included in net income during the second quarter of 2004 was a gain of $1.0 million, or $.09 per diluted share, resulting from the sale of real property by an unconsolidated LLC.

During the six month periods ended June 30, 2005 and 2004, income from continuing operations totaled $13.8 million and $11.0 million or $1.16 and $.93 per diluted share, on revenues of $16.8 million and $15.2 million, respectively. For the six month period ended June 30, 2004, income from discontinued operations totaled $496,000 or $.04 per diluted share. Net income increased $2.3 million to $13.8 million or $1.16 per diluted share during the six month period ended June 30, 2005, as compared to $11.5 million or $.97 per diluted share during the comparable prior year period. The increase in net income of $2.3 million or $.20 per diluted share during the first six months of 2005, as compared to the comparable prior year period, was primarily due to: (i) a gain of $2.7 million or $.23 per diluted share recorded during the six month period of 2005 related to property damaged recovered from UHS in connection with replacement of damaged property at Wellington Regional Medical Center resulting from a hurricane during 2004, as discussed below, partially offset by; (ii) $496,000 or $.04 per diluted share of income from discontinued operations recorded during the six month period of 2004 in connection with the Virtue Street Pavilion which was purchased by UHS in December of 2004, as discussed below.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.3 million for both three month periods ended June 30, 2005 and 2004, and $2.5 million and $1.9 million for the six month periods ended June 30,

2005 and 2004, respectively. The $600,000 increase in operating expenses during the six month period ending June 30, 2005 as compared to the comparable 2004 period related to our medical office buildings is due primarily to the consolidation of the three LLCs, as discussed below. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our statements of income.

Interest expense decreased $117,000 during the three months ended June 30, 2005, as compared to the comparable prior year quarter, due primarily to a decrease in our average outstanding borrowings, offset by an increase in our average cost of funds. Interest expense increased $317,000 during the six months ended June 30, 2005, as compared to the comparable prior year period, due primarily to: (i) an increase of $426,000 resulting from the consolidation of the LLCs, as discussed below; (ii) a net charge of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (iii) a decrease of approximately $360,000 due primarily to a decrease in our average outstanding borrowings, offset by an increase in our average cost of funds.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience a significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the first six months of 2005, UHS incurred an additional $2.7 million in replacement costs and since these additional costs have also been recovered from UHS, $2.7 million has been included in net income during the six month period ended June 30, 2005. As of June 30, 2005, UHS spent a total of approximately $4.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet as of that date. We expect additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. As UHS continues to expend money to repair the building we will continue to recognize income concurrently.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our funds from operations and results of operations have been adversely affected since at current and projected interest rates, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is expected to be approximately $1 million per annum less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended June 30, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. During the six month period ended June 30, 2004, we earned $630,000 of revenue, incurred $134,000 of depreciation expense and generated $496,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004.

Equity in income of unconsolidated LLCs decreased $1.1 million during the second quarter of 2005, as compared to the comparable prior year quarter, due to: (i) a $1.0 million gain from the sale of real property by a LLC during the first quarter of 2004, and; (ii) approximately $100,000 of other net unfavorable changes.

As of June 30, 2005, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

Our Consolidated Statements of Income for the three and six month periods ended June 30, 2005 include the revenue and expenses associated with the three LLCs. The revenue and expenses associated with these properties were also included in our Consolidated Statements of Income for the three month period ended June 30, 2004. Prior to April 1, 2004, the operations of these LLCs were recorded in our Consolidated Statements of Income using the equity method of accounting and, therefore, the revenue and expenses of these three LLCs were not consolidated in our Consolidated Statements of Income. The “As Adjusted” column in the table below presents the effect this three month period ended March 31, 2004 would have had on our Consolidated Income Statement for the six month period ended June 30, 2004, had we consolidated these three VIEs for the three month period ended March 31, 2004. There was no impact on our net income as a result of the consolidation of these LLCs.

(amounts in thousands)

Six Months Ended June 30, 2004	As reported in Consolidated Statements of Income	Jan – Mar, 2004 Combined Statements of Income for LLCs	As Adjusted
Revenues	15,208	1,646	16,854

Expenses:
Depreciation and amortization	2,451	292	2,743
Advisory fee to UHS	741	—	741
Other operating expenses	2,269	559	2,828

	5,461	851	6,312

Income before equity in limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	9,747	795	10,542

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009)	2,791	(360)	2,431
Interest expense	(1,567)	(435)	(2,002)

Income from discontinued operations	496	—	496

Net income	$11,467	—	$11,467

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$6,205	$6,419	$13,785	$11,467

Plus: Depreciation and amortization expense:
Consolidated investments	1,405	1,380	2,750	2,483
Unconsolidated affiliates	989	897	1,884	2,507
Less: Gain on LLC’s sale of real property	18	(1,009)	(1,043)	(1,009)
Property damage recovered from UHS	(1,213)	—	(2,741)	—

Funds from operations (FFO)	$7,404	$7,687	$14,635	$15,448

Our FFO decreased 3.7% or $283,000 to $7.4 million for the three months ended June 30, 2005 as compared to $7.7 million in the comparable prior year quarter. Approximately $250,000 of this decrease is the result of the purchase of the Virtue Street Pavilion by UHS in December, 2004, as discussed above. Our FFO decreased 5.3% or $813,000 to $14.6 million for the six month period ended June 30, 2005 as compared to $15.4 million in the comparable prior year period. This decrease in FFO was due primarily to a charge of $252,000 recorded during the first six months of 2005 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and a decrease of approximately $500,000 resulting from the purchase of the Virtue Street Pavilion by UHS in December of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2005 and $13.1 million for the six months ended June 30, 2004.

The $115,000 net unfavorable change during the first six months of 2005, as compared to the comparable prior year period, was primarily attributable to: (i) a $86,000 favorable change in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sale of property by LLC, property damage recovered from UHS and net loss on ineffective cash flow hedge), as discussed in Results of Operations; (ii) a $331,000 unfavorable change in rent receivable, and; (iii) a $130,000 of other net favorable changes.

Net cash provided by investing activities

Net cash provided by investing activities was $3.5 million during the six months ended June 30, 2005 and $7.9 million during the six months ended June 30, 2004.

During the six month periods ended June 30, 2005 and 2004, we funded equity investments of $6.3 million (including $2.4 million related to two new LLC agreements discussed below) and $1.8 million, respectively, in LLCs in which we own non-controlling equity interests. During the six month period ended June 30, 2005, we entered into an agreement with the third-party member to twenty of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

During the six month period ended June 30, 2005, we received $6.5 million from a LLC for repayment of an advance, $2.9 million of cash proceeds related to the sale of real property by a LLC, $2.1 million of cash proceeds related to debt refinancing by a LLC, $585,000 of cash distributions in excess of net income from our unconsolidated LLCs, advanced $1.5 million to LLCs in which we own non-controlling equity interests and spent $720,000 on capital additions to certain of our real estate investments. During the six month period ended June 30, 2004, we received: (i) $6.4 million representing our share of the proceeds from the sale of two medical office buildings in Torrance, California, during 2003; (ii) $1.0 million representing our share of the proceeds from the sale of a medical office building by a LLC during the second quarter of 2004; (iii) $800,000 from debt refinancing by a LLC, and; (iv) $1.4 million of distributions in excess of net income from our unconsolidated LLCs. During the six month period ended June 30, 2004, we funded equity investments of $1.8 million in LLCs in which we own non-controlling equity interests

Net cash used in financing activities

Net cash used in financing activities was $17.6 million during the six months ended June 30, 2005 and $20.3 million during the six months ended June 30, 2004.

During the six month period ended June 30, 2005, we had net debt repayments of $5.2 million on our revolving line of credit, paid $12.5 million of dividends and generated $315,000 of cash from the issuance of shares of beneficial interest. During the six month period ended June 30, 2004, we had net debt repayments of $8.7 million on our revolving line of credit, paid $11.7 million in dividends and generated $170,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.555 per share was paid on May 31, 2005 to shareholders of record as of May 16, 2005.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to obtaining additional commitments from lenders, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At June 30, 2005, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At June 30, 2005, we had $14.8 million of outstanding borrowings and $15.5 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At June 30, 2005, we had approximately $49.7 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at June 30, 2005.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of June 30, 2005 with a combined outstanding balance of $26.0 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at June 30, 2005 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,027	8.3%	2010
Desert Springs Medical Plaza	5,398	7.9%	2006
Summerlin Hospital MOB	7,402	7.0%	2009
Summerlin Hospital MOB II	9,160	8.3%	2010

Total	$25,987

The following represents the scheduled maturities of our contractual obligations as of June 30, 2005:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt fixed (a)	$25,987	$626	$6,350	$10,905	$8,106
Long-term debt-variable	14,800	—	14,800	—	—
Construction commitments (b) (c) (d)	25,120	25,120	—	—	—

Total contractual cash obligations	$65,907	$25,746	$21,150	$10,905	$8,106

(a)	Excludes $138.5 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of June 30, 2005 (see Note 8 to the Consolidated Financial Statements).
(b)	As of June 30, 2005, we have invested approximately $5.7 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $10.5 million ($8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The St. Mary’s Center for Health, a medical office building located in Reno, Nevada. The property opened during the first quarter of 2005.
(c)	As of June 30, 2005, we have committed to invest up to $3.5 million ($161,000 of which was funded as of June 30, 2005) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.
(d)	As of June 30, 2005 we have committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which was funded as of June 30, 2005) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.

Off Balance Sheet Arrangements

As of June 30, 2005, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at June 30, 2005 totaled $15.5 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $9.7 million related to Arlington Medical Properties; (iii) $800,000 related to Spring Valley Medical Properties; (iv) $2.8 million related to Sierra Medical Properties, and; (v) $900,000 related to Gold Shadow Properties. The $9.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which $1.8 million has been funded. The $2.8 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties of which $161,000 has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2005. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of June 30, 2005, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 4. Submission of Matters to a Vote of Security Holders

(a.)	The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 1, 2005.

(b.)	Not applicable.

(c.)	At the meeting, the following proposals, as described in the proxy statement delivered to all of our shareholders, were approved by the votes indicated:

Election by holders of our shares of two Class I Trustees

	Alan B. Miller	Myles H. Tanenbaum
Votes cast in favor	11,021,713	10,838,627
Votes withheld	72,525	255,610

(d.)	Not applicable

Item 6. Exhibits and Reports

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

Date: August 9, 2005	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Officer.)