Form 10-Q
period 2005-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2005-11-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares of beneficial interest outstanding at October 31, 2005 – 11,770,632

UNIVERSAL HEALTH REALTY INCOME TRUST

I N D E X

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2005 and 2004

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Base rental - UHS facilities	$3,388	$3,411	$10,213	$9,676
Base rental - Non-related parties	2,763	2,798	8,391	7,904
Bonus rental - UHS facilities	1,079	1,086	3,421	3,540
Tenant reimbursements and other - Non-related parties	767	834	2,347	2,002
Tenant reimbursements and other - UHS facilities	220	224	681	439

	8,217	8,353	25,053	23,561

Expenses:
Depreciation and amortization	1,411	1,373	4,285	3,824
Advisory fees to UHS	359	377	1,067	1,118
Other operating expenses	1,590	1,361	4,712	3,630
Property write-down - hurricane damage - Chalmette	6,259	—	6,259	—
Property write-down - hurricane damage - Wellington	—	1,863	—	1,863
Property damage recoverable from UHS - Chalmette	(6,259)	—	(6,259)	—
Property damage recoverable from UHS - Wellington	—	(1,863)	—	(1,863)

	3,360	3,111	10,064	8,572

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	4,857	5,242	14,989	14,989
Equity in income of unconsolidated LLCs (including gains on sales of real properties of $1,043 and $1,009 during the nine month periods ended September 30, 2005 and 2004, respectively.)	1,088	969	3,884	3,760
Property damage recovered from UHS - Wellington	1,202	—	3,943	—
Interest expense	(739)	(913)	(2,623)	(2,480)

Income from continuing operations	6,408	5,298	20,193	16,269
Income from discontinued operations, net	—	248	—	744

Net income	$6,408	$5,546	$20,193	$17,013

Basic earnings per share:
From continuing operations	$0.54	$0.45	$1.72	$1.39
From discontinued operations	$0.00	$0.02	$0.00	$0.06

Total basic earnings per share	$0.54	$0.47	$1.72	$1.45

Diluted earnings per share:
From continuing operations	$0.54	$0.45	$1.71	$1.38
From discontinued operations	$0.00	$0.02	$0.00	$0.06

Total diluted earnings per share	$0.54	$0.47	$1.71	$1.44

Weighted average number of shares outstanding - Basic	11,765	11,747	11,761	11,741
Weighted average number of share equivalents	79	69	77	68

Weighted average number of shares and equivalents outstanding - Diluted	11,844	11,816	11,838	11,809

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets:
Real Estate Investments:
Buildings and improvements	$186,818	$189,859
Accumulated depreciation	(56,541)	(56,803)

	130,277	133,056
Land	23,143	23,143
Construction in progress	—	1,863

Net Real Estate Investments	153,420	158,062

Investments in and advances to limited liability companies (“LLCs”)	29,879	40,523
Other Assets:
Cash	4,317	3,588
Bonus rent receivable from UHS	1,079	1,128
Rent receivable - other	847	392
Property damage receivable from UHS	6,259	—
Deferred charges and other assets, net	804	890

Total Assets	$196,605	$204,583

Liabilities and Shareholders’ Equity:
Liabilities:
Line of credit borrowings	$10,000	$20,000
Mortgage note payable, non-recourse to us	4,000	4,083
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,702	22,127
Accrued interest	277	417
Accrued expenses and other liabilities	2,894	1,902
Fair value of derivative instruments	166	1,059
Tenant reserves, escrows, deposits and prepaid rents	704	703

Total Liabilities	39,743	50,291

Minority interests	295	239
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2005 - 11,770,508; 2004 -11,755,670	118	118
Capital in excess of par value	186,762	186,275
Cumulative net income	264,947	244,754
Accumulated other comprehensive loss	(166)	(994)
Cumulative dividends	(295,094)	(276,100)

Total Shareholders’ Equity	156,567	154,053

Total Liabilities and Shareholders’ Equity	$196,605	$204,583

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$20,193	$17,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,285	4,025
Gains on sales of properties by LLCs	(1,043)	(1,009)
Property write-down - hurricane damage - Wellington	—	1,863
Property write-down - hurricane damage - Chalmette	6,259	—
Property damage recovered from UHS	(3,943)	—
Net loss on ineffective cash flow hedge	254	—
Changes in assets and liabilities:
Rent receivable	(406)	(36)
Accrued expenses and other liabilities	673	91
Tenant reserves, escrows, deposits and prepaid rents	1	(33)
Accrued interest	(140)	(121)
Property damage recoverable from UHS - Wellington	—	(1,863)
Property damage recoverable from UHS - Chalmette	(6,259)	—
Other, net	(87)	(11)

Net cash provided by operating activities	19,787	19,919

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(6,776)	(2,064)
Repayments of advances made to LLCs	8,951	—
Advances made to LLCs	(1,838)	(445)
Cash distributions in excess of income from LLCs	612	1,552
Cash distributions of sale proceeds from escrow account of LLCs	—	6,405
Cash distributions from sales of properties by LLCs	2,851	1,009
Cash distributions of refinancing proceeds from LLCs	7,887	800
Additions to real estate investments	(1,774)	(136)
Proceeds received from sale of minority ownership interest in LLC	47	—

Net cash provided by investing activities	9,960	7,121

Cash flows from financing activities:
Net repayments on line of credit	(10,000)	(9,054)
Repayments of mortgage notes payable of consolidated LLCs	(425)	(227)
Repayments of mortgage notes payable	(83)	(77)
Dividends paid	(18,994)	(17,554)
Issuance of shares of beneficial interest	484	452

Net cash used in financing activities	(29,018)	(26,460)

Increase in cash	729	580
Cash, beginning of period	3,588	628

Cash, end of period	$4,317	$1,208

Supplemental disclosures of cash flow information:
Interest paid	$2,509	$2,684

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of September 30, 2005, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31st of each year, however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2005. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and paid (or payable) to UHS amounted to $359,000 and $377,000 for the three months ended September 30, 2005 and 2004, respectively, and $1.1 million for each of the nine month periods ended September 30, 2005 and 2004.

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

At September 30, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The table below details the renewal options and terms for each of the five UHS hospital facilities as of September 30, 2005:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25	(a)
Wellington Regional Medical Center	Acute Care	$2,495,000	December, 2006	25	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$1,857,000	December, 2006	25	(b)
Chalmette Medical Center	Acute Care	$960,000	March, 2008	10	(c)
The Bridgeway	Behavioral Health	$683,000	December, 2009	15	(d)

(a)	UHS has five 5-year renewal options at existing lease rates (through 2031). In 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas and upon acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. Since the real property of the Heart Hospital is not owned by us and since the financial results of the two facilities are not separable, the lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated by the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). No assurance can be given as to the effect, if any, the consolidation of the two facilities had on the underlying value of McAllen Medical Center. See additional disclosure below related to intense competition in the McAllen market.

(b)	UHS has three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

(c)	UHS has two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread (through March, 2018). This facility was severely damaged and closed as a result of Hurricane Katrina. See additional disclosure below.

(d)	UHS has one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

During the third quarter, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, suffered substantial damage from Hurricane Katrina. Based on our assessment, the property has been severely damaged resulting in a write-down of the carrying-value of the depreciable assets to zero. Chalmette is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. The existing lease on Chalmette remains in place and rental income will continue for a period of time while the lessee evaluates its options. If UHS decides not to rebuild the facility, we will then have to decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 includes a property write-down charge of $6.3 million. This property charge is offset by an equal amount recoverable from UHS. We believe that the fair market value of the facility exceeds the book value and the excess will also be recoverable from UHS either in the form of cash or the value of the substitute property. The base and bonus rental earned on the Chalmette facility, accounted for approximately 5% of our consolidated revenues during each of the three and nine month periods ended September 30, 2005 and 2004.

Pursuant to the terms of the Chalmette lease, independent appraisals will be obtained by us and the lessee to determine the fair market value of the property before the hurricane damage. If our independent appraisal of the fair market value of the property is within 10% of the independent appraisal obtained by the lessee, the fair market value will be determined by averaging the two appraisals. If the difference in fair market value of the property exceeds 10% (as determined by our independent appraisal compared to the lessee’s independent appraisal), then a third appraisal will be obtained and the fair market value will be determined by averaging the two appraisals that are closest in value.

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 5% and 13%, respectively, during the nine month periods ended September 30, 2005 as compared to the comparable prior year periods. Net revenues decreased $23 million and income before income taxes decreased $14 million during the nine month period ended September 30, 2005 as compared to the comparable prior year period. As competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 94-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which is scheduled to be completed and opened during the second quarter of 2006. We will not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2006) and the underlying value of the property.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the three and nine months ended September 30, 2005, UHS incurred an additional $1.2 million and $3.9 million, respectively, in replacement costs. Since these additional costs have also been recovered from UHS, $1.2 million and $3.9 million has been included in net income during the three and nine month periods ended September 30, 2005, respectively. As of September 30, 2005, UHS spent a total of approximately $5.8 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed

Consolidated Balance Sheet. Although we believe the majority of the repairs to the facility have been completed, there may be some additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our results of operations have been adversely affected since at current and projected interest rates, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is expected to be approximately $1 million per annum less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended September 30, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. During the nine month period ended September 30, 2004, we earned $945,000 of revenue, incurred $201,000 of depreciation expense and generated $744,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004.

Excluding the lease on the Virtue Street facility, as a percentage of our consolidated revenues, the combined revenues generated from the leases on the other five UHS hospital facilities, accounted for approximately 48% and 47% for the three month periods ended September 30, 2005 and 2004, respectively, and 48% and 52% for the nine month periods ended September 30, 2005 and 2004, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, as a percentage of our consolidated and unconsolidated revenues, accounted for approximately 24% and 25% for the three month periods ended September 30, 2005 and 2004, and 25% and 26% for the nine month periods ended September 30, 2005 and 2004, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of September 30, 2005, UHS owned 6.7% of the outstanding shares of beneficial interest.

UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the lessees of five of our hospital facilities are subsidiaries of UHS which, on a combined basis, comprised 48% of our consolidated revenues for the nine months ended September 30, 2005, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.555 per share or $6.5 million in the aggregate was declared by the Board of Trustees on September 1, 2005 and was paid on September 30, 2005 to shareholders of record as of September 15, 2005.

(4) Acquisitions and Dispositions

During the first nine months of 2005:

We invested $6.8 million in unconsolidated LLCs as follows:

•	$3.6 million of equity funded during the second quarter of 2005 in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005. We have committed to invest a total of $10.5 million ($8.0 million in equity of which $3.6 million has been funded, and $2.5 million in debt financing, which was repaid to us during the third quarter of 2005). The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$2.5 million funded during the second quarter of 2005 in connection with the restructure of the ownership interests and allocation of future profit distributions (with the unrelated third-party member) of four existing unconsolidated LLCs. Also, in connection with this transaction, we received $47,000 for the restructure of the ownership interest and allocation of future profit distributions of one existing consolidated LLC. In connection with these transactions, we also established two new master limited liability companies to hold these jointly-owned LLCs and entered into a new venture agreement that will govern all our future investments with this unrelated third-party member;

•	$385,000 funded ($161,000 funded during the second quarter and $224,000 funded during the third quarter) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza, located in Fontana, California. We have committed to invest a total of up to $3.5 million in equity in this LLC. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2006, and;

•	$235,000 of additional equity funded during the third quarter of 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest.

We received $9.0 million of advances from LLCs as follows:

•	$6.5 million received as repaid advances previously provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest ($600,000 received in the second quarter and $5.9 million in the first quarter), and;

•	$2.5 million received during the third quarter of 2005 as repaid advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest.

We advanced $1.8 million to LLCs as follows:

•	$400,000 additional advance made during the second quarter of 2005 to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in this LLC (which was fully repaid during the third quarter of 2005);

•	$680,000 advance made during the second quarter of 2005 to Desert Samaritan Hospital MOBs, an existing LLC in which we have a 76% non-controlling equity interest. This advance is expected to be repaid during the fourth quarter of 2005;

•	$425,000 advance made during the second quarter of 2005 to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest, and;

•	$242,000 advance made during the third quarter of 2005 (we have committed to a total of $1.7 million of debt financing to this LLC) to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest.

(5) Financial Instruments

Cash Flow Hedges

At January 1, 2005, we had two $10 million interest rate swap agreements outstanding having a total notional principal amount of $20 million which were scheduled to mature from July, 2006 through November, 2006. The interest rate swap agreements were entered into in anticipation of certain forecasted borrowing transactions made by us.

During the first quarter of 2005, based on revised borrowing forecasts, one of these $10 million interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during the first quarter of 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during the three months ended March 31, 2005. This swap agreement was terminated during the second quarter of 2005 and a termination fee of $319,000 was paid during July, 2005. During the three and nine month periods ended September 30, 2004, we recorded $2,000 and $83,000, respectively, to recognize the ineffective portion of the cash flow hedging instrument.

With respect to the other $10 million swap agreement, we recorded in AOCI increases of $101,000 and $29,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $314,000 and $796,000 for the nine month periods ended September 30, 2005 and 2004, respectively, to recognize the change in fair value of the effective portion of the derivative that is designated as a cash flow hedging instrument. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from September 30, 2005, it is expected that approximately $166,000 of net losses in AOCI will be reclassified into earnings within the next twelve months. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through November, 2006.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$6,408	$5,546	$20,193	$17,013
Other comprehensive income:
Adjustment for losses reclassified into income	61	230	817	900
Unrealized derivative gains/(losses) on cash flow hedges	40	(201)	12	(104)

Comprehensive income	$6,509	$5,575	$21,022	$17,809

(7) Stock-Based Compensation

At September 30, 2005, we have two stock-based compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

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

The SEC deferred the effective date for SFAS 123(R) for public companies from the interim to the first annual period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at September 30, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2005 and 2004. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of September 30, 2005, there were no unvested restricted share awards outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$6,408	$5,298	$20,193	$16,269
Income from discontinued operations, net	—	248	—	744

Net income	$6,408	$5,546	$20,193	$17,013

Income from continuing operations	$6,408	$5,298	$20,193	$16,269
Add: total stock-based compensation expenses included in net income	63	47	170	141
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards	(65)	(48)	(176)	(151)

Pro forma net income from continuing operations	$6,406	$5,297	$20,187	$16,259
Income from discontinued operations, net	—	248	—	744

Total pro forma net income	$6,406	$5,545	$20,187	$17,003

Basic earnings per share, as reported:
From continuing operations	$0.54	$0.45	$1.72	$1.39
From discontinued operations	—	$0.02	—	$0.06

Total basic earnings per share, as reported	$0.54	$0.47	$1.72	$1.45

Basic earnings per share, pro forma:
From continuing operations	$0.54	$0.45	$1.72	$1.39
From discontinued operations	—	$0.02	—	$0.06

Total basic earnings per share, pro forma	$0.54	$0.47	$1.72	$1.45

Diluted earnings per share, as reported:
From continuing operations	$0.54	$0.45	$1.71	$1.38
From discontinued operations	—	$0.02	—	$0.06

Total diluted earnings per share, as reported	$0.54	$0.47	$1.71	$1.44

Diluted earnings per share, pro forma:
From continuing operations	$0.54	$0.45	$1.71	$1.38
From discontinued operations	—	$0.02	—	$0.06

Diluted earnings per share	$0.54	$0.47	$1.71	$1.44

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our September 30, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Excluding the three consolidated LLCs mentioned above, since inception through September 30, 2005, we made total initial cash investments of $35.7 million in LLCs in which we own various,

non-controlling equity interests. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $29.9 million, as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2005.

During the three months ended September 30, 2005, DSMB Properties, a LLC in which we own a 76% non-controlling equity interest, completed a refinance transaction with a third party which generated a $5.8 million cash distribution to us.

Also during the three months ended September 30, 2005, Arlington Medical Properties completed a refinance transaction with a third party and repaid a $2.5 million loan provided by us.

During the nine months ended September 30, 2005, Gold Shadow Properties repaid $6.5 million of a loan provided by us, of which $5.9 million was repaid during the first quarter and $600,000 during the second quarter.

As of September 30, 2005, we had investments in twenty-two LLCs, nineteen of which are accounted for by the equity method and three that were consolidated into the results of operations as of April 1, 2004. Four of these unconsolidated (and one of the consolidated) LLCs’ membership interests were transferred to two newly created LLCs during the second quarter. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
West Highland Holdings	48%	St. Jude Heritage Health Complex
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II

(a.)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 90% non-controlling ownership interest.

(b.)	Tenants of these medical office buildings include subsidiaries of UHS.

(c.)	We have committed to invest a total of $10.5 million ($8.0 million in equity of which $3.6 million has been funded, and $2.5 million in debt financing, which was repaid to us during the third quarter of 2005) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of September 30, 2005, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.

(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of September 30, 2005, we have invested $385,000 in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2006.

(e.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of September 30, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2006.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(amounts in thousands)
Revenues	$8,329	$7,357	$23,681	$23,891
Operating expenses	3,434	3,024	9,953	10,327
Depreciation and amortization	1,405	1,235	3,995	4,517
Interest, net	2,341	1,896	6,553	6,144

Net income before gain	1,149	1,202	3,180	2,903
Gain on sale of real property	—	—	1,693	1,192

Net income	$1,149	$1,202	$4,873	$4,095

Our share of net income before gain	$1,088	$969	$2,841	$2,751
Our share of gain on sale of real property	—	—	1,043	1,009

Our share of net income	$1,088	$969	$3,884	$3,760

Included in the information presented above for the nine month period ended September 30, 2004 was the combined income statement information for the three month period ended March 31, 2004, for the three LLCs that we began including in our Consolidated Statements of Income on April 1, 2004, pursuant to the provisions of FIN 46R. During the three month period ended March 31, 2004, these three LLCs had combined revenues of $1.6 million, operating expenses of $559,000, depreciation and amortization expense of $292,000 and interest expense of $435,000. There was no impact on our net income as a result of the consolidation of these LLCs.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	September 30, 2005	December 31, 2004
	(in thousands)
Net property, including CIP	$166,594	$156,332
Other assets	19,269	12,486

Total assets	$185,863	$168,818

Liabilities	$7,106	$3,909
Mortgage notes payable, non-recourse to us	152,443	124,814
Notes payable to us	1,473	8,446
Equity	24,841	31,649

Total liabilities and equity	$185,863	$168,818

Our share of equity and notes receivable from LLCs	$29,879	$40,523

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

On May 1, 2005, we entered into an agreement with the unrelated third-party member to twenty of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions based on an agreed upon fair market valuation for the properties. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

(9) Segment Reporting

We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. We aggregate our properties into one reportable segment based upon their similarities with regard to both the nature of the properties, tenants and operational processes. Operating results and assessment of performance are reviewed by the chief operating decision-maker on a company-wide basis and accordingly, no additional disclosures are required under SFAS 131.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2005, we have forty-three real estate investments or commitments located in fifteen states consisting of:

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

Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. If the UHS facilities are purchased by the lessees at the end of the lease term, the economic return earned by us on the sale proceeds may be less favorable than the rental revenue currently earned on the facilities;

•	our ability to finance our growth on favorable terms;

•	liability and other claims asserted against us or operators of our facilities;

•	the fact that we have majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	a large portion of our non-hospital properties consist of medical office buildings which are either directly or indirectly affected by the factors discussed herein as well as general real estate factors such as the supply and demand of office space and market rental rates as well as an increase in the development of medical office condominiums in certain markets;

•	the operators of our facilities, including UHS, are confronted with other issues such as: industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; competition by other healthcare providers, including physician owned facilities; decreasing in-patient admission trends; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians;

•	operators of our facilities, particularly UHS, have experienced a significant increase in property insurance rates (including earthquake insurance in California) and general and professional liability insurance rates and as a result, certain operators have assumed a greater portion of their liability risk. There can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the operators of our facilities, which are self-insured, will not have a material adverse effect on their future results of operations;

•	substantially all of our leases are involved in the healthcare industry which continues to undergo change and is subject to possible changes in the levels and terms of reimbursement from third-party payors and government reimbursement programs, including Medicare and Medicaid, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

In addition, during the third quarter, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, suffered substantial damage from Hurricane Katrina. Based on our assessment, the property has been severely damaged resulting in a write-down of the carrying-value of the depreciable assets to zero. Chalmette is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. The existing lease on Chalmette remains in place and rental income will continue for a period of time while the lessee evaluates its options. If UHS decides not to rebuild the facility, we will then have to decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. See Note 2 to the Condensed Consolidated Financial Statements for additional disclosure.

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 5% and 13%, respectively, during the nine month periods ended September 30, 2005 as compared to the comparable prior year periods. Net revenues decreased $23 million and income before income taxes decreased $14 million during the nine month period ended September 30, 2005 as compared to the comparable prior year period. As competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 94-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which is scheduled to be completed and opened during the second quarter of 2006. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2006) and the underlying value of the property.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our September 30, 2005 and December 31, 2004 Consolidated Balance Sheets are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Relationship with UHS and Related Party Transactions

UHS of Delaware, Inc. (the “Advisor”), a wholly owned subsidiary of UHS, serves as Advisor under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31st of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. All transactions with UHS must be approved by the Independent Trustees. Our officers are all employees of UHS and as of September 30, 2005, we had no salaried employees.

At September 30, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. One of these facilities, Chalmette Medical Center, was severely damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina (see Note 2 to the Condensed Consolidated Financial Statements for additional disclosure regarding this facility). The combined revenues generated from the leases on these five UHS hospital facilities accounted for approximately 48% and 47% for the three month periods ended September 30, 2005 and 2004, respectively, and 48% and 52% for the nine month periods ended September 30, 2005 and 2004, respectively, of our consolidated revenues. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities accounted for 24% and 25% for the three month periods ended September 30, 2005 and 2004, respectively, and 25% and 26% for the nine month periods ended September 30, 2005 and 2004, respectively, of our combined consolidated and unconsolidated revenues. The leases on the hospital facilities leased to subsidiaries of UHS are guaranteed by UHS and cross-defaulted with one another. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

See Note 2 to the Condensed Consolidated Financial Statements for additional disclosure regarding the related party relationship with UHS.

Results of Operations

For the quarters ended September 30, 2005 and 2004, income from continuing operations totaled $6.4 million and $5.3 million or $.54 and $.45 per diluted share, on revenues of $8.2 million and $8.4 million, respectively. For the quarter ended September 30, 2004, income from discontinued operations totaled $248,000 or $.02 per diluted share. Net income increased $862,000 to $6.4 million or $.54 per diluted share during the three month period ended September 30, 2005, as compared to $5.5 million or $.47 per diluted share during the comparable prior year quarter. The $862,000 or $.07 per diluted share increase in net income during the third quarter of 2005, as compared to the comparable prior year quarter, was primarily due to: (i) a gain of $1.2 million or $.10 per diluted share recorded during the third quarter of 2005 related to property damaged recovered from UHS in connection with replacement of damaged property at Wellington Regional Medical Center resulting from a hurricane during 2004, as discussed below, partially offset by; (ii) $248,000 or $.02 per diluted share of income from discontinued operations recorded during the third quarter of 2004 in connection with the Virtue Street Pavilion which was purchased by UHS in December of 2004, as discussed below.

During the nine month periods ended September 30, 2005 and 2004, income from continuing operations totaled $20.2 million and $16.3 million or $1.71 and $1.38 per diluted share, on revenues of $25.1 million and $23.6 million, respectively. For the nine month period ended September 30, 2004, income from discontinued operations totaled $744,000 or $.06 per diluted share. Net income increased $3.2 million to $20.2 million or $1.71 per diluted share during the nine month period ended September 30, 2005, as compared to $17.0 million or $1.44 per diluted share during the comparable prior year period. The $3.2 million or $.27 per diluted share increase in net income during the first nine months of 2005, as compared to the comparable prior year period, was primarily due to: (i) a gain of $3.9 million or $.33 per diluted share recorded during the nine month period of 2005 related to property damaged recovered from UHS in connection with replacement of damaged property at Wellington Regional Medical Center resulting from a hurricane during 2004, partially offset by; (ii) $744,000 or $.06 per diluted share of income from discontinued operations recorded during the nine month period of 2004 in connection with the Virtue Street Pavilion which was purchased by UHS in December of 2004.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.3 million and $1.2 million for the three month periods ended September 30, 2005 and 2004, respectively, and $3.8 million and $3.1 million for the nine month periods ended September 30, 2005 and 2004, respectively. The $700,000 increase in operating expenses during the nine month period ending September 30, 2005 as compared to the comparable 2004 period related to our medical office buildings is due primarily to the consolidation of the three LLCs, as discussed below. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our statements of income.

Interest expense decreased $174,000 during the three months ended September 30, 2005, as compared to the comparable prior year quarter, due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds. Interest expense increased $143,000 during the nine months ended September 30, 2005, as compared to the comparable prior year period, due primarily to: (i) an increase of $426,000 resulting from the consolidation of the LLCs, as discussed below; (ii) a net charge of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (iii) a decrease of approximately $535,000 due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds.

During the third quarter, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, suffered substantial damage from Hurricane Katrina. Based on our assessment, the property has been severely damaged resulting in a write-down of the carrying-value of the depreciable assets to zero. Chalmette is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. The existing lease on Chalmette remains in place and rental income will continue for a period of time while the lessee evaluates its options. If UHS decides not to rebuild the facility, we will then have to decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 includes a property write-down charge of $6.3 million. This property charge is offset by an equal amount recoverable from UHS. We believe that the fair market value of the facility exceeds the book value and the excess will also be recoverable from UHS either in the form of cash or the value of the substitute property. The base and bonus rental earned on the Chalmette facility, accounted for approximately 5% of our consolidated revenues during each of the three and nine month periods ended September 30, 2005 and 2004.

Pursuant to the terms of the Chalmette lease, independent appraisals will be obtained by us and the lessee to determine the fair market value of the property before the hurricane damage. If our independent appraisal of the fair market value of the property is within 10% of the independent appraisal obtained by the lessee, the fair market value will be determined by averaging the two appraisals. If the difference in fair market value of the property exceeds 10% (as determined by our independent appraisal compared to the lessee’s independent appraisal), then a third appraisal will be obtained and the fair market value will be determined by averaging the two appraisals that are closest in value.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience a significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the first nine months of 2005, UHS incurred an additional $3.9 million in replacement costs and since these additional costs have also been recovered from UHS, $3.9 million has been included in net income during the nine month period ended September 30, 2005. As of September 30, 2005, UHS spent a total of approximately $5.8 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet as of that date. Although we believe the majority of the repairs to the facility have been completed, there may be some additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. As UHS continues to expend money to repair the building we will continue to recognize income concurrently.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our funds from operations (a measure defined below) and results of operations have been adversely affected since at current and projected interest rates, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds is expected to be approximately $1 million per annum less than the annual rental payments earned by us pursuant to the terms of the lease. During the three month period ended September 30, 2004, we earned $315,000 of revenue, incurred $67,000 of depreciation expense and generated $248,000 of net income in connection with this facility. During the nine month period ended September 30, 2004, we earned $945,000 of revenue, incurred $201,000 of depreciation expense and generated $744,000 of net income in connection with this facility. These operating results were reflected as “Income from discontinued operations, net” in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004.

As of September 30, 2005, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

Our Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 include the revenue and expenses associated with the three LLCs. The revenue and expenses associated with these properties were also included in our Consolidated Statements of Income for the three month period ended September 30, 2004. Prior to April 1, 2004, the operations of these LLCs were recorded in our Consolidated Statements of Income using the equity method of accounting and, therefore, the revenue and expenses of these three LLCs were not consolidated in our Consolidated Statements of Income. The “As Adjusted” column in the table below presents the effect this three month period ended March 31, 2004 would have had on our Consolidated Income Statement for the nine month period ended September 30, 2004, had we consolidated these three VIEs for the three month period ended March 31, 2004. There was no impact on our net income as a result of the consolidation of these LLCs.

(amounts in thousands) Nine Months Ended September 30, 2004	As reported in Consolidated Statements of Income	Jan – Mar, 2004 Combined Statements of Income for LLCs	As Adjusted
Revenues	$23,561	$1,646	$25,207

Expenses:
Depreciation and amortization	3,824	292	4,116
Advisory fee to UHS	1,118	—	1,118
Other operating expenses	3,630	559	4,189
Property write-down – hurricane damage - Wellington	1,863	—	1,863
Property damage recoverable from UHS - Wellington	(1,863)	—	(1,863)

	8,572	851	9,423

Income before equity in limited liability companies (“LLCs”) and interest expense	14,989	795	15,784
Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009)	3,760	(360)	3,400
Interest expense	(2,480)	(435)	(2,915)
Income from discontinued operations	744	—	744

Net income	$17,013	—	$17,013

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

Below is a reconciliation of our reported net income to FFO for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$6,408	$5,546	$20,193	$17,013
Plus: Depreciation and amortization expense:
Consolidated investments	1,350	1,380	4,100	3,863
Unconsolidated affiliates	961	895	2,845	3,402
Less: Gain on LLC’s sale of real property	—	—	(1,043)	(1,009)
Property damage recovered from UHS - Wellington	(1,202)	—	(3,943)	—

Funds from operations (FFO)	$7,517	$7,821	$22,152	$23,269

Our FFO decreased 3.9% or $304,000 to $7.5 million for the three months ended September 30, 2005 as compared to $7.8 million in the comparable prior year quarter due primarily to the purchase of the Virtue Street Pavilion by UHS in December, 2004, as discussed above. Our FFO decreased 4.8% or $1.1 million to $22.2 million for the nine month period ended September 30, 2005 as compared to $23.3 million in the comparable prior year period. This decrease in FFO was due primarily to a charge of $252,000 recorded during the first nine months of 2005 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and a decrease of approximately $750,000 resulting from the purchase of the Virtue Street Pavilion by UHS in December of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $19.8 million for the nine months ended September 30, 2005 and $19.9 million for the nine months ended September 30, 2004.

The $132,000 net unfavorable change during the first nine months of 2005, as compared to the comparable prior year period, was primarily attributable to: (i) a $283,000 unfavorable change in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sale of property by LLC, property damage recovered from UHS and net loss on ineffective cash flow hedge), as discussed in Results of

Operations; (ii) a $370,000 unfavorable change in rent receivable; (iii) a $582,000 favorable change in accrued expenses and other liabilities, and; (iv) a $61,000 of other net unfavorable changes.

Net cash provided by investing activities

Net cash provided by investing activities was $10.0 million during the nine months ended September 30, 2005 and $7.1 million during the nine months ended September 30, 2004.

During the nine month periods ended September 30, 2005 and 2004, we funded equity investments of $6.8 million (including $2.4 million related to two new LLC agreements discussed below) and $2.1 million, respectively, in LLCs in which we own non-controlling equity interests. During the nine month period ended September 30, 2005, we entered into an agreement with the third-party member to twenty of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions based on an agreed upon fair market valuation for the properties. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

During the nine month period ended September 30, 2005, we: (i) received $9.0 million from LLCs for repayments of advances; (ii) received $2.9 million of cash proceeds related to the sale of real property by a LLC; (iii) received $7.9 million of cash proceeds related to debt refinancing by LLCs; (iv) received $600,000 of cash distributions in excess of net income from our unconsolidated LLCs, and; (v) advanced $1.8 million to LLCs in which we own non-controlling equity interests. In addition, we spent $1.8 million on capital additions to certain of our real estate investments. During the nine month period ended September 30, 2004, we: (i) received $6.4 million representing our share of the proceeds from the sale of two medical office buildings in Torrance, California, during 2003; (ii) received $1.0 million representing our share of the proceeds from the sale of a medical office building by a LLC during the second quarter of 2004; (iii) received $800,000 from debt refinancing by a LLC; (iv) advanced $445,000 to LLCs in which we own non-controlling equity interests, and; (v) received $1.6 million of distributions in excess of net income from our unconsolidated LLCs. During the nine month period ended September 30, 2004, we funded equity investments of $2.1 million in LLCs in which we own non-controlling equity interests.

Net cash used in financing activities

Net cash used in financing activities was $29.0 million during the nine months ended September 30, 2005 and $26.5 million during the nine months ended September 30, 2004.

During the nine month period ended September 30, 2005, we had net debt repayments of $10.0 million on our revolving line of credit, paid $19.0 million of dividends, paid $500,000 on mortgage notes payable that are non-recourse to us and generated $484,000 of cash from the issuance of shares of beneficial interest. During the nine month period ended September 30, 2004, we had net debt repayments of $9.1 million on our revolving line of credit, paid $17.6 million in dividends, paid $300,000 on mortgage notes payable that are non-recourse to us and generated $452,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.555 per share was paid on September 30, 2005 to shareholders of record as of September 15, 2005.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to obtaining additional commitments from lenders, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At September 30, 2005, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At September 30, 2005, we had $10.0 million of outstanding borrowings and $14.5 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At September 30, 2005, we had approximately $55.5 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at September 30, 2005.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of September 30, 2005 with a combined outstanding balance of $25.7 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at September 30, 2005 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$4,000	8.3%	2010
Desert Springs Medical Plaza	5,230	7.9%	2006
Summerlin Hospital MOB	7,355	7.0%	2009
Summerlin Hospital MOB II	9,117	8.3%	2010

Total	$25,702

The following represents the scheduled maturities of our contractual obligations as of September 30, 2005:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Contractual Obligation
Long-term debt fixed (a)	$25,702	$639	$6,201	$10,822	$8,040
Long-term debt-variable	10,000	—	10,000	—	—
Construction commitments (b) (c) (d)	18,500	18,500	—	—	—

Total contractual cash obligations	$54,202	$19,139	$16,201	$10,822	$8,040

(a)	Excludes $152.4 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of September 30, 2005 (see Note 8 to the Consolidated Financial Statements).

(b)	As of September 30, 2005, we have invested approximately $3.6 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $8.0 million in equity (and $2.5 million in debt financing which was repaid during the third quarter) in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The St. Mary’s Center for Health, a medical office building located in Reno, Nevada. The property opened during the first quarter of 2005.

(c)	As of September 30, 2005, we have committed to invest up to $3.5 million ($385,000 of which was funded as of September 30, 2005) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.

(d)	As of September 30, 2005 we have committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which was funded as of September 30, 2005) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.

Off Balance Sheet Arrangements

As of September 30, 2005, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at September 30, 2005 totaled $14.5 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $8.7 million related to Arlington Medical Properties; (iii) $800,000 related to Spring Valley Medical Properties; (iv) $2.8 million related to Sierra Medical Properties, and; (v) $900,000 related to Gold Shadow Properties. The $8.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $3.5 million has been funded. The $2.8 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, of which $385,000 has been funded.

Recent Accounting Pronouncements

In October 2006, FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP FAS 13-1) was released. FSP FAS 13-1 states that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental costs shall be included in income from continuing operations. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The adoption of FSP FAS 13-1 will not have a material effect on our financial position or results of operations.

In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 154.

In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2005. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of September 30, 2005, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2005	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ CHARLES F. BOYLE
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer.)