Form 10-K
period 2005-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2006-03-15
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):      Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2005: $446,374,770. Number of shares of beneficial interest outstanding of registrant as of January 31, 2006: 11,778,219

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2005 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2005. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report on Form 10-K, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 9).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOB”s). As of December 31, 2005 we have forty-three real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including four acute care (including Chalmette Medical Center, which was written down to zero as a result of hurricane damage, as discussed below), one behavioral healthcare, one rehabilitation and one sub-acute; (ii) thirty-two medical office buildings, and; (iii) four preschool and childcare centers.

We have our principal executive offices at Universal Corporate Center, 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 265-0688. Our website is located at http://www.uhrit.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available free of charge on our website. Additionally, we have adopted governance guidelines, a Code of Business Conduct and Ethics applicable to all of our officers and directors, a Code of Ethics for Senior Officers and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Trustees. These documents are also available free of charge on our website. Copies of such reports and charters are available in print to any shareholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Officers by promptly posting this information on our website. The information posted on our website is not incorporated into this Annual Report.

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2005. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002

As of December 31, 2005, we have investments or commitments in forty-three facilities located in fifteen states consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chalmette Medical Center(A,M)	Chalmette, LA	Acute Care	100%	Universal Health Services, Inc.
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Tri-State Regional Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Fresno-Herndon Medical Plaza(B)	Fresno, CA	MOB	100%	—
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center(B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C,K)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C,K)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza(G)	Las Vegas, NV	MOB	99%	Triad Hospitals, Inc.
Rio Rancho Medical Center(C)	Rio Rancho, NM	MOB	80%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Santa Fe Professional Plaza(C,K)	Scottsdale, AZ	MOB	90%	—
Summerlin Hospital MOB(G,L)	Las Vegas, NV	MOB	95%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Southern Crescent Center, II(B)	Riverdale, GA	MOB	100%	—
Centinela Medical Building Complex(C,K)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB II(G)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
The St. Mary’s Center for Health(F)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza(H)	Fontana, CA	MOB	95%	—
Spring Valley Medical Office Building II(I)	Las Vegas, NV	MOB	95%	—
Phoenix Children’s East Valley Care Center(J)	Phoenix, AZ	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	During the first quarter of 2003, HealthSouth Corp. (“HealthSouth”), the guarantor of the lease on the Tri-State Rehabilitation Hospital (“Tri-State”) facility announced that in light of the Securities and Exchange Commission and Department of Justice investigations into its financial reporting and related activity calling into question the accuracy of HealthSouth’s previously filed financial statements, such financial statements should no longer be relied upon. In June of 2005, HealthSouth filed its Form 10-K for 2000, 2001, 2002 and 2003 and filed its 2004 Form 10-K in December of 2005. The lessee on the Tri-State facility is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. During 2005, 2004 and 2003, Tri-State had reported information to us that indicated that the ratio of earnings before interest, taxes, depreciation, amortization and lease and rental expense was many times its annual lease payments to us. However, there can be no assurance that the financial condition of HealthSouth will not have an adverse effect on Tri-State’s ability to make future lease payments to us. The lease with Tri-State was scheduled to expire in June 2004, however, during 2004 the lessee extended the lease for another five-year period to June of 2009.
(F)	We have committed to invest up to $8.0 million in equity, of which $4.5 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the St. Mary’s Center for Health located in Reno, Nevada. This medical office building opened in March of 2005. As of December 31, 2005, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us.
(G)	Tenants of these medical office buildings include subsidiaries of UHS. Effective March 31, 2004, we adopted FIN 46R and as a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and these properties in which we own 95%-99% non-controlling ownership interests, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary as a result of our level of investment in these three LLCs. Consequently, the December 31, 2005 and 2004 Consolidated Balance Sheets include the assets, liabilities, minority interest and third-party borrowings, which are non-recourse to us, of these LLCs. Beginning on April 1, 2004, pursuant to the provisions of FIN 46R, we began to consolidate the results of operations of these LLCs on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs.
(H)	We have committed to invest up to a total of $3.5 million in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2005, we have invested $983,000 in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2006.
(I)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2006.
(J)	We have committed to invest up to $6.6 million ($1.6 million in equity and $5.0 million in debt financing, none of which has been funded as of December 31, 2005), in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the fourth quarter of 2006.
(K)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 90% non-controlling ownership interest.
(L)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 95% non-controlling ownership interest.
(M)	This facility was severely damaged and closed as a result of Hurricane Katrina; see additional disclosure below.

See our Consolidated Financial Statements and accompanying Notes included in this Annual Report for our total assets, revenues, income and operating information.

Included in our portfolio are seven hospital facilities with an aggregate investment of $111.2 million (net of the Hurricane-related write-down of Chalmette). The leases with respect to the seven hospital facilities comprised approximately 55%, 58% and 69% of our revenues in 2005, 2004 and 2003, respectively, and as of December 31, 2005, these leases have fixed terms with an average of 2.1 years remaining and include renewal options ranging from one to five, five-year terms.

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

For the seven hospital facilities owned by us, the combined Coverage Ratio was approximately 7.2 (ranging from 5.0 to 13.6) during 2005, 7.8 (ranging from 3.1 to 14.9) during 2004 and 9.1 (ranging from 3.8 to 17.1) during 2003. See “Relationship to Universal Health Services, Inc.” below. The coverage ratio for 2005 includes Chalmette through August 31, 2005 as a result of Hurricane Katrina. The coverage ratio for individual facilities varies.

Pursuant to the terms of our leases for our seven hospital facilities, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship to Universal Health Services, Inc.”.

Relationship to Universal Health Services, Inc.

Leases:    We commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with base rents set forth in the leases effective for all but the last two renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

Pursuant to the terms of the leases, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette are leased from us by a subsidiary of UHS and according to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options. Pursuant to the agreement, if UHS decides not to rebuild the facility, we will then decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with UHS the various alternatives available to UHS and us under the lease with Chalmette, including potentially fulfilling its Chalmette lease obligation by offering us a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS. Although we do not believe that the loss of this facility will have a material adverse effect on us, we cannot guarantee or predict the future performance of the substitute property or properties. See Note 2 to the Consolidated Financial Statements for additional information.

At December 31, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The table below details the renewal options and terms for each of the five UHS hospital facilities as of December 31, 2005:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25	(a)
Wellington Regional Medical Center	Acute Care	2,495,000	December, 2006	25	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	1,857,000	December, 2006	25	(b)
Chalmette Medical Center	Acute Care	960,000	March, 2008	10	(c)
The Bridgeway	Behavioral Health	683,000	December, 2009	15	(d)

(a)	UHS has five 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread (through March, 2018). As discussed above, this facility was severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005.
(d)	UHS has one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2005, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $94.3 million (net of the Hurricane-related write-down of Chalmette). As noted below, transactions with UHS must be approved by a majority of the trustees who are unaffiliated with UHS (the “Independent Trustees”). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

We cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of our other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In connection with our discussions with UHS relating to the damage to Chalmette and its obligations under the Chalmette lease (discussed above), we have been discussing with UHS the renewal and terms of certain of our leases that are expiring in the near future. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS.

The combined revenues generated from the leases on the five UHS hospital facilities accounted for approximately 55% of our total revenue for the five years ended December 31, 2005 (approximately 48% for the year ended December 31, 2005). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases on the five UHS hospital facilities accounted for approximately 27% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2005 (approximately 25% for the year ended December 31, 2005). In addition, five MOBs (plus one additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. For the five hospital facilities owned by us and leased to subsidiaries of UHS, the combined Coverage Ratio was approximately 7.4, 8.1 and 9.8 for the years ended December 31, 2005, 2004 and 2003, respectively. The coverage ratio for 2005 includes Chalmette through August 31, 2005 as a result of Hurricane Katrina. The Coverage Ratio for individual facilities vary and range from 5.0 to 13.6 in 2005, 4.0 to 14.9 in 2004 and 5.1 to 17.1 in 2003.

During 2005, we committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in a limited liability company that will develop, construct, own and operate the Spring Valley Medical Office Building II, a second MOB on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 50% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. A triple net lease requires the tenant to pay all insurance, maintenance, and taxes for the building. The tenant is responsible for all normal expenses of ownership. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. This MOB is scheduled to be completed and opened during the fourth quarter of 2006.

We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, our largest facility, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation and is producing documents responsive to the subpoena. UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. This matter is at an early stage and UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure at this time.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the years ended December 31, 2004 and 2003. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004 or 2003. As a result of this transaction, our cash flows from operating activities were adversely affected since calculated using our average incremental borrowing rate during 2005, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds was approximately $900,000 less than the annual rental payments earned by us pursuant to the terms of the lease.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs have also been recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet. We believe the majority of the repairs to the facility have been completed, however, there may be some additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

During the third quarter of 2004, the lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS), which was scheduled to expire in December, 2004, was renewed for a five-year period through December, 2009, at the same lease terms.

During the fourth quarter of 2003, we invested $1.6 million, and during 2004 we invested an additional $2.1 million in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB was scheduled to be 75% master leased for five years by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite was extinguished at such time that the suite was leased to another tenant acceptable to us and VHS, for a minimum term of five years. During 2004, letters of intent or lease agreements were executed on approximately 82% of the rentable space of this MOB and therefore the master lease arrangement was extinguished. These medical office buildings have tenants which are subsidiaries of UHS.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2006. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge debt and liabilities of the Trust and reserves for replacement and capital improvements to the Trust’s properties and investments. No incentive fees were paid during 2005, 2004 and 2003. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements.

Officers and Employees:    Our officers are all employees of UHS and as of December 31, 2005, we had no salaried employees.

Share Purchase Option:    UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in us. As of December 31, 2005, UHS owned 6.7% of the outstanding shares of beneficial interest.

Taxation:    We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation”, e.g. at the corporate and shareholder levels, that usually results from investment in the stock of a corporation. Please see the heading “If we fail to maintain our REIT status, we will become subject to federal income tax on our taxable income at regular corporate rates” under “Risk Factors” for more information.

Competition

We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS. Some of these competitors are larger and have a lower cost of capital than we do. Additionally, the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth.

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to our facilities. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical also increases competition for us.

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 4% and 14%, respectively, during the twelve month periods ended December 31, 2005 as compared to the comparable prior year period. Net revenues decreased $29 million and income before income taxes decreased $14 million during 2005 as compared to 2004. During 2004, as compared to 2003, admissions at this facility decreased 7%, patient days decreased 6%, net revenues decreased $24 million and income before income taxes decreased $21 million.

In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which is scheduled to be completed and opened during the second quarter of 2006. We cannot guarantee, however, that such investments will be successful in minimizing the impact of the competition. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2006) and the underlying value of the property.

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. The operators of our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel. We anticipate that our operators, including UHS, will continue to encounter increased competition in the future that could lead to a decline in patient volumes and harm their businesses, which in turn, could harm our business.

A large portion of our non-hospital properties consist of MOBs which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates. To improve our competitive position, we anticipate that we will continue investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including UHS and subsidiaries of UHS.

Regulation and Other Factors

During 2005, 2004 and 2003, 46%, 48% and 52%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

The health care industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from government for previously billed patient services. This government regulation of the healthcare industry affects us because:

(i)	The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;

(ii)	Our bonus rents are based on our lessees’ net revenues which in turn are affected by the amount of reimbursement such lessees receive from the government.

Although UHS and the other operators of our acute care facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Because many of these laws and regulations are relatively new, in many cases, our operators don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject their current or past practices to allegations of impropriety or illegality or could require them to make changes in the facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to a prospective payment system (“PPS”). Under inpatient PPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s diagnosis related group (“DRG”). Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. This DRG rates are adjusted annually based on geographic region.

For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification.

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2005, 2004 and 2003, the update factors were 3.3%, 3.4% and 2.95%, respectively. For 2006, the update factor is 3.7%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. The operators of our acute care hospital facilities have complied fully with this requirement and intend to comply fully in future periods. The APC payment rates are updated each federal fiscal year as well. For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 3.5%, respectively. For 2006, the update factor is 3.7%.

Medicaid is a joint federal-state funded health care benefit program that is administered by the states to provide benefits to qualifying individuals who are unable to afford care. Most state Medicaid payments are made under a PPS-like system, or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid program are generally significantly less than a hospital’s customary charges for services provided. In addition to revenues received pursuant to the Medicare program, our operators receive a large portion of their revenues either directly from Medicaid programs or from managed care companies managing Medicaid.

In addition to Medicare and Medicaid, our operators, including UHS, receive payments from private payors, including managed care companies, commercial insurance providers and individuals. The ability of our operators to negotiate favorable service contracts with purchasers of group health care services significantly affects the revenues and operating results of our facilities. A primary collection risk for our operators relates to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles.

Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by operators of our facilities. In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operators’ operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities.

In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact may be. An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	68	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	46	Vice President and Chief Financial Officer

Cheryl K. Ramagano	43	Vice President, Treasurer and Secretary

Timothy J. Fowler	50	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February of 2003. He had previously served as our President until March, 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Charles F. Boyle was appointed Chief Financial Officer in February of 2003 and has served as our Vice President and Controller since 1991. Mr. Boyle, who has held various positions at UHS since 1983, was promoted to Controller of UHS in November, 2003 and has served as its Assistant Vice President — Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Secretary in February of 2003 and served as our Vice President and Treasurer since 1992. Ms. Ramagano, who has held various positions at UHS since 1983, was promoted to Treasurer of UHS in November, 2003 and has served as its Assistant Treasurer since 1994.

Mr. Timothy J. Fowler was elected as our Vice President of Acquisition and Development upon the commencement of his employment with UHS in 1993. Prior thereto, he served as a Vice President of The Chase Manhattan Bank, N.A. since 1986.

ITEM 1A.	Risk Factors

We are subject to numerous known and unknown risks, many of which are described below and elsewhere in this Annual Report. Any of the events described below could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties that we are not aware of, or that we currently deem to be immaterial, could also impact our business and results of operations.

A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, our revenues will significantly decline.

For the year ended December 31, 2005, UHS accounted for 48% of our revenues. In addition, as of December 31, 2005, subsidiaries of UHS leased five of the seven (including Chalmette, which suffered substantial damage from Hurricane Katrina during the third quarter of 2005) hospital facilities owned by us with terms expiring through 2009. We cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are all employees of UHS. As of December 31, 2005, we had no employees. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that will not become detrimental to us in the future.

All transactions with UHS must be approved by a majority of our Trustees who are unaffiliated with UHS. We believe that our current leases and business dealings with UHS have been entered into on commercially reasonably terms. However, because of our historical and continuing relationship with UHS and its subsidiaries, in the future, our business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such a relationship. Disputes may arise between us and UHS that we are unable to resolve or the resolution of these disputes may not be as favorable to us as a resolution we might achieve with a third party.

One of our properties suffered substantial damage due to Hurricane Katrina and we cannot guarantee the performance of any substitute property.

Chalmette Medical Center, our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005 resulting in a write-down of the carrying-value of the depreciable assets to zero. Chalmette is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease in such circumstances, UHS is obligated to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. We believe that these expenses will be covered by insurance (UHS is responsible for maintaining replacement cost property insurance), however UHS may be unable to determine the timing and amount of total insurance proceeds collectible by it since the proceeds will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options.

We have been discussing with UHS the various alternatives available to UHS and us under the lease with Chalmette, including potentially fulfilling its Chalmette lease obligation by offering us a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS. Although we do not believe that the loss of this facility will have a material adverse effect on us, we cannot guarantee or predict the future performance of the substitute property or properties. See Note 2 to the Consolidated Financial Statements for additional disclosure.

We hold majority, non-controlling equity ownership interests in various LLCs.

For the year ended December 31, 2005, 59% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

We cannot be certain of the availability and terms of external sources of capital to fund the growth of our business when needed.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and, therefore, we generally cannot use income from operations to fund our growth. Accordingly, our growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields which exceed our cost of capital. We cannot predict, however, whether financing will be available to us on satisfactory terms when needed, which could harm our business. Our growth strategy is not assured and may fail.

In addition, the degree to which we are, or in the future may become, leveraged could adversely affect our ability to obtain financing and could make us more vulnerable to competitive pressures. Our ability to meet existing and future debt obligations, depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control. Any failure by us to meet our financial obligations would harm our business.

The bankruptcy, default, insolvency or financial deterioration of our tenants could significantly delay our ability to collect unpaid rents or require us to find new operators.

Our financial position and our ability to make distributions to our shareholders may be adversely affected by financial difficulties experienced by any of our major tenants, including bankruptcy, insolvency or a general downturn in the business. We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding.

Real estate ownership creates risks and liabilities that may result in unanticipated losses or expenses.

Our business is subject to risks associated with real estate acquisitions and ownership, including:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the illiquid nature of real estate and the real estate market that impairs our ability to purchase or sell our assets rapidly to respond to changing economic conditions;

•	real estate market factors, such as the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	costs that may be incurred relating to maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, mortgagors or other persons, and;

•	defaults and bankruptcies by our tenants.

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. The exercise of purchase options for our facilities may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term. In connection with our discussions with UHS relating to the damage to Chalmette and its obligations under the Chalmette lease, we have been discussing with UHS the renewal and terms of certain of our leases that are expiring in the near future. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS.

Significant potential liabilities and rising insurance costs and availability may have an adverse effect on the operations of our operators, which may negatively impact their ability to meet their obligations to us.

As is typical in the healthcare industry, in the ordinary course of business, our operators, including UHS, are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. If their ultimate liability for professional and general liability claims could change materially from current estimates, if such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed estimates or are not covered by insurance, it could have a material adverse effect on the operations of our operators.

In addition, the malpractice expenses of our operators, including UHS, have increased in recent years and they continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets. There can be no assurance that insurance will continue to be available at reasonable prices that allow them to maintain adequate coverage. If these trends continue, they could have a material adverse effect on their operations. Property insurance rates, particularly for earthquake insurance in California, have also continued to increase.

Our tenants and operators, including UHS, may be unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially expose us to those risks. In addition, our tenants and operators may be unable to pay their lease or mortgage payments, which could potentially decrease our revenues and increase our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time. In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators. Although we have no involvement in the activities of our operators and our standard leases generally require our operators to carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Increased competition in the health care industry has resulted in lower revenues and higher costs for our operators, including UHS, and may affect our revenues, property values and lease renewal terms.

The health care industry is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to our operators. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our operators’ facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our operators’ hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical also increases competition for our operators.

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 4% and 14%, respectively, during the twelve month periods ended December 31, 2005 as compared to the comparable prior year period. Net revenues decreased $29 million and income before income taxes decreased $14 million during 2005 as compared to 2004. During 2004, as compared to 2003, admissions at this facility decreased 7%, patient days decreased 6%, net revenues decreased $24 million and income before income taxes decreased $21 million.

In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which is scheduled to be completed and opened during the second quarter of 2006. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2006) and the underlying value of the property.

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. The operators of our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, as competition in the health care market has increased, wage rates and physician and other qualified medical support personnel recruiting costs have risen, increasing the continued pressure on a facility’s operating margins and profitability. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel. We anticipate that our operators, including UHS, will continue to encounter increased competition in the future that could lead to a decline in patient volumes and harm their businesses, which in turn, could harm our business.

Operators that fail to comply with governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items:

•	hospital billing practices;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and patient medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and accreditation of our facilities;

•	hospital rate or budget review;

•	operating policies and procedures, and;

•	construction or expansion of facilities and services.

If our operators fail to comply with applicable laws and regulations, they could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of their licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility. In addition, our bonus rents are based on our operators net revenues, which in turn are affected by the amount of reimbursement that such lessees receive from the government.

Although UHS and the other operators of our acute care facilities, believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Because many of these laws and regulations are relatively new, in many cases, our operators don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject their current or past practices to allegations of impropriety or illegality or could require them to make changes in the facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

• Medicare, Medicaid and Private Payor Reimbursement.    A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by operators of our facilities. In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operators’ operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities.

In addition to changes in government reimbursement programs, our operators’ ability to negotiate favorable service contracts with purchasers of group health services, including managed care providers, significantly affects the revenues and operating results of our facilities. Further, a primary collection risk for our operators relates to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles.

• Health Care Reform.    An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

If we fail to maintain our REIT status, we will become subject to federal income tax on our taxable income at regular corporate rates.

In order to qualify as a REIT, we must comply with certain highly technical and complex Internal Revenue Code provisions. Although we believe we have been qualified as a REIT since our inception, there can be no assurance that we have been so qualified or will remain qualified in the future. Failure to qualify as a REIT may subject us to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, we might be barred from qualification as a REIT for four years following disqualification.

The market value of our common stock could be substantially affected by various factors.

Many factors, certain of which are outside of our control, could have an adverse effect on the share price of our common stock. These factors include certain of the risks discussed herein, our financial condition, performance and prospects, the market for similar securities issued by REITs, demographic changes, operating results of our operators and other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

Ownership limitations and anti-takeover provisions in our declaration of trust and bylaws and under Maryland law may delay, defer or prevent a change in control or other transactions that could provide shareholders with a take-over premium. We are subject to significant anti-takeover provisions.

In order to protect us against the risk of losing our REIT status for federal income tax purposes, our declaration of trust permits our Trustees to redeem shares acquired or held in excess of 9.8% of the issued and outstanding shares of our voting stock and, which in the opinion of the Trustees would jeopardize our REIT status. In addition, any acquisition of our common or preferred shares that would result in our disqualification as a REIT is null and void. The right of redemption may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our shareholders’ ability to realize a premium over the market price for the shares of our common stock.

Our declaration of trust authorizes our Board of Trustees to issue additional shares of common and preferred stock and to establish the preferences, rights and other terms of any series of preferred stock that we issue. Although our Board of Trustees has no intention to do so at the present time, it could establish a series of preferred stock that could delay, defer or prevent a transaction or a change in control that might involve the payment of a premium over the market price for our common stock or otherwise be in the best interests of our shareholders.

These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third-party to gain control of us, which could adversely affect the market price of our securities and prevent shareholders from receiving a take-over premium.

We depend heavily on key management personnel and the departure of one or more of our key executives or a significant portion of our operators’ local hospital management personnel could harm our business.

The expertise and efforts of our senior executives and key members of our operators’ local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our operators’ local hospital management personnel could significantly undermine our management expertise and our operators’ ability to provide efficient, quality health care services at our facilities, which could harm their business, and in turn, harm our business.

Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our profitability.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS, some of which are larger and have a lower cost of capital than we do. Additionally, the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table shows our investments in hospital facilities leased to UHS and other non-related parties. The table on the next page provides information related to various properties in which we have significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

								Lease Term
		Number of available beds @ 12/31/05	Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
Hospital Facility Name and Location	Type of facility		2005	2004	2003	2002	2001
Chalmette Medical Center Chalmette, Louisiana(2)	Acute Care	0	69%	68%	71%	68%	60%	$960,000	2008	10

Southwest Healthcare System: Inland Valley Campus(3) Wildomar, California	Acute Care	80	87%	78%	74%	71%	80%	1,857,000	2006	25

McAllen Medical Center(4) McAllen, Texas	Acute Care	612	59%	68%	72%	73%	69%	5,485,000	2006	25

Wellington Regional Medical Center(5) West Palm Beach, Florida	Acute Care	121	73%	72%	68%	58%	52%	2,495,000	2006	25

The Bridgeway North Little Rock, Arkansas	Behavioral Health	98	96%	98%	98%	97%	91%	683,000	2009	15

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	74%	74%	75%	74%	71%	885,000	2009	15

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	69	47%	47%	71%	78%	64%	1,319,000	2006	20

ITEM 2.	Properties (continued)

							Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent	End of initial or renewed term(6)	Renewal term (years)
Facility Name and Location		2005	2004	2003	2002	2001
Fresno Herndon Medical Plaza Fresno, California	MOB	67%	67%	73%	92%	95%	$538,000	2007- 2008	various

Kelsey-Seybold Clinic at Kings Crossing Kingwood, Texas	MOB	100%	100%	100%	100%	100%	329,000	2008	none

Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	90%	91%	82%	83%	88%	302,000	2007- 2015	various

Southern Crescent Center Riverdale, Georgia	MOB	49%	64%	70%	77%	77%	196,000	2007- 2012	various

Cypresswood Professional Center Spring, Texas	MOB	100%	100%	97%	96%	100%	550,000	2006- 2008	various

Desert Springs Medical Plaza(7) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,536,000	2006- 2015	various

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	219,000	2009	20

Summerlin Hospital MOB(7) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,127,000	2006- 2014	various

Summerlin Hospital MOB II(7) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,476,000	2006- 2013	various

Sheffield Medical Building Atlanta, Georgia	MOB	85%	88%	99%	98%	99%	1,400,000	2006- 2012	various

Southern Crescent Center, II Riverdale, Georgia	MOB	94%	98%	98%	88%	88%	1,039,000	2010	10

Medical Center of Western Connecticut Danbury, Connecticut	MOB	100%	100%	94%	94%	95%	699,000	2006- 2010	various

Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	593,000	2010	10

Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	275,000	2011	10

700 Shadow Lane and Goldring MOBs(7) Las Vegas, Nevada	MOB	99%	99%	99%	—	—	1,571,000	2006- 2014	various

St. Mary’s Professional Office Building Reno, Nevada	MOB	77%	—	—	—	—	3,268,000	2006- 2025	various

N/A	- Not Applicable
(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2005. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette are leased from us by a subsidiary of UHS and according to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. Pursuant to the agreement, if UHS decides not to rebuild the facility, we will then decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options, including potentially fulfilling its Chalmette lease obligation by offering us a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS. The base and bonus rental earned on the Chalmette facility, accounted for approximately 5% of our consolidated revenues during each of the years ended December 31, 2005 and 2004. Although we do not believe that the potential loss of this facility will have a material adverse effect on us, we cannot guarantee or predict the future performance of any substitute properties. See Note 2 to the Consolidated Financial Statements for additional information.
(3)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger).

The average occupancy rates shown for this facility in 2005, 2004, 2003 and 2002 were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses. The average occupancy rates shown for the 2001 year was based on the average number of beds occupied at the Inland Valley campus.

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

The average occupancy rates shown for this facility in all years were based on the combined number of beds at McAllen Medical Center and the McAllen Heart Hospital.

(5)	During the first quarter of 2004, UHS completed and financed an $8.5 million expansion to the physical capacity of Wellington Regional Medical Center in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the portion of the facility owned by UHS (as calculated pursuant to a percentage based allocation determined at the time of the expansion).
(6)	Properties are multi-tenant MOBs which have various lease maturity dates.
(7)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter (does not include the three MOBs under construction as of December 31, 2005):

		Available for Lease Jan. 1, 2006	Percentage of RSF with lease expirations
	Total RSF		2006	2007	2008	2009	2010	2011 and later
Hospital Investments
McAllen Medical Center	532,403	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Wellington Regional Medical Center	121,015	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Kindred Hospital Chicago Central	115,554	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Chalmette Medical Center	93,751	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Southwest Healthcare System—Inland Valley Campus	84,515	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Tri-State Regional Hospital	77,440	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
The Bridgeway	57,901	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%

Subtotal Hospitals	1,082,579	0%	79%	0%	9%	12%	0%	0%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs	200,572	5.3%	19.8%	27.9%	31.4%	3.0%	8.3%	4.3%
Saint Mary's Professional Office Building	190,570	16.4%	0.4%	0.0%	0.0%	0.0%	0.0%	83.2%
Edwards Medical Plaza	141,583	14.7%	24.1%	22.2%	18.7%	4.5%	8.2%	7.6%
GoldShadow MOB's	115,027	2.8%	24.8%	21.0%	18.0%	7.9%	0.9%	24.6%
Desert Springs Medical Plaza	106,830	0.0%	24.2%	7.1%	7.2%	16.2%	14.9%	30.4%
Centinela Medical Buildings	103,353	6.9%	32.6%	4.1%	4.0%	35.5%	2.1%	14.8%
Suburban Medical Center MOBs	102,818	2.8%	13.8%	26.7%	2.0%	7.9%	0.0%	46.8%
Thunderbird Paseo Medical Plaza I & II	96,569	0.0%	14.8%	18.3%	43.0%	3.8%	10.5%	9.6%
Summerlin Hospital Medical Office Building II	92,313	0.0%	20.2%	16.9%	9.2%	3.8%	23.1%	26.8%
Summerlin Hospital Medical Office Building I	89,636	0.0%	42.9%	20.4%	14.0%	14.1%	2.6%	6.0%
Papago MOB	79,251	1.0%	41.5%	0.0%	28.1%	21.5%	7.9%	0.0%
Deer Valley Medical Office II	77,264	0.0%	0.9%	4.2%	0.0%	5.6%	5.1%	84.2%
Mid Coast Medical Office Building	73,762	0.0%	27.1%	0.0%	0.0%	0.0%	0.0%	72.9%
Sheffield	71,940	15.1%	10.1%	17.6%	17.0%	9.4%	14.1%	16.7%
Rosenberg Children's Medical Plaza	66,231	4.9%	0.0%	0.0%	21.3%	0.0%	26.5%	47.3%
Spring Valley Medical Office Building	57,830	15.2%	0.0%	0.0%	0.0%	41.3%	13.4%	30.1%
Southern Crescent Center II	53,680	6.2%	0.0%	0.0%	0.0%	7.5%	86.3%	0.0%
Desert Valley Medical Center MOB	53,625	5.2%	42.1%	17.5%	23.3%	2.2%	9.7%	0.0%
Southern Crescent Center I	41,400	56.1%	22.4%	5.8%	0.0%	0.0%	0.0%	15.7%
Cypresswood	40,082	9.2%	11.6%	46.5%	32.7%	0.0%	0.0%	0.0%
Medical Center of Western Connecticut	37,522	0.0%	23.9%	0.0%	4.4%	15.1%	56.6%	0.0%
Fresno Herndon Medical Plaza	36,417	33.3%	0.0%	46.9%	19.8%	0.0%	0.0%	0.0%
Apache Junction Medical Plaza	26,901	4.0%	5.9%	38.9%	20.0%	0.0%	8.7%	22.5%
Santa Fe Professional Plaza	25,294	0.0%	13.4%	22.4%	50.4%	4.5%	4.5%	4.8%
Rio Rancho Medical Center	22,956	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Kelsey-Seybold Clinic at King's Crossing	20,470	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Professional Bldg at King's Crossing	20,447	10.1%	0.0%	21.6%	14.5%	0.0%	0.0%	53.8%
Orthopaedic Specialists of Nevada	11,000	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Family Doctor's MOB	9,155	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Chesterbrook Academy—Uwchlan	8,163	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Chesterbrook Academy—Newtown	8,100	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Chesterbrook Academy—New Britain	7,998	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%

Sub-total Other Investments	2,097,059	7%	17%	14%	15%	8%	11%	28%

Total	3,179,638	5%	38%	9%	13%	10%	7%	18%

ITEM 3.	Legal Proceedings

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the two years ended December 31, 2005 and 2004 are summarized below:

	2005		2004
	High Price	Low Price	High Price	Low Price
First Quarter	$32.15	$28.06	$33.70	$29.61
Second Quarter	$39.25	$27.47	$34.00	$24.82
Third Quarter	$40.80	$33.15	$30.85	$27.99
Fourth Quarter	$34.39	$31.15	$34.50	$30.14

Holders

As of January 31, 2006, there were approximately 599 shareholders of record of our shares of beneficial interest.

Dividends

It is our intention to declare quarterly dividends to the holders of our shares of beneficial interest so as to comply with applicable sections of the Internal Revenue Code governing REITs. Our revolving credit facility limits our ability to increase dividends in excess of 95% of cash available for distribution, as defined in our revolving credit agreement, unless additional distributions are required to be made so as to comply with applicable sections of the Internal Revenue Code and related regulations governing REITs. In each of the past two years, dividends per share were declared as follows:

	2005	2004
First Quarter	$.505	$.495
Second Quarter	.555	.500
Third Quarter	.555	.500
Fourth Quarter	.560	.505

	$2.175	$2.000

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of December 31, 2005, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plans Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding issued and outstanding options)
Equity compensation plans approved by security holders	218,000	$9.84	166,000

Equity compensation plans not approved by security holders	—	—	—

TOTAL	218,000	$9.84	166,000

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2005. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2005(1)	2004(1)	2003	2002	2001
Operating Results:
Total revenue	$33,338	$31,777	$27,052	$27,168	$26,313
Income from continuing operations	25,423	21,712	23,433	20,631	17,357
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	—	1,959	992	992	992

Net income	$25,423	$23,671	$24,425	$21,623	$18,349

Balance Sheet Data:
Real estate investments, net of accumulated depreciation	$152,865	$157,601	$130,298	$134,375	$138,666
Investments in LLCs(2)	29,572	40,523	61,001	48,314	46,939
Total assets(2)	196,889	204,583	194,291	185,117	187,904
Total indebtedness(2)(3)	35,548	46,210	37,242	30,493	33,432
Other Data:
Funds from operations(4)	$29,202	$31,149	$30,101	$28,482	$25,931
Cash provided by (used in):
Operating activities	25,307	26,967	26,218	25,059	22,666
Investing activities	8,408	11,905	(10,194)	(199)	(8,220)
Financing activities	(35,586)	(36,387)	(15,994)	(24,891)	(14,111)
Per Share Data:
Basic earnings per share:
From continuing operations	$2.16	$1.85	$2.00	$1.77	$1.65
From discontinued operations	—	0.17	0.09	0.08	0.10

Total basic earnings per share	$2.16	$2.02	$2.09	$1.85	$1.75

Diluted earnings per share:
From continuing operations	$2.15	$1.84	$1.99	$1.76	$1.65
From discontinued operations	—	0.16	0.08	0.08	0.09

Total diluted earnings per share	$2.15	$2.00	$2.07	$1.84	$1.74

Dividends per share	$2.175	$2.000	$1.960	$1.920	$1.875

Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,764	11,744	11,713	11,687	10,492
Weighted average number of shares and share equivalents outstanding—diluted	11,841	11,813	11,779	11,750	10,536

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Effective March 31, 2004, we began consolidating the assets, liabilities, third-party borrowings, which are non-recourse to us, and minority interests of three LLC investments. As a consequence, as of December 31, 2004, our Investments in LLCs decreased by $16.4 million, our Total Assets increased by $22.6 million and our Total Indebtedness increased by $22.1 million.

(3)	Excludes $152.3 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of December 31, 2005 (see Note 9 to the Consolidated Financial Statements).
(4)	Funds from operations, is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO is shown below.

In June of 2001, we issued 2.6 million additional shares of beneficial interest at $21.57 per share generating net proceeds of $53.9 million to us. These proceeds were used to repay outstanding borrowings under our revolving credit facility thereby decreasing interest expense and increasing FFO. FFO shown above is calculated as follows:

	(000s)
	2005	2004	2003	2002	2001
Net income	$25,423	$23,671	$24,425	$21,623	$18,349
Depreciation expense:
Consolidated investments	5,503	5,038	4,361	4,333	4,325
Unconsolidated affiliates	4,012	4,282	4,146	3,791	3,284
Gain on sale of real property
Consolidated investments	—	—	—	—	—
Unconsolidated affiliates	(1,043)	(1,009)	(2,831)	(1,220)	—
Discontinued operations	—	(833)	—	—	—
Property damage recovered from UHS—Wellington	(4,693)	—	—	—	—

FFO	$29,202	$31,149	$30,101	$28,527	$25,958

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2005, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

Forward Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises, lease expirations and lease renewals;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or our operators;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	real estate market factors, including without limitation the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid; demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care; the ability to attract and retain qualified medical personnel, including physicians;

•	the ability of operators of our facilities, particularly UHS, to obtain adequate levels of general and professional liability insurance;

•	competition from other REITs and for our operators, from other health care providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of our largest acute care facility;

•	the continuing impact of Hurricane Katrina upon us and UHS;

•	changes in or inadvertent violations of tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

Given these uncertainties, risks and assumptions, you are cautioned not to place undue reliance on such forward-looking statements. Our actual results and financial condition, including the operating results of our lessees and the facilities leased to subsidiaries of UHS, could differ materially from those expressed in, or implied by, the forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to publicly update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

A summary of our critical accounting policies is outlined in Note 1 to the Consolidated Financial Statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Revenue Recognition — Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated MOBs relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

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

Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 9 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2005 and 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, that one, and possibly two, of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

Federal Income Taxes — No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and as of December 31, 2005, we had no salaried employees.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2006. All transactions with UHS must be approved by the Independent Trustees.

The Advisor is entitled to certain advisory and incentive fees for it services. No incentive fees were paid during 2005, 2004 and 2003. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements. See “Relationship to Universal Health Services, Inc.” in Item 1 and Note 2 to the Consolidated Financial Statements and “Relationship with Universal Health Services, Inc.” appearing under Item 1 hereof for additional information on the Advisory Agreement and related fees.

The leases on the five hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 48%, 51% and 60% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases with wholly-owned UHS hospital facilities accounted for 25%, 27% and 27% of the combined consolidated and unconsolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. One of the hospital facilities leased to UHS was severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. See Note 2 to the Consolidated Financial Statements for additional disclosure.

Recent Accounting Pronouncements

Stock Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. The SEC deferred the effective date for SFAS 123(R) for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We plan on using the Black-Scholes model as our option pricing model for applying SFAS 123(R). The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123(R) using the modified prospective method for transition purposes. Based on stock options outstanding at December 31, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements. Had we adopted SFAS 123, the additional stock-based compensation expense determined under the Black-Scholes model would have been $9,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock option is amortized to expense over the vesting period, and additional options may be granted in future years.

Conditional Asset Retirement Obligations: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143. FIN 47 states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonable to estimate. We adopted FIN 47 as of December 31, 2005. We conducted a review of each of our properties to determine if we had obligations to perform asset retirement activity which may not be within our control, such as the remediation or removal of asbestos containing materials. Our review did not identify any significant issues pertaining to the provisions of FIN 47 and the impact did not have a material effect on our financial position or results of operations.

Accounting Changes and Error Corrections: In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 154.

Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights: In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on our financial position or results of operations.

Accounting for Rental Costs Incurred during a Construction Period: In October 2005, FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP FAS 13-1) was released. FSP FAS 13-1 states that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period in determining when the lease period commences. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material effect on our financial position or results of operations.

Results of Operations

Year ended December 31, 2005 as compared to the year ended December 31, 2004:

Income from continuing operations increased $3.7 million to $25.4 million or $2.15 per diluted share during 2005 as compared to $21.7 million or $1.84 per diluted share during 2004. For the 2004 year, income from discontinued operations totaled $2.0 million, including a $833,000 gain on sale of real property. Net income increased $1.7 million to $25.4 million or $2.15 per diluted share during 2005 as compared to $23.7 million or $2.00 per diluted share during 2004.

The $1.7 million or $.15 per diluted share increase in net income during 2005, as compared to 2004, was primarily attributable to:

•	a favorable change of $4.7 million or $.40 per diluted share resulting from the property damage recovered from UHS during 2005 in connection with replacement of hurricane-damaged property at Wellington Regional Medical Center (“Wellington”);

•	an unfavorable change of approximately $1.2 million or $.10 per diluted share from an increase in other operating expenses (excluding the impact of FIN 46R) resulting primarily from increased operating expenses related to our MOBs, increased administrative costs, including insurance expense, and an asset write-off charge recorded during 2005 in connection with building renovations at one of our MOBs;

•	an unfavorable change of $700,000 or $.06 per diluted share resulting from the purchase of Virtue Street Pavilion by UHS in December of 2004 (net of interest expense savings on the $7.3 million of sale proceeds received and the depreciation expense decrease);

•	an unfavorable change of $833,000 or $.07 per diluted share resulting from the gain recorded during 2004 on the purchase of Virtue Street Pavilion by UHS during 2004, and;

•	other unfavorable changes of approximately $300,000 or $.02 per diluted share including increased depreciation expense recorded in connection with the replacement of hurricane-damaged property at Wellington.

Total revenues increased by $1.6 million to $33.3 million in 2005 as compared to $31.8 million in 2004. The increase was due primarily to the consolidation of the results of operations of the three LLCs as of April 1, 2004 pursuant to FIN 46R, as discussed below.

Other operating expenses increased $1.7 million to $6.7 million during 2005 as compared to $5.0 million during 2004. Approximately $500,000 of the increase in operating expenses is due to the consolidation of the three LLCs pursuant to FIN 46R, as discussed below. Also contributing to the increase in other operating expense during 2005, as compared to 2004, was increased administrative costs, including increased insurance expense, and an asset write-off charge of approximately $100,000 recorded during 2005 in connection with building renovations at one of our MOBs. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $5.3 million during 2005 and $4.3 million during 2004. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our statements of income. Approximately $4.0 million or 75% in 2005, and $3.3 million or 75% in 2004, of the operating expenses related to the medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent upon various factors such as overall building occupancy levels and terms of individual leases.

Depreciation and amortization increased $648,000 during 2005, as compared to 2004, due primarily to the consolidation of the LLCs pursuant to FIN 46R, as discussed below, as well as an increase resulting from the depreciation expense recorded on the replacement of hurricane-damaged property at Wellington.

Interest expense decreased $59,000 during 2005 as compared to 2004, due primarily to: (i) an increase of $426,000 resulting from the consolidation of the LLCs pursuant to FIN 46R , as discussed below; (ii) a net charge of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (iii) a decrease of approximately $737,000 due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds. Contributing to the decrease in our average outstanding borrowing during 2005, as compared to 2004, is the repayment of debt using the $7.3 million of proceeds received related to UHS’s purchase of Virtue Street Pavilion in December of 2004.

Included in our financial results was $4.6 million during 2005 and $5.0 million during 2004, of operating income generated from our ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements). Included in our financial results during each of the years ended December 31, 2005 and 2004 were gains of $1.0 million resulting from the sale of real property by unconsolidated LLCs. The $400,000 decrease during 2005, as compared to 2004, is due primarily to the consolidation of the three LLCs pursuant to FIN 46R, as discussed below.

As of December 31, 2005, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are, or will be, accounted for by the equity method and three that are consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, that one, and possibly two, of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

Our Consolidated Statements of Income for the three and twelve month periods ended December 31, 2005 include the revenue and expenses associated with the three consolidated LLCs. The revenue and expenses associated with these properties were also included in our Consolidated Statements of Income for the nine month period of April 1, 2004 through December 31, 2004. Prior to April 1, 2004, the operations of these LLCs were recorded in our Consolidated Statements of Income using the equity method of accounting and, therefore, the revenue and expenses of these three LLCs were not consolidated in our Consolidated Statements of Income. As detailed in the table below, during the three month period ended March 31, 2004, these properties generated approximately $1.6 million of revenue, $300,000 of depreciation and amortization expense, $500,000 of other operating expenses and $400,000 of interest expense. The “As Adjusted” column in the table below presents the effect this three month period ended March 31, 2004 would have had on our Consolidated Income Statement for the twelve month period ended December 31, 2004, had we consolidated these three VIEs for the three month period ended March 31, 2004. There was no impact on our net income as a result of the consolidation of these LLCs.

(amounts in thousands)

Twelve Months Ended December 31, 2004	As reported in Consolidated Statements of Income	Jan – Mar, 2004 Combined Statements of Income for LLCs	As Adjusted
Revenues	$31,777	$1,646	$33,423
Expenses:
Depreciation and amortization	5,177	292	5,469
Advisory fee to UHS	1,498	—	1,498
Other operating expenses	5,000	559	5,559
Property write-down - hurricane damage - Wellington	1,863	—	1,863
Property damage recoverable from UHS - Wellington	(1,863)	—	(1,863)

	11,675	851	12,526

Income before equity in limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	20,102	795	20,897
Equity in income of unconsolidated LLCs (including gain on Sale of real property of $1,009)	4,967	(360)	4,607
Interest expense	(3,357)	(435)	(3,792)
Income from discontinued operations	1,959	—	1,959

Net Income	$23,671	—	$23,671

During the fourth quarter of 2005, we sold our 48% non-controlling ownership interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which is collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which we expect to recognize as income during 2006 when the cash proceeds to repay the note receivable are received by us.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette are leased from us by a subsidiary of UHS and according to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options, including potentially fulfilling its Chalmette lease obligations by offering us a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS. Pursuant to the agreement, if UHS decides not to rebuild the facility, we will then decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. The base and bonus rental earned on the Chalmette facility accounted for approximately 5% of our consolidated revenues during each of the years ended December 31, 2005 and 2004. Although we do not believe that the potential loss of this facility will have a material adverse effect on us, we cannot guarantee or predict the future performance of any substitute property or properties. See Note 2 to the Consolidated Financial Statements for additional information.

During the first quarter of 2005, Bayway properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of which our share was approximately $1.0 million, which is included in our results of operations for 2005.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs have also been recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet. We believe the majority of the repairs to the facility have been completed, however, there may be some additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

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

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004 or 2003. As a result of this transaction, our cash flows from operating activities were adversely affected since calculated using our average incremental borrowing rate during 2005, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds was approximately $900,000 less than the annual rental payments earned by us pursuant to the terms of the lease. After adjusting for the decreased deprecation expense resulting from this transaction, our net income decreased approximately $700,000 during 2005, as compared to 2004.

The following table shows the results of operations for the Virtue Street Pavilion which were reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Revenues	$1,261	$1,261
Depreciation expense	(135)	(269)

Income from operations	1,126	992
Gain on sale	833	—

Income from discontinued operations, net	$1,959	$992

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

Below is a reconciliation of our reported net income to FFO for 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Funds From Operations:
Net income	$25,423	$23,671
Plus: Depreciation and amortization:
Consolidated investments	5,503	5,038
Unconsolidated affiliates	4,012	4,282
Less: Gain on LLC’s sale of real property	(1,043)	(1,009)
Gain on sale of real property-discontinued operations	—	(833)
Property damage recovered from UHS - Wellington	(4,693)	—

Funds From Operations	$29,202	$31,149

Our FFO decreased 6.3% or $1.9 million to $29.2 million 2005 as compared to $31.1 million in 2004. This decrease in FFO was due primarily to:

•	an increase in other operating expenses of approximately $1.2 million (excluding the impact of FIN 46R) resulting primarily from increased operating expenses related to our MOBs, increased administrative costs, including insurance expense, and an asset write-off charge recorded during 2005 in connection with building renovations at one of our MOBs, and;

•	a decrease of approximately $900,000 resulting from the purchase of Virtue Street Pavilion by UHS in December of 2004 (net of interest expense savings on the $7.3 million of sale proceeds received);

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

Total revenues increased by $4.7 million to $31.8 million in 2004 as compared to $27.1 million in 2003, resulting primarily from: (i) a favorable $4.8 million increase in base rentals due to the consolidation of the results of operations of the three LLCs, as previously discussed, and; (ii) $100,000 of other net unfavorable changes due primarily to approximately $200,000 of base rental decreases resulting from lease renewals during 2003 and 2004 which were based on Treasury rates at the time of renewal, partially offset by $106,000 increase in bonus rental revenue from UHS facilities.

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

Depreciation and amortization increased $910,000 during 2004, as compared to 2003, due primarily to the consolidation of the LLCs, as previously discussed. Other operating expenses increased $1.6 million during 2004, as compared to 2003, also due primarily to the consolidation of the results of operations of the three LLCs. Included in our other operating expenses were expenses related to the consolidated medical office buildings, which totaled $4.3 million in 2004 and $2.6 million in 2003. The $1.7 million increase in operating expense related to our medical office buildings is also due to the consolidation of the LLCs, as previously discussed. A portion of the expenses associated with the medical office buildings are passed on directly to the tenants and are included as revenues in our statements of income. Approximately $3.3 million or 75% in 2004 and, $1.6 million or 60% in 2003, of the operating expenses related to the medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent on various factors such as overall building occupancy levels and terms of individual leases.

Included in our financial results was $4.0 million in 2004 (before $1.0 million gain on sale of real property) and $5.1 million in 2003 (before $2.8 million of gains on sales of real properties) of operating income generated from our ownership of equity interests in limited liability companies which own medical office buildings in Arizona, California, Kentucky, New Mexico, Nevada and Maine (see Note 9 to the Consolidated Financial Statements). The decrease during 2004, as compared to 2003, is due primarily to the consolidation of the three LLCs, as previously discussed.

As mentioned above, Parkvale Properties sold the real property of the Parkvale Medical Building during the second quarter of 2004 and our share of the net sale proceeds resulting from this transaction was $950,000. Since the carrying value of this investment was reduced to zero in a prior year, this amount was included as a gain on sale of real property in our results of operations for 2004.

During the fourth quarter of 2003, 23650 Madison and PacPal Investments, two LLCs in which we owned 95% non-controlling ownership interests, sold the real estate assets of Skypark Professional Medical Building and Pacifica Palms Medical Plaza, respectively, both of which are located in Torrance, California. Our share of the combined net sales proceeds resulting from these transactions was $6.3 million. These transactions resulted in a combined gain of $2.5 million which is included in our 2003 results of operations. Also during 2003, we received $365,000 from Parkvale Properties, a LLC in which we owned a 60% non-controlling ownership interest, representing our share of the net sale proceeds from the sale of Palo Verde Medical Center, a medical office building located in Phoenix, Arizona. Since the carrying value of this investment was reduced to zero in a prior year, this sale resulted in a gain of $365,000, which is included in our 2003 results of operations.

Our FFO increased $1.0 million or 3.5% to $31.1 million during 2004 as compared to $30.1 million during 2003. Below is a reconciliation of our reported net income to FFO (amounts in thousands).

	Year Ended December 31,
	2004	2003
Funds From Operations:
Net income	$23,671	$24,425
Plus: Depreciation and amortization:
Consolidated investments	5,038	4,361
Unconsolidated affiliates	4,282	4,146
Less: Gain on LLC’s sale of real property	(1,009)	(2,831)
Gain on sale of real property-discontinued operations	(833)	—

Funds From Operations	$31,149	$30,101

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

Most of our leases contain provisions designed to mitigate the adverse impact of inflation. Our hospital leases require all building operating expenses, including maintenance, real estate taxes and other costs, to be paid by the lessee. In addition, certain of the hospital leases contain bonus rental provisions, which require the lessee to pay additional rent to us based on increases in the revenues of the facility over a base year amount. In addition, most of our MOB leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, insurance and real estate taxes. These provisions may reduce our exposure to increases in operating costs resulting from inflation. To the extent that some leases do not contain such provisions, our future operating results may be adversely impacted by the effects of inflation.

Liquidity and Capital Resources

Liquidity

Year ended December 31, 2005 as compared to December 31, 2004:

Net cash provided by operating activities

Net cash provided by operating activities was $25.3 million during 2005 as compared to $27.0 million during 2004. The $1.7 million net unfavorable change during 2005, as compared to 2004, was primarily attributable to: (i) a $1.4 million unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of properties by LLCs, gain on sale of real property, property write-down from hurricane damage at Wellington, property write-down from hurricane damage at Chalmette, property damage recovered from UHS-Wellington, property damage recoverable from UHS-Chalmette and net loss on ineffective cash flow hedge); (ii) a $537,000 unfavorable change in rent receivable, and; (iii) $264,000 favorable change in accrued expenses and other liabilities. The $1.4 million unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was due primarily to: (i) an unfavorable change of approximately $1.2 million resulting from an increase in other operating expenses, as mentioned above (excluding the impact of FIN 46R); (ii) an unfavorable change of approximately $900,000 resulting from the purchase of the Virtue Street Pavilion by UHS in December of 2004 (net of interest expense savings on the $7.3 million of sale proceeds received); (iii) a favorable change of approximately $300,000 resulting from the add-back of additional depreciation and amortization expense incurred by three LLCs that we began including in our financial statements, on a consolidated basis, on April 1, 2004 as a result of FIN 46R, and; (iv) $400,000 of other favorable changes including a decrease in interest expense.

Net cash provided by investing activities

Net cash provided by investing activities was $8.4 million during 2005 as compared to $11.9 million during 2004.

We received $2.9 million during 2005 and $1.0 million during 2004 of cash distributions in connection with the sales of real properties by LLCs. We also received distributions from refinancing proceeds of $8.5 million during 2005 and $800,000 during 2004, in connection with our investments in LLCs. During 2005 and 2004, we received $954,000 and $1.0 million of cash distributions in excess of income from LLCs. Additionally, during 2005 and 2004 we spent $2.4 million (net of $4.7 million of property damage costs recovered from UHS) and $528,000 (net of $1.9 million of property damage costs recovered from UHS), respectively, on capital additions. During 2004, we received $7.3 million of cash in connection with the sale of the real property of Virtue Street Pavilion and we also received $6.4 million of cash in connection with the 2003 sales by two LLCs that owned the real estate assets of Skypark Professional Medical Office Building and Pacifica Palms Medical Plaza.

During 2005, we invested a total of $11.2 million in the following (consisting of $8.3 million of investments in LLCs and $2.9 million of advances made to LLCs):

•	$4.5 million of equity funded in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005. We have committed to invest a total of $10.5 million ($8.0 million in equity of which $4.5 million has been funded, and $2.5 million in debt financing, which was repaid to us during 2005). The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$2.5 million paid to an unrelated third-party member as net consideration in connection with the restructure of the ownership interests in five existing unconsolidated LLCs (see Note 9 to the Consolidated Financial Statements);

•	$1.0 million funded in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza, located in Fontana, California. We have committed to invest a total of up to $3.5 million in equity in this LLC. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project is scheduled to be completed and opened during the fist quarter of 2006;

•	$235,000 of additional equity funded during the third quarter of 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$400,000 additional advance to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in the LLC (which was fully repaid during 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC which we have a 76% non-controlling equity interest (which was fully repaid during 2005);

•	$425,000 advance made to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest;

•	$1.3 million advance made (we have committed to a total of $1.7 million of debt financing to this LLC) to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest, and;

•	$85,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest.

Also during 2005, we received $9.6 million of cash in connection with repayments of advances previously made to LLCs, as follows:

•	$6.5 million received as repaid advances previously provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest ($600,000 received in the second quarter and $5.9 million in the first quarter);

•	$2.5 million received as repaid advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest, and;

•	$680,000 received as repaid advances previously provided to a LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest.

During 2004, we invested a total of $4.2 million in the following (consisting of $2.8 million of investments in LLCs and $1.4 million of advances made to LLCs):

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

Net cash used in financing activities

Net cash used in financing activities was $35.6 million during 2005 and $36.4 million during 2004.

We paid dividends of $25.6 million during 2005 as compared to $23.5 million during 2004. We repaid $10.0 million and $13.0 million during 2005 and 2004, respectively, under the terms of our revolving credit facility. We repaid $662,000 and $435,000 of mortgage notes payable during 2005 and 2004, respectively. We received $664,000 during 2005 and $593,000 during 2004, of proceeds from the issuance of shares of beneficial interest.

Year ended December 31, 2004 as compared to December 31, 2003:

Net cash provided by operating activities

Net cash provided by operating activities increased to $27.0 million during 2004 as compared to $26.2 million during 2003. The $749,000 net favorable change during 2004, as compared to 2003, was primarily attributable to: (i) a $1.0 million favorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of properties by LLCs, gain on sale of real property, property damage write-down from hurricane damage-Wellington and property damage recovered from UHS-Wellington); (ii) a $129,000 unfavorable change in accrued interest, and; (iii) $141,000 of other net unfavorable changes. The $1.0 million favorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was due primarily to the add-back of approximately $900,000 of depreciation and amortization expense incurred by three LLCs that we began including in our financial statements, on a consolidated basis, on April 1, 2004 in connection with the adoption of FIN 46R.

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $11.9 million during 2004, as discussed above, as compared to ($10.2 million) during 2003.

During 2003, we received $1.0 million of cash in excess of income from LLCs, $5.0 million of distributions in connection with refinancing proceeds related to our investments in LLCs and $365,000 of cash distributions in connection with the sales of real properties by LLCs ($6.7 million of cash distributions from sales of properties by LLCs during 2003 less $6.3 million held in an escrow account).

During 2003, we invested a total of $16.2 million in the following (consisting of $9.3 million of investments in LLCs and $7.5 million of advances made to LLCs and $575,000 of repayments of advances previously provided to LLCs):

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

Net cash used in financing activities

Net cash used in financing activities was $36.4 million during 2004, as discussed above, and $16.0 million during 2003.

We paid dividends of $23.0 million during 2003 and borrowed $6.8 million under the terms of our revolving credit facility. We repaid $95,000 of mortgage notes payable during 2003. We received $757,000 during 2003, of proceeds from the issuance of shares of beneficial interest. Also during 2003, we paid $540,000 in fees in connection with the commencement of our revolving credit agreement.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2005, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was ..25%. At December 31, 2005, we had $10.0 million of outstanding borrowings and $9.1 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $12.0 million in 2005, $26.4 million in 2004 and $28.3 million in 2003 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 9.0% in 2005, 7.0% in 2004 and 7.6% in 2003. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2005, we had approximately $60.9 million of available borrowing capacity under this Agreement.

Covenants in the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing REITs. We are in compliance with such covenants at December 31, 2005.

We have four mortgages, which are non-recourse to us, included on our Consolidated Balance Sheet as of December 31, 2005 with a combined outstanding balance of $25.5 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. At December 31, 2005, these mortgages had a combined fair value of approximately $27.6 million. Changes in market interest rates on our fixed rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. We are scheduled to repay an average of approximately $660,000 in principal per year through 2006, with a balloon payment in the amount of $5.1 million occurring in 2006; an average of approximately $550,000 in principal per year from 2007 through 2009, with a balloon payment in the amount of $6.5 million occurring in 2009; during 2010, we are scheduled to repay approximately $250,000 in principal, with two balloon payments totaling of $11.4 million in 2010.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2005:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed(a)	$25,548	$5,701	$1,136	$18,711	—
Long-term debt-variable	10,000	—	10,000	—	—
Construction commitments(b)(c)(d)(e)	23,620	23,620	—	—	—

Total contractual cash obligations	$59,168	$29,321	$11,136	$18,711	—

(a)	Excludes $152.3 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of December 31, 2005 (see Note 9 to the Consolidated Financial Statements).
(b)	As of December 31, 2005, we have invested approximately $4.5 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $8.0 million in equity (plus an additional $2.5 million of debt financing, which was fully repaid to us during 2005) in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate the St. Mary’s Center for Health, a medical office building located in Reno, Nevada. The property opened during the first quarter of 2005.
(c)	As of December 31, 2005, we have committed to invest up to $3.5 million ($983,000 of which was funded as of December 31, 2005) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million construction loan commitment, which is non-recourse to us.
(d)	As of December 31, 2005, we have committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.
(e)	As of December 31, 2005, we have committed to invest up to $6.6 million ($1.6 million in equity and $5.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in an LLC that will develop, construct, operate and own the Phoenix Children’s East Valley Care Center.

Off Balance Sheet Arrangements

As of December 31, 2005, we are party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at December 31, 2005 totaled $9.1 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $3.7 million related to Arlington Medical Properties, (iii) $800,000 related to Spring Valley Medical Properties; (iv) $2.4 million related to Sierra Medical Properties, and; (v) $900,000 related to Gold Shadow Properties. The $3.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which $4.5 million has been funded as of December 31, 2005. The $2.4 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, $983,000 of which has been funded.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

Our interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by entering into interest rate swap agreements. Our interest rate swap agreements are contracts that require us to pay a fixed rate and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon commencement of the swap agreements. We do not hold or issue derivative instruments for trading purposes and we are not a party to any instruments with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments.

We have entered into interest rate swap agreements which were designed to reduce the impact of changes in interest rates on our variable rate revolving credit notes. At December 31, 2005, we had one outstanding swap agreement having a total notional principal amount of $10 million which matures in July, 2006. This swap agreement effectively fixes the interest rate on $10 million of variable rate debt at 6.88% including the revolver spread of 1.00%. The interest rate swap agreement was entered into in anticipation of certain borrowing transactions made by us. Additional interest expense recorded as a result of our hedging activity, which is included in the effective interest rates shown above, was $431,000, $1,106,000 and $1,424,000 in 2005, 2004 and 2003, respectively. We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. This counterparty is a major financial institution and we do not anticipate nonperformance by the counterparty which is rated A or better by Moody’s Investors Service. Termination of the interest rate swap at December 31, 2005 would have resulted in a payment to the counterparty of approximately $100,000. The fair value of the interest rate swap agreement at December 31, 2005 reflects the estimated amounts that we would pay to terminate the contracts and are based on quotes from the counterparty. For the years ended December 31, 2005, 2004 and 2003, we received a weighted average rate of 3.2%, 1.4% and 1.3% respectively, and paid a weighted average rate on our interest rate swap agreements of 6.1% in 2005, and 7% in 2004 and 2003 (including the revolver spread of 1.00% in 2005, 2004 and 2003).

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in an decrease in the fair value of our fixed-rate debt by approximately $798,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $830,000.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps as of December 31, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average pay and receive rates based on rates in effect at December 31, 2005.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate	$5,701	$546	$590	$7,101	$11,610	$0	$25,548
Weighted average interest rates	7.8%	7.8%	7.8%	8.0%	8.3%
Variable rate long-term debt		$10,000					$10,000
Interest rate swaps:
Pay fixed/receive variable notional amounts	$10,000	$0	$0	$0	$0	$0	$10,000
Average pay rate	5.88%
Fair value	$(100)						$(100)
Weighted average receive rate	3month LIBOR

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 14, 2006

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Trustees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information under the caption “Executive Compensation” and “Compensation Pursuant to Plans” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 13.	Certain Relationships and Related Transactions

There is hereby incorporated by reference the information under the caption “Transactions With Management and Others” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 14.	Principal Accountant Fees and Services

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements: See “Index to Financial Statements and Financial Statement Schedules.”

(2)	Financial Statement Schedules: See “Index to Financial Statements and Financial Statement Schedules.”

(3)	Exhibits:

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

10.2 Agreement dated December 30, 2005, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.7* Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.8 Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.9* Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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

11 Statement re computation of per share earnings is set forth on page 52 of the Trust’s Consolidated Statements of Income.

23.1 Consent of Independent Registered Public Accounting Firm—KPMG LLP.

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

*	Management contract or compensatory plan or arrangement.

Exhibits, other than those incorporated by reference, have been included in copies of this Annual Report filed with the Securities and Exchange Commission. Shareholders of the Trust will be provided with copies of those exhibits upon written request to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH REALTY INCOME TRUST

By:	/s/ ALAN B. MILLER
Alan B. Miller,
Chairman of the Board,
Chief Executive Officer and President

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2006

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr	Trustee	March 14, 2006

/s/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 14, 2006

/s/ MILES L. BERGER Miles L. Berger	Trustee	March 14, 2006

/s/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 14, 2006

/s/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ CHERYL K. RAMAGANO Cheryl K. Ramagano	Vice President, Treasurer and Secretary	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 14, 2006

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2005	December 31, 2004
ASSETS:
Real Estate Investments:
Buildings and improvements	$187,451	$189,204
Accumulated depreciation	(57,729)	(56,609)

	129,722	132,595
Land	23,143	23,143
Construction in progress	—	1,863

Net Real Estate Investments	152,865	157,601

Investments in and advances to limited liability companies (“LLCs”)	29,572	40,523

Other Assets:
Cash and cash equivalents	1,717	3,588
Bonus rent receivable from UHS	1,088	1,128
Rent receivable-other	1,000	392
Note receivable from sale of property	3,102	—
Property damage receivable from UHS	6,259	—
Deferred charges and other assets, net	1,286	1,351

Total Assets	$196,889	$204,583

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Liabilities:
Line of credit borrowings	$10,000	$20,000
Mortgage note payable, non-recourse to us	3,972	4,083
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,576	22,127
Deferred gain on sale of property	1,860	—
Accrued interest	357	417
Accrued expenses and other liabilities	2,575	1,902
Fair value of derivative instruments	100	1,059
Tenant reserves, escrows, deposits and prepaid rents	697	703

Total Liabilities	41,137	50,291

Minority interests	302	239

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2005—11,777,829; 2004—11,755,670	118	118
Capital in excess of par value	186,943	186,275
Cumulative net income	270,177	244,754
Accumulated other comprehensive gain (loss)	(100)	(994)
Cumulative dividends	(301,688)	(276,100)

Total Shareholders’ Equity	155,450	154,053

Total Liabilities and Shareholders’ Equity	$196,889	$204,583

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues (Note 1):
Base rental—UHS facilities	$12,567	$12,481	$11,545
Base rental—Non-related parties	12,237	11,275	9,114
Bonus rental—UHS facilities	4,509	4,668	4,562
Tenant reimbursements and other—Non-related parties	3,622	2,962	1,831
Tenant reimbursements and other—UHS facilities	403	391	—

	33,338	31,777	27,052

Expenses:
Depreciation and amortization	5,825	5,177	4,267
Advisory fees to UHS (Note 2)	1,420	1,498	1,486
Other operating expenses	6,667	5,000	3,353
Property write-down—hurricane damage—Chalmette	6,259	—	—
Property write-down—hurricane damage—Wellington	—	1,863	—
Property damage recoverable from UHS—Chalmette	(6,259)	—	—
Property damage recoverable from UHS—Wellington	—	(1,863)	—

	13,912	11,675	9,106

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	19,426	20,102	17,946
Equity in income of unconsolidated LLCs (including gains on sales of real properties of $1,043, $1,009 and $2,831 during 2005, 2004 and 2003, respectively)	4,602	4,967	7,974
Property damage recovered from UHS—Wellington	4,693	—	—
Interest expense	(3,298)	(3,357)	(2,487)

Income from continuing operations	25,423	21,712	23,433
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	—	1,959	992

Net Income	$25,423	$23,671	$24,425

Basic earnings per share:
From continuing operations	$2.16	$1.85	$2.00
From discontinued operations	—	$0.17	$0.09

Total basic earnings per share	$2.16	$2.02	$2.09

Diluted earnings per share:
From continuing operations	$2.15	$1.84	$1.99
From discontinued operations	—	$0.16	$0.08

Total diluted earnings per share	$2.15	$2.00	$2.07

Weighted average number of shares outstanding—Basic	11,764	11,744	11,713
Weighted average number of share equivalents	77	69	66

Weighted average number of shares and equivalents outstanding—Diluted	11,841	11,813	11,779

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive (loss)/income	Total
	Number of Shares	Amount
January 1, 2003	11,698	$117	$184,772	$196,658	($229,652)	($3,033)	$148,862
Issuance of shares of beneficial interest	38	—	903	—	—	—	903
Dividends ($1.96/share)	—	—	—	—	(22,960)	—	(22,960)
Comprehensive income:
Net income	—	—	—	24,425	—	—	24,425
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,424	1,424
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(456)	(456)

Total—comprehensive income							25,393

January 1, 2004	11,736	$117	$185,675	$221,083	($252,612)	($2,065)	$152,198
Issuance of shares of beneficial interest	20	1	600	—	—	—	601
Dividends ($2.00/share)	—	—	—	—	(23,488)	—	(23,488)
Comprehensive income:
Net income	—	—	—	23,671	—	—	23,671
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,106	1,106
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(35)	(35)

Total—comprehensive income							24,742

January 1, 2005	11,756	$118	$186,275	$244,754	($276,100)	($994)	$154,053
Issuance of shares of beneficial interest	22	—	668	—	—	—	668
Dividends ($2.175/share)	—	—	—	—	(25,588)	—	(25,588)
Comprehensive income:
Net income	—	—	—	25,423	—	—	25,423
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	863	863
Unrealized derivative gains on cash flow hedges	—	—	—	—	—	31	31

Total—comprehensive income							26,317

December 31, 2005	11,778	$118	$186,943	$270,177	($301,688)	($100)	$155,450

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$25,423	$23,671	$24,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,825	5,312	4,536
Gains on sales of properties by LLCs	(1,043)	(1,009)	(2,831)
Gain on sale of real property	—	(833)	—
Property write-down from hurricane damage—Wellington	—	1,863	—
Property write-down from hurricane damage—Chalmette	6,259	—	—
Property damage recoverable from UHS—Chalmette	(6,259)	—	—
Property damage recovered from UHS—Wellington	(4,693)	(1,863)	—
Net loss on ineffective cash flow hedge	254	—	—
Changes in assets and liabilities:
Rent receivable	(568)	(31)	38
Accrued expenses and other liabilities	354	90	54
Tenant reserves, escrows, deposits and prepaid rents	(6)	22	15
Accrued interest	(60)	(101)	28
Other, net	(183)	(154)	(47)

Net cash provided by operating activities	25,303	26,967	26,218

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(8,281)	(2,764)	(9,338)
Repayments of advances made to LLCs	9,631	—	575
Advances made to LLCs	(2,902)	(1,375)	(7,469)
Cash distributions in excess of income from LLCs	954	1,038	1,036
Cash escrow account distributions/(deposits) from LLC sale proceeds	—	6,405	(6,337)
Cash distributions from sales of properties by LLCs	2,851	1,009	6,702
Cash distributions of refinancing proceeds from LLCs	8,499	800	4,975
Purchase of minority ownership interest in consolidated entity	—	—	(54)
Cash received from sale of real property	—	7,320	—
Additions to real estate investments	(2,391)	(528)	(284)
Proceeds received from sale of minority ownership interest in LLC	47	—	—

Net cash provided by (used in) investing activities	8,408	11,905	(10,194)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(10,000)	(13,057)	6,844
Repayments of mortgage notes payable of consolidated LLCs	(551)	(333)	—
Repayments of mortgage notes payable	(111)	(102)	(95)
Fees for new revolving credit facility	—	—	(540)
Dividends paid	(25,588)	(23,488)	(22,960)
Issuance of shares of beneficial interest	668	593	757

Net cash used in financing activities	(35,582)	(36,387)	(15,994)

(Decrease) increase in cash	(1,871)	2,485	30
Cash due to the initial consolidation of variable interest entities	—	475	—
Cash and cash equivalents, beginning of year	3,588	628	598

Cash and cash equivalents, end of year	$1,717	$3,588	$628

Supplemental disclosures of cash flow information:
Interest paid	$3,104	$3,582	$2,469

Supplemental disclosures of non-cash flow information:
Property damage costs capitalized—UHS—Wellington	$4,693	$1,863	$—

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2005, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, and;

•	four preschool and childcare centers.

Since we have significant investments in seven hospital facilities, which comprised 55%, 58% and 69% of net revenues in 2005, 2004 and 2003, respectively, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Five of our seven hospital facilities and all or a portion of six medical office buildings are or may be leased to subsidiaries of Universal Health Services, Inc., (“UHS”).

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated medical office buildings (“MOBs”) relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Real Estate Properties

We record acquired real estate at cost and use the straight-line method to calculate depreciation expense for buildings and improvements over their estimated useful lives of 25 to 45 years.

We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement establishes a single accounting model for long-lived assets to be disposed of by sale. It requires companies to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that either has been disposed of or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.

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

Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

We follow the provisions of the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 9). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2005 and 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, that one, and possibly two, of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes at December 31, 2005 are approximately $202 million and $140 million, respectively.

Stock-Based Compensation

At December 31, 2005, we had two stock-based compensation plans, which are more fully described in Note 8. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

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

We adopted SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We plan on using the Black-Scholes model as our option pricing model for applying SFAS 123(R). The transition alternatives include a modified prospective and retroactive methods.

Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123(R) using the modified prospective method for transition purposes. Based on stock options outstanding at December 31, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements. Had we adopted SFAS 123, the additional stock-based compensation expense determined under the Black-Scholes model would have been $9,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of December 31, 2005, there were no unvested restricted share awards outstanding. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock option is amortized to expense over the vesting period, and additional options may be granted in future years.

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Income from continuing operations	$25,423	$21,712	$23,433
Income from discontinued operations, net (including gain on sale during 2004)	—	1,959	992

Net income	$25,423	$23,671	$24,425

Income from continuing operations	$25,423	$21,712	$23,433
Add: total stock-based compensation expenses included in net income	227	192	199
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(236)	(203)	(238)

Pro forma net income from continuing operations	$25,414	$21,701	$23,394
Income from discontinued operations, net (including gain on sale during 2004)	—	1,959	992

Total pro forma net income	$25,414	$23,660	$24,386

Basic earnings per share, as reported:
From continuing operations	$2.16	$1.85	$2.00
From discontinued operations	—	0.17	0.09

Total basic earnings per share, as reported	$2.16	$2.02	$2.09

Basic earnings per share, pro forma:
From continuing operations	$2.16	$1.84	$1.99
From discontinued operations	—	0.17	0.09

Total basic earnings per share, pro forma	$2.16	$2.01	$2.08

Diluted earnings per share, as reported:
From continuing operations	$2.15	$1.84	$1.99
From discontinued operations	—	0.16	0.08

Total diluted earnings per share, as reported	$2.15	$2.00	$2.07

Diluted earnings per share, pro forma:
From continuing operations	$2.15	$1.84	$1.99
From discontinued operations	—	0.16	0.08

Diluted earnings per share	$2.15	$2.00	$2.07

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

We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, from time to time, we enter into interest rate swap agreements, in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. At December 31, 2005, we have one cash flow hedge which relates to the payment of variable interest on existing or forecasted debt. The maximum amount of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through July, 2006.

Hurricane Damage

We follow FIN No. 30 “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets, an interpretation of APB Opinion No. 29” (FIN 30), which clarifies the accounting for involuntary conversions of nonmonetary assets (such as property or equipment) to monetary assets (such as insurance proceeds). FIN 30 states that involuntary conversions of nonmonetary assets to monetary assets are monetary transactions for which gain or loss shall be recognized even though we reinvest or are obligated to reinvest the monetary assets in replacement nonmonetary assets.

When our Chalmette, Louisiana facility suffered substantial damage from Hurricane Katrina, during the third quarter of 2005, an involuntary conversion of this nonmonetary asset (property) to a monetary asset (insurance proceeds) occurred. Based on estimates of the damage, we recorded a net property write-down of $6.3 million during the year ended December 31, 2005. Since UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette, we recorded the recovery to be received from UHS of $6.3 million to fully offset the property write-down. Independent appraisals were obtained by us and UHS which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options. Pursuant to the agreement, if UHS decides not to rebuild the facility, we will then decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility.

During the third quarter of 2004, Wellington Regional Medical Center, located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. An involuntary conversion of this nonmonetary asset to a monetary asset occurred as a result of this damage. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a net property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs have also been recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

Stock Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. The effective date for SFAS 123(R) was deferred for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We plan on using the Black-Scholes model as our option pricing model for applying SFAS 123(R). The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123(R) using the modified prospective method for transition purposes. Based on stock options outstanding at December 31, 2005, the adoption of SFAS 123(R) is not expected to have a material impact on our 2006 consolidated financial statements. Had we adopted SFAS 123, the additional stock-based compensation expense determined under the Black-Scholes model would have been $9,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock option is amortized to expense over the vesting period, and additional options may be granted in future years.

Conditional Asset Retirement Obligations: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143. FIN 47 states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonable to estimate. We adopted FIN 47 as of December 31, 2005. We conducted a review of each of our properties to determine if we had obligations to perform asset retirement activity which may not be within our control, such as the remediation or removal of asbestos containing materials. Our review did not identify any significant issues pertaining to the provisions of FIN 47 and the impact did not have a material effect on our financial position or results of operations.

Accounting Changes and Error Corrections: In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 154.

Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights: In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on our financial position or results of operations.

Accounting for Rental Costs Incurred during a Construction Period: In October 2005, FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP FAS 13-1) was released. FSP FAS 13-1 states that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period in determining when the lease period commences. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. We do not expect the adoption of FSP FAS 13-1 to have a material effect on our financial position or results of operations.

(2)	RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to the Trust under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2006. All transactions with UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet from time to time. In addition, the Advisor is entitled to an annual incentive fee of 20% of the amount by which cash available for distribution to shareholders, as defined in the Advisory Agreement, for each year exceeds 15% of our equity as shown on our balance sheet, determined in accordance with accounting principles generally accepted in the United States of America, without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge debt and liabilities of the Trust and reserves for replacement and capital improvements to the Trust’s properties and investments. No incentive fees were payable during 2005, 2004 and 2003. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited consolidated financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $1.4 million during 2005 and, $1.5 million for both years 2004 and 2003.

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

At December 31, 2005, subsidiaries of UHS leased five hospital facilities owned by us with terms expiring in 2006 through 2009. The table below details the renewal options and terms for each of the five UHS hospital facilities as of December 31, 2005:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25(a)
Wellington Regional Medical Center	Acute Care	2,495,000	December, 2006	25(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	1,857,000	December, 2006	25(b)
Chalmette Medical Center	Acute Care	960,000	March, 2008	10(c)
The Bridgeway	Behavioral Health	683,000	December, 2009	15(d)

(a)	UHS has five 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread

(through March, 2018). This facility was severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. See additional disclosure below.
(d)	UHS has one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

The terms of the leases also provide that in the event UHS discontinues operations at the leased facility for more than one year, or elects to terminate its lease prior to the expiration of its term for prudent business reasons, UHS is obligated to offer a substitution property. If we do not accept the substitution property offered, UHS is obligated to purchase the leased facility back from us at a price equal to the greater of its then fair market value or the original purchase price paid by us. As of December 31, 2005, the aggregate fair market value of our facilities leased to subsidiaries of UHS is not known, however, the aggregate original purchase price paid by us for these properties was $94.3 million (net of the Hurricane-related activity). As noted below, transactions with UHS must be approved by a majority of the trustees who are unaffiliated with UHS (the “Independent Trustees”). The purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

As of December 31, 2005, subsidiaries of UHS leased five of the seven hospital facilities (including Chalmette) owned by us with terms expiring through 2009. For the years ended December 31, 2005, 2004 and 2003, 48%, 51% and 60%, respectively, of our revenues were earned under the terms of the leases with wholly-owned hospital facilities of UHS. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the leases with wholly-owned subsidiaries of UHS accounted for 25% during 2005 and 27% of our revenues during 2004 and 2003.

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

Our officers are all employees of UHS and as of December 31, 2005, we had no salaried employees. At December 31, 2005, approximately 6.7% of our outstanding shares of beneficial interest were held by UHS. We have granted UHS the option to purchase our shares in the future at fair market value to enable UHS to maintain a 5% interest in the Trust.

We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation and is producing documents responsive to the subpoena. UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. This matter is at an early stage and UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure at this time.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette are leased from us by a subsidiary of UHS and according to the terms of the lease in such circumstances, UHS has the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental income will continue for a period of time while UHS evaluates its options. Pursuant to the agreement, if UHS decides not to rebuild the facility, we will then decide whether to accept UHS’s offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with UHS the various alternatives available to UHS and us under the lease with Chalmette, including potentially fulfilling its Chalmette lease obligations by offering us a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Trustees and the Board of Directors of UHS. Although we do not believe that the loss of this facility will have a material adverse effect on us, we cannot guarantee or predict the future performance of the substitute property or properties.

During 2005, we committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in a limited liability company that will develop, construct, own and operate the Spring Valley Medical Office Building II, a second medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB is scheduled to be completed and opened during the fourth quarter of 2006.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the Consolidated Statements of Income for the years ended December 31, 2004 and 2003. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004 or 2003. As a result of this transaction, our cash flows from operating activities were adversely affected since calculated using our average incremental borrowing rate during 2005, the reduction in annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds was approximately $900,000 less than the annual rental payments earned by us pursuant to the terms of the lease.

The following table summarizes the results of operations for the Virtue Street Pavilion during 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Revenues	$1,261	$1,261
Depreciation expense	(135)	(269)

Income from operations	1,126	992
Gain on sale	833	—

Income from discontinued operations, net	$1,959	$992

During the third quarter of 2004, the lease on The Bridgeway facility (lessee is a wholly-owned subsidiary of UHS), which was scheduled to expire in December, 2004, was renewed for a five-year period through December, 2009, at the same lease terms.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs. Since these additional costs have also been recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet. We believe the majority of the repairs to the facility have been completed, however, there may be some additional replacement costs to be incurred in connection with this property and the additional costs will also be recoverable from UHS. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

During the fourth quarter of 2003, we invested $1.6 million, and during 2004 we invested an additional $2.1 million in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a 60,000 square foot medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This medical office building has tenants which are subsidiaries of UHS.

During the third quarter of 2003 we invested $8.9 million and an additional $600,000 during the fourth quarter of 2004 ($3.0 million in equity and a $6.5 million of debt financing, which was repaid to us during the first quarter of 2005) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased the 700 Shadow Lane & Goldring MOBs, consisting of three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from VHS and have tenants which are subsidiaries of UHS.

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

(3)	ACQUISITIONS AND DISPOSITIONS

2005 — We invested $8.3 million in the following LLCs:

•	$4.5 million of equity funded in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005. We have committed to invest a total of $10.5 million ($8.0 million in equity of which $4.5 million has been funded, and $2.5 million in debt financing, which was repaid to us during 2005). The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$2.5 million paid to an unrelated third-party member as net consideration in connection with the restructure of the ownership interests in five existing unconsolidated LLCs (see Note 9 to the Consolidated Financial Statements);

•	$1.0 million funded in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza, located in Fontana, California. We have committed to invest a total of up to $3.5 million in equity in this LLC. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project is scheduled to be completed and opened during the fist quarter of 2006, and;

•	$235,000 of additional equity funded during the third quarter of 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest.

We advanced $2.9 million to the following LLCs:

•	$400,000 additional advance to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in the LLC (which was fully repaid during 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC which we have a 76% non-controlling equity interest (which was fully repaid during 2005);

•	$425,000 advance made to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest;

•	$1.3 million advance made (we have committed to a total of $1.7 million of debt financing to this LLC) to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest, and;

•	$85,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest.

We received $9.6 million of advances from the following LLCs:

•	$6.5 million received as repaid advances previously provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$2.5 million received as repaid advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest, and;

•	$680,000 received as repaid advances previously provided to a LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest.

During the fourth quarter of 2005, we sold our non-controlling equity interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which is collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which we expect to recognize as income during 2006 when the cash proceeds to repay the note receivable are received by us.

Additionally, during the first quarter of 2005, Bayway Properties, a LLC in which we owned a 73% non- controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, which is located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.0 million which is included in our results of operations for 2005.

2004 — We invested $2.8 million in the following LLCs:

•	$2.1 million funded in connection with the purchase of a 95% non-controlling equity interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us), and;

•	$700,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

We advanced $1.4 million to the following LLCs:

•	$830,000 additional net loan funded (which was repaid to us during 2005) in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling equity interest in a LLC that constructed and owns the the St. Mary’s Center for Health located in Reno, Nevada, which opened in the first quarter of 2005 (the LLC also obtained a $29 million third-party mortgage that is non-recourse to us), and;

•	$600,000 additional net loan funded (which was repaid to us during 2005) in connection with the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada.

During the fourth quarter of 2004, we committed to invest a total of up to $3.5 million (none of which was funded as of December 31, 2004, and $1.0 million of which was funded during 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. This LLC, which is expected to open during the first quarter of 2006, also obtained a $7.5 million third-party construction loan.

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

During the second quarter of 2004, Parkvale Properties, a LLC in which we had a 60% non-controlling equity interest, sold the real property of Parkvale Medical Building which is located in Phoenix, Arizona. Our share of the net sale proceeds resulting from this transaction was $950,000 which is included as a gain on sale of real property in our results of operations for 2004, since the carrying value of this investment was reduced to zero in a prior year.

2003 — We invested $9.3 million in the following LLCs:

•	$1.2 million invested for the purchase of a 85% non-controlling equity interest in a LLC that owns a medical office building in Apache Junction, Arizona (the LLC also obtained a $3.0 million third-party mortgage that is non-recourse to us);

•	$1.6 million invested (and an additional $2.3 million committed, of which $2.1 million was funded during 2004) in exchange for a 95% non-controlling interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada (the LLC also obtained a $4.0 million third-party mortgage that is non-recourse to us);

•	$3.0 million invested for the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada;

•	$2.0 million funded in connection with the purchase of a 85% non-controlling equity interest in a LLC that constructed and owns the Rosenberg Children’s Medical Plaza, a medical office building that was opened in February, 2003 (the LLC also obtained a $7.5 million third-party mortgage that is non-recourse to us), and;

•	$1.5 million of additional investments in various LLCs in which we own a non-controlling equity interest.

We advanced $7.5 million to the following LLCs:

•	$5.9 million loan (an additional $600,000 advanced during 2004; this entire loan was fully repaid to us during the first quarter of 2005), advanced in connection with the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada, and;

•	$1.6 million loan funded in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling interest in a LLC that will construct and own the St. Mary’s Center for Health located in Reno, Nevada.

We received $575,000 of advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest.

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

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to six additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2006	$24,188
2007	11,599
2008	9,343
2009	7,996
2010	4,147
Later Years	4,420

Total Minimum Base Rents	$61,693

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

At December 31, 2005, we had one outstanding swap agreement for a notional principal amount of $10 million which matures in July 2006. This swap agreement effectively fixes the interest rate on $10 million of variable rate debt at 6.88% including the revolver spread of 1.00%. We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. The counterparty is a major financial institution and we do not anticipate nonperformance by the counterparty which is rated A or better by Moody’s Investors Service. Termination of the interest rate swap at December 31, 2005 would have resulted in a payment to the counterparty of approximately $100,000. The fair value of the interest rate swap agreement at December 31, 2005 reflects the estimated amounts that we would pay to terminate the contract and are based on a quote from the counterparty.

Changes in the fair value of interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the underlying hedged item affects earnings. For the years ended December 31, 2005, 2004 and 2003, we recorded additional interest expense of $431,000, $1,106,000 and $1,424,000, respectively, as a result of our hedging activity.

During 2005, based on revised borrowing forecasts, one of our interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during 2005. This swap was terminated during 2005 and a termination fee of $319,000 was paid.

Operating results for the years ended December 31, 2005, 2004 and 2003 include net losses/(gains) of $252,000, ($124,000) and ($10,000), respectively. The $252,000 loss recorded during 2005 was in connection with the terminated swap, as discussed above. The gains recorded during 2004 and 2003 represent cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

As of December 31, 2005, $100,000 of deferred losses on derivative instruments in other accumulated comprehensive loss are expected to be reclassified to earnings during the next 12 months.

(6)	DEBT

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At December 31, 2005, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At

December 31, 2005, we had $10.0 million of outstanding borrowings and $9.1 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $12.0 million in 2005, $26.4 million in 2004 and $28.3 million in 2003 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 9.0% in 2005, 7.0% in 2004 and 7.6% in 2003. The carrying value of the amounts borrowed approximates fair market value. At December 31, 2005, we had approximately $60.9 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all their covenants at December 31, 2005. The carrying value of this instrument approximates fair value.

We have four mortgages, which are non-recourse to us, included on our Consolidated Balance Sheet as of December 31, 2005, with a combined outstanding balance of $25.5 million. The mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. These mortgages have a combined fair value of approximately $27.6 million as of December 31, 2005. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The following table summarizes our outstanding mortgages at December 31, 2005 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,972	8.3%	2010
Desert Springs Medical Plaza	5,195	7.9%	2006
Summerlin Hospital MOB	7,308	7.0%	2009
Summerlin Hospital MOB II	9,073	8.3%	2010

Total	$25,548

As of December 31, 2005, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2006	$5,701
2007	10,546
2008	590
2009	7,101
2010	11,610

Total	$35,548

(7)	DIVIDENDS

Dividends of $2.175 per share were declared and paid in 2005, of which $1.754 per share was ordinary income, $.093 per share was a capital gain distribution and $.328 per share was a return of capital distribution. Dividends of $2.00 per share were declared and paid in 2004, of which $1.753 per share was ordinary income and $.247 per share was a capital gain distribution. Dividends of $1.96 per share were declared and paid during 2003, of which $1.82 per share was ordinary income, $.137 per share was a capital gain distribution and $.003 per share was a return of capital distribution.

(8)	INCENTIVE PLANS

During 1997, our Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. A combined total of 400,000 shares and dividend equivalent rights have been reserved for issuance under The Plan. From inception through December 31, 2005, there have been 137,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $227,000 in 2005, $192,000 in 2004 and $199,000 in 2003. As of December 31, 2005, there were 87,250 options exercisable under The Plan with an average exercise price of $18.58 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $4.69 per share).

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust (“Outside Trustees”). There are 40,000 shares reserved for issuance under this plan. Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2005, no shares have been issued under the terms of this plan.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS 123. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions used for the five option grants that occurred in 2005, 2004 and 2003:

Year Ended December 31,	2005	2004	2003
Volatility	18%-19%	18%	15%
Interest rate	4%	3%	3%
Expected life (years)	9.2	9.2	8.2
Forfeiture rate	3%	0%	0%
Dividend yield	6.5%	6.5%	6.5%

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees, under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2003	106,000	$18.29	$27.65/$14.75
Granted	7,000	$27.62	$29.44/$26.25
Exercised	(17,500)	$18.55	$18.625/$18.375

Balance, January 1, 2004	95,500	$18.92	$29.44/$14.75
Granted	5,000	$34.07	$34.07/$34.07

Balance, January 1, 2005	100,500	$19.67	$34.07/$14.75
Granted	14,000	$34.55	$34.90/$30.06
Exercised	(4,500)	$20.13	$34.07/$14.75
Cancelled	(1,000)	$32.47	$34.07/$27.65

Balance, December 31, 2005	109,000	$21.45	$34.90/$14.75

Outstanding Options at December 31, 2005:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life (years)
24,000	$14.7500	$14.7500-$14.7500	4.2
52,500	$18.6726	$19.6250-$18.6250	1.5
7,500	$24.6245	$26.2500-$21.4375	5.5
7,000	$28.4171	$29.4400-$27.6500	7.2
18,000	$34.4467	$30.0600-$34.9000	9.5

109,000

(9)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective March 31, 2004, we adopted FIN 46R. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. Included on our December 31, 2005 and 2004 Consolidated Balance Sheet are the: (i) assets; (ii) liabilities; (iii) third-party borrowings, which are non-recourse to us, and; (iv) minority interests, of these three LLC investments. Also as a consequence of FIN 46R, beginning on April 1, 2004, we began consolidating the results of operations of these LLC investments on our Consolidated Statements of Income. Prior to April 1, 2004, the operations of these LLCs were recorded in our Consolidated Statements of Income using the equity method of accounting. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, that one, and possibly two, of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

Rental income is recorded by our consolidated and unconsolidated MOBs relating to leases in excess of one year in length using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors, including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period.

Since January 1, 1995 through December 31, 2005, we have invested $56.6 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2005, short-term unsecured advances aggregated $1.9 million due from three LLCs.

As of December 31, 2005, we had investments or commitments in twenty-two LLCs, nineteen of which are accounted for by the equity method and three that were consolidated in the results of operations as of April 1, 2004. The following table represents summarized information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(f.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(f.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
Santa Fe Scottsdale(f.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(f.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(b.)	75%	The Saint Mary’s Center for Health
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(a.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(c.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(d.)	95%	Spring Valley Medical Office Building II
PCH Southern Properties(e.)	95%	Phoenix Children’s East Valley Care Center

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	We have committed to invest a total of up to $10.5 million ($8.0 million in equity of which $4.5 million has been funded, and $2.5 million in debt financing which was repaid to us during the third quarter of 2005) in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of December 31, 2005, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(c.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2005, we have invested $983,000 in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2006.
(d.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, none of which has been funded as of December 31, 2005) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2006.
(e.)	We have committed to invest up to $6.6 million ($1.6 million in equity and $5.0 million in debt financing, none of which has been funded as of December 31, 2005), in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the fourth quarter of 2006.
(f.)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 90% non-controlling ownership interest.

During the fourth quarter of 2005, we sold our non-controlling equity interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which is collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which we expect to recognize as income during 2006 when the cash proceeds to repay the note receivable are received by us.

During the first quarter of 2005, Bayway properties, a LLC in which we owned a 73% non-controlling ownership interest, sold the real estate assets of the East Mesa Medical Center, located in Mesa, Arizona. Our share of the net sale proceeds resulting from this transaction was $2.9 million. The transaction resulted in a gain of approximately $1.0 million, which is included in our results of operations for 2005.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2005	2004	2003
	(amounts in thousands)
Revenues	$31,689	$28,961	$33,495
Operating expenses	13,993	12,069	13,248
Depreciation and amortization	5,484	5,006	5,585
Interest, net	9,033	7,600	9,354

Net income before gain	3,179	4,286	5,308
Gains on sales	1,693	1,192	3,691

Net income	$4,872	$5,478	$8,999

Our share of net income before gains on sales (a.)	$3,559	$3,958	$5,143
Our share of gains on sales	1,043	1,009	2,831

Our share of net income	$4,602	$4,967	$7,974

Included in the information presented above for the three months ended March 31, 2004 and the year ended December 31, 2003 was the combined income statement information for three LLCs that we began including in our consolidated statements of income on April 1, 2004, pursuant to the provisions of FIN 46R. For the nine month period from April 1, 2004 to December 31, 2004, these three LLCs had combined revenues of $4.8 million, operating expenses of $1.7 million, depreciation and amortization expense of $900,000 and interest expense of $1.3 million. During the three month period ended March 31, 2004, these properties generated approximately $1.6 million of revenue, $300,000 of depreciation and amortization expense, $500,000 of other operating expenses and $400,000 of interest expense. There was no impact on our net income as a result of the consolidation of these LLCs.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2005	2004
	(amounts in thousands)
Net property, including CIP	$163,942	$156,332
Other assets	19,685	12,486

Total assets	$183,627	$168,818

Liabilities	$6,086	$3,909
Mortgage notes payable, non-recourse to us	152,301	124,814
Notes payable to us	1,859	8,446
Equity	23,381	31,649

Total liabilities and equity	$183,627	$168,818

Our share of equity and notes receivable from LLCs	$29,572	$40,523

(a.)	Includes interest earned on advances made by us to various LLCs, which is recorded as interest expense by the LLCs.

As of December 31, 2005, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2006	$6,634
2007	13,022
2008	14,858
2009	2,779
2010	22,959
Later	92,049

Total	$152,301

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

On May 1, 2005, we entered into an agreement with the unrelated third-party member to twenty of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.5 million in cash to the third-party member as net consideration for these transactions based on an agreed upon fair market valuation for the properties. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

(10)	SEGMENT REPORTING

We invest in and operate healthcare and human service related facilities which aggregate into a single reportable segment under SFAS 131.

(11)	QUARTERLY RESULTS (unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$8,491	$8,345	$8,217	$8,285	$33,338

Income from continuing operations	$7,580	$6,205	$6,408	$5,230	$25,423
Income from discontinued operations	—	—	—	—	—

Net Income	$7,580	$6,205	$6,408	$5,230	$25,423

Earnings per Share-Basic:
From continuing operations	$0.64	$0.53	$0.54	$0.44	$2.16
From discontinued operations	—	—	—	—	—

Total basic earnings per share	$0.64	$0.53	$0.54	$0.44	$2.16

Earnings per Share-Diluted:
From continuing operations	$0.64	$0.52	$0.54	$0.44	$2.15
From discontinued operations	—	—	—	—	—

Total diluted earnings per share	$0.64	$0.52	$0.54	$0.44	$2.15

Included in income from continuing operations and net income during the first quarter of 2005 is a gain on the sale of real property by a LLC of $1.0 million, or $.09 per diluted share. Included in net income during all four quarters of 2005 is $1.5 million, $1.2 million, $1.2 million and $750,000, respectively, related to the recovery of replacements costs of real estate assets at Wellington Regional Medical Center that were damaged by Hurricanes Frances and Jeanne during 2004.

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

SCHEDULE III

UNIVERSAL HEALTH REALTY INCOME TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION—DECEMBER 31, 2005

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition		Gross amount at which carried at close of period			Accumulated Depreciation as of Dec. 31, 2005	Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount		Land	Building & Improvements	Total
Chalmette Medical Center Chalmette, Louisiana	$2,000	$7,473	$(7,473	)(f)	$2,000	$—	$2,000	$—	1999	1988	34 Years
Inland Valley Regional Medical Center Wildomar, California	2,050	10,701	2,868		2,050	13,569	15,619	5,384	1986	1986	43 Years
McAllen Medical Center McAllen, Texas	4,720	31,442	10,188		6,281	40,069	46,350	15,878	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	8,447	(a.)	1,663	22,626	24,289	6,741	2005	1986	42 Years
The Bridgeway North Little Rock, Arkansas	150	5,395	499		150	5,894	6,044	3,189	1983	1986	35 Years
Tri-State Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062		500	8,007	8,507	3,241	1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837		158	8,241	8,399	5,961	1993	1986	25 Years
Fresno-Herndon Medical Plaza Fresno, California	1,073	5,266	95		1,073	5,361	6,434	1,315	1992	1994	45 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494		54	2,020	2,074	474	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	439	1,618	73		439	1,691	2,130	393	1995	1995	45 Years
Professional Center at King’s Crossing Kingwood, Texas	439	1,837	86		439	1,923	2,362	431	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	307	996	—		307	996	1,303	214	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	250	744	—		250	744	994	160	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—		180	815	995	175	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	195	749	—		195	749	944	161	1992	1996	45 Years
The Southern Crescent Center	1,130	5,092	74		1,130	5,166	6,296	1,106	1994	1996	45 Years
The Southern Crescent Center II Riverdale, Georgia	—	—	4,988		806	4,182	4,988	669	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas	573	3,842	187		573	4,029	4,602	982	1997	1997	35 Years
Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—		—	1,579	1,579	395	1999	1999	25 Years
Sheffield Medical Building Atlanta, Georgia	1,760	9,766	1,123		1,760	10,889	12,649	2,590	1999	1999	25 Years
Medical Center of Western Connecticut—Bldg. 73 (b.) Danbury, Connecticut	1,151	5,176	126		1,151	5,302	6,453	1,053	2000	2000	30 Years
Desert Springs Medical Plaza (c.) Las Vegas, Nevada	1,630	14,981	1,024		1,630	16,005	17,635	2,917	1998	1998	40 Years
Summerlin Hospital MOB (d.) Las Vegas, Nevada	196	13,553	184		196	13,737	13,933	2,673	1999	1999	36 Years
Summerlin Hospital MOB II (e.) Las Vegas, Nevada	158	13,073	784		158	13,857	14,015	1,627	2000	2000	40 Years

TOTALS	$20,303	$163,625	$26,665		$23,143	$187,451	$210,594	$57,729

a.	Includes property write-down and replacement costs, as of December 31, 2005, related to hurricane damage.
b.	At December 31, 2005 this property had an outstanding mortgage balance of $4.0 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the Medical Center of Western Connecticut.
c.	At December 31, 2005 this property had an outstanding mortgage balance of $5.2 million. The mortgage carries a 7.9% interest rate and matures on November 1, 2006. The mortgage is non-recourse to us and is secured by the Desert Springs Medical Plaza.
d.	At December 31, 2005 this property had an outstanding mortgage balance of $7.3 million. The mortgage carries a 7.0% interest rate and matures on July 1, 2009. The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB.
e.	At December 31, 2005 this property had an outstanding mortgage balance of $9.1 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010. The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB II.
f.	Carrying value of depreciable assets were written down to zero as a result of substantial hurricane damage from Hurricane Katrina during the third quarter of 2005.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2005

(amount in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2003 to December 31, 2005:

	2005	2004	2003
Balance at January 1,	$214,254	$182,417	$182,133
Initial consolidation of variable interest entities	—	43,592	—
Property write-down due to hurricane damage	(10,621)	(2,931)	—
Sale of real property	—	(11,215)	—
Construction in progress	—	1,863	—
Other	(123)	—	—
Additions	7,084	528	284

Balance at December 31,	$210,594	$214,254	$182,417

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2003 to December 31, 2005:

	2005	2004	2003
Balance at January 1,	$56,609	$52,075	$47,714
Initial consolidation of variable interest entities	—	5,292	—
Property write-down due to hurricane damage	(4,362)	(1,068)	—
Sale of real property	—	(4,728)	—
Other	(21)	—	—
Current year depreciation expense	5,503	5,038	4,361

Balance at December 31,	$57,729	$56,609	$52,075