Form 10-Q
period 2006-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2006-05-09
CIK 798783

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”, Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at April 30, 2006 – 11,781,532

UNIVERSAL HEALTH REALTY INCOME TRUST

PART I.   FINANCIAL INFORMATION

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2006 and 2005

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Base rental - UHS facilities	$3,092	$3,157
Base rental - Non-related parties	3,067	3,011
Bonus rental - UHS facilities	1,151	1,223
Tenant reimbursements and other - Non-related parties	946	974
Tenant reimbursements and other - UHS facilities	103	126

	8,359	8,491

Expenses:
Depreciation and amortization	1,416	1,408
Advisory fees to UHS	347	355
Other operating expenses	1,698	1,574

	3,461	3,337

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	4,898	5,154

Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,061 during the three month period ended March 31, 2005)	725	1,981

Property damage recovered from UHS	—	1,528

Interest expense	(675)	(1,083)

Net income	$4,948	$7,580

Basic earnings per share	$0.42	$0.64

Diluted earnings per share	$0.42	$0.64

Weighted average number of shares outstanding - Basic	11,778	11,756
Weighted average number of share equivalents	78	74

Weighted average number of shares and equivalents outstanding - Diluted	11,856	11,830

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets:

Real Estate Investments:
Buildings and improvements	$187,925	$187,451
Accumulated depreciation	(59,072)	(57,729)

	128,853	129,722
Land	23,143	23,143

Net Real Estate Investments	151,996	152,865

Investments in and advances to limited liability companies (“LLCs”)	32,345	29,572

Other Assets:
Cash and cash equivalents	1,784	1,717
Bonus rent receivable from UHS	1,306	1,088
Rent receivable - other	750	1,000
Note receivable from sale of property	3,102	3,102
Property damage receivable from UHS - Chalmette	6,259	6,259
Deferred charges and other assets, net	1,397	1,286

Total Assets	$198,939	$196,889

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$13,800	$10,000
Mortgage note payable, non-recourse to us	3,941	3,972
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,446	21,576
Deferred gain on sale of property	1,860	1,860
Accrued interest	340	357
Accrued expenses and other liabilities	2,476	2,575
Fair value of derivative instruments	52	100
Tenant reserves, escrows, deposits and prepaid rents	736	697

Total Liabilities	44,651	41,137

Minority interests	302	302

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2006 - 11,781,367; 2005 -11,777,829	118	118
Capital in excess of par value	187,079	186,943
Cumulative net income	275,125	270,177
Accumulated other comprehensive loss	(52)	(100)
Cumulative dividends	(308,284)	(301,688)

Total Shareholders’ Equity	153,986	155,450

Total Liabilities and Shareholders’ Equity	$198,939	$196,889

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,948	$7,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,416	1,408
Gain on sale of property by LLC	—	(1,061)
Property damage recovered from UHS - Wellington	—	(1,528)
Net loss on ineffective cash flow hedge	—	252
Changes in assets and liabilities:
Rent receivable	32	(171)
Accrued expenses and other liabilities	(99)	(26)
Tenant reserves, escrows, deposits and prepaid rents	39	31
Accrued interest	(17)	(25)
Other, net	(67)	(130)

Net cash provided by operating activities	6,252	6,330

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(1,703)	—
Repayments of advances made to LLCs	—	5,880
Advances made to LLCs	(1,099)	—
Cash distributions in excess of income from LLCs	29	275
Cash distribution from sale of property by LLC	—	2,851
Cash distributions of refinancing proceeds from LLCs	—	2,111
Additions to real estate investments	(474)	(636)

Net cash (used in) provided by investing activities	(3,247)	10,481

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	3,800	(7,300)
Repayments of mortgage notes payable of consolidated LLCs	(130)	(44)
Repayments of mortgage notes payable	(31)	(28)
Dividends paid	(6,596)	(5,937)
Issuance of shares of beneficial interest	19	149

Net cash used in financing activities	(2,938)	(13,160)

Increase in cash and cash equivalents	67	3,651
Cash and cash equivalents, beginning of period	1,717	3,588

Cash and cash equivalents, end of period	$1,784	$7,239

Supplemental disclosures of cash flow information:
Interest paid	$774	$856

Supplemental disclosures of non-cash flow information:
Property damage cost capitalized - UHS - Wellington	$—	$1,528

See the accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended March 31, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of March 31, 2006, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are accounted for by the equity method and three that are currently consolidated in the results of operations.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and paid (or payable) to UHS amounted to $347,000 and $355,000 for the three months ended March 31, 2006 and 2005, respectively.

The Trust commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with the base rents set forth in the leases effective for all but the last two renewal terms. Each lease also provided for additional or bonus rents, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS has elected to offer substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $23,965,000 (“FMV of Chalmette”).

We have agreed, subject to certain closing conditions, to terminate the lease between Chalmette and us and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The exchange and substitution package includes the following Capital Additions, as defined in the Master Lease Document, by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed by the end of 2006. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition.

• Wellington– Bed Tower	$8,926,000 (Actual construction costs)
• Bridgeway – 28 bed addition	$4,072,000 (Actual construction costs)
• Inland Valley Campus – 44 bed and ICU expansion	$12,160,000 (Estimated construction costs)

To accomplish the exchange and substitution, during the second quarter of 2006, we entered into an Asset Exchange and Substitution Agreement with UHS and certain subsidiaries of UHS. The estimated total value of this exchange and substitution package is approximately $25.2 million based upon the combined actual and estimated construction costs of the Capital Additions. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to UHS in cash upon completion of the Inland Valley Capital Additions.

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including base and bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Capital Additions in excess of the FMV of Chalmette) is expected to closely approximate the total rent earned by us under the Chalmette lease. UHS will pay incremental rent on the Capital Additions in excess of the FMV of Chalmette at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%). Below is the estimated rent allocation of the substitution properties, excluding the incremental rent on the Capital Additions in excess of the FMV of Chalmette.

Facility	Base Rent	Bonus Rent	Total Rent
Wellington	$534,504	$67,744	$602,248
Bridgeway	247,800	26,940	274,740
Inland Valley	740,012	—	740,012

Total:	$1,522,316	$94,684	$1,617,000

The amounts shown in the bonus rent column represent the estimated bonus rent effect of including the revenues generated from the Capital Additions at Wellington and Bridgeway that have not been previously included in the bonus rent paid to us pursuant to the terms of the leases since the Capital Additions were financed and owned by UHS. The bonus rent amounts reflected above were based on the net revenues generated at each facility during 2005. Future bonus rents earned by us on the Capital Additions will be based on the actual net revenues of each facility.

During the second quarter of 2006, as part of the overall arrangement, UHS agreed not to exercise its purchase options under the leases at the end of the current lease terms, which would have resulted in a cash payment to us and the termination of the rental stream with respect to the properties, and likely would have adversely affected our ability to maintain the dividend at current levels. Alternatively, UHS rather agreed to early five year renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, during the second quarter of 2006, we and each of the individual lessees entered into amended and restated leases relating to their respective individual properties at the existing lease rates.

After giving effect to the Asset Exchange and Substitution Agreement and the various lease renewals discussed above, subsidiaries of UHS will lease four hospitals facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent on Capital Additions in excess of FMV of Chalmette.

Pursuant to the terms of the leases with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described above by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, UHS has the rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Pursuant to the Master Lease, which governs all leases of properties with subsidiaries of UHS, UHS has the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, we agreed to amend the Master Lease to include a change of control provision and a provision granting UHS the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to us in the event such change of control occurs.

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician owned facilities. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which is scheduled to be completed and opened during the third quarter of 2006. We will not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rents earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. During the three months ended March 31, 2005, UHS incurred $1.5 million in replacement costs in connection with this property. Since these additional costs have also been recovered from UHS, $1.5 million was included in net income during the three month period ended March 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed Consolidated Balance Sheet. The repairs to the facility have been completed as of December 31, 2005.

The combined revenues generated from the leases on the five UHS hospital facilities (including Chalmette) accounted for approximately 48% of our total consolidated revenues for both three month periods ended March 31, 2006 and 2005, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, as a percentage of our total consolidated and unconsolidated revenues, accounted for approximately 24% and 26% for the three month periods ended March 31, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of March 31, 2006, UHS owned 6.7% of the outstanding shares of beneficial interest.

We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation and is producing documents in response to the subpoena. UHS has advised us that it monitors all aspects of its business and that is has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. This matter is at an early stage and UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure at this time.

UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the lessees of five of our hospital facilities are subsidiaries of UHS which, on a combined basis, comprised 48% of our consolidated revenues for the three months ended March 31, 2006, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.56 per share or $6.6 million in the aggregate was declared by the Board of Trustees on March 1, 2006 and was paid on March 31, 2006 to shareholders of record as of March 16, 2006.

(4) Acquisitions and Dispositions

During the first three months of 2006:

We invested or advanced $2.8 million in unconsolidated LLCs as follows:

•	$1.0 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $2.0 million has been funded to date. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•	$648,000 of debt financing funded to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $11.0 million ($3.0 million in equity, none of which has been funded, and $8.0 million in debt financing, $648,000 of which has been funded as of March 31, 2006). This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2006;

•	$450,000 of equity funded to the LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded to date. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$235,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$350,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest, and;

•	$100,000 advance made to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest.

(5) Financial Instruments

Cash Flow Hedges

At March 31, 2006, we had one outstanding swap agreement for a notional principal amount of $10 million which matures in July, 2006. This swap agreement effectively fixes the interest rate on $10 million of variable rate debt at 6.88% including the revolver spread of 1.00%. We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement. The counterparty is a major financial institution and we do not anticipate nonperformance by the counterparty which is rated A or better by Moody’s Investors Service. Termination of the interest rate swap at March 31, 2006 would have resulted in a payment to the counterparty of approximately $52,000. The fair value of the interest rate swap agreement at March 31, 2006 reflects the estimated amounts that we would pay to terminate the contract and are based on a quote from the counterparty.

During the first quarter of 2005, based on revised borrowing forecasts, one of our interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during the first quarter of 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during the three months ended March 31, 2005. This swap agreement was terminated during the second quarter of 2005 and a termination fee of $319,000 was paid.

With respect to the active $10 million swap agreement, we recorded in AOCI increases of $48,000 and $87,000 for the three month periods ended March 31, 2006 and 2005, respectively, to recognize the change in fair value of the effective portion of the derivative that is designated as a cash flow hedging instrument. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. Assuming the yield curve remains unchanged from March 31, 2006, it is expected that approximately $52,000 of net losses in AOCI will be reclassified into earnings within the next four months. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through July, 2006.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$4,948	$7,580
Other comprehensive income:
Adjustment for losses reclassified into income	34	606
Unrealized derivative gains/(losses) on cash flow hedges	14	(4)

Comprehensive income	$4,996	$8,182

(7) Stock-Based Compensation

At March 31, 2006, we have two stock-based compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payments” and related interpretations and began expensing the grant-date fair value of stock options including dividend equivalent rights (“DERs”). Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The estimated impact of adopting SFAS No. 123R is expected to reduce our net income by approximately $82,000 for the year ended December 31, 2006, of which $21,000 was recorded during the first quarter of 2006. The pro forma impact of expensing stock options and DERs would have reduced net income by approximately $57,000 for the year ended December 31, 2005 based on the disclosures required by SFAS No. 123.

We adopted SFAS No. 123R using the modified prospective transition method and therefore we have not restated prior periods. Under this transition method, compensation costs associated with stock options and DERs recognized in 2006 includes amortization related to the remaining unvested portion of stock option and DER awards granted prior to January 1, 2006, and will include amortization expense related to new awards granted after January 1, 2006. There have been no new options or DERs issued during 2006.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

A combined total of 400,000 shares and DERs have been reserved for issuance under our 1997 Incentive Plan, a stock option plan for employees, officers and trustees of the Trust. As of March 31, 2006, there have been 137,000 stock options and DERs granted and 263,000 shares and DERs were available for future grant.

For stock options and DERs granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R, to our stock option and DER plans is shown in the table below. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of March 31, 2006, there were no unvested restricted share awards outstanding.

Three Months Ended March 31, 2005
Net income, as reported	$7,580
Add: total stock-based compensation expenses included in net income	51
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards	(54)

Total pro forma net income	$7,577

Basic earnings per share, as reported	$0.64

Basic earnings per share, pro forma	$0.64

Diluted earnings per share, as reported	$0.64

Diluted earnings per share, pro forma	$0.64

The exercise price equals the market price of our stock on the date of grant. Options under our plan generally vest ratably over four years, and have a life of ten years from the date of grant.

Compensation cost is generally recognized using the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $225,000 of unrecognized compensation cost related to nonvested stock options and DERs expected to be recognized over a period of approximately four years. During the first quarter of 2006, compensation cost of $21,000 was recognized related to outstanding stock options and DERs scheduled to vest after January 1, 2006. The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

Expected volatility	17.1%
Expected dividend yield (a.)	0.0%
Expected life (in years)	10
Risk-free interest rate	3.6%

(a.)	Fair value calculated at 0% expected dividend yield to provide for affect of DERs

A summary of stock option activity is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2006	109,000	$21.45	$34.90 - $14.75

Exercisable, March 31, 2006	88,500	$18.70	$34.07 - $14.75

The aggregate intrinsic value of outstanding and exercisable stock options at March 31, 2006 is $1,644,000 and $1,578,000, respectively. There were no stock options exercised during the first quarter of 2006.

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

We follow the provisions of the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

Rental income is recorded by our consolidated and unconsolidated MOBs relating to leases in excess of one year in length using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors, including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisition and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interest after specified preferred return rate thresholds have been satisfied.

Since January 1, 1995 through March 31, 2006, we have invested $59.3 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of March 31, 2006, short-term unsecured advances aggregated $2.5 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $32.3 million, as reflected on our Condensed Consolidated Balance Sheet as of March 31, 2006.

As of March 31, 2006, we had investments in twenty-two LLCs, nineteen of which are accounted for by the equity method and three that were consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center

(a.)	The membership interests of this entity are held by a newly formed master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada. As of March 31, 2006, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of March 31, 2006, we have invested $2.0 million in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity of which none has been funded and $8.0 million in debt financing, of which $648,000 has been funded as of March 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2006.
(f.)	We have committed to invest up to $6.6 million ($1.6 million in equity and $5.0 million in debt financing, none of which has been funded as of March 31, 2006), in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the third quarter of 2007.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended March 31,
	2006	2005
	( in thousands)
Revenues	$8,252	$7,329

Operating expenses	3,384	3,051
Depreciation and amortization	1,428	1,233
Interest, net	2,230	1,970

Net income before gain	1,210	1,075
Gain on sale of real property	—	1,693

Net income	$1,210	$2,768

Our share of net income before gain	$725	$920
Our share of gain on sale of real property	—	1,061

Our share of net income	$725	$1,981

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	March 31, 2006	December 31, 2005
	( in thousands)
Net property, including CIP	$168,294	$163,942
Other assets	16,164	19,685

Total assets	$184,458	$183,627

Liabilities	$7,969	$6,086
Mortgage notes payable, non-recourse to us	149,709	152,301
Notes payable to us	2,490	1,859
Equity	24,290	23,381

Total liabilities and equity	$184,458	$183,627

Our share of equity and notes receivable from LLCs	$32,345	$29,572

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

(9) Segment Reporting

Our primary business is investing in and leasing healthcare and human service facilities through direct ownership or through joint ventures. We actively manage our portfolio of healthcare and human service facilities and may from time to time make decisions to sell lower performing properties not meeting our long-term investment objectives. The proceeds of sales are typically reinvested in new developments or acquisitions, which we believe will meet our planned rate of return. It is our intent that all healthcare and human service facilities will be owned or developed for investment purposes. Our revenue and net income are generated from the operation of our investment portfolio.

Our portfolio is located throughout the United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis, therefore, we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2006, we have forty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities (including Chalmette) including four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-two medical office buildings, including twenty-two owned by various LLCs, and;

•	four pre-school and childcare centers.

Forward Looking Statements and Certain Risk Factors

This report contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	real estate market factors, including, without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid; demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care; the ability to attract and retain qualified medical personnel, including physicians;

•	the ability of operators of our facilities, particularly UHS, to obtain adequate levels of general and professional liability insurance;

•	competition from other REITs and for our operators, other health care providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of our largest acute care facility;

•	the continuing impact of Hurricane Katrina upon us and UHS;

•	changes in or inadvertent violations of tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated MOBs relating to leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, that one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and as of March 31, 2006, we had no salaried employees.

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

The Advisor is entitled to certain advisory and incentive fees for its services. No incentive fees were paid during the first quarter of 2006 or 2005. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements.

The leases on the five UHS hospital facilities (including Chalmette) leased to wholly-owned subsidiaries of UHS comprised approximately 48% of our total consolidated revenues for both three month periods ended March 31, 2006 and 2005, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five wholly-owned UHS hospital facilities, as a percentage of our consolidated and unconsolidated revenues, accounted for approximately 24% and 26% for the three month periods ended March 31, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS has elected to offer substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $23,965,000 (“FMV of Chalmette”).

During the second quarter of 2006, we have agreed, subject to certain closing conditions, to terminate the lease between Chalmette and us and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The exchange and substitution package includes the following Capital Additions, as defined in the Master Lease Document, by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed by the end of 2006. UHS is obligated to complete the Inland Valley Capital Addition or offer to either, subject to our approval, provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition.

• Wellington– Bed Tower	$8,926,000 (Actual construction costs)
• Bridgeway – 28 bed addition	$4,072,000 (Actual construction costs)
• Inland Valley Campus – 44 bed and ICU expansion	$12,160,000 (Estimated construction costs)

To accomplish the exchange and substitution, during the second quarter of 2006, we entered into an Asset Exchange and Substitution Agreement between us, UHS and certain subsidiaries of UHS. The estimated total value of this exchange and substitution package is approximately $25.2 million based upon the combined actual and estimated construction costs of the Capital

Additions. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to UHS in cash upon completion of the Inland Valley Capital Additions.

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including base and bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Capital Additions in excess of the FMV of Chalmette) is expected to closely approximate the total rent earned by us under the Chalmette lease. UHS will pay incremental rent on the Capital Additions in excess of the FMV of Chalmette at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%). Below is the estimated rent allocation of the substitution properties, excluding the incremental rent on the Capital Additions in excess of the FMV of Chalmette.

Facility	Base Rent	Bonus Rent	Total Rent
Wellington	$534,504	$67,744	$602,248
Bridgeway	247,800	26,940	274,740
Inland Valley	740,012	—	740,012

Total:	$1,522,316	$94,684	$1,617,000

The amounts shown in the bonus rent column represent the estimated bonus rent effect of including the revenues generated from the Capital Additions at Wellington and Bridgeway that have not been previously included in the bonus rent paid to us pursuant to the terms of the leases since the Capital Additions were financed and owned by UHS. The bonus rent amounts reflected above were based on the net revenues generated at each facility during 2005. Future bonus rents earned by us on the Capital Additions will be based on the actual net revenues of each facility.

During the second quarter of 2006, as part of the overall arrangement, UHS agreed not to exercise its purchase options under the leases at the end of the current lease terms, which would have resulted in a cash payment to us and the termination of the rental stream with respect to the properties, and likely would have adversely affected our ability to maintain the dividend at current levels. Alternatively, UHS agreed to early five year renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, during the second quarter of 2006, we and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties at the existing lease rates.

After giving effect to the Asset Exchange and Substitution Agreement and the various lease renewals discussed above, subsidiaries of UHS lease four hospitals facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).

(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent on Capital Additions in excess of FMV of Chalmette

Pursuant to the Master Lease, which governs all leases of properties with subsidiaries of UHS, UHS has the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, we agreed to amend the Master Lease to include a change of control provision and a provision granting UHS the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to us in the event such change of control occurs.

See Note 2 to the Condensed Consolidated Financial Statements for additional disclosure regarding the related party relationship with UHS.

Recent Accounting Pronouncements

Stock Based Compensation: As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recorded for stock options issued at fair market value.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and which were used by us to calculate pro forma net income and earnings per share disclosures. Pursuant to SFAS No. 123(R), the cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. As a result of adopting SFAS No. 123(R), we recognized $21,000 as compensation cost in our financial statements on the unvested portion of existing options and DERs granted prior to the effective date. We have not issued any options or DERs since the effective date of SFAS No. 123(R). However, under the requirements of SFAS No. 123(R), the cost of stock options granted to employees after the effective date will also be based on the fair value of the stock options at grant date. We are using the Black-Scholes model as our option pricing model for applying SFAS 123(R) and have used the modified prospective transition method in adopting the standard. The estimated fair value of the stock option and DER is amortized to expense over the requisite service period; additional options and DERs may be granted in future years.

Results of Operations

For the quarters ended March 31, 2006 and 2005, net income totaled $4.9 million and $7.6 million or $.42 and $.64 per diluted share, on revenues of $8.4 million and $8.5 million, respectively. Favorably impacting net income and net income per diluted share during the quarter ended March 31, 2005 was a $1.1 million or $.09 per diluted share gain resulting from the sale of real property by a LLC in which we owned a non-controlling equity interest, as well as a $1.5 million or $.13 per diluted share gain related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center that were damaged by a hurricane during 2004. Unfavorably impacting net income and net income per diluted share during the quarter ended March 31, 2005 was a charge of approximately $300,000 or $.03 per diluted share, included in interest expense, related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.4 million and $1.3 million for the three month periods ended March 31, 2006 and 2005, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense decreased $408,000 during the three months ended March 31, 2006, as compared to the comparable prior year quarter, due primarily to: (i) a net charge during the first quarter of 2005 of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (ii) a decrease of approximately $150,000 due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds.

As of March 31, 2006, we have investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which are, or will be, accounted for by the equity method and three that are consolidated in the results of operations in accordance with FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. We anticipate that during 2006, upon expiration of the master lease, lease assurance or lease guarantee arrangements with UHS, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

Below is a reconciliation of our reported net income to FFO for the three periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$4,948	$7,580
Plus: Depreciation and amortization expense:
Consolidated investments	1,343	1,345
Unconsolidated affiliates	1,026	895
Less: Gain on LLC’s sale of real property	—	(1,061)
Property damage recovered from UHS - Wellington	—	(1,528)

Funds from operations (FFO)	$7,317	$7,231

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $6.3 million for each of the three months ended March 31, 2006 and 2005. Net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property by LLC, property damage recovered from UHS and net loss on ineffective cash flow hedge) decreased $287,000 during the first three months of 2006 as compared to the comparable prior year period. This unfavorable change was partially offset by a favorable $203,000 change in rent receivable and $6,000 of other favorable changes.

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities was ($3.2 million) during the three months ended March 31, 2006 as compared to $10.5 million during the three months ended March 31, 2005.

During the three month period ended March 31, 2006, we funded equity investments of $1.7 million, issued $1.1 million of advances to LLCs, spent $474,000 on capital additions to certain of our real estate investments and received $29,000 of cash distributions in excess of income from our unconsolidated LLCs.

During the three month period ended March 31, 2005, we received $5.9 million from a LLC for repayment of an advance, $2.9 million of cash proceeds related to the sale of real property by a LLC, $2.1 million of cash proceeds related to debt refinancing by LLCs, $275,000 of cash distributions in excess of income from our unconsolidated LLCs and spent $636,000 on capital additions to certain of our real estate investments.

Net cash used in financing activities

Net cash used in financing activities was $2.9 million during the three months ended March 31, 2006 and $13.2 million during the three months ended March 31, 2005.

During the three month period ended March 31, 2006, we had net debt borrowings of $3.8 million on our revolving line of credit, paid $6.6 million of dividends, paid $161,000 on mortgage notes payable that are non-recourse to us and generated $19,000 of cash from the issuance of shares of beneficial interest. During the three month period ended March 31, 2005, we had net debt repayments of $7.3 million on our revolving line of credit, paid $5.9 million in dividends, paid $72,000 on mortgage notes payable that are non-recourse to us and generated $149,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.56 per share was paid on March 31, 2006 to shareholders of record as of March 16, 2006.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 27, 2007. We have a one-time option, which can be exercised at any time, subject to obtaining additional commitments from lenders, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At March 31, 2006, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At March 31, 2006, we had $13.8 million of outstanding borrowings and $8.3 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At March 31, 2006, we had approximately $57.9 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of our mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with such covenants at March 31, 2006.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of March 31, 2006 with a combined outstanding balance of $25.4 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at March 31, 2006 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,941	8.3%	2010
Desert Springs Medical Plaza	5,159	7.9%	2006
Summerlin Hospital MOB	7,259	7.0%	2009
Summerlin Hospital MOB II	9,028	8.3%	2010

Total	$25,387

The following represents the scheduled maturities of our contractual obligations as of March 31, 2006:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt fixed (a)	$25,387	$5,675	$$1,159	$18,553	$—
Long-term debt-variable	13,800	—	13,800	—	—
Construction commitments (b) (c) (d) (e)	21,452	21,452	—	—	—

Total contractual cash obligations	$60,639	$27,127	$14,959	$18,553	$—

(a)	Excludes $154.5 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of March 31, 2006 (see Note 8 to the Condensed Consolidated Financial Statements).
(b)	As of March 31, 2006, we have invested approximately $5.0 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $8.0 million in equity in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The St. Mary’s Center for Health, a medical office building located in Reno, Nevada.
(c)	As of March 31, 2006, we have committed to invest up to $3.5 million ($2.0 million of which was funded as of March 31, 2006) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.
(d)	As of March 31, 2006 we have committed to invest up to $11.0 million ($3.0 million in equity and $8.0 million in debt financing, $648,000 of which was funded as of March 31, 2006) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.
(e)	As of March 31, 2006, we have committed to invest up to $6.6 million ($1.6 million in equity and $5.0 million in debt financing, none of which has been funded as of March 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Phoenix Children’s East Valley Care Center.

Off Balance Sheet Arrangements

As of March 31, 2006, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at March 31, 2006 totaled $8.3 million consisting of: (i) $1.3 million related to 653 Town Center, Phase II; (ii) $3.7 million related to Arlington Medical Properties; (iii) $614,000 related to Spring Valley Medical Properties; (iv) $2.4 million related to Sierra Medical Properties, and; (v) $220,000 related to Gold Shadow Properties. The $3.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.0 million has been funded. The $2.4 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, of which $2.0 million has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2006. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K.

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

Date: May 9, 2006	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Officer.)