Form 10-Q
period 2006-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2006-08-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of common shares of beneficial interest outstanding at July 31, 2006 – 11,785,717

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2006 and 2005

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Base rental - UHS facilities	$3,094	$3,247	$6,186	$6,404
Base rental - Non-related parties	3,101	3,038	6,168	6,049
Bonus rental - UHS facilities	1,104	1,119	2,255	2,342
Tenant reimbursements and other - Non-related parties	935	833	1,881	1,807
Tenant reimbursements and other - UHS facilities	94	108	197	234

	8,328	8,345	16,687	16,836

Expenses:
Depreciation and amortization	1,423	1,466	2,839	2,874
Advisory fees to UHS	355	353	702	708
Other operating expenses	1,619	1,548	3,317	3,122

	3,397	3,367	6,858	6,704

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS and interest expense	4,931	4,978	9,829	10,132
Equity in income of unconsolidated LLCs (including recognition of previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the three and six months ended June 30, 2006 and a gain on sale of real property of $1,043 during the six month period ended June 30, 2005)	2,540	815	3,265	2,796
Property damage recovered from UHS - Wellington	—	1,213	—	2,741
Interest expense, net	(579)	(801)	(1,254)	(1,884)

Net income	$6,892	$6,205	$11,840	$13,785

Basic earnings per share	$0.58	$0.53	$1.01	$1.17

Diluted earnings per share	$0.58	$0.52	$1.00	$1.16

Weighted average number of shares outstanding - Basic	11,782	11,762	11,780	11,759
Weighted average number of share equivalents	79	77	79	76

Weighted average number of shares and equivalents outstanding - Diluted	11,861	11,839	11,859	11,835

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets:
Real Estate Investments:
Buildings and improvements	$188,089	$187,451
Accumulated depreciation	(60,421)	(57,729)

	127,668	129,722
Land	21,143	23,143

Net Real Estate Investments	148,811	152,865

Investments in and advances to limited liability companies (“LLCs”)	36,460	29,572

Other Assets:
Cash and cash equivalents	1,324	1,717
Bonus rent receivable from UHS	1,104	1,088
Rent receivable - other	1,051	1,000
Note receivable from sale of ownership interest in a LLC	—	3,102
Property damage receivable from UHS—Chalmette	6,259	6,259
Land held for exchange—Chalmette	2,000	—
Deferred charges and other assets, net	1,309	1,286

Total Assets	$198,318	$196,889

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$14,300	$10,000
Mortgage note payable, non-recourse to us	3,911	3,972
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,316	21,576
Deferred gain on sale of property	—	1,860
Accrued interest	323	357
Accrued expenses and other liabilities	2,895	2,575
Fair value of derivative instruments	20	100
Tenant reserves, escrows, deposits and prepaid rents	860	697

Total Liabilities	43,625	41,137

Minority interests	299	302

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2006 - 11,785,542; 2005 -11,777,829	118	118
Capital in excess of par value	187,220	186,943
Cumulative net income	282,017	270,177
Accumulated other comprehensive loss	(20)	(100)
Cumulative dividends	(314,941)	(301,688)

Total Shareholders’ Equity	154,394	155,450

Total Liabilities and Shareholders’ Equity	$198,318	$196,889

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,840	$13,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,839	2,874
Gain on sale of property by LLC	—	(1,043)
Gain on sale of our interest in LLC	(1,860)	—
Property damage recovered from UHS - Wellington	—	(2,741)
Net loss on ineffective cash flow hedge	—	254
Changes in assets and liabilities:
Rent receivable	(67)	(293)
Accrued expenses and other liabilities	320	98
Tenant reserves, escrows, deposits and prepaid rents	163	109
Accrued interest	(34)	48
Other, net	(39)	(119)

Net cash provided by operating activities	13,162	12,972

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(4,828)	(6,299)
Repayments of advances made to LLCs	1,082	6,480
Advances made to LLCs	(3,817)	(1,511)
Cash distributions in excess of income from LLCs	371	585
Proceeds received from sale of our interest in a LLC	3,102	—
Cash distribution from sales of properties by LLCs	—	2,851
Cash distributions of refinancing proceeds from LLCs	304	2,111
Additions to real estate investments	(638)	(720)
Proceeds received from sale of minority ownership interest in LLC	—	47

Net cash (used in) provided by investing activities	(4,424)	3,544

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	4,300	(5,200)
Repayments of mortgage notes payable of consolidated LLCs	(260)	(167)
Repayments of mortgage notes payable	(61)	(56)
Dividends paid	(13,253)	(12,464)
Issuance of shares of beneficial interest	143	315

Net cash used in financing activities	(9,131)	(17,572)

Decrease in cash	(393)	(1,056)
Cash and cash equivalents, beginning of period	1,717	3,588

Cash and cash equivalents, end of period	$1,324	$2,532

Supplemental disclosures of cash flow information:
Interest paid	$1,288	$1,582

Supplemental disclosures of non-cash flow information:
Property damage cost capitalized - UHS - Wellington	—	$2,741

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of June 30, 2006, we had investments or commitments in twenty-four limited liability companies (“LLCs”), twenty-one of which are accounted for by the equity method and three that are currently consolidated in the results of operations.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to .60% of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and paid (or payable) to UHS amounted to $355,000 and $353,000 for the three months ended June 30, 2006 and 2005, respectively, and $702,000 and $708,000 for the six month periods ended June 30, 2006 and 2005, respectively.

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

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS elected to offer substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $23,965,000 (“FMV of Chalmette”).

During the second quarter of 2006, we agreed to terminate the lease between Chalmette and us and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The exchange and substitution package, which has an estimated total value of approximately $25 million, was completed during the third quarter of 2006 and includes the following Capital Additions, as defined in the Master Lease Document, by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed by the end of 2006. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to UHS in cash upon completion of the Inland Valley Capital Additions. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. To accomplish the exchange and substitution, on April 24, 2006, we entered into an Asset Exchange and Substitution Agreement with UHS and certain subsidiaries.

• Wellington – Bed Tower	$8,926,000 (Actual construction costs, which approximate fair value)

• Bridgeway – 28 bed addition	$4,072,000 (Actual construction costs, which approximate fair value)

• Inland Valley Campus – 44 bed and ICU expansion	$12,160,000 (Estimated construction costs, which approximate fair value)

Our Consolidated Statement of Income for the year ended December 31, 2005 included a property write-down charge of $6.3 million representing the net book value of the Chalmette property, excluding the land. The $6.3 million property charge was offset in 2005 by an equal amount recoverable from UHS and is included as Property Damage Receivable from UHS on our Consolidated Balance Sheet as of June 30, 2006. The land has a book value of $2 million which is included as Land Held for Exchange on our Consolidated Balance Sheet as of June 30, 2006. As a result of the exchange and substitution, we expect to record the excess of the FMV of Chalmette ($24.0 million) over the combined book value of the Property Damage Receivable from UHS and the Land Held for Exchange ($8.3 million in total), as income in the period the exchanged and substituted assets are transferred to us. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”) we will recognize no gain for federal income tax purposes to the extent we receive from UHS only the Capital Additions outlined above as replacement property for the Chalmette property destroyed by Hurricane Katrina.

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

During the second quarter of 2006, as part of the overall arrangement, UHS agreed not to exercise its purchase options under the leases at the end of the then current lease terms, which would have resulted in a cash payment to us and the termination of the rental stream with respect to the properties, and likely would have adversely affected our ability to maintain the dividend at current levels. Alternatively, UHS agreed to early five year renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, we and each of the individual lessees entered into amended and restated leases relating to their respective individual properties at the existing lease rates. On July 21, 2006, the closing date of the exchange and substitution, to reflect the rents payable on the Capital Additions at each of the Wellington, Bridgeway and Inland Valley campus properties, we entered into amended and restated leases with each of the individual lessees relating to their respective individual properties.

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

After giving effect to the exchange and substitution, and the various lease renewals discussed above, subsidiaries of UHS will lease four hospital facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

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

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician owned facilities. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility has experienced significant declines in patient volume and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rents earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. During the three and six months ended June 30, 2005, UHS incurred $1.2 million and $2.7 million, respectively, in replacement costs in connection with this property. Since these additional costs have also been recovered from UHS, $1.2 million and $2.7 million, respectively, were included in net income during the three and six month periods ended June 30, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed Consolidated Balance Sheet. The repairs to the facility were completed as of December 31, 2005.

The combined revenues generated from the leases on the five UHS hospital facilities (including Chalmette) accounted for approximately 48% of our total consolidated revenues for both of the three and six month periods ended June 30, 2006 and 2005. Including the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, as a percentage of our total consolidated and unconsolidated revenues, accounted for approximately 24% for both of the three month periods ended June 30, 2006 and 2005 and 24% and 25% for the six month periods ended June 30, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of June 30, 2006, UHS owned 6.7% of the outstanding shares of beneficial interest.

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

UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the lessees of five of our hospital facilities (including Chalmette) are subsidiaries of UHS which, on a combined basis, comprised 48% of our consolidated revenues for both of the three and six month periods ended June 30, 2006, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.565 per share or $6.7 million in the aggregate was declared by the Board of Trustees on June 1, 2006 and was paid on June 30, 2006 to shareholders of record as of June 15, 2006.

(4) Acquisitions and Dispositions

During the first six months of 2006:

We invested or advanced $8.6 million in unconsolidated LLCs as follows:

•	$1.7 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $2.6 million has been funded to date. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•	$2.2 million of debt financing and $60,000 of equity funded to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $11.0 million ($3.0 million in equity, $60,000 of which has been funded as of June 30, 2006, and $8.0 million in debt financing, $2.2 million of which has been funded as of June 30, 2006). This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2007;

•	$450,000 of equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded to date. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$235,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$214,000 of additional equity funded to the LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada, on the campus of a UHS facility, in which we have a 95% non-controlling equity interest;

•	$532,000 of additional equity funded to the LLC that owns the Desert Samaritan Hospital Medical Office Buildings located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$630,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest;

•	$1.5 million of equity and $363,000 of debt financing funded to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $6.6 million ($1.6 million in equity, of which $1.5 million has been funded as of June 30, 2006 and $5.0 million in debt financing, of which $363,000 has been funded as of June 30, 2006). This project is scheduled to be completed and opened during the third quarter of 2007, and;

•	$540,000 advance and $180,000 of equity funded to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest.

We received $1.1 million of repaid advances previously provided to a LLC in which we have a 33% non-controlling equity interest.

Additionally, during the second quarter of 2006, we received $3.1 million as repayment on a note receivable relating to the sale of our interest in a LLC which owned the St. Jude Heritage Health Complex during the fourth quarter of 2005. This transaction resulted in a $1.9 million gain which was deferred in 2005 and recognized as income during the second quarter of 2006 when the cash proceeds were received by us.

(5) Financial Instruments

Cash Flow Hedges

At June 30, 2006, we had one outstanding swap agreement for a notional principal amount of $10 million which matured in July, 2006, and has not been renewed. This swap agreement effectively fixed the interest rate on $10 million of variable rate debt at 6.88% including the revolver spread of 1.00%. Termination of the interest rate swap at June 30, 2006 would have resulted in a payment to the counterparty of approximately $20,000. The fair value of the interest rate swap agreement at June 30, 2006 reflects the estimated amounts that we would pay to terminate the contract and are based on a quote from the counterparty.

During the first quarter of 2005, based on revised borrowing forecasts, one of our interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during the six months ended June 30, 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during the six months ended June 30, 2005. This swap agreement was terminated during the second quarter of 2005 and a termination fee of $319,000 was paid.

With respect to the active $10 million swap agreement, we recorded in AOCI increases of $32,000 and $126,000 for the three month periods ended June 30, 2006 and 2005, respectively and $80,000 and $213,000 for the six month periods ended June 30, 2006 and 2005, respectively, to recognize the change in fair value of the effective portion of the derivative that is designated as a cash flow hedging instrument. Such income or losses will be reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments occur. It is expected that approximately $20,000 of net losses in AOCI will be reclassified into earnings during July, 2006. The maximum amount of time over which we are hedging a portion of our exposure to the variability in future cash flows for forecasted transactions is through July, 2006.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,892	$6,205	$11,840	$13,785
Other comprehensive income:
Adjustment for losses reclassified into income	23	150	57	756
Unrealized derivative gains/(losses) on cash flow hedges	9	(24)	23	(28)

Comprehensive income	$6,924	$6,331	$11,920	$14,513

(7) Stock-Based Compensation

At June 30, 2006, we have two stock-based compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payments” and related interpretations and began expensing the grant-date fair value of stock options including dividend equivalent rights (“DERs”). Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The estimated impact of adopting SFAS No. 123R is expected to reduce our net income by approximately $82,000 for the year ended December 31, 2006, of which $21,000 and $43,000 was recorded during the three and six months ended June 30, 2006, respectively. The pro forma impact of expensing stock options and DERs would have reduced net income by approximately $57,000 for the year ended December 31, 2005 based on the disclosures required by SFAS No. 123.

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

The expense associated with share-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities, which is included in “other, net” on the accompanying Consolidated Statements of Cash Flows.

A combined total of 400,000 shares and DERs have been reserved for issuance under our 1997 Incentive Plan, a stock option plan for employees, officers and trustees of the Trust. As of June 30, 2006, there have been 137,000 stock options and DERs granted and 263,000 shares and DERs were available for future grant.

For stock options and DERs granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R, to our stock option and DER plans is shown in the table below. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of June 30, 2006, there were no unvested restricted share awards outstanding.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$6,205	$13,785
Add: total stock-based compensation expenses included in net income	56	107
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards	(59)	(113)

Total pro forma net income	$6,202	$13,779

Basic earnings per share, as reported	$0.53	$1.17

Basic earnings per share, pro forma	$0.53	$1.17

Diluted earnings per share, as reported	$0.52	$1.16

Diluted earnings per share, pro forma	$0.52	$1.16

The exercise price equals the market price of our stock on the date of grant. Options under our plan generally vest ratably over four years, and have a life of ten years from the date of grant.

Compensation cost is generally recognized using the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $225,000 of unrecognized compensation cost related to nonvested stock options and DERs expected to be recognized over a period of approximately four years. During the three and six months ended June 30, 2006, compensation cost of $21,000 and $43,000, respectively, was recognized related to outstanding stock options and DERs scheduled to vest after January 1, 2006. The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

Expected volatility	17.1%
Expected dividend yield (a.)	0.0%
Expected life (in years)	10
Risk-free interest rate	3.6%

(a.)	Fair value calculated at 0% expected dividend yield to provide for affect of DERs

A summary of stock option activity during the three and six months ended June 30, 2006 is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2006	109,000	$21.45	$34.90 - $14.75

Exercisable, June 30, 2006	88,500	$18.70	$34.07 - $14.75

The aggregate intrinsic value of outstanding and exercisable stock options at June 30, 2006 is $1,079,000 and $1,120,000, respectively. There were no stock options exercised during the first six months of 2006.

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

We have considered the impact of Emerging Issues Task Force Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, and have determined that it is not applicable to our structure.

We follow the provisions of the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. During 2006, upon expiration of a master lease relating to a LLC, lease assurance or lease guarantee arrangements with UHS, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

Since January 1, 1995 through June 30, 2006, we have invested $64.3 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of June 30, 2006, short-term unsecured advances aggregated $4.2 million due from five LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $36.5 million, as reflected on our Condensed Consolidated Balance Sheet as of June 30, 2006.

As of June 30, 2006, we had investments or commitments in twenty-four LLCs, twenty-one of which are accounted for by the equity method and three that were consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.

(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of June 30, 2006, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of June 30, 2006, we have invested $2.6 million in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity of which $60,000 has been funded and $8.0 million in debt financing, of which $2.2 million has been funded as of June 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2007.
(f.)	We have committed to invest up to $6.6 million ($1.6 million in equity, $1.5 million of which has been funded as of June 30, 2006, and $5.0 million in debt financing, $363,000 of which has been funded as of June 30, 2006), in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the third quarter of 2007.
(g.)	We have committed to invest up to $6.6 million ($250,000 in equity, none of which has been funded as of June 30, 2006, and $6.3 million in equity or debt financing, none of which has been funded as of June 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. This project is scheduled to be completed and opened during the third quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity and $500,000 in either equity and/or debt financing, none of which has been funded as of June 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. This project is scheduled to be completed and opened during the third quarter of 2007.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	(amounts in thousands)
Revenues	$8,451		$8,023	$16,703		$15,352

Operating expenses	3,742		3,468	7,126		6,519
Depreciation and amortization	1,448		1,357	2,876		2,590
Interest, net	2,375		2,242	4,605		4,212

Net income before gain	886		956	2,096		2,031
Gain on sale of real property	—		—	—		1,693

Net income	$886		$956	$2,096		$3,724

Our share of net income before gain	$680		$833	$1,405		$1,753
Our share of gain on sale of real property	—		(18)	—		1,043

Our share of net income	$680	(a.)	$815	$1,405	(a.)	$2,796

(a.)	Our share of net income for the three and six months ended June 30, 2006, excludes a previously deferred gain of $1.9 million resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	June 30, 2006	December 31, 2005
	( in thousands)
Net property, including CIP	$173,819	$163,942
Other assets	16,742	19,685

Total assets	$190,561	$183,627

Liabilities	$7,065	$6,086
Mortgage notes payable, non-recourse to us	151,823	152,301
Notes payable to us	4,184	1,859
Equity	27,489	23,381

Total liabilities and equity	$190,561	$183,627

Our share of equity and notes receivable from LLCs	$36,460	$29,572

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested a total of $5.1 million, are no longer covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2006, we have forty-five real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities (including Chalmette, the facility that we transferred to UHS in July 2006) consisting of four acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-four medical office buildings, including twenty-four owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, UHS;

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	real estate market factors, including, without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid; demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care; the ability to attract and retain qualified medical personnel, including physicians;

•	the ability of operators of our facilities, particularly UHS, to obtain adequate levels of general and professional liability insurance;

•	two LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition from other REITs and for our operators, other health care providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of our largest acute care facility;

•	changes in or inadvertent violations of tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. During 2006, upon expiration of a master lease relating to a LLC, lease assurance or lease guarantee arrangements with UHS, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

Federal Income Taxes — No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the IRC and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and as of June 30, 2006, we had no salaried employees.

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

The Advisor is entitled to certain advisory and incentive fees for its services. No incentive fees were paid during the three or six months ended June 30, 2006 or 2005. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements.

The leases on the five UHS hospital facilities (including Chalmette) leased to wholly-owned subsidiaries of UHS comprised approximately 48% of our total consolidated revenues for both three and six month periods ended June 30, 2006 and 2005. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five wholly-owned UHS hospital facilities, as a percentage of our consolidated and unconsolidated revenues, accounted for approximately 24% for both of the three month periods ended June 30, 2006 and 2005, and 24% and 25% for the six month periods ended June 30, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS elected to offer substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $23,965,000 (“FMV of Chalmette”).

During the second quarter of 2006, we agreed to terminate the lease between Chalmette and us and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The exchange and substitution package, which has an estimated total value of approximately $25 million, was completed during the third quarter of 2006 and includes the following Capital Additions, as defined in the Master Lease Document, by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed by the end of 2006. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to UHS in cash upon completion of the Inland Valley Capital Additions. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. To accomplish the exchange and substitution, on April 24, 2006, we entered into an Asset Exchange and Substitution Agreement with UHS and certain subsidiaries.

• Wellington– Bed Tower	$8,926,000 (Actual construction costs, which approximate fair value)

• Bridgeway – 28 bed addition	$4,072,000 (Actual construction costs, which approximate fair value)

• Inland Valley Campus – 44 bed and ICU expansion	$12,160,000 (Estimated construction costs, which approximate fair value)

Our Consolidated Statement of Income for the year ended December 31, 2005 included a property write-down charge of $6.3 million representing the net book value of the Chalmette property, excluding the land. The $6.3 million property charge was offset in 2005 by an equal amount recoverable from UHS and is included as Property Damage Receivable from UHS on our Consolidated Balance Sheet as of June 30, 2006. The land has a book value of $2 million which is included as Land Held for Exchange on our Consolidated Balance Sheet as of June 30, 2006. As a result of the exchange and substitution, we expect to record the excess of the FMV of Chalmette ($24.0 million) over the combined book value of the Property Damage Receivable from UHS and the Land Held for Exchange ($8.3 million in total), as income in the period the exchanged and substituted assets are transferred to us. Pursuant to section 1033(a)(1) of the IRC, we will recognize no gain for federal income tax purposes to the extent we receive from UHS only the Capital Additions outlined above as replacement property for the Chalmette property destroyed by Hurricane Katrina.

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

During the second quarter of 2006, as part of the overall arrangement, UHS agreed not to exercise its purchase options under the leases at the end of the then current lease terms, which would have resulted in a cash payment to us and the termination of the rental stream with respect to the properties, and likely would have adversely affected our ability to maintain the dividend at current levels. Alternatively, UHS agreed to early five year renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, during the second quarter of 2006, we and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties at the existing lease rates. On July 21, 2006, the closing date of the exchange and substitution, to reflect the rents payable on the Capital Additions at each of the Wellington, Bridgeway and Inland Valley campus properties, we entered into amended and restated leases with each of the individual lessees relating to their respective individual properties.

After giving effect to the Asset Exchange and Substitution Agreement which was executed on July 21, 2006, and the various lease renewals discussed above, subsidiaries of UHS will lease four hospital facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and which were used by us to calculate pro forma net income and earnings per share disclosures. Pursuant to SFAS No. 123(R), the cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. As a result of adopting SFAS No. 123(R), we recognized $21,000 and $43,000 as compensation cost in our financial statements on the unvested portion of existing options and DERs granted prior to the effective date for the three and six months ended June 30, 2006, respectively. We have not issued any options or DERs since the effective date of SFAS No. 123(R). However, under the requirements of SFAS No. 123(R), the cost of stock options granted to employees after the effective date will also be based on the fair value of the stock options at grant date. We are using the Black-Scholes model as our option pricing model for applying SFAS 123(R) and have used the modified prospective transition method in adopting the standard. The estimated fair value of the stock option and DER is amortized to expense over the requisite service period; additional options and DERs may be granted in future years.

Results of Operations

For the quarters ended June 30, 2006 and 2005, net income totaled $6.9 million and $6.2 million or $.58 and $.52 per diluted share, respectively, on revenues of $8.3 million for both periods. Favorably impacting net income and net income per diluted share during the second quarter of 2006 was the recognition of a previously deferred gain on $1.9 million, or $.16 per diluted share, resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005. Favorably impacting net income and net income per diluted share during the second quarter of 2005 was a gain of $1.2 million or $.10 per diluted share, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center that were damaged by hurricanes during 2004.

For the six month periods ended June 30, 2006 and 2005, net income totaled $11.8 million and $13.8 million or $1.00 and $1.16 per diluted share, on revenues of $16.7 million and $16.8 million, respectively. Included in net income during the six month period ended June 30, 2006 is the recognition of a previously deferred gain of $1.9 million, or $.16 per diluted share, as discussed above. Included in net income for the six month period ended June 30, 2005 was a gain of $1.0 million, or $.09 per diluted share, resulting from the sale of real property by an unconsolidated LLC and a gain of $2.7 million, or $.23 per diluted share, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.3 million for both three month periods ended June 30, 2006 and 2005, and $2.7 million and $2.5 million for the six month periods ended June 30, 2006 and 2005, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense decreased $222,000 during the three months ended June 30, 2006, as compared to the comparable prior year quarter, due primarily to interest earned on the $3.1 million note receivable from the sale of our ownership interest in a LLC and a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds. Interest expense decreased $630,000 during the six months ended June 30, 2006, as compared to the prior year six month period, due primarily to: (i) a net charge during the first quarter of 2005 of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility, and; (ii) a decrease of approximately $378,000 due primarily to the interest earned on the note receivable as mentioned above and a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds.

As of June 30, 2006, we have investments or commitments in twenty-four LLCs, twenty-one of which are accounted for by the equity method and three that are consolidated in the results of operations in accordance with FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. During 2006, upon expiration of a master lease relating to a LLC, lease assurance or lease guarantee arrangements with UHS, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

During the three months ended June 30, 2006 and 2005, we recorded equity in income of unconsolidated LLCs of $2.5 million and $815,000, respectively. Included during the second quarter of 2006, was the recognition of a previously deferred gain of $1.9 million recorded in connection with the sale of our ownership interest in a LLC during the fourth quarter of 2005. Excluding this gain from the second quarter of 2006, our equity in income of unconsolidated LLCs decreased $135,000 as compared to the second quarter of 2005 due primarily to the losses incurred by a newly constructed medical office building (“MOB”) that opened in March of 2006. Equity in income of unconsolidated LLCs was $3.3 million during the six months ended June 30, 2006 as compared to $2.8 million during the comparable prior year period. Included during the six months of 2006 was the $1.9 million gain, as mentioned above, and included during the six months of 2005 was a $1.0 million gain realized on the sale of real property by a LLC. Excluding these gains from the six month periods of both years, our equity in income from unconsolidated LLCs decreased $348,000 during the six months of 2006 as compared to the comparable prior year period. The decrease was due primarily to the losses incurred by the recently opened MOB, as mentioned above, as well decreases in income at various other MOBs.

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,892	$6,205	$11,840	$13,785

Plus: Depreciation and amortization expense:
Consolidated investments	1,349	1,405	2,692	2,750
Unconsolidated affiliates	1,066	989	2,092	1,884
Less: Gain on LLC’s sale of real property	—	18	—	(1,043)
Previously deferred gain on sale of our interest in an unconsolidated LLC	(1,860)	—	(1,860)	—
Property damage recovered from UHS	—	(1,213)	—	(2,741)

Funds from operations (FFO)	$7,447	$7,404	$14,764	$14,635

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $13.2 million and $13.0 million for the six months ended June 30, 2006 and 2005, respectively.

The $190,000 net increase was attributable to:

•	an unfavorable change of $310,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property by a LLC, gain on sale of our interest in a LLC, property damage recovered from UHS and net loss on ineffective cash flow hedge);

•	a favorable change of $226,000 in rent receivable;

•	a favorable change of $222,000 in accrued expenses and other liabilities, and;

•	$52,000 of other favorable changes.

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities was ($4.4 million) during the six months ended June 30, 2006 as compared to $3.5 million during the six months ended June 30, 2005.

During the six month period ended June 30, 2006, we funded equity investments of $4.8 million, issued $3.8 million of advances to LLCs, spent $638,000 on capital additions to certain of our real estate investments. During the six month period ended June 30, 2006, we received $1.1 million from a LLC for partial repayment of an advance, $3.1 million of cash proceeds related to the sale of our interest in a LLC, $371,000 of cash distributions in excess of income from our unconsolidated LLCs and $304,000 of cash proceeds related to debt refinancing by LLCs .

During the six month period ended June 30, 2005, we funded equity investments of $6.3 million (including $2.4 million related to two new LLC agreements) in LLCs in which we own non-controlling equity interests, issued $1.5 million of advances to LLCs and spent $720,000 on capital additions to certain of our real estate investments. During the six month period of 2005, we received $6.5 million from a LLC for repayment of an advance, received $2.9 million of cash proceeds related to the sale of real property by a LLC, received $2.1 million of cash proceeds related to debt refinancing by a LLC and received $585,000 of cash distributions in excess of net income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $9.1 million during the six months ended June 30, 2006 and $17.6 million during the six months ended June 30, 2005.

During the six month period ended June 30, 2006, we had net debt borrowings of $4.3 million on our revolving line of credit, paid $13.3 million of dividends, paid $322,000 on mortgage notes payable that are non-recourse to us and generated $143,000 of cash from the issuance of shares of beneficial interest. During the six month period ended June 30, 2005, we had net debt repayments of $5.2 million on our revolving line of credit, paid $12.5 million in dividends, paid $223,000 on mortgage notes payable that are non-recourse to us and generated $315,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.565 per share was paid on June 30, 2006 to shareholders of record as of June 15, 2006.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the IRC.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 28, 2007. We have a one-time option, which can be exercised at any time, subject to obtaining additional commitments from lenders, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to .40%. A fee of .25% to .35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At June 30, 2006, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was .25%. At June 30, 2006, we had $14.3 million of outstanding borrowings and $7.5 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At June 30, 2006, we had approximately $58.2 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt and limit the aggregate amount of our mortgage receivables. We are in compliance with such covenants at June 30, 2006.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of June 30, 2006 with a combined outstanding balance of $25.2 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at June 30, 2006 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,911	8.3%	2010
Desert Springs Medical Plaza	5,123	7.9%	2006
Summerlin Hospital MOB	7,210	7.0%	2009
Summerlin Hospital MOB II	8,983	8.3%	2010

Total	$25,227

The following represents the scheduled maturities of our contractual obligations as of June 30, 2006:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt fixed (a)	$25,227	$5,649	$1,181	$18,397	$—
Long-term debt-variable	14,300	14,300	—	—	—
Construction commitments (b) (c) (d) (e) (f) (g)	29,977	29,977	—	—	—

Total contractual cash obligations	$69,504	$49,926	$1,181	$18,397	$—

(a)	Excludes $156.9 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of June 30, 2006 (see Note 8 to the Condensed Consolidated Financial Statements).
(b)	As of June 30, 2006, we have invested approximately $5.0 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $8.0 million in equity in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The St. Mary’s Center for Health, a medical office building located in Reno, Nevada.
(c)	As of June 30, 2006, we have committed to invest up to $3.5 million ($2.6 million of which was funded as of June 30, 2006) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.
(d)	As of June 30, 2006 we have committed to invest up to $11.0 million ($3.0 million in equity, $60,000 of which was funded as of June 30, 2006 and $8.0 million in debt financing, $2.2 million of which was funded as of June 30, 2006) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.
(e)	As of June 30, 2006, we have committed to invest up to $6.6 million ($1.6 million in equity, $1.5 million of which has been funded as of June 30, 2006 and $5.0 million in debt financing, $363,000 of which has been funded as of June 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Phoenix Children’s East Valley Care Center.
(f)	As of June 30, 2006, we have committed to invest up to $6.6 million ($250,000 in equity and $6.3 million in debt financing or equity, none of which has been funded as of June 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada.

(g)	We have committed to invest up to $6.0 million ($5.5 million in equity, none of which has been funded as of June 30, 2006, and $500,000 in either equity and/or debt financing, none of which has been funded as of June 30, 2006) in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona.

Off Balance Sheet Arrangements

As of June 30, 2006, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at June 30, 2006 totaled $7.5 million consisting of: (i) $554,000 related to 653 Town Center, Phase II; (ii) $3.7 million related to Arlington Medical Properties; (iii) $614,000 related to Spring Valley Medical Properties; (iv) $2.4 million related to Sierra Medical Properties, and; (v) $220,000 related to Gold Shadow Properties. The $3.7 million letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.0 million has been funded. The $2.4 million letter of credit for Sierra Medical Properties is the remainder under our construction commitment to Sierra Medical Properties, of which $2.6 million has been funded.

Subsequent to June 30, 2006, we have added two additional standby letters of credit consisting of a $6.0 million letter of credit related to our construction commitment to Centennial Medical Properties (none of which has been funded) and a $5.4 million letter of credit related to our construction commitment to Canyon Healthcare Properties (none of which has been funded).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2006. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to a vote of the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 1, 2006.

At the meeting, the following proposals, as described in the proxy statement delivered to all of our shareholders, were voted upon as set forth below:

Election by shareholders of one Class II Trustee, James E. Dalton, Jr.:

Votes cast in favor	10,735,125
Votes withheld	199,194
Votes abstained	0
Broker non-votes	0

The consideration of one shareholder proposal:

Votes cast in favor	2,542,847
Votes cast against	3,900,552
Vote abstained	101,257
Broker non-votes	4,389,662

Item 6. Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Officer.)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002