Form 10-Q
period 2006-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2006-11-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of common shares of beneficial interest outstanding at October 31, 2006 – 11,789,076

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2006 and 2005

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Base rental - UHS facilities	$3,153	$3,136	$9,339	$9,540
Base rental - Non-related parties	3,130	3,015	9,298	9,064
Bonus rental - UHS facilities	1,037	1,079	3,292	3,421
Tenant reimbursements and other - Non-related parties	1,014	905	2,895	2,712
Tenant reimbursements and other - UHS facilities	61	82	258	316

	8,395	8,217	25,082	25,053

Expenses:
Depreciation and amortization	1,559	1,411	4,398	4,285
Advisory fees to UHS	364	359	1,066	1,067
Other operating expenses	1,889	1,590	5,206	4,712
Property write-down - hurricane damage - Chalmette	—	6,259	—	6,259
Property replacement recoverable from UHS - Chalmette	—	(6,259)	—	(6,259)

	3,812	3,360	10,670	10,064

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS (Chalmette and Wellington) and interest expense	4,583	4,857	14,412	14,989

Equity in income of unconsolidated LLCs (including recognition of previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the nine months ended September 30, 2006 and a gain on sale of real property of $1,043 during the nine month period ended September 30, 2005)	523	1,088	3,788	3,884

Replacement property recovered from UHS - Chalmette	11,265	—	11,265	—

Property damage recovered from UHS - Wellington	—	1,202	—	3,943

Interest expense, net	(646)	(739)	(1,900)	(2,623)

Net income	$15,725	$6,408	$27,565	$20,193

Basic earnings per share	$1.33	$0.54	$2.34	$1.72

Diluted earnings per share	$1.32	$0.54	$2.32	$1.71

Weighted average number of shares outstanding - Basic	11,786	11,765	11,782	11,761
Weighted average number of share equivalents	82	79	80	77

Weighted average number of shares and equivalents outstanding - Diluted	11,868	11,844	11,862	11,838

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Assets:

Real Estate Investments:
Buildings and improvements	$201,443	$187,451
Accumulated depreciation	(61,868)	(57,729)

	139,575	129,722
Land	21,143	23,143
Construction in progress	6,526	—

Net Real Estate Investments	167,244	152,865

Investments in and advances to limited liability companies (“LLCs”)	32,365	29,572

Other Assets:
Cash and cash equivalents	1,438	1,717
Bonus rent receivable from UHS	1,037	1,088
Rent receivable - other	1,175	1,000
Note receivable from sale of ownership interest in a LLC	—	3,102
Property replacement receivable from UHS - Chalmette	—	6,259
Deferred charges and other assets, net	1,265	1,286

Total Assets	$204,524	$196,889

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$11,300	$10,000
Mortgage note payable, non-recourse to us	3,881	3,972
Mortgage notes payable of consolidated LLCs, non-recourse to us	21,183	21,576
Deferred gain on sale of our interest in an unconsolidated LLC	—	1,860
Accrued interest	266	357
Accrued expenses and other liabilities	3,039	2,575
Fair value of derivative instruments	—	100
Tenant reserves, escrows, deposits and prepaid rents	904	697

Total Liabilities	40,573	41,137

Minority interests	296	302

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2006 - 11,788,882; 2005 -11,777,829	118	118
Capital in excess of par value	187,395	186,943
Cumulative net income	297,742	270,177
Accumulated other comprehensive loss	—	(100)
Cumulative dividends	(321,600)	(301,688)

Total Shareholders’ Equity	163,655	155,450

Total Liabilities and Shareholders’ Equity	$204,524	$196,889

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,565	$20,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,398	4,285
Gain on sale of property by LLC	—	(1,043)
Gain on sale of our interest in LLC	(1,860)	—
Property damage recovered from UHS - Chalmette	(11,265)	—
Property write-down - hurricane damage - Chalmette	—	6,259
Property damage recovered from UHS - Wellington	—	(3,943)
Net loss on ineffective cash flow hedge	—	254
Changes in assets and liabilities:
Rent receivable	(124)	(406)
Accrued expenses and other liabilities	464	673
Tenant reserves, escrows, deposits and prepaid rents	207	1
Accrued interest	(91)	(140)
Property replacement recoverable from UHS - Chalmette	—	(6,259)
Other, net	(153)	(87)

Net cash provided by operating activities	19,141	19,787

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(5,538)	(6,776)
Repayments of advances made to LLCs	1,879	8,951
Advances made to LLCs	(5,538)	(1,838)
Cash distributions in excess of income from LLCs	794	612
Proceeds received from sale of our interest in a LLC	3,102	—
Cash distributions from sales of properties by LLCs	—	2,851
Cash distributions of refinancing proceeds from LLCs	5,704	7,887
Additions to real estate investments	(994)	(1,774)
Proceeds received from sale of minority ownership interest in LLC	—	47

Net cash (used in) provided by investing activities	(591)	9,960

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	1,300	(10,000)
Repayments of mortgage notes payable of consolidated LLCs	(393)	(425)
Repayments of mortgage notes payable	(91)	(83)
Dividends paid	(19,912)	(18,994)
Issuance of shares of beneficial interest	267	484

Net cash used in financing activities	(18,829)	(29,018)

Decrease in cash	(279)	729
Cash and cash equivalents, beginning of period	1,717	3,588

Cash and cash equivalents, end of period	$1,438	$4,317

Supplemental disclosures of cash flow information:
Interest paid	$2,077	$2,509

Supplemental disclosures of non-cash flow information:
Replacement property capitalized - UHS - Wellington	$8,926	—
Replacement property capitalized - UHS - Bridgeway	4,072	—
Replacement property - CIP - UHS - Inland Valley	6,526	—
Assets exchanged - Chalmette	(8,259)	—
Property damage cost capitalized - UHS - Wellington	—	$3,943

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 98%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8). As of September 30, 2006, we had investments or commitments in twenty-five limited liability companies (“LLCs”), twenty-two of which are accounted for by the equity method and three that are currently consolidated in the results of operations.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Our officers are all employees of the Advisor and although we have no salaried employees, certain officers do receive stock-based compensation from time to time. Advisory fees incurred and paid (or payable) to UHS amounted to $364,000 and $359,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,066,000 and $1,067,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

The Trust commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with the base rents set forth in the leases effective for all but the last two renewal terms. Each lease also provided for additional or bonus rents, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the base rent in the last two renewal terms would also be fixed at the initial agreed upon base rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS that we entered into on April 24, 2006 whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed during 2007. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we will recognize no gain for federal income tax purposes based upon the transaction as agreed upon in the Asset Exchange and Substitution Agreement.

The property included in the Asset Exchange and Substitution Agreement consists of (amounts in thousands):

Wellington – Bed Tower	$8,926	Fair value
Bridgeway – 28 bed addition	4,072	Fair value
Inland Valley Campus – 44 bed and ICU expansion currently under construction	10,967	Estimated minimum fair value

Total fair value of exchanged and substituted assets	$23,965

In the event the ultimate construction costs related to the Inland Valley Capital Addition exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including base and bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11.0 million, if any) is expected to closely approximate the total rent earned by us under the Chalmette lease. Below is the estimated rent allocation of the substitution properties.

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

During the second quarter of 2006, as part of the overall arrangement with UHS, UHS agreed to early renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center which were scheduled to mature on

December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009. These leases were renewed on the same economic terms as the current leases.

Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 included a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 also included an equal amount representing the property damage recoverable from UHS. Prior to the completion of the Asset Exchange and Substitution Agreement, Chalmette had a combined asset value of $8.2 million on our Consolidated Balance Sheet consisting of $2.0 million of land held for exchange and $6.2 million of property damage receivable from UHS.

Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $6.5 million as of September 30, 2006 ($11.0 million is total minimum estimated cost of Inland Valley’s Capital Addition). As of September 30, 2006, the combined total of assets transferred to us pursuant to the Asset Exchange and Substitution Agreement amounted to $19.5 million. Included in net income for the three and nine month periods ended September 30, 2006 was $11.3 million representing the total property recovered from UHS as of September 30, 2006 ($19.5 million) in excess of the $8.2 million book value of Chalmette. Our future net income will include an additional $4.5 million of property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to $11.0 million estimated total cost of construction.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with subsidiaries of UHS, UHS has the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, we agreed to amend the Master Lease to include a change of control provision and a provision granting UHS the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to us in the event such change of control occurs.

After giving effect to the exchange and substitution, and the various lease renewals discussed above, subsidiaries of UHS lease four hospital facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent, if any, on Capital Addition in excess of $11.0 million.

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

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician owned facilities. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility has experienced significant declines in patient volume and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, or recently completed by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. During the three and nine months ended September 30, 2005, UHS incurred $1.2 million and $3.9 million, respectively, in replacement costs in connection with this property. Since these additional costs have also been recovered from UHS, $1.2 million and $3.9 million, respectively, were included in net income during the three and nine month periods ended September 30, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Condensed Consolidated Balance Sheet. The repairs to the facility were completed as of December 31, 2005.

The combined revenues generated from the leases on the five UHS hospital facilities (including Chalmette through July 20, 2006) accounted for approximately 48% of our total consolidated revenues for both of the three and nine month periods ended September 30, 2006 and 2005. Including the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the five UHS hospital facilities, as a percentage of our total consolidated and unconsolidated revenues, accounted for approximately 24% for both of the three month periods ended September 30, 2006 and 2005 and 24% and 25% for the nine month periods ended September 30, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

UHS has the option to purchase our shares of beneficial interest at fair market value to maintain a 5% interest in the Trust. As of September 30, 2006, UHS owned 6.7% of the outstanding shares of beneficial interest.

We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation and has produced documents in response to the subpoena. UHS has advised us that it monitors all aspects of its business and that is has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure at this time.

UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 48% of our consolidated revenues for both of the three and nine month periods ended September 30, 2006, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.565 per share or $6.7 million in the aggregate was declared by the Board of Trustees on August 30, 2006 and was paid on September 29, 2006 to shareholders of record as of September 15, 2006.

(4) Acquisitions and Dispositions

During the first nine months of 2006:

We invested or advanced $11.1 million in unconsolidated LLCs as follows:

•	$2.1 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $3.1 million has been funded to date. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•	$4.0 million of debt financing and $80,000 of equity funded to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $11.0 million ($3.0 million in equity, $80,000 of which has been funded as of September 30, 2006, and $8.0 million in debt financing, $4.0 million of which has been funded as of September 30, 2006). This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007;

•	$450,000 of equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded to date. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$235,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$214,000 of additional equity funded to the LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada, on the campus of a UHS facility, in which we have a 95% non-controlling equity interest;

•	$532,000 of additional equity funded to the LLC that owns the Desert Samaritan Hospital Medical Office Buildings located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$630,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest;

•	$1.5 million of equity and $363,000 of debt financing funded to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $6.6 million ($1.6 million in equity, of which $1.5 million has been funded as of September 30, 2006 and $5.0 million in debt financing, of which $363,000 has been funded as of September 30, 2006). This project is scheduled to be completed and opened during the third quarter of 2007;

•	$540,000 advance (which was fully repaid during the third quarter) and $180,000 of equity funded to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$300,000 of equity funded to various LLCs.

We received $1.9 million of repaid advances previously provided to LLCs as follows:

•	$1.3 million of repaid advances, plus interest, received from a LLC in which we have a 33% non-controlling equity interest, and;

•	$600,000 of repaid advances, plus interest, received from a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest.

Additionally, during the nine month period of 2006, we received $3.1 million as repayment of a note receivable relating to the 2005 sale of our interest in a LLC which owned the St. Jude Heritage Health Complex. This transaction resulted in a $1.9 million gain which was deferred in 2005 and recognized as income during the second quarter of 2006 when the cash proceeds were received by us.

During the first nine months of 2005:

We invested or advanced $8.6 million in unconsolidated LLCs as follows:

•	$3.6 million of equity funded in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005;

•	$2.5 million funded in connection with the restructure of the ownership interests and allocation of future profit distributions (with the unrelated third-party member) of four existing unconsolidated LLCs. Also, in connection with this transaction, we received $47,000 for the restructure of the ownership interest and allocation of future profit distributions of one existing consolidated LLC. In connection with these transactions, we also established two new master limited liability companies to hold these jointly-owned LLCs and entered into a new venture agreement that will govern all our future investments with this unrelated third-party member;

•	$385,000 funded in exchange for a 95% non-controlling interest in a LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, which opened during the first quarter of 2006;

•	$235,000 of additional equity funded during 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$400,000 additional advance made to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in this LLC, as mentioned above, (which was fully repaid during the third quarter of 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC in which we have a 76% non-controlling equity interest;

•	$425,000 advance made during the second quarter of 2005 to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest, and;

•	$242,000 advance made to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest.

We received $9.0 million of advances from LLCs as follows:

•	$6.5 million received as repaid advances previously provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest, and;

•	$2.5 million received as repaid advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest.

(5) Financial Instruments

Cash Flow Hedges

At September 30, 2006, we had no outstanding swap agreements. An interest rate swap for a notional principal amount of $10 million matured in July, 2006. This swap agreement effectively fixed the interest rate on $10 million of variable rate debt at 6.88% including the revolver spread of 1.00%.

With respect to the $10 million swap agreement which matured in July, 2006, we recorded in AOCI increases of $20,000 and $101,000 for the three month periods ended September 30, 2006 and 2005, respectively and $100,000 and $314,000 for the nine month periods ended September 30, 2006 and 2005, respectively, to recognize the change in fair value of the effective portion of the derivative that is designated as a cash flow hedging instrument. Such income or losses were reclassified into earnings as the underlying hedged item affected earnings, such as when the forecasted interest payments occurred. Approximately $20,000 of net losses in AOCI were reclassified into earnings during the third quarter of 2006.

During the first quarter of 2005, based on revised borrowing forecasts, one of our interest rate swap agreements was deemed to be ineffective. In connection with this ineffective interest rate swap agreement, we recorded a net loss of $252,000 which was included in interest expense during the nine months ended September 30, 2005 and consisted of the following: (i) a loss of $515,000 representing the amount recorded in accumulated other comprehensive income (“AOCI”) as of January 1, 2005, and; (ii) a gain of $263,000 to recognize the change in fair value of this derivative during 2005. This swap agreement was terminated during the second quarter of 2005 and a termination fee of $319,000 was paid.

(6) Comprehensive Income

Comprehensive income represents net income plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$15,725	$6,408	$27,565	$20,193
Other comprehensive income:
Adjustment for losses reclassified into income	5	61	62	817
Unrealized derivative gains/(losses) on cash flow hedges	15	40	38	12

Comprehensive income	$15,745	$6,509	$27,665	$21,022

(7) Stock-Based Compensation

At September 30, 2006, we have two stock-based compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payments” and related interpretations and began expensing the grant-date fair value of stock options including dividend equivalent rights (“DERs”). Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. Compensation cost is generally recognized using the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $225,000 of unrecognized compensation cost related to nonvested stock options and DERs expected to be recognized over a period of approximately four years. The estimated impact of adopting SFAS No. 123R is expected to reduce our net income by approximately $82,000 for the year ended December 31, 2006, of which $21,000 and $64,000 was recorded during the three and nine months ended September 30, 2006, respectively. The pro forma impact of expensing stock options and DERs would have reduced net income by approximately $9,000 for the year ended December 31, 2005 based on the disclosures required by SFAS No. 123.

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

A combined total of 400,000 shares and DERs have been reserved for issuance under our 1997 Incentive Plan, a stock option plan for employees, officers and trustees of the Trust. As of September 30, 2006, there have been 137,000 stock options and DERs granted and 263,000 shares and DERs were available for future grant. Options under our plan generally vest ratably over four years, and have a life of ten years from the date of grant.

For stock options and DERs granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R, to our stock option and DER plans for the three and nine month periods ended September 30, 2005 is shown in the table below. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of September 30, 2006, there were no unvested restricted share awards outstanding.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$6,408	$20,193
Add: total stock-based compensation expenses included in net income	63	170
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards	(65)	(176)

Total pro forma net income	$6,406	$20,187

Basic earnings per share, as reported	$0.54	$1.72

Basic earnings per share, pro forma	$0.54	$1.72

Diluted earnings per share, as reported	$0.54	$1.71

Diluted earnings per share, pro forma	$0.54	$1.71

The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

Expected volatility	17.1%
Expected dividend yield (a.)	0.0%
Expected life (in years)	10
Risk-free interest rate	3.6%

(a.)	Fair value calculated at 0% expected dividend yield to provide for affect of DERs

A summary of stock option activity for each of the quarters during 2006 is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2006	109,000	$21.45	$34.90 - $14.75
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2006	109,000	$21.45	$34.90 - $14.75

Exercisable, September 30, 2006	92,750	$19.36	$34.90 - $14.75

The following table provides information about options outstanding and exercisable options at September 30, 2006:

	Options Outstanding	Options Exercisable
Number	109,000	92,750
Weighted average exercise price	$21.45	$19.36
Aggregate intrinsic value	$1,570,000	$1,529,000
Weighted average remaining contractual life	3.3	2.4

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at September 30, 2006 were as follows:

Options Outstanding				Exercisable Options		Expected to Vest Options (a.)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$14.75 - $18.63	74,000	$17.37	1.6	74,000	$17.37	N/A	N/A
$19.63 - $21.44	5,000	20.53	1.8	5,000	20.53	N/A	N/A
$26.09 - $29.44	12,000	27.50	6.4	9,250	27.36	2,703	$27.98
$30.06 - $34.90	18,000	34.45	8.7	4,500	34.45	13,269	34.45

Total	109,000	$21.45	3.3	92,750	$19.36	15,972	$33.35

a.	Assumes a weighted average forfeiture rate of 1.7%

The aggregate intrinsic value of outstanding and exercisable stock options at September 30, 2006 is $1,570,000 and $1,529,000, respectively. There were no stock options exercised during the first nine months of 2006.

(8) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments.

We have considered the impact of Emerging Issues Task Force Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, and have determined that it is not applicable to our structures.

We follow the provisions of the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities. In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. During the fourth quarter of 2006, upon expiration of a master lease with UHS relating to a LLC, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

Since January 1, 1995 through September 30, 2006, we have invested $60.1 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of September 30, 2006, short-term unsecured advances aggregated $5.3 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $32.4 million, as reflected on our Condensed Consolidated Balance Sheet as of September 30, 2006.

As of September 30, 2006, we had investments or commitments in twenty-five LLCs, twenty-two of which are accounted for by the equity method and three that were consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
RioMed Investments	80%	Rio Rancho Medical Center
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
Palmdale (i.)	95%	Palmdale Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.0 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of September 30, 2006, the LLC has a $29.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of September 30, 2006, we have invested $3.1 million in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $11.0 million ($3.0 million in equity of which $80,000 has been funded and $8.0 million in debt financing, of which $4.0 million has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2007.
(f.)	We have committed to invest up to $6.6 million ($1.6 million in equity, $1.5 million of which has been funded as of September 30, 2006, and $5.0 million in debt financing, $363,000 of which has been funded as of September 30, 2006), in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $6.6 million ($250,000 in equity of which $53,000 has been funded as of September 30, 2006, and $6.3 million in equity or debt financing, none of which has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. This project is scheduled to be completed and opened during the third quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $67,000 has been funded as of September 30, 2006, and $500,000 in either equity and/or debt financing, none of which has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. This project is scheduled to be completed and opened during the third quarter of 2007.

(i.)	We have committed to invest up to $4.3 million ($4.3 million in equity of which $86,000 has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Palmdale Medical Plaza in Palmdale, California. This project is scheduled to be completed and opened during the fourth quarter of 2007.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
	(amounts in thousands)
Revenues	$8,505	$8,329	$25,208		$23,681
Operating expenses	3,674	3,434	10,800		9,953
Depreciation and amortization	1,496	1,405	4,372		3,995
Interest, net	2,729	2,341	7,334		6,553

Net income before gain	606	1,149	2,702		3,180
Gain on sale of real property	—	—	—		1,693

Net income	$606	$1,149	$2,702		$4,873

Our share of net income before gain	$523	$1,088	$1,928		$2,841
Our share of gain on sale of real property	—	—	—		1,043

Our share of net income	$523	$1,088	$1,928	(a.)	$3,884

(a.)	Our share of net income for the nine months ended September 30, 2006, excludes a previously deferred gain of $1.9 million resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	September 30, 2006	December 31, 2005
	( in thousands)
Net property, including CIP	$178,321	$163,942
Other assets	18,026	19,685

Total assets	$196,347	$183,627

Liabilities	$7,449	$6,086
Mortgage notes payable, non-recourse to us	162,350	152,301
Notes payable to us	5,281	1,859
Equity	21,267	23,381

Total liabilities and equity	$196,347	$183,627

Our share of equity and notes receivable from LLCs	$32,365	$29,572

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested a total of $5.6 million, are no longer covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2006, we have forty-five real estate investments or commitments located in fifteen states consisting of:

•	six hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-five medical office buildings, including twenty-five owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, UHS;

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•	real estate market factors, including, without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid; demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care; the ability to attract and retain qualified medical personnel, including physicians;

•	the ability of operators of our facilities, particularly UHS, to obtain adequate levels of general and professional liability insurance;

•	two LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition from other REITs, other health care providers, including physician owned facilities and other facilities owned by UHS, including, but not limited to, McAllen, Texas, the site of our largest acute care facility;

•	changes in or inadvertent violations of tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Investments in Limited Liability Companies (“LLCs”) — Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 98% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments.

Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs are considered to be variable interest entities (see Note 8 to the Consolidated Financial Statements). In addition, we are the primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we consolidate the results of operations of these three LLC investments. There was no impact on our net income as a result of the consolidation of these LLCs. The remaining LLCs are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R. During the fourth quarter of 2006, upon expiration of a master lease with UHS relating to a LLC, one of these variable interest entities will be accounted for under the equity method of accounting and will therefore be included in our results of operations on an unconsolidated basis.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and as of September 30, 2006, we had no salaried employees.

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

The Advisor is entitled to certain advisory and incentive fees for its services. No incentive fees were paid during the three or nine months ended September 30, 2006 or 2005. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements.

The leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 48% of our total consolidated revenues for both three and nine month periods ended September 30, 2006 and 2005. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 98%, the combined revenues generated from the wholly-owned UHS hospital facilities, as a percentage of our consolidated and unconsolidated revenues, accounted for approximately 24% for both of the three month periods ended September 30, 2006 and 2005, and 24% and 25% for the nine month periods ended September 30, 2006 and 2005, respectively. In addition, five medical office buildings owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS that we entered into on April 24, 2006 whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”),

in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed during 2007. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we will recognize no gain for federal income tax purposes based upon the transaction as agreed upon in the Asset Exchange and Substitution Agreement.

The property included in the Asset Exchange and Substitution Agreement consists of (amounts in thousands):

Wellington – Bed Tower	$8,926	Fair value
Bridgeway – 28 bed addition	4,072	Fair value
Inland Valley Campus – 44 bed and ICU expansion currently under construction	10,967	Estimated minimum fair value

Total fair value of exchanged and substituted assets	$23,965

In the event the ultimate construction costs related to the Inland Valley expansion exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including base and bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11.0 million, if any) is expected to closely approximate the total rent earned by us under the Chalmette lease. Below is the estimated rent allocation of the substitution properties.

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

During the second quarter of 2006, as part of the overall arrangement with UHS, UHS agreed to early renewals of the leases between us and each of Inland Valley, Wellington and McAllen Medical Center which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009. These leases were renewed on the same economic terms as the current leases.

Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 included a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2005 also included an equal amount representing the property damage recoverable from UHS. Prior to the completion of the Asset Exchange and Substitution Agreement, Chalmette had a combined asset value of $8.2 million on our Consolidated Balance Sheet consisting of $2.0 million of land held for exchange and $6.2 million of property damage receivable from UHS.

Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $6.5 million as of September 30, 2006 ($11.0 million is total minimum estimated cost of Inland Valley’s Capital Addition). As of September 30, 2006, the combined total of assets transferred to us pursuant to the Asset Exchange and Substitution Agreement amounted to $19.5 million. Included in net income for the three and nine month periods ended September 30, 2006 was $11.3 million representing the total property recovered from UHS as of September 30, 2006 ($19.5 million) in excess of the $8.2 million book value of Chalmette. Our future net income will include an additional $4.5 million of property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to $11.0 million estimated total cost of construction.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with subsidiaries of UHS, UHS has the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, we agreed to amend the Master Lease to include a change of control provision and a provision granting UHS the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to us in the event such change of control occurs.

After giving effect to the exchange and substitution, and the various lease renewals discussed above, subsidiaries of UHS lease four hospital facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent, if any, on Capital Addition in excess of $11.0 million.

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

Results of Operations

For the quarters ended September 30, 2006 and 2005, net income totaled $15.7 million and $6.4 million or $1.32 and $0.54 per diluted share, respectively, on revenues of $8.4 million and $8.2 million, respectively. Favorably impacting net income and net income per diluted share during the third quarter of 2006 was the recognition of a gain of $11.3 million, or $0.95 per diluted share, on the Chalmette asset exchange and substitution transaction which was completed on July 21, 2006. Net income was unfavorably impacted during the third quarter of 2006 by approximately $350,000, or $0.03 per diluted share, as a result of: (i) our share of a charge incurred by an unconsolidated LLC to write off unamortized financing costs in connection with the refinancing of third-party debt, and; (ii) the write off of a tenant receivable that was deemed uncollectible as a result of a lease default at one of our MOBs. Favorably impacting net income and net income per diluted share during the third quarter of 2005 was a gain of $1.2 million or $0.10 per diluted share, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center that were damaged by hurricanes during 2004.

For the nine month periods ended September 30, 2006 and 2005, net income totaled $27.6 million and $20.2 million or $2.32 and $1.71 per diluted share, on revenues of $25.1 million for both periods. Included in net income during the nine month period ended September 30, 2006 is the recognition of a previously deferred gain of $1.9 million, or $0.16 per diluted share, resulting from the sale of our interest in an unconsolidated LLC. Also included is a gain of $11.3 million, or $0.95 per diluted share, on the Chalmette asset exchange and substitution transaction. Unfavorably impacting net income during the nine months ended September 30, 2006 were the items mentioned above totaling approximately $350,000, or $0.03 per diluted share. Included in net income for the nine month period ended September 30, 2005 was a gain of $1.0 million, or $0.09 per diluted share, resulting from the sale of real property by an unconsolidated LLC and a gain of $3.9 million, or

$0.33 per diluted share, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.5 million and $1.3 million for the three month periods ended September 30, 2006 and 2005, respectively, and $4.2 million and $3.8 million for the nine month periods ended September 30, 2006 and 2005, respectively. Included in other operating expenses for the three and nine month periods ended September 30, 2006 is $140,000 of a tenant receivable write off that was deemed uncollectible as a result of a lease default at one of our MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, decreased $93,000 during the three months ended September 30, 2006, as compared to the comparable prior year quarter, due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds. Interest expense decreased $723,000 during the nine months ended September 30, 2006, as compared to the prior year nine month period, due primarily to: (i) a net charge during the first quarter of 2005 of $252,000 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility; (ii) a decrease of approximately $378,000 due primarily to the interest earned on a note receivable from the sale of our ownership interest in a LLC, and; (iii) a decrease of approximately $93,000 due primarily to a decrease in our average outstanding borrowings, partially offset by an increase in our average cost of funds.

During the three months ended September 30, 2006 and 2005, we recorded equity in income of unconsolidated LLCs of $523,000 and $1.1 million, respectively. Our equity in income of unconsolidated LLCs decreased $565,000 as compared to the third quarter of 2005 due primarily to: (i) losses incurred by a newly constructed medical office building (“MOB”) that opened in March of 2006; (ii) our share of a charge incurred by a LLC to write-off unamortized financing costs in connection with the refinancing of third-party debt, and; (iii) decreases in income at various other MOBs. Equity in income of unconsolidated LLCs was $3.8 million during the nine months ended September 30, 2006 as compared to $3.9 million during the comparable prior year period. Included during the nine months of 2006 was the recognition of a previously deferred gain of $1.9 million recorded in connection with the sale of our ownership interest in a LLC during the fourth quarter of 2005, and included during the nine months of 2005 was a $1.0 million gain realized on the sale of real property by a LLC. Excluding these gains from the nine month periods of both years, our equity in income from unconsolidated LLCs decreased $913,000 during the nine months of 2006 as compared to the comparable prior year period. The decrease was due primarily to the losses incurred by a recently opened MOB, our share of a charge incurred by a LLC to write-off unamortized financing costs, as mentioned above, as well decreases in income at various other MOBs.

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

Below is a reconciliation of our reported net income to FFO for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$15,725	$6,408	$27,565	$20,193
Plus: Depreciation and amortization expense:
Consolidated investments	1,446	1,350	4,138	4,100
Unconsolidated affiliates	1,120	961	3,212	2,845
Less: Gain on LLC’s sale of real property	—	—	—	(1,043)
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	—	(1,860)	—
Property damage recovered from UHS—Chalmette	(11,265)	—	(11,265)	—
Property damage recovered from UHS—Wellington	—	(1,202)	—	(3,943)

Funds from operations (FFO)	$7,026	$7,517	$21,790	$22,152

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $19.1 million and $19.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The $646,000 net decrease was attributable to:

•	an unfavorable change of $907,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property by a LLC, gain on sale of our interest in a LLC, property damage recovered from UHS (Chalmette and Wellington) and net loss on ineffective cash flow hedge);

•	a favorable change of $282,000 in rent receivable;

•	an unfavorable change of $209,000 in accrued expenses and other liabilities;

•	a favorable change of $206,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	$18,000 of other unfavorable changes.

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities was ($591,000) during the nine months ended September 30, 2006 as compared to $10.0 million during the nine months ended September 30, 2005.

During the nine month period ended September 30, 2006, we funded equity investments of $5.5 million, issued $5.5 million of advances to LLCs and spent $994,000 on capital additions to certain of our real estate investments. Also during the nine month period ended September 30, 2006, we received: (i) $5.7 million of cash proceeds related to debt refinancing by a LLC; (ii) $1.9 million from LLCs for repayment of advances; (iii) $3.1 million of cash proceeds related to the sale of our interest in a LLC, and; (iv) $794,000 of other cash distributions in excess of income from our unconsolidated LLCs.

During the nine month period ended September 30, 2005, we funded equity investments of $6.8 million (including $2.4 million related to two new LLC agreements discussed below) in LLCs in which we own non-controlling equity interests. During the nine month period ended September 30, 2005, we entered into an agreement with the third-party member to twenty-five of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.4 million in cash to the third-party member as net consideration for these transactions based on an agreed upon fair market valuation for the properties. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member. In addition, we advanced $1.8 million to LLCs in which we own non-controlling equity interests we spent $1.8 million on capital additions to certain of our real estate investments.

During the nine month period ended September 30, 2005, we received: (i) $9.0 million from LLCs for repayments of advances; (ii) $2.9 million of cash proceeds related to the sale of real property by a LLC; (iii) $7.9 million of cash proceeds related to debt refinancing by LLCs, and; (iv) $600,000 of cash distributions in excess of net income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $18.8 million during the nine months ended September 30, 2006 and $29.0 million during the nine months ended September 30, 2005.

During the nine month period ended September 30, 2006, we had net debt borrowings of $1.3 million on our revolving line of credit, paid $19.9 million of dividends, paid $484,000 on mortgage notes payable that are non-recourse to us and generated $267,000 of cash from the issuance of shares of beneficial interest. During the nine month period ended September 30, 2005, we had net debt repayments of $10.0 million on our revolving line of credit, paid $19.0 million in dividends, paid $508,000 on mortgage notes payable that are non-recourse to us and generated $484,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.565 per share was paid on September 29, 2006 to shareholders of record as of September 15, 2006.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the IRC.

Credit facilities and mortgage debt

We have an unsecured $80 million revolving credit agreement (the “Agreement”) which expires on May 28, 2007. We have a one-time option, which can be exercised at any time, subject to obtaining additional commitments from lenders, to increase the amount by $20 million for a total commitment of $100 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 1.00% to 1.40% or the prime rate plus zero to 0.40%. A fee of 0.25% to 0.35% is paid on the unused portion of this commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. At September 30, 2006, the applicable margin over the Eurodollar rate was 1.00% and the commitment fee was 0.25%. At September 30, 2006, we had $ 11.3 million of outstanding borrowings and $17.9 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At September 30, 2006, we had approximately $49.8 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios related to leverage and debt service coverage. We are in compliance with such covenants at September 30, 2006.

We have four mortgages, which are non-recourse to us, included in our Condensed Consolidated Balance Sheet as of September 30, 2006 with a combined outstanding balance of $25.1 million. These mortgages carry various interest rates ranging from 7.0% to 8.3% and have maturity dates ranging from 2006 through 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at September 30, 2006 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,881	8.3%	2010
Desert Springs Medical Plaza	5,087	7.9%	2007
Summerlin Hospital MOB	7,160	7.0%	2009
Summerlin Hospital MOB II	8,936	8.3%	2010

Total	$25,064

The following represents the scheduled maturities of our contractual obligations as of September 30, 2006:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Long-term debt fixed (a)	$25,064	$5,623	$7,690	$11,751	$—
Long-term debt-variable	11,300	11,300	—	—	—
Construction commitments (b) (c) (d) (e) (f) (g) (h)	31,752	31,752	—	—	—

Total contractual cash obligations	$68,116	$48,675	$7,690	$11,751	$—

(a)	Excludes $164.0 million of third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as of September 30, 2006 (see Note 8 to the Condensed Consolidated Financial Statements).
(b)	As of September 30, 2006, we have invested approximately $5.0 million in Arlington Medical Properties, LLC. We have committed to invest a total of up to $8.0 million in equity in exchange for a 75% non-controlling interest in the LLC that is constructing and will own and operate The Saint Mary’s Center for Health, a medical office building located in Reno, Nevada.
(c)	As of September 30, 2006, we have committed to invest up to $3.5 million ($3.1 million of which was funded as of September 30, 2006) in exchange for a 95% non-controlling interest in Sierra Medical Properties, LLC. This LLC also has a $7.5 million third-party construction loan commitment, which is non-recourse to us.
(d)	As of September 30, 2006 we have committed to invest up to $11.0 million ($3.0 million in equity, $80,000 of which was funded as of September 30, 2006 and $8.0 million in debt financing, $4.0 million of which was funded as of September 30, 2006) in exchange for a 95% non-controlling interest in the LLC that is constructing and will own and operate the Spring Valley Hospital Medical Office Building II.
(e)	As of September 30, 2006, we have committed to invest up to $6.6 million ($1.6 million in equity, $1.5 million of which has been funded as of September 30, 2006 and $5.0 million in debt financing, $363,000 of which has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Phoenix Children’s East Valley Care Center.
(f)	As of September 30, 2006, we have committed to invest up to $6.6 million ($250,000 in equity, $53,000 of which has been funded as of September 30, 2006 and $6.3 million in debt financing or equity, none of which has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada.
(g)	We have committed to invest up to $6.0 million ($5.5 million in equity, $67,000 of which has been funded as of September 30, 2006, and $500,000 in either equity and/or debt financing, none of which has been funded as of September 30, 2006) in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona.
(h)	We have committed to invest up to $4.3 million ($4.3 million in equity of which $86,000 has been funded as of September 30, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own, and operate the Palmdale Medical Plaza in Palmdale, California.

Off Balance Sheet Arrangements

As of September 30, 2006, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at September 30, 2006 totaled $18.9 million consisting of: (i) $554,000 related to 653 Town Center, Phase II; (ii) $901,000 related to Arlington Medical Properties; (iii) $614,000 related to Spring Valley Medical Properties; (iv) $1.3 million related to Sierra Medical Properties; (v) $220,000 related to Gold Shadow Properties, (vi) $6.0 million related to Centennial Medical Properties; (vii) $5.4 million related to Canyon Healthcare Properties; and, (viii) $3.9 million related to Palmdale Medical Properties. The $901,000 letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.0 million has been funded. The $1.3 million letter of credit for Sierra Medical Properties is the remainder under our construction commitment to Sierra Medical Properties, of which $3.1 million has been funded. The $6.0 million letter of credit is related to our construction commitment to Centennial Medical Properties of which $53,000 has been funded. The $5.4 million letter of credit is related to our construction commitment to Canyon Healthcare Properties of which $67,000 has been funded. The $4.3 million letter of credit is related to our construction commitment to the Palmdale Medical Plaza of which $86,000 has been funded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2006. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2006	UNIVERSAL HEALTH REALTY INCOME TRUST
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