Form 10-K
period 2006-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2007-03-14
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2006: $367,363,752. Number of shares of beneficial interest outstanding of registrant as of January 31, 2007: 11,792,049

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2006 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2006. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report on Form 10-K, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 9).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOB”s). As of December 31, 2006 we have forty-five real estate investments or commitments located in fifteen states in the United States consisting of: (i) six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute; (ii) thirty-five medical office buildings (including five being constructed), and; (iii) four preschool and childcare centers.

Available Information

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2006. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of December 31, 2006, we have investments or commitments in forty-five facilities, including five new MOBs being constructed, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus (A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway (A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central (B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Tri-State Regional Rehabilitation Hospital (E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Fresno-Herndon Medical Plaza (B)	Fresno, CA	MOB	100%	—
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing (B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing (B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II (B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs (C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II (C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center (C,K)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II (C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center (B)	Spring, TX	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Papago Medical Park (C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza (C,K)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	99%	Triad Hospitals, Inc.
Rio Rancho Medical Center (P)	Rio Rancho, NM	MOB	80%	—
Orthopaedic Specialists of Nevada Bldg. (B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza (C,K)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building (B)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex (C,K)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB (L,D)	Las Vegas, NV	MOB	95%	—
Summerlin Hospital MOB II (G)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut (B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II (C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza (C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs (D)	Las Vegas, NV	MOB	98%	—
St. Mary’s Professional Office Building (F)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza (C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	95%	—
Spring Valley Hospital Medical Office Building II (I)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza (H)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center (J)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I (M)	Las Vegas, NV	MOB	95%	—
Canyon Springs Medical Plaza (N)	Gilbert, AZ	MOB	95%	—
Palmdale Medical Plaza (O)	Palmdale, CA	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	The lessee on the Tri-State Rehabilitation Hospital (“Tri-State”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Tri-State is scheduled to expire in June of 2009.
(F)	We have committed to invest up to $8.0 million in equity, of which $5.2 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the St. Mary’s Professional Office Building located in Reno, Nevada. As of December 31, 2006, the LLC has an outstanding mortgage balance of $28.4 million from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(G)	Tenants of this medical office building include subsidiaries of UHS. Pursuant to FIN 46R, as a result of our related party relationship with UHS and a master lease agreement between UHS and this property in which we own a 98% non-controlling ownership interest, this LLC is considered to be a variable interest entity. Consequently, we began to consolidate the results of operations of this LLC in our consolidated financial statements.
(H)	We have committed to invest up to a total of $3.5 million in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2006, we have invested $2.6 million in equity and $485,000 in debt financing in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third-party, which is non-recourse to us. This medical office building opened during the first quarter of 2006.
(I)	We have committed to invest a total of up to $12.3 million ($3.4 million in equity, of which $79,000 has been funded as of December 31, 2006 and $8.9 million in debt financing, of which $5.3 million has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2007.
(J)	We have committed to invest up to $3.5 million in equity, $1.5 million of which has been funded as of December 31, 2006 as well as $363,000 in debt financing, in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(K)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(L)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(M)	We have committed to invest up to $6.6 million ($250,000 in equity of which $53,000 has been funded as of December 31, 2006, and $6.3 million in equity or debt financing, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007.
(N)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $67,000 has been funded as of December 31, 2006, and $500,000 in either equity and/or debt financing, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $14.2 million construction loan commitment from a third party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2007.

(O)	We have committed to invest up to $4.3 million in equity, of which $86,000 has been funded as of December 31, 2006, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Palmdale Medical Plaza in Palmdale, California. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.
(P)	Subsequent to December 31, 2006, the real estate assets owned by this LLC were sold.

See our consolidated financial statements and accompanying Notes included in this Annual Report for our total assets, revenues, income and operating information.

Included in our portfolio are six hospital facilities with an aggregate investment of $131.4 million. The leases with respect to the hospital facilities comprised approximately 56%, 55% and 58% of our revenues in 2006, 2005 and 2004, respectively, and as of December 31, 2006, these leases have fixed terms with an average of 5.75 years remaining and include renewal options ranging from two to four, five-year terms.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the current hospital facilities owned by us, the combined Coverage Ratio was approximately 5.5 (ranging from 3.8 to 8.3) during 2006, 7.2 (ranging from 5.0 to 13.6) during 2005 and 7.8 (ranging from 3.1 to 14.9) during 2004. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of our leases for our six hospital facilities, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

Relationship with Universal Health Services, Inc.

Leases:    We commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with base rents set forth in the leases effective for all but the last two renewal terms. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon base rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as discussed below, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS that we entered into on April 24, 2006 whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed during 2007. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we will recognize no gain for federal income tax purposes based upon the transaction as agreed upon in the Asset Exchange and Substitution Agreement.

The properties included in the Asset Exchange and Substitution Agreement consists of (amounts in thousands):

Wellington—Bed Tower	$8,926	Fair value
Bridgeway—28 bed addition	4,072	Fair value
Inland Valley—44 bed and ICU expansion currently under construction	10,967	Estimated minimum fair value

Total fair value of exchanged and substituted assets	$23,965

In the event the ultimate construction costs related to the Inland Valley Capital Addition exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including $960,000 of base rental and approximately $700,000 of bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11.0 million, if any) is expected to closely approximate the total rent earned by us under the Chalmette lease. Below is the estimated rent allocation of the substitution properties.

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

Also during the second quarter of 2006, as part of the overall arrangement with UHS, UHS agreed to early renewals of the leases between us and each of Inland Valley, Wellington and McAllen which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009. These leases were renewed on the same economic terms as the current leases.

Included in our consolidated statement of income during 2005 was a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Included in our 2005 net income was an equal amount representing the property damage recoverable from UHS. Prior to the completion of the Asset Exchange and Substitution Agreement, Chalmette had a combined asset value of $8.3 million on our consolidated balance sheet consisting of $2.0 million of land held for exchange and $6.3 million of property damage receivable from UHS. Included in our net income during 2006 was a gain of $14.0 million representing the total property transferred to us from UHS as of December 31, 2006 ($22.2 million) in excess of the $8.3 million book value of Chalmette. Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $9.2 million as of December 31, 2006 ($11.0 million is total minimum estimated cost of Inland Valley’s Capital Addition). Our future net income will include an additional $1.8 million of property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to the $11.0 million of estimated total cost of construction. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 53% of our total revenue for the five years ended December 31, 2006 (approximately 49% for the year ended December 31, 2006). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 26% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2006 (approximately 24% for the year ended December 31, 2006). In addition, five MOBs (plus three additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. For the four hospital facilities currently owned by us and leased to subsidiaries of UHS, the combined Coverage Ratio was approximately 5.7, 7.4 and 8.1 for the years ended December 31, 2006, 2005 and 2004, respectively. The Coverage Ratio for individual facilities vary and range from 3.8 to 8.3 in 2006, 5.0 to 13.6 in 2005 and 4.0 to 14.9 in 2004.

During 2006, we committed to invest up to $6.6 million ($250,000 in equity, $53,000 of which has been funded as of December 31, 2006 and $6.3 million in debt financing or equity, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB will be 60% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007.

Additionally, during 2006, we committed to invest up to $4.3 million in equity, of which $86,000 has been funded as of December 31, 2006, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale for a minimum term of five years. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

During 2005, we committed to invest up to $12.3 million ($3.4 million in equity and $8.9 million in debt financing, $5.4 million of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a limited liability company that will develop, construct, own and operate the Spring Valley Medical Office Building II, a second MOB on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 50% master leased by VHS on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. This MOB is scheduled to be completed and opened during the second quarter of 2007.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the consolidated statements of income for the year ended December 31, 2004. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our cash flows from operating activities were adversely affected during 2006 and 2005 since calculated using our average incremental borrowing rates during each year, the reduction to annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds was approximately $700,000 less during 2006, and $900,000 less during 2005, than the annual rental payments earned by us pursuant to the terms of the lease.

During the third quarter of 2004, Wellington, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our consolidated statements of income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our consolidated balance sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs have also been recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. The repairs to the facility were completed as of December 31, 2005. UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our consolidated balance sheet.

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal investigation concerning the production of documents. UHS has advised us that, at this time, it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes their policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the lease term, should this matter adversely impact on the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.9 million during each of 2006 and 2005 and $2.2 million during 2004. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility after the December, 2011 scheduled expiration of the existing lease term.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2007. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2006, 2005 or 2004.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2006 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Purchase Option:    As of December 31, 2006, UHS owned 6.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 49% of our consolidated revenues for the year ended December 31, 2006, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

Taxation

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

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to our facilities. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for us.

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

Regulation and Other Factors

During 2006, 2005 and 2004, 47%, 46% and 48%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Although UHS and the other operators of our acute care facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Because many of these laws and regulations are relatively new, in many cases, our operators don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject their current or past practices to allegations of impropriety or illegality or could require them to make changes in the facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us. See Relationship with Universal Health Services, Inc.-UHS Legal Proceedings for disclosure related to McAllen Medical Center.

A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to a prospective payment system (“PPS”). Under inpatient PPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s diagnosis related group (“DRG”). Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The DRG rates are adjusted annually based on geographic region.

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2006, 2005 and 2004, the update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. The operators of our acute care hospital facilities have complied fully with this requirement and intend to comply fully in future periods. The APC payment rates are updated each federal fiscal year as well. For 2006, 2005 and 2004, the payment rate update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	69	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	47	Vice President and Chief Financial Officer

Cheryl K. Ramagano	44	Vice President, Treasurer and Secretary

Timothy J. Fowler	51	Vice President, Acquisition and Development

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

For the year ended December 31, 2006, UHS accounted for 49% of our revenues. In addition, as of December 31, 2006, subsidiaries of UHS leased four of the six hospital facilities owned by us with terms expiring in 2011or 2014. We cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are all employees of UHS. As of December 31, 2006, we had no employees. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that will not become detrimental to us in the future.

All transactions with UHS must be approved by a majority of our Independent Trustees. We believe that our current leases and business dealings with UHS have been entered into on commercially reasonable terms. However, because of our historical and continuing relationship with UHS and its subsidiaries, in the future, our business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such a relationship. Disputes may arise between us and UHS that we are unable to resolve or the resolution of these disputes may not be as favorable to us as a resolution we might achieve with a third party.

We hold significant, non-controlling equity ownership interests in various LLCs.

For the year ended December 31, 2006, 61% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition, the degree to which we are, or in the future may become, leveraged, our ability to obtain financing could be adversely impacted and could make us more vulnerable to competitive pressures. Our ability to meet existing and future debt obligations, depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control. Any failure by us to meet our financial obligations would harm our business.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms in 2011 or 2014. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. The exercise of purchase options for our facilities may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

In addition, the malpractice expenses of our operators, including UHS, have increased in recent years and they continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets. There can be no assurance that insurance will continue to be available at reasonable prices that allow them to maintain adequate coverage. If these trends continue, they could have a material adverse effect on their operations. Property insurance rates, particularly for earthquake insurance in California, have also continued to increase. Two LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered.

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

The health care industry is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to our operators. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our operators’ facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our operators’ hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for our operators.

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

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal investigation concerning the production of documents. UHS has advised us that, at this time, it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that is has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes their policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the lease term, should this matter adversely impact on the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.9 million during each of 2006 and 2005 and $2.2 million during 2004. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility after the December, 2011 scheduled expiration of the existing lease term.

Medicare, Medicaid and Private Payor Reimbursement:    A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by operators of our facilities. In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operators’ operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities.

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

Health Care Reform:    An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

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

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

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

								Lease Term
Hospital Facility Name and Location	Type of facility	Number of available beds @ 12/31/06	Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
			2006	2005	2004	2003	2002
Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	124	85%	87%	78%	74%	71%	$2,597,000	2011	20

McAllen Medical Center(3) McAllen, Texas	Acute Care	490	52%	59%	68%	72%	73%	5,485,000	2011	20

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	143	77%	73%	72%	68%	58%	3,030,000	2011	20

The Bridgeway North Little Rock, Arkansas	Behavioral Health	98	92%	96%	98%	98%	97%	930,000	2014	10

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	53%	74%	74%	75%	74%	885,000	2009	15

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	84	46%	47%	47%	71%	78%	1,326,000	2011	15

ITEM 2.	Properties (continued)

							Lease Term
		Average Occupancy(1)					Minimum rent	End of initial or renewed term(4)	Renewal term (years)
Facility Name and Location	Type of facility	2005	2005	2004	2003	2002
Fresno Herndon Medical Plaza Fresno, California	MOB	67%	67%	67%	73%	92%	$528,000	2007- 2008	various

Kelsey-Seybold Clinic at Kings Crossing Kingwood, Texas	MOB	100%	100%	100%	100%	100%	339,000	2008	none

Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	90%	90%	91%	82%	83%	280,000	2007- 2015	various

Southern Crescent Center Riverdale, Georgia	MOB	36%	49%	64%	70%	77%	176,000	2007- 2012	various

Southern Crescent Center, II Riverdale, Georgia	MOB	94%	94%	98%	98%	88%	1,099,000	2010	10

Cypresswood Professional Center Spring, Texas	MOB	92%	100%	100%	97%	96%	465,000	2007- 2009	various

Desert Springs Medical Plaza(5) Las Vegas, Nevada	MOB	96%	100%	100%	100%	100%	1,136,000	2007- 2016	various

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	224,000	2009	20

Summerlin Hospital MOB(5) Las Vegas, Nevada	MOB	98%	100%	100%	100%	100%	1,425,000	2007- 2014	various
Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,566,000	2007- 2013	various

Sheffield Medical Building Atlanta, Georgia	MOB	86%	85%	88%	99%	98%	1,370,000	2007- 2012	various

Medical Center of Western Connecticut Danbury, Connecticut	MOB	85%	100%	100%	94%	94%	787,000	2008- 2017	various

Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	593,000	2010	10

Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	303,000	2011	10

700 Shadow Lane and Goldring MOBs(5) Las Vegas, Nevada	MOB	90%	99%	99%	99%	—	2,028,000	2007- 2016	various

St. Mary’s Professional Office Building Reno, Nevada	MOB	92%	77%	—	—	—	3,612,000	2007- 2025	various

N/A	- Not Applicable
(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2006. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. The license for this facility, the real property of which was not owned by us, was merged with the license for McAllen Medical Center and the financial results of the facilities are no longer separable. During the second quarter of 2006, UHS opened a newly constructed behavioral health care facility and the operations of South Texas Behavioral Health Center were transferred into this new facility. We do not own the real property of this newly constructed building. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates shown for this facility in all years presented were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center.
(4)	Properties are multi-tenant MOBs which have various lease maturity dates.
(5)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

		Available for Lease Jan. 1, 2007	Percentage of RSF with lease expirations
	Total RSF		2007	2008	2009	2010	2011	2012 and later

Hospital Investments
McAllen Medical Center	532,403	0%	0%	0%	0%	0%	100%	0%
Wellington Regional Medical Center	121,015	0%	0%	0%	0%	0%	100%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	0%	100%	0%
Southwest Healthcare System, Inland Valley Campus	108,499	0%	0%	0%	0%	0%	100%	0%
The Bridgeway	77,901	0%	0%	0%	0%	0%	0%	100%
Tri-State Regional Rehabilitation Hospital	77,440	0%	0%	0%	100%	0%	0%	0%

Subtotal Hospitals	1,032,812	0%	0%	0%	7%	0%	85%	8%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs (a.)	200,755	3%	30%	31%	10%	9%	12%	5%
Saint Mary's Professional Office Building	190,268	5%	0%	0%	0%	0%	0%	95%
Edwards Medical Plaza	141,945	13%	19%	22%	12%	9%	0%	25%
700 Shadow Lane & Goldring MOBs	114,042	9%	19%	18%	11%	3%	2%	38%
Desert Springs Medical Plaza	106,474	25%	7%	7%	21%	12%	7%	21%
Centinela Medical Building Complex	103,353	7%	20%	4%	47%	2%	14%	6%
Suburban Medical Plaza II	102,818	0%	2%	2%	12%	0%	34%	50%
Thunderbird Paseo Medical Plaza I & II	96,569	0%	20%	43%	10%	10%	17%	0%
Summerlin Hospital MOB II (b.)	92,110	0%	17%	9%	7%	6%	25%	36%
Summerlin Hospital MOB	89,636	7%	8%	16%	40%	9%	10%	10%
Papago Medical Park	79,251	17%	0%	28%	47%	8%	0%	0%
Deer Valley Medical Office II	77,264	0%	5%	0%	6%	5%	0%	84%
Mid Coast Hospital MOB	73,762	0%	0%	0%	0%	0%	44%	56%
Sheffield Medical Building	71,940	17%	8%	18%	15%	14%	2%	26%
Rosenberg Children's Medical Plaza	66,231	8%	0%	21%	0%	24%	7%	40%
Sierra San Antonio Medical Plaza (c.)	59,160	41%	0%	0%	0%	0%	25%	34%
Spring Valley Medical Office Building	57,830	7%	0%	0%	47%	11%	11%	24%
Southern Crescent Center, II (d.)	53,680	6%	0%	0%	8%	86%	0%	0%
Desert Valley Medical Center	53,625	8%	18%	23%	14%	10%	22%	5%
Southern Crescent Center, I	41,400	72%	6%	0%	0%	0%	0%	22%
Cypresswood Professional Center	40,082	9%	51%	33%	7%	0%	0%	0%
Medical Center of Western Connecticut	37,522	1%	0%	4%	15%	62%	0%	18%
Fresno-Herndon Medical Plaza	36,417	33%	47%	20%	0%	0%	0%	0%
Apache Junction Medical Plaza	26,901	0%	26%	17%	4%	9%	9%	35%
Santa Fe Professional Plaza	25,294	0%	15%	50%	18%	12%	5%	0%
Rio Rancho Medical Center	22,956	0%	0%	0%	0%	0%	0%	100%
Kelsey-Seybold Clinic at Kings Crossing	20,470	0%	0%	100%	0%	0%	0%	0%
Professional Bldgs. at Kings Crossing	20,447	10%	22%	14%	0%	0%	24%	30%
Orthopaedic Specialists of Nevada Bldg.	11,000	0%	0%	0%	100%	0%	0%	0%
Family Doctor's MOB	9,155	0%	0%	0%	0%	0%	100%	0%
Preschool and Childcare Centers:
Chesterbrook Academy	8,300	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy	8,163	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy	8,100	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy	7,998	0%	0%	0%	0%	0%	100%	0%

Sub-total Other Investments	2,154,918	9%	12%	15%	14%	9%	12%	29%

Total	3,187,730	6%	8%	10%	12%	6%	36%	22%

(a.)	The Desert Samaritan Hospital MOBs is composed of three different MOB buildings, the first of which contains a master lease provision that covers all vacancies through March 31, 2008. The remaining two MOBs do not have a master lease provision.
(b.)	The Summerlin Hospital Medical Office Building II has a master lease provision that expires on September 30, 2010 which covers all vacancies.
(c.)	The Sierra San Antonio Medical Plaza has a master lease provision that expires when 45,000 RSF of the building has been occupied or the expiration term of 2011, whichever occurs first.
(d.)	The Southern Crescent Center II has a master lease agreement that covers 46,300 RSF of space until June 30, 2010.

ITEM 3.	Legal Proceedings

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the two years ended December 31, 2006 and 2005 are summarized below:

	2006		2005
	High Price	Low Price	High Price	Low Price
First Quarter	$37.35	$32.08	$32.15	$28.06
Second Quarter	$35.95	$29.72	$39.25	$27.47
Third Quarter	$36.65	$31.12	$40.80	$33.15
Fourth Quarter	$40.24	$35.09	$34.39	$31.15

Holders

As of January 31, 2007, there were approximately 569 shareholders of record of our shares of beneficial interest.

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

	2006	2005
First Quarter	$.560	$.505
Second Quarter	.565	.555
Third Quarter	.565	.555
Fourth Quarter	.570	.560

	$2.260	$2.175

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column(a))
Equity compensation plans approved by security holders	218,000	$7.58	166,000
Equity compensation plans not approved by security holders	—	—	—

TOTAL	218,000	$7.58	166,000

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: Health Care Property Investors, Inc., Nationwide Health Properties, Inc., Omega Healthcare Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust, Inc., LTC Properties, Inc., National Health Investors, Inc. and National Health Realty, Inc.

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference in this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 Composite is based on the stock price or composite index at the end of fiscal 2001.

	Base Period Dec01	INDEXED RETURNS
		Years Ending
Company Name / Index		Dec02	Dec03	Dec04	Dec05	Dec06
Universal Health Realty Income Trust	$100	$120.31	$148.07	$168.47	$175.69	$232.79
S&P 500 Index	$100	$77.90	$100.25	$111.15	$116.61	$135.03
Peer Group	$100	$109.64	$162.08	$195.07	$188.82	$271.05

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2006. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2006(1)	2005(1)	2004(1)	2003	2002
Operating Results:
Total revenue(2)	$32,509	$33,338	$31,777	$27,052	$27,168
Income from continuing operations	34,697	25,423	21,712	23,433	20,631
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	—	—	1,959	992	992

Net income	$34,697	$25,423	$23,671	$24,425	$21,623

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(2)	$143,363	$152,865	$157,601	$130,298	$134,375
Investments in LLCs(2)	47,223	29,572	40,523	61,001	48,314
Total assets(2)	194,139	196,889	204,583	194,291	185,117
Total indebtedness(2)(3)	26,337	35,548	46,210	37,242	30,493
Other Data:
Funds from operations(4)	$28,930	$29,202	$31,149	$30,101	$28,527
Cash provided by (used in):
Operating activities	24,702	25,303	26,967	26,218	25,059
Investing activities	(2,045)	8,408	11,905	(10,194)	(199)
Financing activities	(23,217)	(35,582)	(36,387)	(15,994)	(24,891)
Per Share Data:
Basic earnings per share:
From continuing operations	$2.94	$2.16	$1.85	$2.00	$1.77
From discontinued operations	—	—	0.17	0.09	0.08

Total basic earnings per share	$2.94	$2.16	$2.02	$2.09	$1.85

Diluted earnings per share:
From continuing operations	$2.92	$2.15	$1.84	$1.99	$1.76
From discontinued operations	—	—	0.16	0.08	0.08

Total diluted earnings per share	$2.92	$2.15	$2.00	$2.07	$1.84

Dividends per share	$2.260	$2.175	$2.000	$1.960	$1.920

Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,784	11,764	11,744	11,713	11,687
Weighted average number of shares and share equivalents outstanding—diluted	11,866	11,841	11,813	11,779	11,750

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)

During the first quarter of 2004, pursuant to the terms of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, we began recording the operating results of three LLCs, in which we hold majority, non-controlling ownership interests, on a consolidated basis. At that time, these LLCs were recorded on a consolidated basis due to certain master lease, lease assurance or lease guarantee agreement between UHS and the properties owned by the LLCs. As a result of the expiration of the master lease arrangements between UHS and two of these LLCs, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. There was no impact on our net income as a result of recording these LLCs on an unconsolidated or a consolidated basis.

(3)	Excludes $180.9 million as of December 31, 2006 and $152.3 million as of December 31, 2005, of third-party debt, that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests (see Note 9 to the consolidated financial statements).
(4)	Funds from operations, is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO is shown below.

FFO shown above is calculated is follows:

	(000s)
	2006	2005	2004	2003	2002
Net income	$34,697	$25,423	$23,671	$24,425	$21,623
Depreciation expense:
Consolidated investments	5,438	5,503	5,038	4,361	4,333
Unconsolidated affiliates	4,613	4,012	4,282	4,146	3,791
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	(1,860)	—	—	—	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(13,958)	—	—	—	—
Property damage recovered from UHS-Wellington	—	(4,693)	—	—	—
Gains recorded by unconsolidated affiliates	—	(1,043)	(1,009)	(2,831)	(1,220)
Gain on sale of real property, included in income from discontinued operations	—	—	(833)	—	—

FFO	$28,930	$29,202	$31,149	$30,101	$28,527

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2006, we have forty-five real estate investments or commitments in fifteen states consisting of:

•	six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-five medical office buildings (including five being constructed), and;

•	four preschool and childcare centers.

Forward Looking Statements

This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc., (“UHS”);

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring;

•	the availability and terms of capital to fund the growth of our business;

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities, including the investigation of UHS’s South Texas Health Systems affiliates, which includes McAllen Medical Center, as described herein;

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

•	competition for our operators from other REITs;

•

competition from other health care providers, including physician owned facilities and other facilities owned by UHS, including, but not limited to, McAllen, Texas, the site of our largest acute care facility;

•	changes in, or inadvertent violations of, tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

A summary of our significant accounting policies is outlined in Note 1 to the consolidated financial statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

Investments in Limited Liability Companies (“LLCs”) — Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue

No. 04-5”, Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs were considered to be variable interest entities (see Note 9 to the consolidated financial statements). In addition, we were the primary beneficiary of these LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. During the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these LLCs related to the periods prior to the fourth quarter are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of the change in accounting for these LLCs.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2006 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2007. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisor is entitled to certain advisory and incentive fees for it services. No incentive fees were paid during 2006, 2005 and 2004. The advisory fee is payable quarterly, subject to adjustment at year end, based upon our audited financial statements. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 49%, 48% and 51% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases with wholly-owned UHS hospital facilities accounted for 24%, 25% and 27% of the combined consolidated and unconsolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement is effective on January 1, 2007. Since we believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner, we do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

Results of Operations

Year ended December 31, 2006 as compared to the year ended December 31, 2005:

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Prior to the fourth quarter of 2006, these LLCs were included in our financial results on a consolidated basis in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). Accordingly, commencing with the fourth quarter of 2006, the revenues and expenses of these LLCs are no longer included in our consolidated revenues and expenses, but instead, our share of the net income generated from each of these LLCs in included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these two LLCs. The following table shows the combined operating results for these two LLCs during the period the results were recorded on an unconsolidated basis. The “As Adjusted” column on the table below presents our consolidated income statement for the twelve month period ended December 31, 2006 as if we continued to consolidate these two LLCs through December 31, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

Twelve Months Ended December 31, 2006	As Reported in 2006 Consolidated Statement of Income	Combined results for two LLCs during period they were recorded on an unconsolidated basis	2006 As Adjusted	As Reported in 2005 Consolidated Statement of Income
Revenues	$32,509	$834	$33,343	$33,338
Expenses:
Depreciation and amortization	5,757	172	5,929	5,825
Advisory fee to UHS	1,424	—	1,424	1,420
Other operating expenses	6,547	377	6,924	6,667

	13,728	549	14,277	13,912

Income before equity in unconsolidated LLCs, property damage recovered from UHS and interest expense	18,781	285	19,066	19,426
Equity in income of unconsolidated LLCs (including recognition of previously deferred gain of $1,860 during 2006 and gain on sale of real property of $1,043 during 2005)	4,241	(93)	4,148	4,602
Replacement property recovered from UHS—Chalmette	13,958	—	13,958	—
Property damage recovered from UHS—Wellington	—	—	—	4,693
Interest expense	(2,283)	(192)	(2,475)	(3,298)

Net income	$34,697	—	$34,697	$25,423

Total revenue decreased $829,000 during 2006, as compared to 2005, due primarily to the recording of the two LLCs on an unconsolidated basis during the fourth quarter of 2006, as indicated above. Income from continuing operations and net income increased $9.3 million to $34.7 million, or $2.92 per diluted share, during 2006 as compared to $25.4 million, or $2.15 per diluted share, during 2005. The $9.3 million, or $.77 per diluted share, increase in income from continuing operations and net income during 2006, as compared to 2005, was primarily attributable to:

•	a favorable change of $14.0 million, or $1.18 per diluted share, resulting from the Chalmette asset exchange and substitution transaction with UHS, as discussed herein;

•

an unfavorable change of $1.3 million, or $.10 per diluted share, resulting from a decrease in our equity in unconsolidated LLCs, as discussed below (excluding gains recorded by LLCs during 2006 and 2005 and after adjusting for $93,000 LLC impact, as indicated above);

•

a favorable change of $1.9 million, or $.16 per diluted share, resulting from the 2006 recognition of a deferred gain recorded in connection with the sale of our interest in an unconsolidated LLC during 2005;

•	an unfavorable change of $1.0 million, or $.09 per diluted share, resulting from a gain on the sale of real property recorded by an unconsolidated LLC during 2005;

•

an unfavorable change of $4.7 million, or $.40 per diluted share, resulting from property damage recovered from UHS during 2005 related to hurricane damage sustained at Wellington Regional Medical Center;

•	a favorable change of $823,000, or $.07 per diluted share, resulting from a decrease in interest expense, as discussed below (after adjusting for the $192,000 LLC impact, as indicated above);

•	an unfavorable change of $257,000, or $.02 per diluted share, resulting from an increase in other operating expenses (after adjusting for the $377,000 LLC impact, as indicated above), and;

•

an unfavorable change of approximately $200,000, or $.02 per diluted share, resulting from other combined unfavorable changes including a $104,000 increase in depreciation and amortization expense, as discussed below (after adjusting for the $172,000 LLC impact, as indicated above).

Included in our consolidated statement of income during 2005 was a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Included in our 2005 net income was an equal amount representing the property damage recoverable from UHS. Prior to the completion of the Asset Exchange and Substitution Agreement, Chalmette had a combined asset value of $8.3 million on our consolidated balance sheet consisting of $2.0 million of land held for exchange and $6.3 million of property damage receivable from UHS. Included in our net income during 2006 was a gain of $14.0 million representing the total property transferred to us from UHS as of December 31, 2006 ($22.2 million) in excess of the $8.3 million book value of Chalmette. Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $9.2 million as of December 31, 2006 ($11.0 million is total minimum estimated cost of Inland Valley’s Capital Addition). Our future net income will include an additional $1.8 million of property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to $11.0 million estimated total cost of construction.

FASB Interpretation No. 30 (“FIN 30”), Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets, an Interpretation of APB No. 29 (“APB29”), provides guidance on the accounting for involuntary conversions of nonmonetary assets (such as property) to monetary assets (such as insurance proceeds). Although the damage to Chalmette did not directly result in the conversion of a nonmonetary asset to a monetary asset, we do not believe that the receipt of a nonmonetary asset is in substance different than the receipt of a monetary asset in the context of an involuntary conversion. The guidance in FIN 30 would result in recognition of the assets received upon the involuntary conversion at their fair values with gain or loss recognized for the difference between the fair value of the assets received and the carrying value of the assets converted. Because it is not clear that the loss of Chalmette and related recovery from UHS represented a monetary conversion as described by FIN 30, we also considered the guidance in SFAS No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, as Amendment of APB 29, which is effective for nonmonetary asset exchanges occurring in the fiscal year beginning after June 15, 2005. SFAS No. 153 is based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, unless the exchange lacks “commercial substance”, as defined in paragraph 21 of APB 29, as amended by SFAS 153. After evaluating the provisions of SFAS No. 153, we concluded that the exchange of these assets had “commercial substance” since, as indicated above, the base or minimum rent component of the total rental earned on the substituted assets has increased (by $562,000) over the base rental amount earned pursuant to the terms of the Chalmette lease. As a result, the risk component of the future lease stream has been significantly and favorably impacted. In addition, the future bonus rental earned on the substituted assets at Wellington, Bridgeway and Inland Valley will be impacted (either favorably or unfavorably) by the distinct operating characteristics of those facilities such as the nature of the healthcare care services provided, the geographic markets serviced and patient and payor mix, among other things. As a result of the facts and conclusions detailed above, and pursuant to the contingent gain guidance in SFAS No, 5, Accounting for Contingencies, we recorded the $14.0 million gain during 2006 which reflects the fair value of the assets transferred from UHS to us as of December 31, 2006, net of the $6.3 million recoverable from UHS recorded during 2005 and the $2.0 million of Chalmette land relinquished.

Included in our financial results was equity in income of unconsolidated LLCs of $4.2 million during 2006 and $4.6 million during 2005. After giving effect to the $93,000 LLC impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $500,000 during 2006, as compared to 2005, as follows: (i) an increase of $1.9 million resulting from the 2006 recognition of a deferred gain recorded in connection with the sale of our interest in an unconsolidated LLC during 2005; (ii) a decrease of $1.0 million resulting from a gain on the sale of real property recorded by an unconsolidated LLC during 2005; (iii) a combined decrease of approximately $500,000 due to our share of the increased interest expense incurred by two LLCs during 2006, as compared to 2005, as a result of increased borrowings from refinancing of third-party debt, that is non-recourse to us; (iv) a decrease of approximately $300,000 due to the losses incurred by a newly constructed MOB that was completed and opened in March of 2006; (v) a decrease of approximately $200,000 due to the recording of our share of a charge incurred by a LLC to write-off unamortized financing costs in connection with the refinancing of third-party debt, and; (vi) approximately $400,000 of other combined decreases.

After giving effect to the $192,000 LLC impact, as indicated above, interest expense decreased $823,000 during 2006, as compared to 2005, due primarily to: (i) a $369,000 decrease due to the expiration of two interest-rate swaps that expired during 2005 and 2006; (ii) a $252,000 decrease due to a net charge recorded during 2005 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility; (iii) a decrease of $145,000 due to interest earned during 2006 on a note receivable related to the sale of our ownership interest in a LLC, and; (iv) $57,000 of other combined decreases.

After giving effect to the $377,000 LLC impact, as indicated above, other operating expenses increased $257,000 during 2006, as compared to 2005, as follows: (i) $175,000 of combined increases in expense resulting primarily from increased operating expenses at our MOBs, and; (ii) $82,000 of expense recorded during 2006 in connection with the adoption of SFAS No. 123R. Included in our other operating expenses are expenses related to the consolidated MOBs, a portion of which are passed on directly to the tenants. During 2006, the operating expenses associated with our consolidated MOBs totaled $5.2 million (without giving effect to the $377,000 LLC impact, as indicated above) of which, $3.8 million or 73% were passed on directly to the tenants. During 2005, the operating expenses associated with our MOBs totaled $5.4 million, of which $4.0 million or 75% were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent upon various factors such as overall building occupancy levels and terms of individual leases.

After giving effect to the $172,000 LLC impact, as indicated above, depreciation and amortization expense increased $104,000 during 2006, as compared to 2005. The majority of the increase resulted from the increased depreciation expense recorded during 2006 on the Wellington and Bridgeway assets received in connection with the asset exchange and substitution agreement with UHS (related to the damage sustained at Chalmette from Hurricane Katrina) and replacement property at Wellington (related to hurricane damage sustained during 2004).

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

Below is a reconciliation of our reported net income to FFO for 2006 and 2005 (in thousands):

	2006	2005
Net income	$34,697	$25,423
Depreciation expense:
Consolidated investments	5,438	5,503
Unconsolidated affiliates	4,613	4,012
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	(1,860)	—
Gain on asset exchange and substitution agreement with UHS – Chalmette	(13,958)	—
Property damage recovered from UHS-Wellington	—	(4,693)
Gains recorded by unconsolidated affiliates	—	(1,043)
Gain on sale of real property, included in income from discontinued operations	—	—

Funds From Operations	$28,930	$29,202

Our FFO decreased 0.9% or $272,000 to $28.9 million during 2006 as compared to $29.2 million during 2005. This decrease in FFO was due primarily to:

•

an unfavorable change of approximately $900,000 of FFO generated from our unconsolidated LLCs. This decrease, which excludes depreciation and amortization expense recorded at the LLCs, resulted primarily from a $1.3 million decrease in our equity in unconsolidated LLCs, as discussed above (excluding gains recorded by LLCs during 2006 and 2005 and after adjusting for $93,000 LLC impact, as indicated above);

•	a favorable change of $823,000 resulting from a decrease in interest expense, as discussed above (after adjusting for the $192,000 LLC impact, as indicated above), and;

•	other combined unfavorable changes of approximately $200,000.

Year ended December 31, 2005 as compared to the year ended December 31, 2004:

Income from continuing operations increased $3.7 million to $25.4 million, or $2.15 per diluted share, during 2005 as compared to $21.7 million, or $1.84 per diluted share, during 2004. For the 2004 year, income from discontinued operations totaled $2.0 million, including a $833,000 gain on sale of real property. Net income increased $1.7 million to $25.4 million, or $2.15 per diluted share, during 2005 as compared to $23.7 million, or $2.00 per diluted share, during 2004.

The $1.7 million, or $.15 per diluted share, increase in net income during 2005, as compared to 2004, was primarily attributable to:

•

a favorable change of $4.7 million, or $.40 per diluted share, resulting from the property damage recovered from UHS during 2005 in connection with replacement of hurricane-damaged property at Wellington;

•

an unfavorable change of approximately $1.2 million, or $.10 per diluted share, from an increase in other operating expenses (excluding the impact of FIN 46R) resulting primarily from increased operating expenses related to our MOBs, increased administrative costs, including insurance expense, and an asset write-off charge recorded during 2005 in connection with building renovations at one of our MOBs;

•

an unfavorable change of $700,000, or $.06 per diluted share, resulting from the purchase of Virtue Street Pavilion by UHS in December of 2004 (net of interest expense savings on the $7.3 million of sale proceeds received and the depreciation expense decrease);

•	an unfavorable change of $833,000, or $.07 per diluted share, resulting from the gain recorded during 2004 on the purchase of Virtue Street Pavilion by UHS during 2004, and;

•

other unfavorable changes of approximately $300,000, or $.02 per diluted share, including increased depreciation expense recorded in connection with the replacement of hurricane-damaged property at Wellington.

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

As of December 31, 2005, we had investments or commitments in twenty-two limited liability companies (“LLCs”), nineteen of which were accounted for by the equity method and three that were consolidated in the results of operations as of April 1, 2004. Effective March 31, 2004, we adopted FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of ARB No. 51. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs were considered to be variable interest entities. In addition, we are primary beneficiary of these LLC investments as a result of our level of investment in the entities. Consequently, we began consolidating the results of operations of these three LLC investments. The remaining LLCs were not variable interest entities and therefore were not subject to the consolidation requirements of FIN 46R. As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these two LLCs on an unconsolidated basis again.

Our consolidated statements of income for the three and twelve month periods ended December 31, 2005 include the revenue and expenses associated with the three consolidated LLCs. The revenue and expenses associated with these properties were also included in our consolidated statements of income for the nine month period of April 1, 2004 through December 31, 2004. Prior to April 1, 2004, the operations of these LLCs were recorded in our consolidated statements of income using the equity method of accounting and, therefore, the revenue and expenses of these three LLCs were not consolidated in our consolidated statements of income. As detailed in the table below, during the three month period ended March 31, 2004, these properties generated approximately $1.6 million of revenue, $300,000 of depreciation and amortization expense, $500,000 of other operating expenses and $400,000 of interest expense. The “As Adjusted” column in the table below presents the effect this three month period ended March 31, 2004 would have had on our consolidated statement of income for the twelve month period ended December 31, 2004, had we consolidated these three VIEs for the three month period ended March 31, 2004. There was no impact on our net income as a result of the consolidation of these LLCs (amounts in thousands).

Twelve Months Ended December 31, 2004	As reported in Consolidated Statements of Income	Jan – Mar, 2004 Combined Statements of Income for LLCs	As Adjusted
Revenues	$31,777	$1,646	$33,423
Expenses:
Depreciation and amortization	5,177	292	5,469
Advisory fee to UHS	1,498	—	1,498
Other operating expenses	5,000	559	5,559
Property write-down - hurricane damage—Wellington	1,863	—	1,863
Property damage recoverable from UHS—Wellington	(1,863)	—	(1,863)

	11,675	851	12,526

Income before equity in unconsolidated LLCs, hurricane recoveries in excess of expense and interest expense	20,102	795	20,897
Equity in income of unconsolidated LLCs (including gain on sale of real property of $1,009)	4,967	(360)	4,607
Interest expense	(3,357)	(435)	(3,792)
Income from discontinued operations	1,959	—	1,959

Net Income	$23,671	—	$23,671

During the fourth quarter of 2005, we sold our 48% non-controlling ownership interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which is collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which we recognized as income during 2006 when the cash proceeds to repay the note receivable were received by us.

During the third quarter of 2005, Chalmette Medical Center, a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. During 2006, we executed an asset exchange and substitution agreement with UHS whereby we received, or are scheduled to receive, additional assets at Wellington, Bridgeway and Inland Valley in replacement of the Chalmette assets. See Note 2 to the consolidated financial statements for additional disclosure.

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

During the third quarter of 2004, Wellington Regional Medical Center, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our Consolidated Statements of Income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our Consolidated Balance Sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs were also recovered from UHS, $4.7 million was included in net income during the year ended December 31, 2005. As of December 31, 2005, UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our Consolidated Balance Sheet. During the first quarter of 2004, the lessee of this facility completed and financed an $8.5 million expansion to the facility in order to meet patient demand. Accordingly, since the bonus rent calculation on this facility is based on net revenues, the lease was amended at that time to exclude from the bonus rent calculation the estimated net revenues generated from the UHS-owned real estate assets (as calculated pursuant to a percentage based allocation determined at the time of expansion).

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

The following table shows the results of operations for the Virtue Street Pavilion which were reflected as “Income from discontinued operations, net” in the consolidated statements of income for the year ended December 31, 2004 (in thousands):

Year Ended December 31, 2004

Revenues	$1,261
Depreciation expense	(135)

Income from operations	1,126
Gain on sale	833

Income from discontinued operations, net	$1,959

Below is a reconciliation of our reported net income to FFO for 2005 and 2004 (in thousands):

	2005	2004
Net income	$25,423	$23,671
Depreciation expense:
Consolidated investments	5,503	5,038
Unconsolidated affiliates	4,012	4,282
Less gains:
Property damage recovered from UHS-Wellington	(4,693)	—
Gains recorded by unconsolidated affiliates	(1,043)	(1,009)
Gain on sale of real property, included in income from discontinued operations	—	(833)

FFO	$29,202	$31,149

Our FFO decreased 6.3% or $1.9 million to $29.2 million 2005 as compared to $31.1 million in 2004. This decrease in FFO was due primarily to:

•

an unfavorable change caused by an increase in other operating expenses of approximately $1.2 million (excluding the impact of FIN 46R) resulting primarily from increased operating expenses related to our MOBs, increased administrative costs, including insurance expense, and an asset write-off charge recorded during 2005 in connection with building renovations at one of our MOBs;

•

an unfavorable change of approximately $900,000 resulting from the purchase of Virtue Street Pavilion by UHS in December of 2004 (net of interest expense savings on the $7.3 million of sale proceeds received), and;

•	other combined favorable changes of approximately $200,000.

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

Liquidity and Capital Resources

Year ended December 31, 2006 as compared to December 31, 2005:

Net cash provided by operating activities

Net cash provided by operating activities was $24.7 million during 2006 as compared to $25.3 million during 2005. The $601,000 net decrease was attributable to:

•

an unfavorable change of $1.1 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sales of properties by LLCs, gain on sale of our interest in a LLC, property write-down from hurricane damage-Chalmette, property damage recoverable from UHS-Chalmette, property damage recovered from UHS (Chalmette and Wellington) and net loss on ineffective cash flow hedge);

•	a favorable change of $574,000 in rent receivable;

•	a favorable change of $140,000 in tenant reserves, escrows, deposits and prepaid rents;

•	an unfavorable change of $136,000 in accrued interest, and;

•	$79,000 of other unfavorable changes.

The $1.1 million unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was due to: (i) a $1.3 million unfavorable change resulting from a decrease in equity in income of unconsolidated LLCs, as discussed above (excludes the gains from both periods); (ii) an $823,000 favorable change resulting from a decrease in interest expense, as discussed above; (iii) an unfavorable change of $257,000 due to an increase in other operating expenses, as discussed above, and; (iv) other combined unfavorable changes of $366,000.

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities was ($2.0 million) during 2006 as compared to $8.4 million during 2005.

2006:

During 2006, we used $2.0 million of net cash in investing activities as follows:

•	spent $7.6 million to fund advances to unconsolidated LLCs;

•	spent $5.3 million to fund equity investments in unconsolidated LLCs;

•	spent $1.3 million to fund capital additions at certain of our consolidated real estate investments;

•	received $5.7 million of cash proceeds in connection with refinancing of third-party debt by an unconsolidated LLC;

•	received $3.1 million of cash proceeds related to the sale of our interest in a LLC;

•	received $1.9 million of repayments of advances made to unconsolidated LLCs, and;

•	received $1.4 million of cash distributions in excess of income from our unconsolidated LLCs.

During 2006, we spent $7.6 million to fund advances to unconsolidated LLCs as follows:

•

$5.3 million advance made to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to a total of $8.9 million of debt financing to this LLC, of which $5.3 million has been funded as of December 31, 2006. This project is scheduled to be completed and opened during the second quarter of 2007;

•

$630,000 advance made to the LLC that owns Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold) ;

•	$540,000 advance (which was fully repaid during the third quarter) made to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest;

•

$485,000 advance made to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•

$363,000 advance made to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. This project is scheduled to be completed and opened during the third quarter of 2007, and;

•	$259,000 of advances made to various LLCs in which we own a non-controlling equity interest.

During 2006, we spent $5.3 million spent to fund equity investments in unconsolidated LLCs as follows:

•

$1.6 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $2.6 million has been funded to date. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•

$1.5 million of equity funded to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC. This project is scheduled to be completed and opened during the third quarter of 2007;

•

$637,000 of additional equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity in this LLC, of which $5.0 million has been funded as of December 31, 2006. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$532,000 of additional equity funded to the LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$329,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•

$214,000 of additional equity funded to the LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada, on the campus of a UHS facility, in which we have a 95% non-controlling equity interest, and;

•	$562,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

Also during 2006, the $1.9 million of cash received in connection with repayments of advances previously made to LLCs, was as follows:

•	$1.2 million received from the LLC that owns the Suburban Medical Plaza II, located in Louisville, Kentucky, in which we have a 33% non-controlling equity interest;

•	$540,000 received from the master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$160,000 received from various LLCs in which we own non-controlling equity interests.

2005:

During 2005, we generated $8.4 million of net cash provided by investing activities as follows:

•	spent $8.3 million to fund equity investments in unconsolidated LLCs;

•	spent $2.9 million to fund advances to unconsolidated LLCs;

•	spent $2.4 million to fund capital additions at certain of our consolidated real estate investments;

•	received $9.6 million of repayments of advances made to unconsolidated LLCs;

•	received $8.5 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs;

•	received $2.9 million of cash proceeds related to sales of properties by unconsolidated LLCs;

•	received $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

Included in the $8.3 million of equity investments in unconsolidated LLCs and the $2.9 million of advances made to unconsolidated LLCs during 2005 ($11.2 million in total) was the following:

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

•

$1.0 million funded in exchange for a 95% non-controlling interest in a LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California. This project was completed and opened during 2006;

•

$235,000 of additional equity funded during the third quarter of 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$400,000 additional advance to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in the LLC (which was fully repaid during 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC which we have a 76% non-controlling equity interest (which was fully repaid during 2005);

•	$425,000 advance made to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest;

•	$1.3 million advance made to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest, and;

•

$85,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold).

Also during 2005, the $9.6 million of cash received in connection with repayments of advances previously made to LLCs, was as follows:

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

Net cash used in financing activities

Net cash used in financing activities was $23.2 million during 2006 and $35.6 million during 2005.

During 2006, we had net debt borrowings of $3.6 million on our revolving line of credit, paid $26.6 million of dividends, paid $577,000 on mortgage notes payable that are non-recourse to us and generated $391,000 of net cash from the issuance of shares of beneficial interest.

During 2005, we had net debt repayments of $10.0 million on our revolving line of credit, paid $25.6 million in dividends, paid $662,000 on mortgage notes payable that are non-recourse to us and generated $668,000 of cash from the issuance of shares of beneficial interest.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

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

Net cash provided by investing activities

Net cash provided by investing activities was $8.4 million during 2005, as discussed above, as compared to $11.9 million during 2004.

During 2004, we generated $11.9 million of net cash provided by investing activities as follows:

•	spent $2.8 million to fund equity investments in unconsolidated LLCs;

•	spent $1.4 million to fund advances to unconsolidated LLCs;

•	spent $528,000 to fund capital additions at certain of our consolidated real estate investments;

•	received $7.3 million of cash proceeds in connection with the sale of Virtue Street Pavilion;

•	received $6.4 million of cash proceeds in connection with the 2003 sales by two LLCs that owned the real estate assets of Skypark Professional Medical Office Building and Pacifica Palms Medical Plaza;

•	received $800,000 of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs;

•	received $1.0 million of cash proceeds related to sale of property by an unconsolidated LLC, and;

•	received $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

During 2004, we invested a total of $4.2 million in the following (consisting of $2.8 million of investments in LLCs and $1.4 million of advances made to LLCs):

•	$2.1 million funded in connection with the purchase of a 95% non-controlling equity interest in a LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada;

•	$830,000 additional net loan funded in connection our 75% non-controlling equity interest in a LLC that owns the St. Mary’s Center for Health located in Reno, Nevada;

•	$600,000 additional net loan funded in connection with 98% non-controlling equity interest in the Gold Shadow Properties LLC;

•	$700,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

Net cash used in financing activities

Net cash used in financing activities was $35.6 million during 2005, as discussed above, and $36.4 million during 2004.

During 2004, we: (i) paid dividends of $23.5 million; (ii) repaid $13.0 million of revolving credit facility borrowings; (iii) repaid $435,000 of mortgage notes payable, and; (iv) received $593,000 of proceeds from the issuance of shares of beneficial interest during 2004.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125%, or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of January 2007, the applicable margin over the Eurodollar rate was .75%, the prime rate was zero, and the commitment fee was .15%

At December 31, 2006, we had $13.6 million of outstanding borrowings and $18.9 million of letters of credit outstanding against the previous revolving credit agreement. After giving effect to the increased borrowing capacity in the Agreement entered into in January of 2007, we had $67.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2006. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our previous revolving credit agreement were $11.9 million in 2006, $12.0 million in 2005, and $26.4 million in 2004 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.9% in 2006, 9.0% in 2005, and 7.0% in 2004. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We were in compliance with all of the covenants at the time we entered the Agreement. The carrying value of this instrument approximates fair value.

We have two mortgages, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2006, with a combined outstanding balance of $12.7 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. These two mortgages have a combined fair value of approximately $13.7 million as of December 31, 2006. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2006:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed(a)	$12,737	$332	$755	$11,650	$—
Long-term debt-variable(b)	13,600	—	—	—	13,600
Estimated future interest payments on debt outstanding as of December 31, 2006(c)	8,131	1,953	3,739	2,394	45
Equity and debt financing commitments(d)	28,415	28,415	—	—	—

Total contractual cash obligations	$62,883	$30,700	$4,494	$14,044	$13,645

(a)	Consists of two mortgages, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2006. Excluded from the table above is the $180.9 million of combined third-party debt outstanding as of December 31, 2006, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 9 to the consolidated financial statements).

(b)	Consists of borrowings outstanding under the terms of our new $100 million revolving credit agreement enter into in January of 2007.
(c)	Assumes that all debt outstanding as of December 31, 2006, including borrowings under our revolving credit agreement and two mortgage notes payable which are non-recourse to us, remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2006. We have the right to repay borrowings under the revolving credit agreement at any time during the term of the agreement, without penalty.
(d)	As of December 31, 2006, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs, as follows (in thousands):

Amount
Arlington Medical Properties	$2,800
Sierra Medical Properties	400
Spring Valley Medical Properties II	6,921
PCH Southern Properties	1,600
Centennial Hills Medical Properties	6,547
Canyon Healthcare Properties	5,933
Palmdale Medical Properties	4,214

Total	$28,415

Off Balance Sheet Arrangements

As of December 31, 2006, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2006 totaled $18.9 million consisting of: (i) $600,000 related to 653 Town Center, Phase II; (ii) $900,000 related to Arlington Medical Properties, (iii) $600,000 related to Spring Valley Medical Properties; (iv) $1.3 million related to Sierra Medical Properties; (v) $200,000 related to Gold Shadow Properties; (vi) $6.0 million related to Centennial Hills Medical Properties, (vii) $5.4 million related to Canyon Healthcare Properties, (viii) $3.9 million related to Palmdale Medical Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we have, from time to time, fixed the rate on a portion of our debt by entering into interest rate swap agreements. Interest rate swap agreements are contracts that require us to pay a fixed rate and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rates are determined upon commencement of the swap agreements. We do not hold or issue derivative instruments for trading purposes and we are not a party to any instruments with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments.

As of December 31, 2006, we had no outstanding interest rate swap agreements. As of December 31, 2005 we had one outstanding swap agreement having a total notional principal amount of $10 million which matured in July, 2006. As of December 31, 2004, we had two outstanding swap agreements having a total notional principal amount of $20 million, one which, as previously mentioned, had a notional principal amount of $10 million that matured in July, 2006 and one that had a notional principal amount of $10 million that was terminated during 2005.

Additional interest expense recorded as a result of our hedging activity, was $62,000, $431,000 and $1,106,000 in 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, we received a weighted average rate of 4.8%, 3.2% and 1.4%, respectively, and paid a weighted average rate on our interest rate swap agreements of 6.9%, 6.1% and 7.0% in 2006, 2005 and 2004, respectively (including the revolver spread of 1.00% in 2006, 2005 and 2004).

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in an decrease in the fair value of our fixed-rate debt by approximately $105,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $109,000.

The table below presents information about our derivative financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Fixed rate	$332	$361	$394	$11,650	—	—	$12,737
Weighted average interest rates	8.3%	8.3%	8.3%	8.3%	—	—	—
Variable rate long-term debt (a)	—	—	—	—	—	$13,600	$13,600

(a)	Consists of borrowings outstanding under the terms of our $100 million revolving credit agreement, as amended in January of 2007.

ITEM 8.	Financial Statements and Supplementary Data

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Health Realty Income Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 14, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information requested by this item is hereby incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.	Executive Compensation

The information requested by this item is hereby incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information requested by this item is hereby incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.	Certain Relationships and Related Transactions

The information requested by this item is hereby incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

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

10.2 Agreement dated December 29, 2006, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.5 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6* Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.7 Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.8* Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.9 Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.10 Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.11 Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.12 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

11 Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21 Subsidiaries of Registrant.

23.1 Consent of Independent Registered Public Accounting Firm.

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

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2007

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr	Trustee	March 14, 2007

/s/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 14, 2007

/s/ MILES L. BERGER Miles L. Berger	Trustee	March 14, 2007

/s/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 14, 2007

/s/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ CHERYL K. RAMAGANO Cheryl K. Ramagano	Vice President, Treasurer and Secretary	March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 14, 2007

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2006	December 31, 2005
ASSETS:
Real Estate Investments:
Buildings and improvements	$171,761	$187,451
Accumulated depreciation	(56,935)	(57,729)

	114,826	129,722
Land	19,317	23,143
Construction in progress	9,220	—

Net Real Estate Investments	143,363	152,865

Investments in and advances to limited liability companies (“LLCs”)	47,223	29,572

Other Assets:
Cash and cash equivalents	798	1,717
Bonus rent receivable from UHS	1,025	1,088
Rent receivable-other	814	1,000
Note receivable from sale of property	—	3,102
Property replacement receivable from UHS—Chalmette	—	6,259
Deferred charges and other assets, net	916	1,286

Total Assets	$194,139	$196,889

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Line of credit borrowings	$13,600	$10,000
Mortgage note payable, non-recourse to us	3,849	3,972
Mortgage notes payable of consolidated LLCs, non-recourse to us	8,888	21,576
Deferred gain on sale of our interest in an unconsolidated LLC	—	1,860
Accrued interest	84	357
Accrued expenses and other liabilities	2,857	2,575
Fair value of derivative instruments	—	100
Tenant reserves, escrows, deposits and prepaid rents	595	697

Total Liabilities	29,873	41,137

Minority interests	69	302

Shareholders' Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2006—11,791,950; 2005—11,777,829	118	118
Capital in excess of par value	187,524	186,943
Cumulative net income	304,874	270,177
Accumulated other comprehensive loss	—	(100)
Cumulative dividends	(328,319)	(301,688)

Total Shareholders’ Equity	164,197	155,450

Total Liabilities and Shareholders’ Equity	$194,139	$196,889

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues (Note 1):
Base rental—UHS facilities	$12,448	$12,567	$12,481
Base rental—Non-related parties	11,860	12,237	11,275
Bonus rental—UHS facilities	4,317	4,509	4,668
Tenant reimbursements and other—Non-related parties	3,584	3,622	2,962
Tenant reimbursements and other—UHS facilities	300	403	391

	32,509	33,338	31,777

Expenses:
Depreciation and amortization	5,757	5,825	5,177
Advisory fees to UHS (Note 2)	1,424	1,420	1,498
Other operating expenses	6,547	6,667	5,000
Property write-down—hurricane damage—Chalmette	—	6,259	—
Property write-down—hurricane damage—Wellington	—	—	1,863
Property replacement recoverable from UHS—Chalmette	—	(6,259)	—
Property damage recoverable from UHS—Wellington	—	—	(1,863)

	13,728	13,912	11,675

Income before equity in unconsolidated limited liability companies (“LLCs”), property damage recovered from UHS, and interest expense	18,781	19,426	20,102
Equity in income of unconsolidated LLCs (including recognition of previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC during 2006 and gains on sales of real properties of $1,043 and $1,009 during 2005 and 2004, respectively)	4,241	4,602	4,967
Replacement property recovered from UHS—Chalmette	13,958	—	—
Property damage recovered from UHS—Wellington	—	4,693	—
Interest expense, net	(2,283)	(3,298)	(3,357)

Income from continuing operations	34,697	25,423	21,712
Income from discontinued operations, net (including gain on sale of real property of $833 during 2004)	—	—	1,959

Net Income	$34,697	$25,423	$23,671

Basic earnings per share:
From continuing operations	$2.94	$2.16	$1.85
From discontinued operations	—	—	$0.17

Total basic earnings per share	$2.94	$2.16	$2.02

Diluted earnings per share:
From continuing operations	$2.92	$2.15	$1.84
From discontinued operations	—	—	$0.16

Total diluted earnings per share	$2.92	$2.15	$2.00

Weighted average number of shares outstanding—Basic	11,784	11,764	11,744
Weighted average number of share equivalents	82	77	69

Weighted average number of shares and equivalents outstanding—Diluted	11,866	11,841	11,813

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated Other comprehensive (loss)/income	Total
	Number of Shares	Amount
January 1, 2004	11,736	$117	$185,675	$221,083	($252,612)	($2,065)	$152,198
Issuance of shares of beneficial interest	20	1	600	—	—	—	601
Dividends ($2.00/share)	—	—	—	—	(23,488)	—	(23,488)
Comprehensive income:
Net income	—	—	—	23,671	—	—	23,671
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	1,106	1,106
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	(35)	(35)

Total—comprehensive income	—	—	—	23,671	—	1,071	24,742

December 31, 2004	11,756	118	186,275	244,754	(276,100)	(994)	154,053
Issuance of shares of beneficial interest	22	—	668	—	—	—	668
Dividends ($2.175/share)	—	—	—	—	(25,588)	—	(25,588)
Comprehensive income:
Net income	—	—	—	25,423	—	—	25,423
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	863	863
Unrealized derivative gains on cash flow hedges	—	—	—	—	—	31	31

Total—comprehensive income	—	—	—	25,423	—	894	26,317

December 31, 2005	11,778	118	186,943	270,177	(301,688)	(100)	155,450
Issuance of shares of beneficial interest	14	—	499	—	—	—	499
Dividends ($2.26/share)	—	—	—	—	(26,631)	—	(26,631)
Stock-based compensation expense	—	—	82	—	—	—	82
Comprehensive income:
Net income	—	—	—	34,697	—	—	34,697
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	62	62
Unrealized derivative gains on cash flow hedges	—	—	—	—	—	38	38

Total—comprehensive income	—	—	—	34,697	—	100	34,797

December 31, 2006	11,792	$118	$187,524	$304,874	($328,319)	$—	$164,197

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$34,697	$25,423	$23,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,757	5,825	5,312
Gains on sales of properties by LLCs	—	(1,043)	(1,009)
Gain on sale of our interest in a LLC	(1,860)	—	—
Gain on sale of real property	—	—	(833)
Property write-down from hurricane damage—Wellington	—	—	1,863
Property write-down from hurricane damage—Chalmette	—	6,259	—
Property damage recoverable from UHS—Chalmette	—	(6,259)	—
Property damage recovered from UHS—Chalmette	(13,958)	—	—
Property damage recovered from UHS—Wellington	—	(4,693)	(1,863)
Net loss on ineffective cash flow hedge	—	254	—
Changes in assets and liabilities:
Rent receivable	6	(568)	(31)
Accrued expenses and other liabilities	386	354	90
Tenant reserves, escrows, deposits and prepaid rents	134	(6)	22
Accrued interest	(196)	(60)	(101)
Other, net	(264)	(183)	(154)

Net cash provided by operating activities	24,702	25,303	26,967

Cash flows from investing activities:
Investments in limited liability companies (“LLCs”)	(5,332)	(8,281)	(2,764)
Repayments of advances made to LLCs	1,949	9,631	—
Advances made to LLCs	(7,573)	(2,902)	(1,375)
Cash distributions in excess of income from LLCs	1,399	954	1,038
Cash escrow account distributions/(deposits) from LLC sale proceeds	—	—	6,405
Proceeds received from sale of our interest in a LLC	3,102	—	—
Cash distributions from sales of properties by LLCs	—	2,851	1,009
Cash distributions of refinancing proceeds from LLCs	5,704	8,499	800
Cash received from sale of real property	—	—	7,320
Additions to real estate investments	(1,294)	(2,391)	(528)
Proceeds received from sale of minority ownership interest in LLC	—	47	—

Net cash (used in) provided by investing activities	(2,045)	8,408	11,905

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	3,600	(10,000)	(13,057)
Repayments of mortgage notes payable of consolidated LLCs	(454)	(551)	(333)
Repayments of mortgage notes payable	(123)	(111)	(102)
Dividends paid	(26,631)	(25,588)	(23,488)
Issuance of shares of beneficial interest	499	668	593
Dividend reinvestment receivable	(108)	—	—

Net cash used in financing activities	(23,217)	(35,582)	(36,387)

(Decrease) increase in cash	(560)	(1,871)	2,485
(Decrease) increase in cash due to recording of LLCs on unconsolidated/consolidated basis	(359)	—	475
Cash and cash equivalents, beginning of year	1,717	3,588	628

Cash and cash equivalents, end of year	$798	$1,717	$3,588

Supplemental disclosures of cash information:
Interest paid	$2,661	$3,104	$3,582

Supplemental disclosures of non-cash information:
Replacement property capitalized—UHS—Wellington	$8,923	—	—
Replacement property capitalized—UHS—Bridgeway	4,072	—	—
Replacement property—CIP—UHS—Inland Valley	9,219	—	—
Assets exchanged—Chalmette	(8,259)	—	—
Property damage costs capitalized —UHS—Wellington	—	4,693	1,863
(Decrease) increase in net property due to recording of LLCs on unconsolidated/consolidated basis	(25,571)	—	38,299
(Decrease) increase in debt due to recording of LLCs on unconsolidated/consolidated basis	(12,234)	—	22,460

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2006, we have forty-five real estate investments or commitments located in fifteen states consisting of:

•	six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-five medical office buildings (including five being constructed), and;

•	four pre-school and childcare centers.

Since we have significant investments in six hospital facilities, which comprised 56%, 55% and 58% of net revenues in 2006, 2005 and 2004, respectively, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Four of our six hospital facilities and all or a portion of seven medical office buildings are or may be leased to subsidiaries of Universal Health Services, Inc., (“UHS”).

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated medical office buildings (“MOBs”) relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Real Estate Properties

We record acquired real estate at cost and use the straight-line method to calculate depreciation expense for buildings and improvements over their estimated useful lives of 25 to 45 years.

We follow the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement establishes a single accounting model for long-lived assets to be disposed of by sale. It requires companies to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that either has been disposed of or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.

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

Investments in Limited Liability Companies (“LLCs”)

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, and Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, we account for our unconsolidated investments in LLCs, which we do not control, using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs were considered to be variable interest entities (see note 9 to the consolidated financial statements). In addition, we were the primary beneficiary of these LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of the three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Commencing in the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these LLCs related to the periods prior to the fourth quarter are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of recording of the financial results of these LLCs on a consolidated or an unconsolidated basis.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for impairment losses.

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $170 million and $111 million respectively, at December 31, 2006 and $202 million and $140 million, respectively, at December 31, 2005.

Stock-Based Compensation

At December 31, 2006, we have two stock-based compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” and related interpretations and began expensing the grant-date fair value of stock options. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation. SFAS 123R generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The impact of adopting SFAS No. 123R for the year ended December 31, 2006, is a reduction in net income of $82,000. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the years ended December 31, 2005 and 2004 would have been a reduction in net income of $9,000 and $11,000, respectively.

We adopted SFAS No. 123R using the modified prospective transition method and; therefore, we have not restated prior periods. Under this transition method, compensation costs associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option and dividend equivalent rights awards granted prior to January 1, 2006, and will include amortization expense related to new awards granted after January 1, 2006. We use the Black-Scholes model as our option pricing model for applying SFAS 123R.

The expense associated with share-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

For stock options and DERs granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to our stock option and DER plans for 2005 and 2004 is shown in the table below. We recognize compensation cost related to restricted share awards over the respective vesting periods. As of December 31, 2006, there were no unvested restricted share awards outstanding.

	Twelve Months Ended December 31,
	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$25,423	$21,712
Income from discontinued operations, net (including gain on sale during 2004)	—	1,959

Net income	$25,423	$23,671

Income from continuing operations	$25,423	$21,712
Add: total stock-based compensation expenses included in net income	227	192
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(236)	(203)

Pro forma net income from continuing operations	$25,414	$21,701
Income from discontinued operations, net (including gain on sale during 2004)	—	1,959

Total pro forma net income	$25,414	$23,660

Basic earnings per share, as reported:
From continuing operations	$2.16	$1.85
From discontinued operations	—	0.17

Total basic earnings per share, as reported	$2.16	$2.02

Basic earnings per share, pro forma:
From continuing operations	$2.16	$1.84
From discontinued operations	—	0.17

Total basic earnings per share, pro forma	$2.16	$2.01

Diluted earnings per share, as reported:
From continuing operations	$2.15	$1.84
From discontinued operations	—	0.16

Total diluted earnings per share, as reported	$2.15	$2.00

Diluted earnings per share, pro forma:
From continuing operations	$2.15	$1.84
From discontinued operations	—	0.16

Diluted earnings per share	$2.15	$2.00

Fair Value of Financial Instruments

From time to time, we may enter into interest rate swap agreements and the fair value of such interest rate swap agreements would be based on quoted market prices. The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings would approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

At December 31, 2006, we had no outstanding swap agreements.

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

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold or terminated, the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the interpretation, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective on January 1, 2007. Since we believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner, we do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate the adoption of SFAS 157 will have a material effect on our financial position or results of operations.

(2)	RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with base rents set forth in the leases effective for all but the last two renewal terms. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon base rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as discussed below, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS that we entered into on April 24, 2006 whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed during 2007. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we will recognize no gain for federal income tax purposes based upon the transaction as agreed upon in the Asset Exchange and Substitution Agreement.

The properties included in the Asset Exchange and Substitution Agreement consists of (amounts in thousands):

Wellington—Bed Tower	$8,926	Fair value
Bridgeway—28 bed addition	4,072	Fair value
Inland Valley—44 bed and ICU expansion currently under construction	10,967	Estimated minimum fair value

Total fair value of exchanged and substituted assets	$23,965

In the event the ultimate construction costs related to the Inland Valley Capital Addition exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including $960,000 of base rental and approximately $700,000 of bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11.0 million, if any) is expected to closely approximate the total rent earned by us under the Chalmette lease. Below is the estimated rent of the substitution properties.

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

During the second quarter of 2006, as part of the overall arrangement with UHS, UHS agreed to early renewals of the leases between us and each of Inland Valley, Wellington and McAllen which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009. These leases were renewed on the same economic terms as the current leases.

Included in our consolidated statement of income during 2005 was a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Included in our 2005 net income was an equal amount representing the property damage recoverable from UHS. Prior to the completion of the Asset Exchange and Substitution Agreement, Chalmette had a combined asset value of $8.3 million on our consolidated balance sheet consisting of $2.0 million of land held for exchange and $6.3 million of property damage receivable from UHS. Included in our net income during 2006 was a gain of $14.0 million representing the total property transferred to us from UHS as of December 31, 2006 ($22.2 million) in excess of the $8.3 million book value of Chalmette. Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $9.2 million as of December 31, 2006 ($11.0 million is total minimum estimated cost of Inland Valley’s Capital Addition). Our future net income will include an additional $1.8 million of property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to $11.0 million estimated total cost of construction.

FASB Interpretation No. 30 (“FIN 30”), “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets, an Interpretation of APB No. 29 (“APB29”)”, provides guidance on the accounting for involuntary conversions of nonmonetary assets (such as property) to monetary assets (such as insurance proceeds). Although the damage to Chalmette did not directly result in the conversion of a nonmonetary asset to a monetary asset, we do not believe that the receipt of a nonmonetary asset is in substance different than the receipt of a monetary asset in the context of an involuntary conversion. The guidance in FIN 30 would result in recognition of the assets received upon the involuntary conversion at their fair values with gain or loss recognized for the difference between the fair value of the assets received and the carrying value of the assets converted. Because it is not clear that the loss of Chalmette and related recovery from UHS represented a monetary conversion as described by FIN 30, we also considered the guidance in SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets, as Amendment of APB 29,” which is effective for nonmonetary asset exchanges occurring in the fiscal year beginning after June 15, 2005. SFAS No. 153 is based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, unless the exchange lacks “commercial substance”, as defined in paragraph 21 of APB 29, as amended by SFAS 153. After evaluating the provisions of SFAS No. 153, we concluded that the exchange of these assets had “commercial substance” since, as indicated above, the base or minimum rent component of the total rental earned on the substituted assets has increased (by $562,000) over the base rental amount earned pursuant to the terms of the Chalmette lease. As a result, the risk component of the future lease stream has been significantly and favorably impacted. In addition, the future bonus rental earned on the substituted assets at Wellington, Bridgeway and Inland Valley will be impacted (either favorably or unfavorably) by the distinct operating characteristics of those facilities such as the nature of the healthcare care services provided, the geographic markets serviced and patient and payor mix, among other things. As a result of the facts and conclusions detailed above, and pursuant to the contingent gain guidance in SFAS No, 5, Accounting for Contingencies, we recorded the $14.0 million gain during 2006 which reflects the fair value of the assets transferred from UHS to us as of December 31, 2006, net of the $6.3 million recoverable from UHS recorded during 2005 and the $2.0 million of Chalmette land relinquished.

After giving effect to the exchange and substitution, and the various lease renewals discussed above, subsidiaries of UHS lease four hospital facilities owned by us with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent, if any, on Capital Addition in excess of $11.0 million.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 49% of our consolidated revenues for the year ended December 31, 2006. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 24% for the year ended December 31, 2006. In addition, five MOBs (plus three additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

During 2006, we committed to invest up to $6.6 million ($250,000 in equity, $53,000 of which has been funded as of December 31, 2006 and $6.3 million in debt financing or equity, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB will be 60% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007.

Additionally, during 2006, we committed to invest up to $4.3 million in equity, of which $86,000 has been funded as of December 31, 2006, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. for a minimum term of five years. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

During 2005, we committed to invest up to $12.3 million ($3.4 million in equity and $8.9 million in debt financing, $5.4 million of debt has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a limited liability company that will develop, construct, own and operate the Spring Valley Medical Office Building II, a second MOB on the campus of Spring Valley Hospital in Las Vegas, Nevada. This MOB will be 50% master leased by VHS on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. This MOB is scheduled to be completed and opened during the second quarter of 2007.

Upon the December, 2004 lease expiration on the Virtue Street Pavilion, the former lessee (a wholly-owned subsidiary of UHS), exercised its option pursuant to the terms of the lease and purchased the facility at its appraised fair market value of $7,320,000. The sale resulted in a gain of $833,000 which is reflected as “Income from discontinued operations, net” in the consolidated statements of income for the year ended December 31, 2004. Prior to the transaction, the annual minimum rent payable to us under the lease was $1,261,000 and no bonus rent was earned on this facility during 2004. As a result of this transaction, our cash flows from operating activities were adversely affected during 2006 and 2005 since calculated using our average incremental borrowing rates during each year, the reduction to annual interest expense resulting from repayment of borrowings using the $7.3 million of sale proceeds was approximately $700,000 less during 2006, and $900,000 less during 2005, than the annual rental payments earned by us pursuant to the terms of the lease.

The following table summarizes the results of operations for the Virtue Street Pavilion during 2004 (in thousands):

Year Ended December 31,
2004
Revenues	$1,261
Depreciation expense	(135)

Income from operations	1,126
Gain on sale	833

Income from discontinued operations, net	$1,959

During the third quarter of 2004, Wellington, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. Our consolidated statements of income for the year ended December 31, 2004, included a property write-down charge of $1.9 million representing the estimated net book value of the damaged assets. This property charge was offset at that time by an equal amount recoverable from UHS. During 2004, UHS incurred approximately $1.9 million in replacement costs in connection with this property and that amount was included as construction in progress on our consolidated balance sheet as of December 31, 2004. During the twelve months ended December 31, 2005, UHS incurred an additional $4.7 million in replacement costs and since these additional costs have also been recovered from UHS,

$4.7 million has been included in net income during the year ended December 31, 2005. The repairs to the facility were completed as of December 31, 2005. UHS spent a total of approximately $6.6 million to replace the damaged property at this facility and this amount is reflected as buildings and improvements on our consolidated balance sheet.

During 2004 we invested an additional $2.1 million in exchange for a 95% non-controlling interest in a limited liability company that acquired the Spring Valley Medical Office Building, a 60,000 square foot medical office building on the campus of Spring Valley Hospital in Las Vegas, Nevada. This medical office building has tenants which are subsidiaries of UHS.

During the fourth quarter of 2004 we invested an additional $600,000 (for a total of $3.0 million in equity and $6.5 million of debt financing, which was repaid to us during the first quarter of 2005) for the purchase of a 98% non-controlling equity interest in a limited liability company that simultaneously purchased the 700 Shadow Lane & Goldring MOBs, consisting of three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. These medical office buildings were purchased from VHS and have tenants which are subsidiaries of UHS.

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. UHS has informed us that it is cooperating in the investigation. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal investigation concerning the production of documents. UHS has advised us that, at this time, it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that is has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes their policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the lease term, should this matter adversely impact on the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.9 million during each of 2006 and 2005 and $2.2 million during 2004. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility after the December, 2011 scheduled expiration of the existing lease term.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory

Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2007. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge debt and liabilities of the Trust and reserves for replacement and capital improvements to the Trust’s properties and investments. No incentive fees were paid during 2006, 2005 or 2004. Advisory fees incurred and paid (or payable) to UHS amounted to $1.4 million during each of 2006 and 2005 and $1.5 million for 2004.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2006 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Purchase Option:    As of December 31, 2006, UHS owned 6.7% of our outstanding shares of beneficial interest.

(3)	ACQUISITIONS AND DISPOSITIONS

2007 — Subsequent to December 31, 2006, Rio Med Investments, a LLC in which we owned a 80% non-controlling ownership interest, sold the real estate assets of the Rio Rancho Medical Center, located in Rio Rancho, New Mexico. Our share of the net sale proceeds resulting from this transaction is $1.1 million. The transaction resulted in a gain of approximately $250,000 which will be included in our results of operations during the first quarter of 2007.

2006 — We invested $5.3 million in the following LLCs:

•

$1.6 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $2.6 million has been funded as of December 31, 2006. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•

$1.5 million of equity funded to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $1.5 million has been funded as of December 31, 2006. This project is scheduled to be completed and opened during the third quarter of 2007;

•

$637,000 of additional equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity in this LLC, of which $5.2 million has been funded as of December 31, 2006. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$532,000 of additional equity funded to the LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$329,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•

$214,000 of additional equity funded to the LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada, on the campus of a UHS facility, in which we have a 95% non-controlling equity interest, and;

•	$562,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

We advanced $7.6 million to the following LLCs:

•

$5.3 million advance made to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to a total of $8.9 million of debt financing to this LLC, of which $5.3 million has been funded as of December 31, 2006. This project is scheduled to be completed and opened during the second quarter of 2007;

•

$630,000 advance made to the LLC that owns Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold);

•	$540,000 advance (which was fully repaid during the third quarter) made to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest;

•

$485,000 advance made to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•

$363,000 advance made to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. This project is scheduled to be completed and opened during the third quarter of 2007, and;

•	$259,000 of advances made to various LLCs in which we own a non-controlling equity interest.

We received $1.9 million of repayments of advances from the following LLCs:

•	$1.2 million received as repayments of advances provided to a LLC that owns the Suburban Medical Plaza II, located in Louisville, Kentucky, in which we have a 33% non-controlling equity interest;

•	$540,000 received as repayments of advances provided to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$160,000 received as repayments of advances provided to various LLCs in which we own a non-controlling equity interest.

Additionally, during 2006, we received $3.1 million as repayment of a note receivable relating to the 2005 sale of our interest in a LLC which owned the St. Jude Heritage Health Complex. This transaction resulted in a $1.9 million gain which was deferred in 2005 and recognized during the second quarter of 2006 when the cash proceeds were received by us.

2005 — We invested $8.3 million in the following LLCs:

•

$4.5 million of equity funded in connection with the purchase of a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Center for Health located in Reno, Nevada, which opened in March, 2005. We committed to invest a total of $10.5 million ($8.0 million in equity and $2.5 million in debt financing, which was repaid to us during 2005). The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

•	$2.5 million paid to an unrelated third-party member as net consideration in connection with the restructure of the ownership interests in five existing unconsolidated LLCs (see note 9);

•

$1.0 million funded in exchange for a 95% non-controlling interest in a LLC that owns the Sierra San Antonio Medical Plaza, located in Fontana, California. We committed to invest a total of up to $3.5 million in equity in this LLC. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the fist quarter of 2006, and;

•

$235,000 of additional equity funded during the third quarter of 2005 to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest.

We advanced $2.9 million to the following LLCs:

•	$400,000 additional advance to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in the LLC (which was fully repaid during 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC which we have a 76% non-controlling equity interest (which was fully repaid during 2005);

•	$425,000 advance made to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest;

•	$1.3 million advance made (which was repaid to us during 2006) to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest, and;

•

$85,000 advance made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold).

We received $9.6 million of repayments of advances from the following LLCs:

•	$6.5 million received as repayments of advances provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$2.5 million received as repayments of advances provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest, and;

•	$680,000 received as repayments of advances provided to a LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest.

During the fourth quarter of 2005, we sold our non-controlling equity interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which was collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which was recognized as income during 2006 when the cash proceeds to repay the note receivable were received by us.

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

We advanced $1.4 million to the following LLCs:

•

$830,000 additional net loan funded (which was repaid to us during 2005) in connection with a total commitment of up to $10.5 million by us (consisting of $8.0 million in equity and $2.5 million in debt financing) in exchange for a 75% non-controlling equity interest in a LLC that constructed and owns the St. Mary’s Center for Health located in Reno, Nevada, which opened in the first quarter of 2005 (the LLC also obtained a $29 million third-party mortgage that is non-recourse to us), and;

•

$600,000 additional net loan funded (which was repaid to us during 2005) in connection with the purchase of a 98% non-controlling equity interest in a LLC that simultaneously purchased three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada.

During the fourth quarter of 2004, we committed to invest a total of up to $3.5 million in exchange for a 95% non-controlling interest in a LLC that will developed, constructed, owns and operates the Sierra San Antonio Medical Plaza located in Fontana, California. This LLC, which was completed and opened during the first quarter of 2006, also obtained a $7.5 million third-party construction loan.

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

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to four additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2007	$21,984
2008	20,983
2009	20,155
2010	17,345
2011	15,219
Thereafter	5,011

Total minimum base rents	$100,697

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use variable-rate debt to finance a portion of our operations and investments. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. At December 31, 2006, we had no outstanding swap agreements.

Changes in the fair value of interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the underlying hedged item affects earnings. For the years ended December 31, 2006, 2005 and 2004, we recorded additional interest expense of $62,000, $431,000 and $1,106,000, respectively, as a result of our hedging activity.

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

Operating results for the years ended December 31, 2005 and 2004 include net losses/(gains) of $252,000 and ($124,000), respectively. The $252,000 loss recorded during 2005 was in connection with the terminated swap, as discussed above. The gain recorded during 2004 represents cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings.

(6)	DEBT

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125%, or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of January 19, 2007, the applicable margin over the Eurodollar rate was .75%, the prime rate was zero, and the commitment fee was .15%

At December 31, 2006, we had $13.6 million of outstanding borrowings under our then existing revolving credit agreement and $18.9 million of outstanding letters of credit. After giving effect to the increased borrowing capacity in the Agreement entered into in January of 2007, we had $67.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2006. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $11.9 million in 2006, $12.0 million in 2005, and $26.4 million in 2004 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.9% in 2006, 9.0% in 2005, and 7.0% in 2004. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all their covenants at December 31, 2006.

We have two mortgages, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2006, with a combined outstanding balance of $12.7 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. These two mortgages have a combined fair value of approximately $13.7 million as of December 31, 2006. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The following table summarizes our outstanding mortgages at December 31, 2006 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,849	8.3%	2010
Summerlin Hospital MOB II	8,888	8.3%	2010

Total	$12,737

As of December 31, 2006, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2007	$332
2008	361
2009	394
2010	11,650
2011	—
Later(a)	13,600

Total	$26,337

(a)	Consists of borrowings outstanding under the terms of our new $100 million revolving credit agreement entered into in January of 2007.

(7)	DIVIDENDS

Dividends of $2.260 per share were declared and paid in 2006, of which $1.831 per share was ordinary income, $0.160 per share was a capital gain distribution and $0.269 per share was a return of capital distribution. Dividends of $2.175 per share were declared and paid in 2005, of which $1.754 per share was ordinary income, $0.093 per share was a capital gain distribution and $0.328 per share was a return of capital distribution. Dividends of $2.000 per share were declared and paid in 2004, of which $1.753 per share was ordinary income and $0.247 per share was a capital gain distribution.

(8)	INCENTIVE PLANS `

As discussed in note 1, effective January 1, 2006, we adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. As a result of adopting SFAS No. 123R, during 2006 we recognized compensation cost in our financial statements on the unvested portion of existing options that were granted prior to the effective date and the cost of stock options granted after the effective date based on the fair value of the stock options at grant date.

During 1997, our Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees. A combined total of 400,000 shares and dividend equivalent rights have been reserved for issuance under The Plan. From inception through December 31, 2006, there have been 137,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $195,000 in 2006, $227,000 in 2005 and $192,000 in 2004. As of December 31, 2006, there were 94,750 options exercisable under The Plan with an average exercise price of $19.62 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $4.29 per share).

In 1991, the Trustees adopted a share compensation plan for Trustees who are neither employees nor officers of the Trust (“Outside Trustees”). There are 40,000 shares reserved for issuance under this plan. Pursuant to the plan, each Outside Trustee may elect to receive, in lieu of all or a portion of the quarterly cash compensation for services as a Trustee, shares of the Trust based on the closing price of the shares on the date of issuance. As of December 31, 2006, no shares have been issued under this plan.

Compensation cost related to stock options is recognized under the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the one option grant that occurred in 2004, and the two option grants that occurred in 2005; the 2006 weighted average assumption ranges were based upon the seven option grants that occurred between 2002 and 2006 that were granted or vesting on or after January 1, 2006:

Year Ended December 31,	2006	2005	2004
Volatility	17%	18% - 19%	18%
Interest rate	4%	4%	3%
Expected life (years)	9.2	9.2	9.2
Forfeiture rate	2%	3%	0%
Dividend yield(a.)	0%	6.5%	6.5%

(a.)	Fair value calculated at 0% expected dividend yield to provide for effect of DERs.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees, under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2004	95,500	$18.92	$29.44/$14.75
Granted	5,000	$34.07	$34.07/$34.07

Balance, January 1, 2005	100,500	$19.67	$34.07/$14.75
Granted	14,000	$34.55	$34.90/$30.06
Exercised	(4,500)	$20.13	$34.07/$14.75
Cancelled	(1,000)	$32.47	$34.07/$27.65

Balance, January 1, 2006	109,000	$21.45	$34.90/$14.75

Balance, December 31, 2006	109,000	$21.45	$34.90/$14.75

There were no options granted, exercised or cancelled during 2006.

The following table provides information about options outstanding and exercisable options at December 31, 2006:

	Options Outstanding	Options Exercisable
Number	109,000	94,750
Weighted average exercise price	$21.45	$19.62
Aggregate intrinsic value	$1,911,000	$1,835,000
Weighted average remaining contractual life	3.1	2.3

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at December 31, 2006 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options (a.)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$14.75 - $14.75	24,000	$14.75	3.2	24,000	$14.75	N/A	N/A
$18.625 - $19.625	52,500	18.67	.5	52,500	18.67	N/A	N/A
$21.4375 - $26.25	7,500	24.62	4.5	6,500	24.37	983	$26.25
$27.65 - $29.44	7,000	28.42	6.2	6,250	28.29	737	29.44
$30.06 - $34.90	18,000	34.45	8.5	5,500	34.38	12,285	34.48

Total	109,000	$21.45	3.1	94,750	$19.62	14,005	$33.63

(a.)	Assumes a weighted average forfeiture rate of 1.7%

(9)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these LLCs were considered to be variable interest entities (see note 9). In addition, we were the primary beneficiary of these LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Commencing in the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these LLCs related to the periods prior to the fourth quarter are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of recording of the financial results of these LLCs on a consolidated or an unconsolidated basis. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Since January 1, 1995 through December 31, 2006, we have invested $61.9 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2006, short-term unsecured advances aggregated $7.2 million due from six LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in LLCs was $47.2 million, (including the investments in two LLCs that were consolidated prior to the fourth quarter of 2006, as discussed above), as reflected on our consolidated balance sheet as of December 31, 2006.

As of December 31, 2006, we had investments or commitments to invest in twenty-five LLCs. Three of these LLCs were consolidated into the results of operations through the third quarter of 2006. During the fourth quarter of 2006, as discussed above, we began recording the financial results of two LLCs on an unconsolidated basis, and continued accounting for one LLC on a consolidated basis. The following tables represent summarized financial and other information related to the twenty-four LLCs which were accounted for under the equity method as of December 31, 2006:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(f.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(f.)	90%	Edwards Medical Plaza
RioMed Investments(k.)	80%	Rio Rancho Medical Center
Santa Fe Scottsdale(f.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(f.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(b.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(a.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(c.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(d.)	95%	Spring Valley Medical Office Building II
PCH Southern Properties(e.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties(h.)	95%	Canyon Springs Medical Plaza
Palmdale Medical Properties(i.)	95%	Palmdale Medical Plaza
653 Town Center Drive(j.)	95%	Summerlin Hospital Medical Office Building
DesMed(l.)	99%	Desert Springs Medical Plaza

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	We have committed to invest a total of up to $8.0 million in equity, of which $5.2 million has been funded in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of December 31, 2006, the LLC has an outstanding mortgage balance of $28.4 million from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(c.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2006, we have invested $2.6 million in equity and $485,000 in debt financing in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third-party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(d.)	We have committed to invest a total of up to $12.3 million ($3.4 million in equity, $79,000 of which was funded as of December 31, 2006, and $8.9 million in debt financing, of which $5.3 million has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2007.
(e.)	We have committed to invest up to $3.5 million in equity, of which $1.5 million has been funded as of December 31, 2006; additionally, $363,000 in debt financing has been funded as of December 31, 2006, in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. The LLC has a $6.8 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.

(f.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(g.)	We have committed to invest up to $6.6 million ($250,000 in equity, $53,000 of which has been funded as of December 31, 2006 and $6.3 million in debt financing or equity, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, operate and own the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. The LLC has a $15.7 million construction loan agreement with a third party, which is non-recourse to us, under which $2.8 million has been drawn as of December 31, 2006. This project is scheduled to be completed and opened during the third quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity, $67,000 of which has been funded as of December 31, 2006, and $500,000 in either equity and/or debt financing, none of which has been funded as of December 31, 2006) in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $14.2 million construction loan agreement with a third party, which is non-recourse to us, under which $2.9 million has been drawn as of December 31, 2006. This project is scheduled to be completed and opened during the third quarter of 2007.
(i.)	We have committed to invest up to $4.3 million in equity of which $86,000 has been funded as of December 31, 2006 in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own, and operate the Palmdale Medical Plaza in Palmdale, California. The LLC has a $9.9 million construction loan agreement with a third party, which is non-recourse to us, under which $1.6 million has been drawn as of December 31, 2006. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.
(j.)	Tenants of these medical office buildings include subsidiaries of UHS. As discussed above, we began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.
(k.)	Subsequent to December 31, 2006, the real estate assets of this LLC were sold.
(l.)	The membership interest of this entity is held by a master LLC in which we hold a 95% non-controlling ownership interest.

During the fourth quarter of 2005, we sold our non-controlling equity interest in West Highland Holdings, a LLC which owned the St. Jude Heritage Health Complex, located in California, in exchange for a $3.1 million note receivable which was collateralized by the entire ownership interest of the LLC. This transaction resulted in a deferred gain of $1.9 million which we recognized as income during 2006 when the cash proceeds to repay the note receivable were received by us.

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

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2006		2005	2004
	(amounts in thousands)
Revenues	$34,524		$31,689	$28,961

Operating expenses	14,853		13,993	12,069
Depreciation and amortization	6,213		5,484	5,006
Interest, net	10,021		9,033	7,600

Net income before gain	3,437		3,179	4,286
Gains on sales	—		1,693	1,192

Net income	$3,437		$4,872	$5,478

Our share of net income before gains on sales(a.)	$2,381		$3,559	$3,958
Our share of gains on sales	1,860	(a.)	1,043	1,009

Our share of net income	$4,241		$4,602	$4,967

(a.)	Consists of a previously deferred gain of $1.9 million resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005.

Included in the 2006 information presented above was the combined income statement information for two above-mentioned LLCs that we began accounting for on an unconsolidated basis during the fourth quarter of 2006, pursuant to the provisions of FIN 46R. The combined revenue amounts included in the table above for the fourth quarter of 2006 for these two properties were $834,000, the combined operating expenses were $377,000, the combined depreciation and amortization expenses were $172,000 and the combined net interest expense was $192,000. For the year ended December 31, 2006, the amount of combined revenue reflected on our consolidated income statement for these two LLCs while accounted for on a consolidated basis, and therefore not included in the table above, totaled $3.8 million, the amount of combined operating expenses were $1.6 million, the combined depreciation and amortization expenses were $736,000 and the combined net interest expense was $715,000. There was no impact on our net income as a result of recording these two LLCs on an unconsolidated basis.

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

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2006(a.)	2005
	(amounts in thousands)
Net property, including CIP	$210,241	$163,942
Other assets	16,840	19,685

Total assets	$227,081	$183,627

Liabilities	$3,930	$6,086
Mortgage notes payable, non-recourse to us	180,928	152,301
Notes payable to us	7,238	1,859
Equity	34,985	23,381

Total liabilities and equity	$227,081	$183,627

Our share of equity and notes receivable from LLCs	$47,223	$29,572

(a.)	Includes the assets, liabilities and equity related to the two LLCs discussed above which we began accounting for on an unconsolidated basis during the fourth quarter of 2006.

As of December 31, 2006, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2007	$18,299
2008	24,077
2009	9,688
2010	23,216
2011	11,245
Later	94,403

Total	$180,928

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

On May 1, 2005, we entered into an agreement with the unrelated third-party member to twenty-five of the LLCs in which we hold various ownership interests, whereby we agreed to restructure our ownership interests in five existing LLCs with the third-party member. During the second quarter of 2005, we paid approximately $2.5 million in cash to the third-party member as net consideration for these transactions based on an agreed upon fair market valuation for the properties. In connection with this agreement, we also established two master limited liability companies to hold certain of the jointly-owned LLCs and entered into a new ventures agreement that will govern all our future joint investments with this third-party member.

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

(10)	SEGMENT REPORTING

Our primary business is investing in and leasing healthcare and human service facilities through direct ownership or through joint ventures, which aggregate into a single reportable segment under SFAS 131. We actively manage our portfolio of healthcare and human service facilities and may from time to time make decisions to sell lower performing properties not meeting our long-term investment objectives. The proceeds of sales are typically reinvested in new developments or acquisitions, which we believe will meet our planned rate of return. It is our intent that all healthcare and human service facilities will be owned or developed for investment purposes. Our revenue and net income are generated from the operation of our investment portfolio.

Our portfolio is located throughout the United States; however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis, therefore we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.

(11)	QUARTERLY RESULTS (unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$8,359	$8,328	$8,395	$7,427	$32,509

Net Income	$4,948	$6,892	$15,725	$7,132	$34,697

Total basic earnings per share	$0.42	$0.58	$1.33	$0.60	$2.94

Total diluted earnings per share	$0.42	$0.58	$1.32	$0.60	$2.92

Included in net income during the third and fourth quarters of 2006 are gains on the asset exchange and substitution agreement with UHS of $11.3 million and $2.7 million, respectively. Revenues during the fourth quarter of 2006 exclude the $834,000 of combined revenues generated by two LLCs that we began recording on an unconsolidated basis during the fourth quarter of 2006.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$8,491	$8,345	$8,217	$8,285	$33,338

Net Income	$7,580	$6,205	$6,408	$5,230	$25,423

Total basic earnings per share	$0.64	$0.53	$0.54	$0.44	$2.16

Total diluted earnings per share	$0.64	$0.52	$0.54	$0.44	$2.15

Included in net income during the first quarter of 2005 is a gain on the sale of real property by a LLC of $1.0 million, or $.09 per diluted share. Included in net income during all four quarters of 2005 is $1.5 million, $1.2 million, $1.2 million and $750,000, respectively, related to the recovery of replacement costs of real estate assets at Wellington Regional Medical Center that were damaged by hurricanes during 2004.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2006

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition		Gross amount at which carried at close of period				Accumulated Depreciation as of Dec. 31, 2006		Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount		Land	Building & Improvements	CIP	Total

Inland Valley Regional Medical Center Wildomar, California	$2,050	$10,701	$12,088	(c.)	$2,050	$13,569	$9,220	$24,839	$5,704		2006	1986	43 Years

McAllen Medical Center McAllen, Texas	4,720	31,442	10,188		6,281	40,069		46,350	16,823		1994	1986	42 Years

Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	17,370	(c.)	1,663	31,549		33,212	7,652	(a.)	2006	1986	42 Years

The Bridgeway North Little Rock, Arkansas	150	5,395	4,571	(c.)	150	9,966		10,116	3,419		2006	1986	35 Years

Tri-State Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062		500	8,007		8,507	3,444		1993	1989	40 Years

Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837		158	8,241		8,399	6,309		1993	1986	25 Years

Fresno-Herndon Medical Plaza Fresno, California	1,073	5,266	95		1,073	5,361		6,434	1,438		1992	1994	45 Years

Family Doctor's Medical Office Building Shreveport, Louisiana	54	1,526	494		54	2,020		2,074	521		1991	1995	45 Years

Kelsey-Seybold Clinic at King's Crossing	439	1,618	232		439	1,850		2,289	444		1995	1995	45 Years

Professional Center at King's Crossing Kingwood, Texas	439	1,837	93		439	1,930		2,369	478		1995	1995	45 Years

Chesterbrook Academy Audubon, Pennsylvania	307	996	—		307	996		1,303	236		1996	1996	45 Years

Chesterbrook Academy New Britain, Pennsylvania	250	744	—		250	744		994	176		1991	1996	45 Years

Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—		180	815		995	193		1992	1996	45 Years

Chesterbrook Academy Newtown, Pennsylvania	195	749	—		195	749		944	178		1992	1996	45 Years

The Southern Crescent Center	1,130	5,092	173		1,130	5,265		6,395	1,232		1994	1996	45 Years

The Southern Crescent Center II Riverdale, Georgia	—	—	5,095		806	4,289		5,095	800		2000	1998	35 Years

The Cypresswood Professional Center Spring ,Texas	573	3,842	197		573	4,039		4,612	1,097		1997	1997	35 Years

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—		—	1,579		1,579	458		1999	1999	25 Years

Sheffield Medical Building Atlanta, Georgia	1,760	9,766	1,663		1,760	11,429		13,189	3,121		1999	1999	25 Years

Medical Center of Western Connecticut—Bldg. 73 (a.) Danbury, Connecticut	1,151	5,176	190		1,151	5,366		6,517	1,235		2000	2000	30 Years

Summerlin Hospital MOB II (b.) Las Vegas, Nevada	158	13,073	855		158	13,928		14,086	1,977		2000	2000	40 Years

TOTALS	$16,477	$127,618	$56,203		$19,317	$171,761	$9,220	$200,298	$56,935

a.	At December 31, 2006 this property had an outstanding mortgage balance of $3.8 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the Medical Center of Western Connecticut.
b.	At December 31, 2006 this property had an outstanding mortgage balance of $8.9 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010. The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB II.
c.	Includes Asset Exchange and Substitution Agreement transaction completed during the third quarter of 2006.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2006

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2004 to December 31, 2006:

	2006	2005	2004
Balance at January 1,	$210,594	$214,254	$182,417
Initial consolidation of variable interest entities	—	—	43,592
Impact of deconsolidating two LLCs	(31,804)	—	—
Property write-down due to hurricane damage	—	(10,621)	(2,931)
Sale of real property	—	—	(11,215)
Construction in progress	9,220	—	1,863
Other	—	(123)	—
Additions(a.)	12,288	7,084	528

Balance at December 31,	$200,298	$210,594	$214,254

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2004 to December 31, 2006:

	2006	2005	2004
Balance at January 1,	$57,729	$56,609	$52,075
Initial consolidation of variable interest entities	—	—	5,292
Impact of deconsolidating two LLCs	(6,232)	—	—
Property write-down due to hurricane damage	—	(4,362)	(1,068)
Sale of real property	—	—	(4,728)
Other	—	(21)	—
Current year depreciation expense	5,438	5,503	5,038

Balance at December 31,	$56,935	$57,729	$56,609

(a.)	2006 and 2005 amounts include replacement property recovered from UHS.

Exhibit Index

Exhibit No.	Exhibit

3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.2	Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.3	Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

10.1	Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2	Agreement dated December 29, 2006, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3	Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4	Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.5	Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6*	Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.7	Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.8*	Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.9	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.10	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.11	Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

Exhibit No.	Exhibit

10.12	Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.