Form 10-Q
period 2007-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2007-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of common shares of beneficial interest outstanding at April 30, 2007 – 11,795,479

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Base rental—UHS facilities	$3,062	$3,092
Base rental—Non-related parties	2,335	2,931
Bonus rental—UHS facilities	1,037	1,151
Tenant reimbursements and other—Non-related parties	585	884
Tenant reimbursements and other—UHS facilities	24	103

	7,043	8,161

Expenses:
Depreciation and amortization	1,260	1,334
Advisory fees to UHS	351	347
Other operating expenses	1,141	1,619

	2,752	3,300

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chamlette) and interest expense	4,291	4,861

Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the three months ended March 31, 2007)	947	725

Replacement property recovered from UHS—Chalmette	789	—

Interest expense	(362)	(726)

Income from continuing operations	$5,665	$4,860

Income from discontinued operations, net	146	88

Net income	$5,811	$4,948

Basic earnings per share:
From continuing operations	$0.48	$0.41
From discontinued operations	$0.01	$0.01

Total basic earnings per share	$0.49	$0.42

Diluted earnings per share:
From continuing operations	$0.48	$0.41
From discontinued operations	$0.01	$0.01

Total diluted earnings per share	$0.49	$0.42

Weighted average number of shares outstanding—Basic	11,792	11,778
Weighted average number of share equivalents	113	78

Weighted average number of shares and equivalents outstanding—Diluted	11,905	11,856

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets:

Real Estate Investments:
Buildings and improvements	$166,823	$171,761
Accumulated depreciation	(56,741)	(56,935)

	110,082	114,826
Land	18,243	19,317
Construction in progress	10,009	9,220

Net real estate investments	138,334	143,363

Investments in and advances to limited liability companies (“LLCs”)	46,614	47,223

Other Assets:
Cash and cash equivalents	828	798
Bonus rent receivable from UHS	1,037	1,025
Rent receivable – other	629	814
Deferred charges and other assets, net	1,280	916
Assets held for sale	5,020	—

Total Assets	$193,742	$194,139

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$14,000	$13,600
Mortgage note payable, non-recourse to us	3,817	3,849
Mortgage notes payable of consolidated LLCs, non-recourse to us	8,840	8,888
Accrued interest	78	84
Accrued expenses and other liabilities	2,854	2,857
Tenant reserves, escrows, deposits and prepaid rents	592	595
Liabilities of property held for sale	2	—

Total Liabilities	30,183	29,873

Minority interests	76	69

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2007—11,795,383; 2006 -11,791,950	118	118
Capital in excess of par value	187,721	187,524
Cumulative net income	310,685	304,874
Cumulative dividends	(335,041)	(328,319)

Total Shareholders’ Equity	163,483	164,197

Total Liabilities and Shareholders’ Equity	$193,742	$194,139

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,811	$4,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,291	1,365
Gain on sale of property by a LLC	(252)	—
Replacement property recovered from UHS - Chalmette	(789)	—
Changes in assets and liabilities:
Rent receivable	123	32
Accrued expenses and other liabilities	(39)	(99)
Tenant reserves, escrows, deposits and prepaid rents	35	39
Accrued interest	(6)	(17)
Other, net	113	(16)

Net cash provided by operating activities	6,287	6,252

Cash flows from investing activities:
Investments in LLCs	(478)	(1,703)
Repayments of advances made to LLCs	1,215	—
Advances made to LLCs	(1,211)	(1,099)
Cash distributions in excess of income from LLCs	353	29
Cash distributions from sales of property by a LLC	1,096	—
Additions to real estate investments	(424)	(474)

Net cash provided by (used in) investing activities	551	(3,247)

Cash flows from financing activities:
Net borrowings on line of credit	400	3,800
Financing costs	(527)	—
Repayments of mortgage notes payable of consolidated LLCs	(48)	(130)
Repayments of mortgage notes payable	(32)	(31)
Dividends paid	(6,722)	(6,596)
Issuance of shares of beneficial interest	121	19

Net cash used in financing activities	(6,808)	(2,938)

Increase in cash and cash equivalents	30	67
Cash and cash equivalents, beginning of period	798	1,717

Cash and cash equivalents, end of period	$828	$1,784

Supplemental disclosures of cash flow information:
Interest paid	$448	$774

Supplemental disclosures of non-cash transactions:
Replacement property recovered from UHS - Chalmette	$789	—

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended March 31, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7). As of March 31, 2007, we had investments or commitments in twenty-four limited liability companies (“LLCs”), twenty-three of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

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

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a Capital Addition at Inland Valley which is currently under construction and expected to be completed during 2007. UHS is obligated to complete the Inland Valley Capital Addition or, subject to our approval, offer to either provide alternative substitution property or pay to us an amount in cash equal to the substitution value of the Capital Addition. In the event the ultimate construction costs related to the Inland Valley Capital Addition exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%). Our future net income will include approximately $1.0 million of additional property recovered from UHS as the additional construction costs are incurred by UHS related to the Inland Valley Capital Addition, up to the $11.0 million of estimated total cost of construction.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 56% and 48% of our total revenue for the three month periods ended March 31, 2007 and 2006, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the four UHS hospital facilities accounted for approximately 24% of the combined consolidated and unconsolidated revenue for both three month periods ended March 31, 2007 and 2006. In addition, five medical office buildings (“MOBs”) (plus three additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

We are committed to invest up to $6.6 million ($250,000 in equity, $243,000 of which has been funded as of March 31, 2007, and $6.3 million in debt financing or equity, none of which has been funded as of March 31, 2007) in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB will be 60% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007.

Additionally, we are committed to invest up to $4.3 million in equity, of which $86,000 has been funded as of March 31, 2007, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale for a minimum term of five years. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

We are also committed to invest up to $12.3 million ($3.4 million in equity, $79,000 of which has been funded as of March 31, 2007, and $8.9 million in debt financing, $6.5 million of which has been funded as of March 31, 2007) in exchange for a 95% non-controlling interest in a limited liability company that will develop, construct, own and operate the Spring Valley Medical Office Building II, a second MOB on the campus of a UHS Hospital located in Las Vegas Nevada. This MOB will be 50% master leased by Valley Health Systems (“VHS”), a majority-owned subsidiary of UHS on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and VHS for a minimum term of five years. This MOB is scheduled to be completed and opened during the second quarter of 2007.

UHS Legal Proceedings: We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon UHS by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. UHS has informed us that, to the best of their knowledge, they have provided the documents requested in connection with both subpoenas and that they continue to cooperate in the investigation. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes their policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility after the December, 2011 scheduled expiration of the existing lease term.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $351,000 and $347,000 for the three months ended March 31, 2007 and 2006, respectively, and no incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although we have no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2007, UHS owned 6.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 56% of our consolidated revenues for the three months ended March 31, 2007, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov.

(3) Dividends

A dividend of $.57 per share or $6.7 million in the aggregate was declared by the Board of Trustees on March 2, 2007 and was paid on March 30, 2007 to shareholders of record as of March 16, 2007.

(4) Acquisitions and Dispositions

During the three months ended March 31, 2007, RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, sold the real property of Rio Rancho Medical Center, located in Gilbert, Arizona. Our share of the net proceeds from this divestiture was $1.1 million. This transaction resulted in a $252,000 gain which is included in “Equity in income of unconsolidated LLCs” on our condensed consolidated statements of income for the three months ending March 31, 2007.

Additionally, during the first quarter of 2007, we entered into an agreement to sell one of our consolidated medical office buildings. Completion of the sale transaction, which is subject to certain conditions that are usual and customary for sales of such assets, is expected to occur during the second quarter of 2007. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 and as assets and liabilities held for sale on our condensed consolidated balance sheet as of March 31, 2007.

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$5,811	$4,948
Other comprehensive income:
Adjustment for losses reclassified into income	—	34
Unrealized derivative gain on cash flow hedges	—	14

Comprehensive income	$5,811	$4,996

(6) Stock-Based Compensation

During the three months ended March 31, 2007 and 2006, compensation costs of $24,000 and $21,000, respectively, were recognized related to outstanding stock options and Dividend Equivalent Rights (“DERs”) that were granted or have vestings after December 31, 2006. As of March 31, 2007, there was approximately $447,000 of unrecognized compensation cost related to unvested options and DERs which is expected to be recognized over the vesting period. During the first quarter of 2007, there were 24,000 stock options and DERs issued under the 1997 Incentive Plan with a weighted-average grant-date fair value of $14.70 per option.

The 1997 Incentive Plan is scheduled to expire on June 22, 2007. Awards granted on or before the termination date shall remain exercisable, in accordance with their respective terms, after the termination of the Plan.

Subsequent to March 31, 2007, the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”) was approved and adopted by our Board of Trustees, subject to the approval of our shareholders. A total of 75,000 shares have been authorized for issuance under the 2007 Plan and there have been no shares issued under the 2007 Plan at March 31, 2007. Additionally, subsequent to March 31, 2007, the Board of Trustees approved the termination of the Universal Health Realty Income Trust’s Share Compensation Plan for outside Trustees.

(7) Summarized Financial Information of Equity Affiliates

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

Since January 1, 1995 through March 31, 2007, we have invested $61.8 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of March 31, 2007, short-term unsecured advances aggregated $7.4 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $46.6 million, as reflected on our condensed consolidated balance sheet as of March 31, 2007.

As of March 31, 2007, we had investments or commitments in twenty-four LLCs, twenty-three of which are accounted for by the equity method and one that is consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
Palmdale Medical Properties (i.)	95%	Palmdale Medical Plaza
653 Town Center Drive(j.)	95%	Summerlin Hospital Medical Office Building
DesMed(j.)	99%	Desert Springs Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of March 31, 2007, the LLC has a $28.3 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of March 31, 2007, we have invested $2.6 million in equity and $485,000 in debt financing (which was repaid during the first quarter of 2007)in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.3 million ($3.4 million in equity of which $79,000 has been funded and $8.9 million in debt financing, of which $6.5 million has been funded as of March 31, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2007.

(f.)	We have committed to invest a total of up to $10.3 million ($3.5 million in equity, of which $1.5 million has been funded as of March 31, 2007 and $6.8 million in debt financing, of which $363,000 has been funded as of March 31, 2007) in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center located in Gilbert, Arizona. The LLC has a $5.9 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $6.6 million ($250,000 in equity of which $243,000 has been funded as of March 31, 2007, and $6.3 million in equity or debt financing, none of which has been funded as of March 31, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $124,000 has been funded as of March 31, 2007, and $500,000 in either equity and/or debt financing, none of which has been funded as of March 31, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $14.2 million construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2007.
(i.)	We have committed to invest up to $4.3 million in equity of which $86,000 has been funded as of March 31, 2007 in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Palmdale Medical Plaza in Palmdale, California. The LLC has a $9.9 million construction loan commitment with a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(j.)	Tenants of these medical office buildings include subsidiaries of UHS. We began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended March 31,
	2007	2006
Revenues	$9,643	$8,252
Operating expenses	4,238	3,384
Depreciation and amortization	1,775	1,428
Interest, net	2,643	2,230

Net income before gain	987	1,210
Gain on sale of real property	339	—

Net income	$1,326	$1,210

Our share of net income before gain	$695	$725
Our share of gain on sale of real property	252	—

Our share of net income	$947	$725

As mentioned above, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis pursuant to the provisions of FIN 46R. For comparative purposes, during the first three months of 2006, on a combined basis, these entities generated approximately $1,177,000 of revenue, $219,000 of depreciation and amortization expense, $465,000 of other operating expenses and $227,000 of interest expense. There was no impact on our net income as a result of recording these two LLCs on an unconsolidated basis.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	March 31, 2007	December 31, 2006
	( in thousands)
Net property, including CIP	$216,782	$210,241
Other assets	17,982	16,840

Total assets	$234,764	$227,081

Other liabilities	$8,660	$3,930
Mortgage notes payable, non-recourse to us	184,875	180,928
Notes payable to us	7,378	7,238
Equity	33,851	34,985

Total liabilities and equity	$234,764	$227,081

Our share of equity and notes receivable from LLCs	$46,614	$47,223

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties, including one under construction, in California that are located in earthquake zones. These properties, in which we have invested a total of $5.2 million, are no longer covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

(8) Segment Reporting

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2007, we have forty-four real estate investments or commitments located in fourteen states consisting of:

•	six hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-four medical office buildings, including twenty-five owned by various LLCs, and;

•	four pre-school and childcare centers.

Forward Looking Statements and Certain Risk Factors

This report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities, including the government’s investigation of UHS’s South Texas Health Systems affiliates, which includes McAllen Medical Center, as described herein;

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

•

three LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

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

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Beginning with the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these LLCs related to the periods prior to the fourth quarter of 2006 are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of the change in accounting for these LLCs.

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

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

Relationship with Universal Health Services, Inc. (“UHS”) — UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Our officers are all employees of UHS and although we have no salaried employees, our officers do receive stock-based compensation from time-to-time.

We commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Certain subsidiaries of UHS lease four hospital facilities from us and are tenants in several medical office buildings owned by limited liability companies in which we hold non-controlling ownership interests.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Prior to the fourth quarter 2006, these LLCs were included in our financial results on a consolidated basis in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). Commencing in the fourth quarter of 2006, the revenues and expenses of these LLCs are no longer included in our consolidated revenues and expenses, but instead, our share of the net income generated from each of these LLCs in included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these two LLCs. The following table shows the combined operating results for these two LLCs during the period the results were recorded on a consolidated basis. The “As Adjusted” column on the table below presents our consolidated income statement for the three month period ended March 31, 2006 as if we deconsolidated these two LLCs for the quarter ended March 31, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

	As Reported for the three months ended March 31, 2006	Combined results for two LLCs during three month ended March 31, 2006	As Adjusted three months ended March 31, 2006	As Reported for the three months ended March 31, 2007
Revenues	$8,161	$(1,177)	$6,984	$7,043
Expenses:
Depreciation and amortization	1,334	(219)	1,115	1,260
Advisory fee to UHS	347	—	347	351
Other operating expenses	1,619	(465)	1,154	1,141

	3,300	(684)	2,616	2,752

Income before equity in unconsolidated LLCs, property damage recovered from UHS and interest expense	4,861	(493)	4,368	4,291
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the three months ended March 31, 2007)	725	266	991	947
Replacement property recovered from UHS—Chalmette	—	—	—	789
Interest expense	(726)	227	(499)	(362)

Income from continuing operations	$4,860	—	$4,860	$5,665

For the quarters ended March 31, 2007 and 2006, income from continuing operations totaled $5.7 million and $4.9 million, or $.48 and $.41 per diluted share, respectively. Income from discontinued operations totaled $146,000, or $.01 per diluted share, during the first quarter of 2007 and $88,000, or $.01 per diluted share, during the first quarter of 2006. Net income was $5.8 million, or $.49 per diluted share, during the three months ended March 31, 2007 as compared to $4.9 million, or $.42 per diluted share, during the comparable prior year quarter. The increase of $800,000, or $.07 per diluted share, in income from continuing operations during the first quarter of 2007, as compared to the first quarter of 2006, was primarily attributable to:

•

a favorable change of $789,000, or $.07 per diluted share, resulting from the gain recognized during the first quarter of 2007 in connection with the Chalmette asset exchange and substitution transaction, as discussed herein;

•

a favorable change of $252,000, or $.02 per diluted share, resulting from a gain recorded during the first quarter of 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest, and;

•

other combined unfavorable changes of $236,000, or $.02 per diluted share, partially resulting from increased depreciation expense recorded during the first quarter of 2007 on the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction.

Total revenue decreased $1.1 million during the three months ending 2007, as compared to the comparable prior year quarter, primarily due to the recording of two LLCs on an unconsolidated basis during the first quarter of 2007, as indicated above.

Other operating expenses decreased $478,000 during the first quarter of 2007, as compared to the comparable prior year quarter, due primarily to the $465,000 of expenses related to the LLC impact, as indicated above. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $782,000 and $1.3 million for the three month periods ended March 31, 2007 and 2006, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, (after adjusting for the $227,000 LLC impact as indicated above), decreased $137,000 during the three months ended March 31, 2007, as compared to the comparable prior year quarter, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average cost of funds.

During the three months ended March 31, 2007 and 2006, we recorded equity in income of unconsolidated LLCs of $947,000 and $725,000, respectively. After giving effect to the $266,000 LLC impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $44,000 during the first quarter of 2007, as compared to the comparable prior year quarter, due primarily to: (i) combined net decreases of $186,000 in income at various LLCs, partially due to a loss incurred at a newly constructed MOB that opened in March of 2006; (ii) a decrease of $110,000 due to increased interested expense incurred by a LLC during the first quarter of 2007 as a result of increased borrowings from the refinancing of third-party debt, that is non-recourse to us, during the third quarter of 2006, partially offset by; (iii) a $252,000 gain recorded on the sale of real property by a LLC during the first quarter of 2007.

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

Below is a reconciliation of our reported net income to FFO for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$5,811	$4,948
Plus: Depreciation and amortization expense:
Consolidated investments	1,244	1,312
Unconsolidated affiliates	1,350	1,026
Discontinued operations	31	31
Less: Gain on LLC’s sale of real property	(252)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(789)	—

Funds from operations (FFO)	$7,395	$7,317

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $6.3 million for both three month periods ended March 31, 2007 and 2006.

The $35,000 net increase was attributable to:

•

an unfavorable change of $252,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property by a LLC and replacement property recovered from UHS (Chalmette);

•	a favorable change of $91,000 in rent receivable;

•	a favorable change of $60,000 in accrued expenses and other liabilities;

•	an unfavorable change of $4,000 in tenant reserves, escrows, deposits and prepaid rents

•	a favorable change of $11,000 in accrued interest and;

•	$129,000 of other favorable changes.

The $252,000 unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was primarily due to a $296,000 unfavorable change resulting from a decrease in equity in income of unconsolidated LLCs, as discussed above (excludes the gain from the first quarter of 2007)

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $551,000 during the three months ended March 31, 2007 as compared to ($3.2 million) during the three months ended March 31, 2006.

During the three month period ended March 31, 2007, we funded equity investments of $478,000, funded $1.2 million of advances to LLCs and spent $424,000 on capital additions to certain of our real estate investments. Also during the three month period ended March 31, 2007, we received: (i) $1.2 million from LLCs for repayment of advances; (ii) $1.1 million of cash proceeds related to the sale of real property by a LLC, and; (iv) $353,000 of cash distributions in excess of income from our unconsolidated LLCs.

During the three month period ended March 31, 2006, we funded equity investments of $1.7 million, issued $1.1 million of advances to LLCs and spent $474,000 on capital additions to certain of our real estate investments and received $29,000 of other cash distributions in excess of income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $6.8 million during the three months ended March 31, 2007 and $2.9 million during the three months ended March 31, 2006.

During the three month period ended March 31, 2007, we had net debt borrowings of $400,000 on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $6.7 million of dividends, paid $80,000 on mortgage notes payable that are non-recourse to us and generated $121,000 of cash from the issuance of shares of beneficial interest. During the three month period ended March 31, 2006, we had net debt borrowings of $3.8 million on our revolving line of credit, paid $6.6 million in dividends, paid $161,000 on mortgage notes payable that are non-recourse to us and generated $19,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.57 per share was paid on March 30, 2007 to shareholders of record as of March 16, 2007.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Section 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2007, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At March 31, 2007, we had $ 14.0 million of outstanding borrowings and $18.1 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At March 31, 2007, we had approximately $67.9 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2007. The carrying value of this instrument approximates fair value.

We have two mortgages, which are non-recourse to us, included in our consolidated balance sheet as of March 31, 2007 with a combined outstanding balance of $12.7 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at March 31, 2007 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,817	8.3%	2010
Summerlin Hospital MOB II	8,840	8.3%	2010

Total	$12,657

Off Balance Sheet Arrangements

As of March 31, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at March 31, 2007 totaled $18.1 million consisting of: (i) $901,000 related to Arlington Medical Properties; (ii) $614,000 related to Spring Valley Medical Properties; (iii) $1.3 million related to Sierra Medical

Properties; (iv) $6.0 million related to Centennial Medical Properties; (v) $5.4 million related to Canyon Healthcare Properties; and, (vi) $3.9 million related to Palmdale Medical Properties. The $901,000 letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.2 million has been funded. The $1.3 million letter of credit for Sierra Medical Properties is the remainder under our construction commitment to Sierra Medical Properties, of which $2.6 million has been funded. The $6.0 million letter of credit is related to our construction commitment to Centennial Medical Properties of which $243,000 has been funded. The $5.4 million letter of credit is related to our construction commitment to Canyon Healthcare Properties of which $124,000 has been funded. The $3.9 million letter of credit is related to our construction commitment to the Palmdale Medical Plaza of which $86,000 has been funded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2007. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

As of March 31, 2007, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K dated December 31, 2006.

Item 6.	Exhibits

10.1 Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s current report on Form 8-K dated as of January 24, 2007, is incorporated herein by reference.

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

Date: May 8, 2007	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle,
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated as of January 24, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002