Form 10-Q
period 2007-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2007-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of common shares of beneficial interest outstanding at July 31, 2007 – 11,835,180

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2007 and 2006

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Base rental - UHS facilities	$3,053	$3,094	$6,115	$6,186
Base rental - Non-related parties	2,374	2,964	4,709	5,895
Bonus rental - UHS facilities	1,035	1,104	2,072	2,255
Tenant reimbursements and other - Non-related parties	564	880	1,149	1,764
Tenant reimbursements and other - UHS facilities	53	94	77	197

	7,079	8,136	14,122	16,297

Expenses:
Depreciation and amortization	1,254	1,341	2,509	2,675
Advisory fees to UHS	356	355	707	702
Other operating expenses	1,075	1,536	2,216	3,155

	2,685	3,232	5,432	6,532

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chalmette), and interest expense	4,394	4,904	8,690	9,765
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the six months ended June 30, 2007 and a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the three and six months ended June 30, 2006)	701	2,540	1,648	3,265

Replacement property recovered from UHS - Chalmette	939	—	1,728	—

Interest expense	(428)	(630)	(795)	(1,356)

Income from continuing operations	5,606	6,814	11,271	11,674

Income from discontinued operations, net (including gain on sale of real property of $2,270 during the three and six months ending June 30, 2007)	2,365	78	2,511	166

Net income	$7,971	$6,892	$13,782	$11,840

Basic earnings per share:
From continuing operations	$0.48	$0.57	$0.96	$0.99
From discontinued operations	$0.20	$0.01	$0.21	$0.02

Total basic earnings per share	$0.68	$0.58	$1.17	$1.01

Diluted earnings per share:
From continuing operations	$0.47	$0.57	$0.95	$0.98
From discontinued operations	$0.20	$0.01	$0.21	$0.02

Total diluted earnings per share	$0.67	$0.58	$1.16	$1.00

Weighted average number of shares outstanding - Basic	11,807	11,782	11,800	11,780
Weighted average number of share equivalents	38	79	75	79

Weighted average number of shares and equivalents outstanding - Diluted	11,845	11,861	11,875	11,859

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets:
Real Estate Investments:
Buildings and improvements	$166,895	$171,761
Accumulated depreciation	(57,987)	(56,935)

	108,908	114,826
Land	18,244	19,317
Construction in progress	10,947	9,220

Net Real Estate Investments	138,099	143,363

Investments in and advances to limited liability companies (“LLCs”)	46,925	47,223

Other Assets:
Cash and cash equivalents	845	798
Bonus rent receivable from UHS	1,035	1,025
Rent receivable - other	699	814
Deferred charges and other assets, net	1,292	916

Total Assets	$188,895	$194,139

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$8,300	$13,600
Mortgage note payable, non-recourse to us	3,783	3,849
Mortgage note payable of consolidated LLC, non-recourse to us	8,790	8,888
Accrued interest	72	84
Accrued expenses and other liabilities	2,072	2,857
Tenant reserves, escrows, deposits and prepaid rents	560	595

Total Liabilities	23,577	29,873

Minority interest	79	69

Shareholders’ Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2007 - 11,834,805; 2006 - 11,791,950	118	118
Capital in excess of par value	188,309	187,524
Cumulative net income	318,656	304,874
Cumulative dividends	(341,844)	(328,319)

Total Shareholders’ Equity	165,239	164,197

Total Liabilities and Shareholders’ Equity	$188,895	$194,139

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,782	$11,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,509	2,738
Gain on sale of property	(2,270)	—
Gain on sale of property by a LLC	(252)	—
Gain on sale of our interest in a LLC	—	(1,860)
Replacement property recovered from UHS - Chalmette	(1,728)	—
Changes in assets and liabilities:
Rent receivable	105	(67)
Accrued expenses and other liabilities	(785)	320
Tenant reserves, escrows, deposits and prepaid rents	(35)	163
Accrued interest	(12)	(34)
Other, net	48	62

Net cash provided by operating activities	11,362	13,162

Cash flows from investing activities:
Investments in LLCs	(638)	(4,828)
Repayments of advances made to LLCs	9,789	1,082
Advances made to LLCs	(15,492)	(3,817)
Cash distributions in excess of income from LLCs	536	371
Proceeds received from sale of our interest in a LLC	—	3,102
Cash distributions from sale of property by a LLC	1,096	—
Cash distributions of refinancing proceeds from LLCs	5,452	304
Cash received from sale of property	7,280	—
Additions to real estate investments	(496)	(638)

Net cash provided by (used in) investing activities	7,527	(4,424)

Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	(5,300)	4,300
Financing costs paid	(527)	—
Repayments of mortgage notes payable of consolidated LLCs	(98)	(260)
Repayments of mortgage notes payable	(66)	(61)
Dividends paid	(13,525)	(13,253)
Share repurchase	(236)	—
Issuance of shares of beneficial interest	910	143

Net cash used in financing activities	(18,842)	(9,131)

Increase (decrease) in cash and cash equivalents	47	(393)
Cash and cash equivalents, beginning of period	798	1,717

Cash and cash equivalents, end of period	$845	$1,324

Supplemental disclosures of cash flow information:
Interest paid	$818	$1,288

Supplemental disclosures of non-cash transactions:
Replacement property recovered from UHS - Chalmette	$1,728	—

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7). As of June 30, 2007, we had investments or commitments in twenty-four limited liability companies (“LLCs”), twenty-three of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

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

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing certain assets from subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with base rents set forth in the leases effective for all but the last two renewal terms. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon base rental. This lease amendment was in connection with certain concessions granted by UHS with respect to the renewal of other leases. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

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

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. In the event the ultimate construction costs related to the Inland Valley Capital Addition exceed $11.0 million, the excess will be paid in cash by us to UHS and UHS will pay incremental rent on the excess at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%). The table below details the renewal options and terms for each of the four UHS hospital facilities:

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 57% and 48% of our total revenue for both the three and six month periods ended June 30, 2007 and 2006, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the four UHS hospital facilities accounted for approximately 23% and 24% of the combined consolidated and unconsolidated revenue for both the three and six month periods ended June 30, 2007 and 2006, respectively. In addition, six medical office buildings (“MOBs”) (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

We are committed to invest up to $6.6 million ($250,000 in equity, $243,000 of which has been funded as of June 30, 2007, and $6.3 million in debt financing or equity, none of which has been funded as of June 30, 2007) in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB will be 60% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and VHS. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. At June 30, 2007, $8.2 million of third-party debt has been drawn against this $15.7 million construction loan commitment. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2007.

Additionally, we are committed to invest up to $4.3 million in equity, of which $86,000 has been funded as of June 30, 2007, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the

Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and UHS of Palmdale. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us. At June 30, 2007, $4.1 million of third-party debt has been drawn against this $9.9 million construction loan commitment. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

We are also committed to invest up to $12.3 million ($3.4 million in equity, $79,000 of which has been funded as of June 30, 2007, and $8.9 million in debt financing, $7.3 million of which has been funded as of June 30, 2007) in exchange for a 95% non-controlling interest in a limited liability company that developed, constructed, owns and operates the Spring Valley Medical Office Building II, a second MOB on the campus of a UHS Hospital located in Las Vegas Nevada. This MOB was completed and opened during the second quarter of 2007.

UHS Legal Proceedings: We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon UHS by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. UHS has informed us that, to the best of their knowledge, they have provided the documents requested in connection with both subpoenas and that they continue to cooperate in the investigation. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees, and UHS is cooperating with this Grand Jury investigation. UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $356,000 and $355,000 for the three months ended June 30, 2007 and 2006, respectively, and $707,000 and $702,000 for the six month periods ended June 30, 2007 and 2006, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although we have no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of June 30, 2007, and 2006, UHS owned 6.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 57% and 56% of our consolidated revenues for the three and six months ended June 30, 2007, respectively, and since UHS is also our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein

(3) Dividends

A dividend of $.575 per share or $6.8 million in the aggregate was declared by the Board of Trustees on June 1, 2007 and was paid on June 29, 2007 to shareholders of record as of June 15, 2007.

(4) Acquisitions and Dispositions

During the second quarter of 2007, we completed the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” on our condensed consolidated statements of income for the three and six months ended June 30, 2007.

During the six months ended June 30, 2007, RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, sold the real property of Rio Rancho Medical Center, located in Gilbert, Arizona. Our share of the net proceeds from this divestiture was $1.1 million. This transaction resulted in a $252,000 gain which is included in “Equity in income of unconsolidated LLCs” on our condensed consolidated statements of income for the six months ended June 30, 2007.

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,971	$6,892	$13,782	$11,840
Other comprehensive income:
Adjustment for derivative losses reclassified into income	—	23	—	57
Unrealized derivative gains/(losses) on cash flow hedges	—	9	—	23

Comprehensive income	$7,971	$6,924	$13,782	$11,920

(6) Stock-Based Compensation

Compensation costs of $37,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively, and $61,000 and $42,000 for the six month periods ended June 30, 2007 and 2006, respectively, were recognized related to outstanding stock options and Dividend Equivalent Rights (“DERs”) that were granted or have vestings after December 31, 2005. As of June 30, 2007, there was approximately $410,000 of unrecognized compensation cost related to unvested options and DERs which is expected to be recognized over the vesting period. During the first six months of 2007, there were 24,000 stock options and DERs issued under the 1997 Incentive Plan with a weighted-average grant-date fair value of $14.70 per option.

The 1997 Incentive Plan expired on June 22, 2007. Awards granted on or before the termination date shall remain exercisable, in accordance with their respective terms, after the termination of the Plan.

During the second quarter of 2007, our Board of Trustees approved and adopted the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan was also approved by our shareholders during the second quarter of 2007. A total of 75,000 shares have been authorized for issuance under the 2007 Plan and there have been no shares issued under the 2007 Plan at June 30, 2007. Additionally, during the second quarter of 2007, the Board of Trustees approved the termination of the Universal Health Realty Income Trust’s Share Compensation Plan for outside Trustees.

(7) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary as a result of our level of investment in the entity. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regard to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these three LLCs were considered to be variable interest entities. In addition, we were the primary beneficiary of these three LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Commencing in the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, the net income generated from each of these two LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these two LLCs related to the periods prior to the fourth quarter of 2006 are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of recording of the financial results of these LLCs on a consolidated or an unconsolidated basis. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

Since January 1, 1995 through June 30, 2007, we have invested $62.1 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of June 30, 2007, short-term unsecured advances aggregated $12.9 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $46.9 million, as reflected on our condensed consolidated balance sheet as of June 30, 2007.

As of June 30, 2007, we had investments or commitments in twenty-four LLCs, twenty-three of which are accounted for by the equity method and one that is consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
Palmdale Medical Properties (i.)	95%	Palmdale Medical Plaza
653 Town Center Drive(j.)	95%	Summerlin Hospital Medical Office Building
DesMed(j.)	99%	Desert Springs Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of June 30, 2007, the LLC has a $28.2 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Sierra San Antonio Medical Plaza located in Fontana, California. As of June 30, 2007, we have invested $2.6 million in equity and $485,000 in debt financing (which was repaid during the first quarter of 2007) in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.3 million ($3.4 million in equity of which $79,000 has been funded and $8.9 million in debt financing, of which $7.3 million has been funded as of June 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building, tenants of which may include subsidiaries of UHS, opened during the second quarter of 2007.
(f.)

We have committed to invest a total of up to $10.3 million ($3.5 million in equity, of which $1.5 million has been funded as of June 30, 2007 and $6.8 million in debt financing, of which $363,000 has been funded as of June 30, 2007) in exchange for a 95% non-controlling ownership interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East

Valley Care Center, a single tenant medical office building, located in Gilbert, Arizona. The LLC has a $5.9 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.

(g.)	We have committed to invest up to $6.6 million ($250,000 in equity of which $243,000 has been funded as of June 30, 2007, and $6.3 million in equity or debt financing, none of which has been funded as of June 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $209,000 has been funded as of June 30, 2007, and $500,000 in either equity and/or debt financing, none of which has been funded as of June 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $14.2 million construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2007.
(i.)	We have committed to invest up to $4.3 million in equity of which $86,000 has been funded as of June 30, 2007 in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Palmdale Medical Plaza in Palmdale, California. The LLC has a $9.9 million construction loan commitment with a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(j.)	Tenants of these medical office buildings include subsidiaries of UHS. We began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(amounts in thousands)
Revenues	$10,865	$8,451		$20,508	$16,703

Operating expenses	4,631	3,742		8,869	7,126
Depreciation and amortization	2,003	1,448		3,778	2,876
Interest, net	3,212	2,375		5,855	4,605

Net income before gain	1,019	886		2,006	2,096
Gain on sale of real property	—	—		339	—

Net income	$1,019	$886		$2,345	$2,096

Our share of net income before gain	$701	$680		$1,396	$1,405
Our share of gain on sale of real property	—	—		252	—

Our share of net income	$701	$680	(a.)	$1,648	$1,405	(a.)

(a.)	Our share of net income for the three and six months ended June 30, 2006, excludes a previously deferred gain of $1.9 million resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005.

As mentioned above, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis pursuant to the provisions of FIN 46R. For comparative purposes, during the first three months ended June 30, 2006, on a combined basis, these entities generated approximately $1.2 million of revenue, $220,000 of depreciation and amortization expense, $452,000 of other operating expenses and $227,000 of interest expense. During the six month period ending June 30, 2006, these entities generated, on a combined basis, approximately $2.4 million of revenue, $439,000 of depreciation and amortization expense, $917,000 of other operating expenses and $454,000 of interest expense. There was no impact on our net income as a result of recording these two LLCs on an unconsolidated basis.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	June 30, 2007	December 31, 2006
	( in thousands)
Net property, including CIP	$227,422	$210,241
Other assets	16,898	16,840

Total assets	$244,320	$227,081

Other liabilities	$8,632	$3,930
Mortgage notes payable, non-recourse to us	196,494	180,928
Notes payable to us	12,882	7,238
Equity	26,312	34,985

Total liabilities and equity	$244,320	$227,081

Our share of equity and notes receivable from LLCs	$46,925	$47,223

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2007, we have forty-three real estate investments or commitments located in fourteen states consisting of:

•	six hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-three medical office buildings, including twenty-four owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities, including the government’s investigation of UHS’s South Texas Health Systems affiliates, which includes McAllen Medical Center;

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

•	competition for our operators from other REITs in areas which we own properties;

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these three LLCs were considered to be variable interest entities. In addition, we were the primary beneficiary of these three LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Beginning with the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these two LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these two LLCs related to the periods prior to the fourth quarter of 2006 are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of the change in accounting for these LLCs.

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

We commenced operations in 1986 by purchasing certain assets from subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Certain subsidiaries of UHS lease four hospital facilities from us and are tenants in several medical office buildings owned by limited liability companies in which we hold non-controlling ownership interests.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Prior to the fourth quarter 2006, these LLCs were included in our financial results on a consolidated basis in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). Commencing in the fourth quarter of 2006, the revenues and expenses of these LLCs are no longer included in our consolidated revenues and expenses, but instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these two LLCs. The following tables show the combined operating results for these two LLCs during the periods the results were recorded on a consolidated basis. The “As Adjusted” column on the tables below presents our consolidated income statement for the three and six month periods ended June 30, 2006 as if we deconsolidated these two LLCs for the three and six months ended June 30, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

Three Months Ended:

	As Reported for the three months ended June 30, 2006	Combined results for two LLCs during three month ended June 30, 2006	As Adjusted three months ended June 30, 2006	As Reported for the three months ended June 30, 2007
Revenues	$8,136	$(1,200)	$6,936	$7,079
Expenses:
Depreciation and amortization	1,341	(220)	1,121	1,254
Advisory fee to UHS	355	—	355	356
Other operating expenses	1,536	(452)	1,084	1,075

	3,232	(672)	2,560	2,685

Income before equity in unconsolidated LLCs, replacement property recovered from UHS, gain on sale of real property and interest expense	4,904	(528)	4,376	4,394
Equity in income of unconsolidated LLCs (including recognition of a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the three and six months ended June 30, 2006)	2,540	301	2,841	701
Replacement property recovered from UHS—Chalmette	—	—	—	939
Interest expense	(630)	227	(403)	(428)

Income from continuing operations	$6,814	—	$6,814	$5,606

Six Months Ended:

	As Reported for the six months ended June 30, 2006	Combined results for two LLCs during six month ended June 30, 2006	As Adjusted six months ended June 30, 2006	As Reported for the six months ended June 30, 2007
Revenues	$16,297	$(2,377)	$13,920	$14,122
Expenses:
Depreciation and amortization	2,675	(439)	2,236	2,509
Advisory fee to UHS	702	—	702	707
Other operating expenses	3,155	(917)	2,238	2,216

	6,532	(1,356)	5,176	5,432

Income before equity in unconsolidated LLCs, replacement property recovered from UHS, gain on sale of real property and interest expense	9,765	(1,021)	8,744	8,690
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the six months ended June 30, 2007 and a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the three and six months ended June 30, 2006)	3,265	567	3,832	1,648
Replacement property recovered from UHS—Chalmette	—	—	—	1,728
Interest expense	(1,356)	454	(902)	(795)

Income from continuing operations	$11,674	—	$11,674	$11,271

For the quarters ended June 30, 2007 and 2006, income from continuing operations totaled $5.6 million and $6.8 million, or $.47 and $.57 per diluted share, respectively. Income from discontinued operations totaled $2.4 million, or $.20 per diluted share, during the second quarter of 2007 and $78,000, or $.01 per diluted share, during the second quarter of 2006. Favorably impacting income from discontinued operations during the second quarter of 2007 was a gain of $2.3 million, or $.19 per diluted share, realized on the sale of a medical office building. Net income was $8.0 million, or $.67 per diluted share, during the three months ended June 30, 2007 as compared to $6.9 million, or $.58 per diluted share, during the comparable prior year quarter. The decrease of $1.2 million, or $.10 per diluted share, in income from continuing operations during the second quarter of 2007, as compared to the second quarter of 2006, was primarily attributable to:

•

a favorable change of $939,000, or $.08 per diluted share, resulting from the gain recognized during the second quarter of 2007 in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006;

•

an unfavorable change of $1.9 million, or $.16 per diluted share, resulting from a previously deferred gain which was recognized during the second quarter of 2006 in connection with the sale of our interest in an unconsolidated LLC, and;

•

other combined unfavorable changes of $287,000, or $.02 per diluted share, partially resulting from increased depreciation expense recorded during the second quarter of 2007 on the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006, as well as a decrease in income from the unconsolidated LLCs, partially resulting from increased interest and depreciation expense recorded at the LLC level.

For the six month period ended June 30, 2007 and 2006, income from continuing operations was $11.3 million and $11.7 million, or $.95 and $.98 per diluted share, respectively. Income from discontinued operations totaled $2.5 million, or $.21 per diluted share for the six month period ended June 30, 2007 as compared to $166,000 or $.02 per diluted share, for the six month period ended June 30, 2006. Included in income from discontinued operations for the six month period ended June 30, 2007 was a gain of $2.3 million, or $.19 per diluted share, realized on the sale of a medical office building. The decrease of $403,000, or $.03 per diluted share, in income from continuing operations during the six months ended June 30, 2007, as compared to the comparable 2006 period was primarily attributable to:

•

a favorable change of $1.7 million or $.15 per diluted share, resulting from the gain recognized during the six months ending June 30, 2007 in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006;

•

a favorable change of $252,000, or $.02 per diluted share, resulting from the gain recorded during the six months ending June 30, 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•

an unfavorable change of $1.9 million, or $.16 per diluted share, resulting from a previously deferred gain which was recognized during the six months ending June 30, 2006 in connection with the sale of our interest in an unconsolidated LLC, and;

•

other combined unfavorable changes of $523,000, or $.04 per diluted share, partially resulting from increased depreciation expense recorded during the six months ending June 30, 2007 on the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006, as well as increased interest and depreciation expense recorded at the LLC level.

Total revenue decreased $1.1 million and $2.2 million during the three and six months ending June 30, 2007, respectively, as compared to the comparable prior year periods, primarily due to the recording of two LLCs on an unconsolidated basis during 2007, as indicated above.

Other operating expenses decreased $461,000 and $939,000 during the three and six month periods ending June 30, 2007, respectively, as compared to the comparable prior year periods, due primarily to the $452,000 and $917,0007, respectively, of expenses related to the LLC impact, as detailed above. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $783,000 and $1.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $1.6 million and $2.7 million for the six month periods ended June 30, 2007 and 2006, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, (after adjusting for the $227,000 LLC impact as indicated above), increased $25,000 during the three months ended June 30, 2007, as compared to the comparable prior year quarter, and decreased $107,000 during the six months ended June 30, 2007, as compared to the prior year period (after adjusting for the $454,000 LLC impact for the six month period, as indicated above). The $107,000 decrease in interest expense for the six month period ending June 30, 2007, as compared to the prior year period, is due primarily to a decrease in our average outstanding borrowings.

During the three months ended June 30, 2007 and 2006, we recorded equity in income of unconsolidated LLCs of $701,000 and $2.5 million, respectively. After giving effect to the $301,000 LLC impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $2.1 million during the second quarter of 2007, as compared to the comparable prior year quarter, due primarily to: (i) the recognition of a previously deferred gain of $1.9 million during the second quarter of 2006, and; (ii) $200,000 of other combined unfavorable changes resulting primarily from increased interest and depreciation expense.

During the six months ended June 30, 2007 and 2006, we recorded equity in income of unconsolidated LLCs of $1.6 million and $3.6 million, respectively. After giving effect to the $567,000 LLC six month impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $2.2 million during the six month period of 2007, as compared to the comparable 2006 period, due primarily to: (i) the recognition of a previously deferred gain of $1.9 million during the six month period of 2006; (ii) a $252,000 gain recorded on the sale of real property by a LLC during the first six months of 2007, and; (iii) $550,000 of other combined unfavorable changes resulting primarily from increased interest and depreciation expense.

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,971	$6,892	$13,782	$11,840

Plus: Depreciation and amortization expense:
Consolidated investments	1,215	1,318	2,490	2,630
Unconsolidated affiliates	1,440	1,066	2,790	2,092
Discontinued operations	—	31	—	62
Less: Gain on sale of real property – discontinued operations	(2,270)	—	(2,270)	—
Gain on LLC’s sale of real property	—	—	(252)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(939)	—	(1,728)	—
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	(1,860)	—	(1,860)

Funds from operations (FFO)	$7,417	$7,447	$14,812	$14,764

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $11.4 million and $13.2 million for six month periods ended June 30, 2007 and 2006, respectively.

The $1.8 million net decrease was attributable to:

•

an unfavorable change of $677,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property, gain on sale of property by a LLC, gain on sale of our interest in a LLC and replacement property recovered from UHS (Chalmette));

•	a favorable change of $172,000 in rent receivable;

•	an unfavorable change of $1.1 million in accrued expenses and other liabilities as discussed below, and;

•	an unfavorable change of $198,000 in tenant reserves, escrows, deposits and prepaid rents.

The $677,000 unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was primarily due to a $576,000 decrease in equity in income of unconsolidated LLCs, resulting primarily from increased interest and depreciation expense during the first six months of 2007 as compared to the comparable prior year period. (excludes the gains recorded in the six month periods of 2007 and 2006, and the LLC impact as indicated above).

The $1.1 million unfavorable change in accrued expenses and other liabilities is primarily the result of the exercise and settlement of an aggregate of 50,000 Dividend Equivalent Rights (“DERs”), which were scheduled to expire during the second quarter of 2007, by each of our executive officers and one Trustee. Under our 1997 Incentive Plan, the holder of a DER is credited with amounts equal to the dividends payable with respect to the number of shares of beneficial interest covered by the award as if such shares had been issued and outstanding on the record date related to such dividend. The total DER settlement during the second quarter of 2007 was $951,000. The DER cash settlement, after withholding taxes, if applicable, was returned to us to satisfy the cost of stock option exercises, which were also transacted during the second quarter of 2007, and is reflected in “Cash flows from financing activities” on the Condensed Consolidated Statements of Cash Flows.

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $7.5 million during the six months ended June 30, 2007 as compared to ($4.4 million) during the six months ended June 30, 2006.

During the six month period ended June 30, 2007, we funded $638,000 of equity investments, funded $15.5 million of advances to LLCs and spent $496,000 on capital additions to certain of our real estate investments. Also during the six month period ended June 30, 2007, we received: (i) $9.8 million from LLCs for repayments of advances; (ii) $7.3 million from the sale of real property; (iii) $5.5 million related to debt refinancing by LLCs; (iv) $1.1 million of cash proceeds related to the sale of real property by a LLC, and; (v) $536,000 of cash distributions in excess of income from our unconsolidated LLCs.

During the six month period ended June 30, 2006, we funded equity investments of $4.8 million, issued $3.8 million of advances to LLCs and spent $638,000 on capital additions to certain of our real estate investments. Also during the six month period ended June 30, 2006, we received: (i) $1.1 million from a LLC for a partial repayment of an advance; (ii) $3.1 million of cash proceeds related to the sale of our interest in a LLC; (iii) $371,000 of other cash distributions in excess of income from our unconsolidated LLCs, and; (iv) $304,000 of cash proceeds related to debt refinancing by LLCs.

Net cash used in financing activities

Net cash used in financing activities was $18.8 million during the six months ended June 30, 2007 and $9.1 million during the six months ended June 30, 2006.

During the six month period ended June 30, 2007, we had net debt repayments of $5.3 million on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $13.5 million of dividends, paid $164,000 on mortgage notes payable that are non-recourse to us and generated $674,000 of net cash from the issuance of shares of beneficial interest. During the six month period ended June 30, 2006, we had net debt borrowings of $4.3 million on our revolving line of credit, paid $13.3 million in dividends, paid $321,000 on mortgage notes payable that are non-recourse to us and generated $143,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.575 per share was paid on June 29, 2007 to shareholders of record as of June 15, 2007.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Section 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2007, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At June 30, 2007, we had $8.3 million of outstanding borrowings and $17.4 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At June 30, 2007, we had $74.3 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2007. The carrying value of this instrument approximates fair value.

We have two mortgages, which are non-recourse to us, included in our consolidated balance sheet as of June 30, 2007 with a combined outstanding balance of $12.6 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at June 30, 2007 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,783	8.3%	2010
Summerlin Hospital MOB II	8,790	8.3%	2010

Total	$12,573

Off Balance Sheet Arrangements

As of June 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at June 30, 2007 totaled $17.4 million consisting of: (i) $901,000 related to Arlington Medical Properties; (ii) $1.3 million related to Sierra Medical Properties; (iii) $6.0 million related to Centennial Medical Properties; (iv) $5.3 million related to Canyon Healthcare Properties; and, (v) $3.9 million related to Palmdale Medical Properties. The $901,000 letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.2 million has been funded. The $1.3 million letter of credit for Sierra Medical Properties is the remaining amount of our construction commitment to Sierra Medical Properties, of which $2.6 million has been funded. The $6.0 million letter of credit for Centennial Medical Properties is related to our construction commitment to Centennial Medical Properties of which $243,000 has been funded. The $5.3 million letter of credit is related to our construction commitment to Canyon Healthcare Properties of which $209,000 has been funded. The $3.9 million letter of credit for Palmdale Medical Properties is related to our construction commitment to the Palmdale Medical Plaza of which $86,000 has been funded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2007. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

As of June 30, 2007, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K dated December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information related to matters submitted to the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 1, 2007.

At the meeting, the following proposals, as described in the proxy statement delivered to all of our shareholders, were voted upon as set forth below:

Election by shareholders of two Class III Trustees:

	Miles L. Berger	Elliot J. Sussman, M.D.
Votes cast in favor	10,718,591	10,735,754
Votes withheld	327,366	310,203

The approval of the Universal Health Realty Income Trust 2007 Restricted Stock Plan:

Votes cast in favor	6,288,696
Votes cast against	408,765
Votes abstained	121,589
Broker non-votes	4,226,907

The consideration of one shareholder proposal:

Votes cast in favor	2,545,034
Votes cast against	4,174,555
Votes abstained	99,461
Broker non-votes	4,226,907

Item 6.	Exhibits

10.1 Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.2 Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

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

Date: August 8, 2007	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle,
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.2	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.