Form 10-Q
period 2007-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2007-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of common shares of beneficial interest outstanding at October 31, 2007 – 11,838,831

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2007 and 2006

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Base rental—UHS facilities	$3,067	$3,153	$9,182	$9,339
Base rental—Non-related parties	2,324	2,993	7,033	8,888
Bonus rental—UHS facilities	926	1,037	2,998	3,292
Tenant reimbursements and other—Non-related parties	565	961	1,714	2,725
Tenant reimbursements and other—UHS facilities	23	61	100	258

	6,905	8,205	21,027	24,502

Expenses:
Depreciation and amortization	1,327	1,478	3,836	4,153
Advisory fees to UHS	355	364	1,062	1,066
Other operating expenses	1,083	1,776	3,299	4,931

	2,765	3,618	8,197	10,150

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chamlette) and interest expense	4,140	4,587	12,830	14,352

Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the nine months ended September 30, 2007 and a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the nine month period ended September 30, 2006)	692	523	2,340	3,788

Replacement property recovered from UHS—Chalmette	20	11,265	1,748	11,265

Interest expense	(438)	(696)	(1,233)	(2,052)

Income from continuing operations	4,414	15,679	15,685	27,353

Income from discontinued operations, net (including gain on sale of real property of $2,270 during the nine months ending September 30, 2007)	16	46	2,527	212

Net income	$4,430	$15,725	$18,212	$27,565

Basic earnings per share:
From continuing operations	$0.37	$1.33	$1.33	$2.32
From discontinued operations	$0.00	$0.00	$0.21	$0.02

Total basic earnings per share	$0.37	$1.33	$1.54	$2.34

Diluted earnings per share:
From continuing operations	$0.37	$1.32	$1.32	$2.30
From discontinued operations	$0.00	$0.00	$0.21	$0.02

Total diluted earnings per share	$0.37	$1.32	$1.53	$2.32

Weighted average number of shares outstanding—Basic	11,835	11,786	11,811	11,782
Weighted average number of share equivalents	36	82	63	80

Weighted average number of shares and equivalents outstanding—Diluted	11,871	11,868	11,874	11,862

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets:

Real Estate Investments:
Buildings and improvements	$178,604	$171,761
Accumulated depreciation	(59,304)	(56,935)

	119,300	114,826
Land	18,244	19,317
Construction in progress	—	9,220

Net Real Estate Investments	137,544	143,363

Investments in and advances to limited liability companies (“LLCs”)	51,724	47,223

Other Assets:
Cash and cash equivalents	1,013	798
Bonus rent receivable from UHS	926	1,025
Rent receivable—other	608	814
Deferred charges and other assets, net	1,414	916

Total Assets	$193,229	$194,139

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$14,700	$13,600
Mortgage note payable, non-recourse to us	3,751	3,849
Mortgage note payable of consolidated LLC, non-recourse to us	8,739	8,888
Accrued interest	74	84
Accrued expenses and other liabilities	2,140	2,857
Tenant reserves, escrows, deposits and prepaid rents	708	595

Total Liabilities	30,112	29,873

Minority interest	81	69

Shareholders’ Equity:
Preferred shares of beneficial interest,
$.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value;
95,000,000 shares authorized; issued and outstanding: 2007—11,838,597; 2006—11,791,950	118	118
Capital in excess of par value	188,481	187,524
Cumulative net income	323,086	304,874
Cumulative dividends	(348,649)	(328,319)

Total Shareholders’ Equity	163,036	164,197

Total Liabilities and Shareholders’ Equity	$193,229	$194,139

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$18,212	$27,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,836	4,398
Gain on sale of property	(2,270)	—
Gain on sale of property by a limited liability company (“LLC”)	(252)	—
Gain on sale of our interest in a LLC	—	(1,860)
Replacement property recovered from UHS—Chalmette	(1,748)	(11,265)
Changes in assets and liabilities:
Rent receivable	305	(124)
Accrued expenses and other liabilities	(835)	464
Tenant reserves, escrows, deposits and prepaid rents	113	207
Accrued interest	(10)	(91)
Other, net	66	(153)

Net cash provided by operating activities	17,417	19,141

Cash flows from investing activities:
Investments in LLCs	(4,657)	(5,538)
Repayments of advances made to LLCs	9,720	1,879
Advances made to LLCs	(16,693)	(5,538)
Cash distributions in excess of income from LLCs	1,028	794
Proceeds received from sale of our interest in a LLC	—	3,102
Cash distributions from sale of property by a LLC	1,096	—
Cash distributions of refinancing proceeds from LLCs	5,452	5,704
Cash received from sale of property	7,280	—
Additions to real estate investments	(1,120)	(994)

Net cash provided by (used in) investing activities	2,106	(591)

Cash flows from financing activities:
Net borrowings on line of credit	1,100	1,300
Financing costs paid	(527)	—
Repayments of mortgage notes payable of consolidated LLCs	(149)	(393)
Repayments of mortgage notes payable	(98)	(91)
Dividends paid	(20,330)	(19,912)
Share repurchase	(236)	—
Issuance of shares of beneficial interest	1,045	267
Dividend reinvestment receivable	(113)	—

Net cash used in financing activities	(19,308)	(18,829)

Increase (decrease) in cash and cash equivalents	215	(279)
Cash and cash equivalents, beginning of period	798	1,717

Cash and cash equivalents, end of period	$1,013	$1,438

Supplemental disclosures of cash flow information:
Interest paid	$1,354	$2,077

Supplemental disclosures of non-cash transactions:
Replacement property recovered from UHS—Chalmette	$1,748	$11,265

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 7). As of September 30, 2007, we had investments or commitments in twenty-five limited liability companies (“LLCs”), twenty-four of which are or will be accounted for by the equity method and one that is currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value.

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

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Since the ultimate construction costs related to the Inland Valley Capital Addition have exceeded the $11.0 million agreed upon threshold, during the third quarter of 2007, the Asset Exchange and Substitution Agreement with UHS was amended to eliminate the inclusion of the Inland Valley ICU project. The total cost of the 44-bed expansion project is approximately $11.7 million. Pursuant to the terms of the Asset and Exchange Agreement, the $700,000 of cost in excess of the $11.0 million threshold has been/will be paid to UHS in cash and UHS will pay incremental rent on the $700,000 excess cost ($600,000 of which has been paid as of September 30, 2007) at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of final funding (minimum rate 6.75%). Final funding is expected to occur during the fourth quarter of 2007. The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes incremental rent on the $700,000 of Capital Addition cost in excess of $11.0 million.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 57% and 48% of our total revenue for both the three and nine month periods ended September 30, 2007 and 2006, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 23% and 24% of the combined consolidated and unconsolidated revenue for the three month periods ended September 30, 2007 and 2006, respectively, and 24% for both nine month periods ended September 30, 2007 and 2006. In addition, six medical office buildings (“MOBs”) (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

We are committed to invest up to $6.6 million ($250,000 in equity, $243,000 of which has been funded as of September 30, 2007, and $6.3 million in debt financing or equity, none of which has been funded as of September 30, 2007) in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB will be 60% master leased by Valley Health System (“VHS”), a majority-owned subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and VHS. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. At September 30, 2007, $11.1 million of third-party debt has been drawn against this $15.7 million construction loan commitment. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

Additionally, we are committed to invest up to $4.3 million in equity, of which $143,000 has been funded as of September 30, 2007, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and UHS of Palmdale. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us. At September 30, 2007, $6.7 million of third-party debt has been drawn against this $9.9 million construction loan commitment. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2008.

We are also committed to invest up to $12.3 million in debt and/or equity, of which $9.9 million has been funded as of September 30, 2007, in exchange for a 95% non-controlling interest in a limited liability company that developed, constructed, owns and operates the Spring Valley Medical Office Building II, a second MOB on the campus of a UHS hospital located in Las Vegas Nevada. This MOB was completed and opened during the second quarter of 2007.

UHS Legal Proceedings: We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon UHS by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees.

We have been advised by UHS that over the last several weeks, at UHS’s request, legal representatives of UHS have met with representatives of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. UHS’s representatives have been advised that the government is continuing its investigations. UHS believes that, based on those discussions and the government’s investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which the government believes may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. UHS believes that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. UHS is in the process of investigating these matters and is cooperating with the investigations and intends to respond to the matters raised with them. UHS has advised us that it is unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of their South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen

Medical Center amounted to $1.9 million during 2006 and $1.3 million during the nine months ended September 30, 2007. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the lease be renewed after its December, 2011 scheduled expiration of the existing lease term.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $355,000 and $364,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million for each of the nine month periods ended September 30, 2007 and 2006. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although we have no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of September 30, 2007, and 2006, UHS owned 6.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 57% of our consolidated revenues for both the three and nine months ended September 30, 2007, and since UHS is also our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.575 per share or $6.8 million in the aggregate was declared by the Board of Trustees on September 6, 2007 and was paid on September 28, 2007 to shareholders of record as of September 17, 2007.

(4) Acquisitions and Dispositions

Subsequent to September 30, 2007, we invested $765,000 in exchange for a 95% non-controlling equity interest in a LLC that owns the Cobre Valley Medical Plaza, a 22,000 square foot medical office building located in Globe, Arizona. The LLC has a $2.6 million mortgage from a third party which is non-recourse to us.

During the first nine months of 2007, we invested or advanced $21.4 million to unconsolidated LLCs as follows:

•	$2.0 million invested in the LLC that will construct and own the Canyon Springs Medical Plaza in which we have a 95% non-controlling equity interest;

•	$1.5 million invested in the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$495,000 invested in the master LLC, which governs four unconsolidated LLCs, in which we have a 90% non-controlling equity interest;

•	$419,000 invested in the LLC that owns 700 Shadow Lane and Goldring Medical Office Buildings in which we have a 98% non-controlling equity interest;

•	$190,000 invested in the LLC that will construct and own the Centennial Hills Medical Office Building I in which we have a 95% non-controlling equity interest;

•	$106,000 invested in the LLC will construct and own the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest;

•

$8.5 million advanced (which was fully repaid to us during the first nine months of 2007) to the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we own a 75% non-controlling equity interest;

•	$5.0 million advanced to the LLC that owns the Desert Springs Medical Plaza, in which we own a 99% non-controlling equity interest;

•	$3.1 million advanced to the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest, and;

•	$120,000 advanced to the LLC that owns the Spring Valley Medical Office Building, in which we have a 95% non-controlling equity interest.

During the first nine months of 2007, we received $9.7 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.5 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we own a 75% non-controlling equity interest;

•	$485,000 received from the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest, and;

•	$696,000 received from the LLC that owned the Rio Rancho Medical Center in which we owned a 80% non-controlling equity interest. This LLC was sold during the first quarter of 2007.

Additionally, during the third quarter of 2007, we committed to invest up to $6.9 million ($250,000 in equity, none of which has been funded as of September 30, 2007, and $6.6 million in either equity and/or debt financing, none of which has been funded as of September 30, 2007) in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. This project is scheduled to be completed and opened during the third quarter of 2008.

Divestitures during the first nine months of 2007:

•

During the second quarter of 2007, we completed the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” on our condensed consolidated statements of income for the nine months ended September 30, 2007, and;

•

During the first quarter of 2007, RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, sold the real property of Rio Rancho Medical Center, located in Gilbert, Arizona. Our share of the net proceeds from this divestiture was $1.1 million. This transaction resulted in a $252,000 gain which is included in “Equity in income of unconsolidated LLCs” on our condensed consolidated statements of income for the nine months ended September 30, 2007.

During the first nine months of 2006, we invested or advanced $11.1 million to unconsolidated LLCs as follows:

•	$2.1 million invested in the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest;

•	$4.0 million of debt financing and $80,000 of equity funded to the LLC that owns Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$450,000 invested in the LLC that owns the Saint Mary’s Professional Office Building in which we have a 75% non-controlling equity interest;

•	$235,000 invested in the LLC that owns the 700 Shadow Lane & Goldring Medical Office Buildings in which we have a 98% non-controlling equity interest;

•	$214,000 invested in the LLC that owns the Spring Valley Medical Office Building in which we have a 95% non-controlling equity interest;

•	$532,000 invested in the LLC that owns the Desert Samaritan Hospital Medical Office Buildings in which we have a 76% non-controlling equity interest;

•	$630,000 advanced to the LLC that owned the Rio Rancho Medical Center in which we had a 80% non-controlling equity interest;

•

$1.5 million of equity and $363,000 of debt financing funded to the LLC that will construct and own the LLC that owns the Phoenix Children’s East Valley Care Center in which we have a 95% non-controlling equity interest;

•

$540,000 advance (which was fully repaid during the third quarter of 2006) and $180,000 of equity funded to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$300,000 of equity funded to various LLCs.

During the first nine months of 2006, we received $1.9 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$1.3 million received from a LLC that owns the Suburban Medical Plaza II in which we have a 33% non-controlling equity interest, and;

•	$600,000 received from a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest.

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

(5) Comprehensive Income

Comprehensive income represents net income plus the results of certain equity changes not reflected in the condensed consolidated statements of income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,430	$15,725	$18,212	$27,565
Other comprehensive income:
Adjustment for derivative losses reclassified into income	—	5	—	62
Unrealized derivative gains/(losses) on cash flow hedges	—	15	—	38

Comprehensive income	$4,430	$15,745	$18,212	$27,665

(6) Stock-Based Compensation

Compensation costs of $37,000 and $21,000 for the three months ended September 30, 2007 and 2006, respectively, and $98,000 and $63,000 for the nine month periods ended September 30, 2007 and 2006, respectively, were recognized related to outstanding stock options and Dividend Equivalent Rights (“DERs”) that were granted or have vestings after December 31, 2005. As of September 30, 2007, there was approximately $373,000 of unrecognized compensation cost related to unvested options and DERs which is expected to be recognized over the vesting period. During the first nine months of 2007, there were 24,000 stock options and DERs issued under the 1997 Incentive Plan with a weighted-average grant-date fair value of $14.70 per option.

The 1997 Incentive Plan expired on June 22, 2007. Awards granted on or before the termination date shall remain exercisable, in accordance with their respective terms, after the termination of the Plan.

During the second quarter of 2007, our Board of Trustees approved and adopted the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan was also approved by our shareholders during the second quarter of 2007. A total of 75,000 shares have been authorized for issuance under the 2007 Plan and there have been no shares issued under the 2007 Plan at September 30, 2007. Additionally, during the second quarter of 2007, the Board of Trustees approved the termination of the Universal Health Realty Income Trust’s Share Compensation Plan for outside Trustees.

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

Since January 1, 1995 through September 30, 2007, we have invested $67.4 million of cash (including net advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of September 30, 2007, short-term unsecured advances aggregated $10.1 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in these LLCs was $51.7 million, as reflected on our condensed consolidated balance sheet as of September 30, 2007.

As of September 30, 2007, we had investments or commitments in twenty-five LLCs, twenty-four of which are or will be accounted for by the equity method and one that is consolidated into the results of our operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
Palmdale Medical Properties (i.)	95%	Palmdale Medical Plaza
653 Town Center Drive(j.)	95%	Summerlin Hospital Medical Office Building
DesMed(j.)	99%	Desert Springs Medical Plaza
Deerval Properties II (k.)	95%	Deer Valley Medical Office Building III

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded as of September 30, 2007, in exchange for a 75% non-controlling interest in a LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of September 30, 2007, the LLC has a $28.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that owns and operates the Sierra San Antonio Medical Plaza located in Fontana, California. As of September 30, 2007, we have invested $2.6 million in equity and $485,000 in debt financing (which was repaid during the first quarter of 2007) in connection with this project. The LLC has a $7.5 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.3 million in debt and/or equity financing (of which $9.9 million has been funded as of September 30, 2007), in exchange for a 95% non-controlling interest in a LLC that owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building, tenants of which may include subsidiaries of UHS, opened during the second quarter of 2007.
(f.)	We have committed to invest a total of up to $10.3 million ($3.5 million in equity, of which $1.5 million has been funded as of September 30, 2007 and $6.8 million in debt financing, of which $363,000 has been funded as of September 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, a single tenant medical office building, located in Gilbert, Arizona. The LLC has a $5.9 million total construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(g.)

We have committed to invest up to $6.6 million ($250,000 in equity of which $243,000 has been funded as of September 30, 2007, and $6.3 million in equity or debt financing, none of which has been funded as of September 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the

Centennial Hills Medical Office Building I, located in Las Vegas, Nevada on the campus of a UHS hospital currently under construction. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2007.

(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $2.0 million has been funded as of September 30, 2007, and $500,000 in either equity and/or debt financing, none of which has been funded as of September 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $14.2 million construction loan commitment from a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2007.
(i.)	We have committed to invest up to $4.3 million in equity of which $143,000 has been funded as of September 30, 2007 in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Palmdale Medical Plaza in Palmdale, California. The LLC has a $9.9 million construction loan commitment with a third-party, which is non-recourse to us. This project, tenants of which may include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2008.
(j.)	Tenants of these medical office buildings include subsidiaries of UHS. We began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.
(k.)	We have committed to invest up to $6.9 million ($250,000 in equity, none of which has been funded as of September 30, 2007, and $6.6 million in either equity and/or debt financing, none of which has been funded as of September 30, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the third quarter of 2008.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(amounts in thousands)
Revenues	$10,012	$8,505	$29,506	$25,208

Operating expenses	4,600	3,674	13,363	10,800
Depreciation and amortization	1,895	1,496	5,510	4,372
Interest, net	2,924	2,729	8,261	7,334

Net income before gain	593	606	2,372	2,702
Gain on sale of real property	—	—	339	—

Net income	$593	$606	$2,711	$2,702

Our share of net income before gain	$692	$523	$2,088	$1,928
Our share of gain on sale of real property	—	—	252	—

Our share of net income	$692	$523	$2,340	$1,928	(a.)

(a.)	Our share of net income for the nine months ended September 30, 2006, excludes a previously deferred gain of $1.9 million resulting from the sale of our interest in an unconsolidated LLC during the fourth quarter of 2005.

As mentioned above, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis pursuant to the provisions of FIN 46R. For comparative purposes, during the three months ended September 30, 2006, on a combined basis, these entities generated approximately $1.2 million of revenue, $260,000 of depreciation and amortization expense, $617,000 of other operating expenses and $227,000 of interest expense. During the nine month period ended September 30, 2006, these entities generated, on a combined basis, approximately $3.6 million of revenue, $699,000 of depreciation and amortization expense, $1.5 million of other operating expenses and $681,000 of interest expense. There was no impact on our net income as a result of recording these two LLCs on an unconsolidated basis.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	September 30, 2007	December 31, 2006
	( in thousands)
Net property, including CIP	$241,853	$210,241
Other assets	22,321	16,840

Total assets	$264,174	$227,081

Other liabilities	$7,736	$3,930
Mortgage notes payable, non-recourse to us	212,332	180,928
Notes payable to us	10,050	7,238
Equity	34,056	34,985

Total liabilities and equity	$264,174	$227,081

Our share of equity and notes receivable from LLCs	$51,724	$47,223

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties, including one under construction, in California that are located in earthquake zones. These properties, in which we have invested a total of $5.3 million, are no longer covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2007, we have forty-four real estate investments or commitments located in fourteen states consisting of:

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities, including the government’s ongoing investigation of UHS’s South Texas Health Systems affiliates, which includes McAllen Medical Center, our largest acute care facility;

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.

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

Results of Operations

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Prior to the fourth quarter 2006, these LLCs were included in our financial results on a consolidated basis in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). Commencing in the fourth quarter of 2006, the revenues and expenses of these LLCs are no longer included in our consolidated revenues and expenses, but instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these two LLCs. The following tables show the combined operating results for these two LLCs during the periods the results were recorded on a consolidated basis. The “As Adjusted” column on the tables below presents our consolidated income statement for the three and nine month periods ended September 30, 2006 as if we deconsolidated these two LLCs for the three and nine months ended September 30, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

Three Months Ended:

	As Reported for the three months ended September 30, 2006	Combined results for two LLCs during three month ended September 30, 2006	As Adjusted three months ended September 30, 2006	As Reported for the three months ended September 30, 2007
Revenues	$8,205	$(1,191)	$7,014	$6,905
Expenses:
Depreciation and amortization	1,478	(260)	1,218	1,327
Advisory fee to UHS	364	—	364	355
Other operating expenses	1,776	(617)	1,159	1,083

	3,618	(877)	2,741	2,765

Income before equity in unconsolidated LLCs, replacement property recovered from UHS and interest expense	4,587	(314)	4,273	4,140
Equity in income of unconsolidated LLCs	523	87	610	692
Replacement property recovered from UHS—Chalmette	11,265	—	11,265	20
Interest expense	(696)	227	(469)	(438)

Income from continuing operations	$15,679	—	$15,679	$4,414

Nine Months Ended:

	As Reported for the nine months ended September 30, 2006	Combined results for two LLCs during nine month ended September 30, 2006	As Adjusted nine months ended September 30, 2006	As Reported for the nine months ended September 30, 2007
Revenues	$24,502	$(3,568)	$20,934	$21,027
Expenses:
Depreciation and amortization	4,153	(699)	3,454	3,836
Advisory fee to UHS	1,066	—	1,066	1,062
Other operating expenses	4,931	(1,534)	3,397	3,299

	10,150	(2,233)	7,917	8,197

Income before equity in unconsolidated LLCs, replacement property recovered from UHS and interest expense	14,352	(1,335)	13,017	12,830
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the nine months ended September 30, 2007 and a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC for the nine month period ended September 30, 2006)	3,788	654	4,442	2,340
Replacement property recovered from UHS—Chalmette	11,265	—	11,265	1,748
Interest expense	(2,052)	681	(1,371)	(1,233)

Income from continuing operations	$27,353	—	$27,353	$15,685

For the quarters ended September 30, 2007 and 2006, income from continuing operations totaled $4.4 million and $15.7 million, or $.37 and $1.32 per diluted share, respectively. Net income was $4.4 million, or $.37 per diluted share, during the three months ended September 30, 2007 as compared to $15.7 million, or $1.32 per diluted share, during the comparable prior year quarter. Favorably impacting net income and income from continuing operations during the quarter ended September 30, 2006 was a gain of $11.3 million, or $.95 per diluted share, related to the recovery of replacement costs of real estate at Chalmette.

For the nine month period ended September 30, 2007 and 2006, income from continuing operations was $15.7 million and $27.4 million, or $1.32 and $2.30 per diluted share, respectively. Income from discontinued operations totaled $2.5 million, or $.21 per diluted share for the nine month period ended September 30, 2007 as compared to $212,000 or $.02 per diluted share, for the nine month period ended September 30, 2006. Included in income from discontinued operations for the nine month period ended September 30, 2007 was a gain of $2.3 million, or $.19 per diluted share, realized on the sale of a medical office building. The decrease of $11.7 million, or $.98 per diluted share, in income from continuing operations during the nine months ended September 30, 2007, as compared to the comparable 2006 period, was primarily attributable to:

•

an unfavorable change of $9.5 million or $.80 per diluted share, resulting from the decrease in the gain recognized during the nine months ended September 30, 2007, as compared to the comparable 2006 period, in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006;

•

a favorable change of $252,000, or $.02 per diluted share, resulting from the gain recorded during the nine months ended September 30, 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•

an unfavorable change of $1.9 million, or $.16 per diluted share, resulting from a previously deferred gain which was recognized during the nine months ended September 30, 2006 in connection with the sale of our interest in an unconsolidated LLC, and;

•

other combined unfavorable changes of $543,000, or $.05 per diluted share, partially resulting from increased depreciation expense recorded during the nine months ended September 30, 2007 on the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2006, as well as increased interest and depreciation expense recorded at certain unconsolidated LLCs.

Total revenue decreased $1.3 million and $3.5 million during the three and nine months ending September 30, 2007, respectively, as compared to the comparable prior year periods, primarily due to the recording of two LLCs on an unconsolidated basis during 2007, as indicated above.

Other operating expenses (from continuing operations) decreased $693,000 and $1.6 million during the three and nine month periods ending September 30, 2007, respectively, as compared to the comparable prior year periods, due primarily to the $617,000 and $1.5 million, respectively, of expenses related to the LLC impact, as detailed above. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $791,000 and $1.4 million for the three month periods ended September 30, 2007 and 2006, respectively, and $2.4 million and $3.9 million for the nine month periods ended September 30, 2007 and 2006, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, after adjusting for the LLC impact as indicated above, decreased $31,000 during the three months ended September 30, 2007, as compared to the comparable prior year quarter, and decreased $138,000 during the nine months ended September 30, 2007, as compared to the prior year period. The $138,000 decrease in interest expense for the nine month period ending September 30, 2007, as compared to the prior year period, is due primarily to a decrease in our average outstanding borrowings.

During the three months ended September 30, 2007 and 2006, we recorded equity in income of unconsolidated LLCs of $692,000 and $523,000, respectively. After giving effect to the $87,000 LLC impact, as indicated above, the equity in income of unconsolidated LLCs increased by $82,000 during the third quarter of 2007, as compared to the comparable prior year quarter.

During the nine months ended September 30, 2007 and 2006, we recorded equity in income of unconsolidated LLCs of $2.3 million and $3.8 million, respectively. After giving effect to the $654,000 LLC nine month impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $2.1 million during the nine month period of 2007, as compared to the comparable 2006 period, due primarily to: (i) the recognition of a previously deferred gain of $1.9 million during the nine month period of 2006; (ii) a $252,000 gain recorded on the sale of real property by a LLC during the first nine months of 2007, and; (iii) $494,000 of other combined unfavorable changes resulting primarily from increased interest and depreciation expense.

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

Below is a reconciliation of our reported net income to FFO for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,430	$15,725	$18,212	$27,565

Plus: Depreciation and amortization expense:
Consolidated investments	1,316	1,415	3,806	4,045
Unconsolidated affiliates	1,484	1,120	4,274	3,212
Discontinued operations	—	31	—	93
Less: Gain on sale of real property – discontinued operations	—	—	(2,270)	—
Gain on LLC’s sale of real property	—	—	(252)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(20)	(11,265)	(1,748)	(11,265)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	—	—	(1,860)

Funds from operations (FFO)	$7,210	$7,026	$22,022	$21,790

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $17.4 million and $19.1 million for the nine month periods ended September 30, 2007 and 2006, respectively.

The $1.7 million net decrease was attributable to:

•	an unfavorable change of $1.3 million in accrued expenses and other liabilities as discussed below;

•	an unfavorable change of $699,000 due to a decrease in the depreciation and amortization expense add back as a result of the LLC impact as indicated above;

•	a favorable change of $429,000 in rent receivable, and;

•	$100,000 of other unfavorable changes.

The $1.3 million unfavorable change in accrued expenses and other liabilities is primarily the result of the exercise and settlement of an aggregate of 50,000 Dividend Equivalent Rights (“DERs”), which were scheduled to expire during the second quarter of 2007, by each of our executive officers and one Trustee. The liability associated with the DER settlement during the second quarter of 2007 was $951,000. The DER cash settlement, after withholding taxes, if applicable, was returned to us to satisfy the cost of stock option exercises, which were also transacted during the second quarter of 2007, and is reflected in “Cash flows from financing activities” on the Condensed Consolidated Statements of Cash Flows.

Net cash provided by/(used in) investing activities

Net cash provided by/(used in) investing activities was $2.1 million during the nine months ended September 30, 2007 as compared to ($591,000) during the nine months ended September 30, 2006.

During the nine month period ended September 30, 2007, we funded $4.7 million of equity investments, funded $16.7 million of advances to LLCs and spent $1.1 million on capital additions to certain of our real estate investments. Also during the nine month period ended September 30, 2007, we received: (i) $9.7 million from LLCs for repayments of advances; (ii) $7.3 million from the sale of real property; (iii) $5.5 million related to debt refinancing by LLCs; (iv) $1.1 million of cash proceeds related to the sale of real property by a LLC, and; (v) $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

During the nine month period ended September 30, 2006, we funded equity investments of $5.5 million, funded $5.5 million of advances to LLCs and spent $994,000 on capital additions to certain of our real estate investments. Also during the nine month period ended September 30, 2006, we received: (i) $1.9 million from LLCs for repayments of advances; (ii) $5.7 million of cash proceeds related to debt refinancing by LLCs; (iii) $3.1 million of cash proceeds related to the sale of our interest in a LLC, and; (iv) $794,000 of other cash distributions in excess of income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $19.3 million during the nine months ended September 30, 2007 and $18.8 million during the nine months ended September 30, 2006.

During the nine month period ended September 30, 2007, we had net debt borrowings of $1.1 million on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $20.3 million of dividends, paid $247,000 on mortgage notes payable that are non-recourse to us and generated $696,000 of net cash from the issuance of shares of beneficial interest. During the nine month period ended September 30, 2006, we had net debt borrowings of $1.3 million on our revolving line of credit, paid $19.9 million in dividends, paid $484,000 on mortgage notes payable that are non-recourse to us and generated $267,000 of cash from the issuance of shares of beneficial interest.

A dividend of $.575 per share was paid on was paid on September 28, 2007 to shareholders of record as of September 17, 2007.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Section 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of September 30, 2007, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At September 30, 2007, we had $14.7 million of outstanding borrowings and $25.0 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At September 30, 2007, we had $60.3 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2007. The carrying value of this instrument approximates fair value.

We have two mortgages, which are non-recourse to us, included in our consolidated balance sheet as of September 30, 2007 with a combined outstanding balance of $12.5 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding mortgages at September 30, 2007 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,751	8.3%	2010
Summerlin Hospital MOB II	8,739	8.3%	2010

Total	$12,490

Off Balance Sheet Arrangements

As of September 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and construction commitments. Our outstanding letters of credit at September 30, 2007 totaled $25.0 million consisting of: (i) $901,000 related to Arlington Medical Properties; (ii) $1.1 million related to Sierra Medical Properties; (iii) $6.0 million related to Centennial Medical Properties; (iv) $5.3 million related to Canyon Healthcare Properties; (v) $3.9 million related to Palmdale Medical Properties, and (vi) $7.9 million related to Deerval Properties II, and related entity. The $901,000 letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.2 million has been funded as of September 30, 2007. The $1.1 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, of which $2.6 million has been funded as of September 30, 2007. The $6.0 million letter of credit for Centennial Medical Properties is related to our construction commitment to Centennial Medical Properties of which $243,000 has been funded as of September 30, 2007. The $5.3 million letter of credit is related to our construction commitment to Canyon Healthcare Properties of which $2.0 million has been funded as of September 30, 2007. The $3.9 million letter of credit for Palmdale Medical Properties is related to our construction commitment to the Palmdale Medical Plaza of which $143,000 has been funded. The $7.9 million letter of credit for Deerval Properties II is related to our construction commitment to Deerval Properties II and related entity, none of which has been funded as of September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2007. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

As of September 30, 2007, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2007	UNIVERSAL HEALTH REALTY INCOME TRUST
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