Form 10-K
period 2007-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2008-03-13
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-6858580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Universal Corporate Center 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania	19406-0958 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 265-0688

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Shares of beneficial interest, $.01 par value	Name of each exchange on which registered New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 29, 2007: $390,347,761. Number of shares of beneficial interest outstanding of registrant as of January 31, 2008: 11,842,129

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2007 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 9 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOB”s). As of December 31, 2007 we have forty-six real estate investments or commitments located in fourteen states in the United States consisting of: (i) six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute; (ii) thirty-six MOBs (including three being constructed), and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2007. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of December 31, 2007, we have investments or commitments in forty-six facilities, including three new MOBs being constructed, located in fourteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus (A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway (A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central (B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital (E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing (B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing (B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II (B)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs (C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II (C)	Louisville, KY	MOB	33%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Desert Valley Medical Center (C,G)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II (C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center (B)	Spring, TX	MOB	100%	—
Papago Medical Park (C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza (C,G)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	99%	Community Health Systems, Inc.
Orthopaedic Specialists of Nevada Bldg. (B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza (C,G)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building (B)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex (C,G)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB (D,H)	Las Vegas, NV	MOB	95%	—
Summerlin Hospital MOB II (D,F)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut (B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II (C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza (C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs (D)	Las Vegas, NV	MOB	98%	—
St. Mary’s Professional Office Building (C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza (C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	95%	—
Spring Valley Hospital Medical Office Building II (D,I)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza (C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center (C,J)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I (D,I)	Las Vegas, NV	MOB	95%	—
Canyon Springs Medical Plaza (C,J)	Gilbert, AZ	MOB	95%	—
Palmdale Medical Plaza (D,F,K)	Palmdale, CA	MOB	95%	—
Cobre Valley Medical Plaza (C)	Globe, AZ	MOB	95%	—
Deer Valley Medical Office Building III (C,M)	Phoenix, AZ	MOB	95%	—
Summerlin Hospital Medical Office Building III (D,L)	Las Vegas, NV	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire in June of 2009.
(F)	Tenants of this medical office building include subsidiaries of UHS. Pursuant to FIN 46R, as a result of our related party relationship with UHS and a master lease agreement between UHS and this property, this LLC is considered to be a variable interest entity. Consequently, we consolidate the results of operations of this LLC in our consolidated financial statements.
(G)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(H)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(I)	This building, tenants of which may include subsidiaries of UHS, was completed and opened during 2007.
(J)	This building was completed and opened during 2007.
(K)	This building, which is under construction and may include tenants which are subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2008.
(L)	This building, which is under construction and may include tenants which ware subsidiaries of UHS, is scheduled to be completed and opened during the third quarter of 2008.
(M)	This building is under construction and is scheduled to be completed and opened during the third quarter of 2008.

2008 Acquisition

In February, 2008, we purchased Kindred Hospital; Corpus Christi, an unaffiliated 74-bed long-term acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.7 million in cash and assumed $3.4 million of third-party mortgage debt that is non-recourse to us. The lease payments on this facility are unconditionally guaranteed by Kindred Healthcare, Inc. until the scheduled expiration in June, 2019.

Other Information

Included in our portfolio at December 31, 2007 are six hospital facilities with an aggregate investment of $133.9 million. The leases with respect to these hospital facilities comprised approximately 65%, 58% and 56% of our revenues in 2007, 2006 and 2005, respectively, and as of December 31, 2007, these leases have fixed terms with an average of 4.2 years remaining and include renewal options ranging from two to four, five-year terms.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us as of December 31, 2007, the combined Coverage Ratio was approximately 4.6 (ranging from 3.3 to 7.0) during 2007, 5.5 (ranging from 3.8 to 8.3) during 2006 and 7.2 (ranging from 5.0 to 13.6) during 2005. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of our leases for our hospital facilities, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the preschool and childcare centers and the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

See our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Annual Report for our total assets, liabilities, debt, revenues, income and other operating information.

Relationship with Universal Health Services, Inc. (“UHS”)

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% of our total revenue for the five years ended December 31, 2007 (approximately 57% for the year ended December 31, 2007). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 25% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2007 (approximately 24% for the year ended December 31, 2007). In addition, seven MOBs (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS. For the four hospital facilities currently owned by us and leased to subsidiaries of UHS, the combined Coverage Ratio was approximately 4.5, 5.7 and 7.4 for the years ended December 31, 2007, 2006 and 2005, respectively. The Coverage Ratio for individual facilities vary and range from 3.3 to 7.0 in 2007, 3.8 to 8.3 in 2006 and 5.0 to 13.6 in 2005. We cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of our other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases.

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

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement (“Agreement”) with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we recognized no gain for federal income tax purposes based upon the transaction as agreed upon in the Agreement.

The total cost of the 44-bed Capital Addition at Inland Valley amounted to $11.7 million, which exceeded the $11.0 million threshold included in the Agreement. Pursuant to the terms of the Agreement, the $760,000 of cost in excess of the $11.0 million threshold has been paid to UHS in cash and UHS will pay incremental rent on the $760,000 excess cost at a rate of 6.75%.

The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Includes incremental rent on the $760,000 of Capital Addition cost in excess of $11.0 million.

See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions for additional disclosure related to our leases with subsidiaries of UHS.

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS’s legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. UHS’s representatives have been advised that the government is continuing its investigations. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. UHS understands that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. UHS is investigating these matters, cooperating with the investigations and responding to the matters raised with them. UHS continues to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. UHS expects to continue their discussions with the government to attempt to resolve these matters in a manner satisfactory to UHS and the government. There is no assurance that UHS will be able to do so, and, at this time, UHS is unable to evaluate the extent of any potential financial or other exposure in connection with these matters which are related to the subject of the government’s investigations.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of their South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million during 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed pursuant to its current lease rates after its December, 2011 scheduled expiration of the existing lease term.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2008. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $1.4 million for each of 2007, 2006 and 2005. No incentive fees were paid during 2007, 2006 or 2005.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2007 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership:    As of December 31, 2007, UHS owned 6.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 57% of our consolidated revenues for the year ended December 31, 2007, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician-owned facilities. As a result, the facility has experienced significant declines in patient volume and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. During the fourth quarter of 2007, newly constructed capacity at a physician owned hospital was completed and opened which unfavorably impacted the patient volumes, net revenues and profitability at McAllen Medical Center during the quarter. The future patient volumes, net revenues and profitability at McAllen Medical Center are expected to continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of the provider competition in this market, as well as the additional capacity recently completed by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

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

Regulation and Other Factors

During 2007, 2006 and 2005, 53%, 48% and 47%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2007, 2006 and 2005, the update factors were 3.4%, 3.7% and 3.3%, respectively. For 2008, the update factor is 3.3%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. The operators of our acute care hospital facilities have complied fully with this requirement and intend to comply fully in future periods.

For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes. Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The outpatient PPS rate is an unadjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the outpatient PPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	70	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	48	Vice President and Chief Financial Officer

Cheryl K. Ramagano	45	Vice President, Treasurer and Secretary

Timothy J. Fowler	52	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February of 2003. He had previously served as our President until 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company.

Mr. Charles F. Boyle was appointed Chief Financial Officer in February of 2003 and has served as our Vice President and Controller since 1991. Mr. Boyle has held various positions at UHS since 1983 and currently serves as its Vice President and Controller. He was appointed Controller of UHS in 2003 and had served as its Assistant Vice President-Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Secretary in February of 2003 and served as our Vice President and Treasurer since 1992. Ms. Ramagano has held various positions at UHS since 1983 and currently serves as its Vice President and Treasurer. She was appointed Treasurer of UHS in 2003 and had served as its Assistant Treasurer since 1994.

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

For the year ended December 31, 2007, UHS accounted for 57% of our revenues. In addition, as of December 31, 2007, subsidiaries of UHS leased four of the six hospital facilities owned by us with terms expiring in 2011 or 2014. We cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are all employees of UHS. As of December 31, 2007, we had no salaried employees. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that will not become detrimental to us in the future.

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

For the year ended December 31, 2007, 59% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition, the malpractice expenses of our operators, including UHS, have increased in recent years which may increase their self-insured exposure for professional and general liability claims. There can be no assurance that insurance will continue to be available at reasonable prices that allow them to maintain adequate coverage. If these trends continue, they could have a material adverse effect on their operations. Property insurance rates, particularly for earthquake insurance in California, have also continued to increase. Three LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered.

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

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician-owned facilities. As a result, the facility has experienced significant declines in patient volume and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. During the fourth quarter of 2007, newly constructed capacity at a physician owned hospital was completed and opened which unfavorably impacted the patient volumes, net revenues and profitability at McAllen Medical Center during the quarter. The future patient volumes, net revenues and profitability at McAllen Medical Center are expected to continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of the provider competition in this market, as well as the additional capacity recently completed by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

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

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas

Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS’s legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. UHS’s representatives have been advised that the government is continuing its investigations. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. UHS understands that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. UHS is investigating these matters, cooperating with the investigations and responding to the matters raised with them. UHS continues to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. UHS expects to continue their discussions with the government to attempt to resolve these matters in a manner satisfactory to UHS and the government. There is no assurance that UHS will be able to do so, and, at this time, UHS is unable to evaluate the extent of any potential financial or other exposure in connection with these matters which are related to the subject of the government’s investigations.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of their South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million during 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed pursuant to its current lease rates after its December, 2011 scheduled expiration of the existing lease term.

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

								Lease Term
Hospital Facility Name and Location	Type of facility	Number of available beds @ 12/31/07	Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
			2007	2006	2005	2004	2003
Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	122	67%	85%	87%	78%	74%	$2,648,000	2011	20

McAllen Medical Center(3) McAllen, Texas	Acute Care	441	68%	52%	59%	68%	72%	5,485,000	2011	20

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	143	78%	77%	73%	72%	68%	3,030,000	2011	20

The Bridgeway North Little Rock, Arkansas	Behavioral Health	98	94%	92%	96%	98%	98%	930,000	2014	10

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	57%	53%	74%	74%	75%	885,000	2009	15

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	114	38%	46%	47%	47%	71%	1,373,000	2011	15

ITEM 2.	Properties (continued)

Facility Name and Location							Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent	End of initial or renewed term(4)	Renewal term (years)
		2007	2006	2005	2004	2003
Kelsey-Seybold Clinic at Kings Crossing Kingwood, Texas	MOB	100%	100%	100%	100%	100%	345,000	2010	none

Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	86%	90%	90%	91%	82%	245,000	2008- 2015	various

Southern Crescent Center Riverdale, Georgia	MOB	26%	36%	49%	64%	70%	181,000	2011- 2012	various

Southern Crescent Center, II Riverdale, Georgia	MOB	94%	94%	94%	98%	98%	1,136,000	2010	10

Cypresswood Professional Center Spring, Texas	MOB	77%	92%	100%	100%	97%	348,000	2008- 2012	Various

Desert Springs Medical Plaza(5) Las Vegas, Nevada	MOB	77%	96%	100%	100%	100%	1,089,000	2008- 2016	various

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	232,000	2009	20

Summerlin Hospital MOB(5) Las Vegas, Nevada	MOB	87%	98%	100%	100%	100%	1,448,000	2008- 2014	various

Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	81%	100%	100%	100%	100%	1,603,000	2008- 2013	various

Sheffield Medical Building Atlanta, Georgia	MOB	82%	86%	85%	88%	99%	1,341,000	2008- 2012	various

Medical Center of Western Connecticut Danbury, Connecticut	MOB	98%	85%	100%	100%	94%	830,000	2009- 2017	various

Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	593,000	2010	10

Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	303,000	2011	10

700 Shadow Lane and Goldring MOBs(5) Las Vegas, Nevada	MOB	96%	90%	99%	99%	99%	2,096,000	2008- 2017	various

St. Mary’s Professional Office Building Reno, Nevada	MOB	95%	92%	77%	—	—	3,687,000	2012- 2025	various

N/A	- Not Applicable
(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2007. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on net revenues and the financial results of the two facilities are no longer separable, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. The license for this facility, the real property of which was not owned by us, was merged with the license for McAllen Medical Center and the financial results of the facilities are no longer separable. During the second quarter of 2006, UHS opened a newly constructed behavioral health care facility and the operations of South Texas Behavioral Health Center were transferred into this new facility. We do not own the real property of this newly constructed building. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates shown for this facility in all years presented were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center.
(4)	Properties are multi-tenant MOBs which have various lease maturity dates.
(5)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

	Total RSF	Available for Lease Jan. 1, 2008	Percentage of RSF with lease expirations
			2008	2009	2010	2011	2012	2013 and later
Hospital Investments
McAllen Medical Center	532,403	0%	0%	0%	0%	100%	0%	0%
Wellington Regional Medical Center	270,915	0%	0%	0%	0%	100%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	100%	0%	0%
Southwest Healthcare System—Inland Valley Campus	108,499	0%	0%	0%	0%	100%	0%	0%
The Bridgeway	77,901	0%	0%	0%	0%	0%	0%	100%
HealthSouth Deaconess Rehabilitation Hospital	77,440	0%	0%	100%	0%	0%	0%	0%

Subtotal Hospitals	1,182,712	0%	0%	7%	0%	86%	0%	7%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs (a)	200,755	8%	25%	10%	16%	14%	13%	15%
Saint Mary’s Professional Office Building	190,268	4%	0%	0%	0%	0%	2%	94%
Edwards Medical Plaza	141,945	12%	26%	12%	10%	1%	26%	12%
700 Shadow Lane and Goldling MOBs	116,194	3%	22%	11%	15%	3%	14%	33%
Desert Springs Medical Plaza	105,939	19%	13%	21%	13%	7%	7%	19%
Centinela Medical Buildings	103,353	5%	19%	43%	3%	14%	0%	16%
Suburban Medical Plaza II	102,818	3%	2%	12%	0%	34%	2%	46%
Thunderbird Paseo Medical Plaza I & II	96,569	0%	44%	10%	11%	17%	14%	4%
Centennial Hills Medical Office Building I	96,815	41%	0%	0%	0%	0%	28%	32%
Summerlin Hospital Medical Office Building II (b)	92,313	0%	0%	0%	37%	23%	31%	9%
Canyon Springs Medical Plaza	91,957	10%	0%	0%	0%	0%	14%	75%
Summerlin Hospital Medical Office Building	89,636	3%	13%	38%	24%	12%	7%	3%
Papago Medical Park	79,251	8%	10%	47%	8%	2%	0%	25%
Deer Valley Medical Office II	77,264	0%	1%	6%	7%	0%	61%	26%
Mid Coast Hospital MOB	74,629	0%	0%	0%	0%	45%	0%	55%
Sheffield Medical Building	71,940	23%	11%	15%	14%	9%	28%	0%
Rosenberg Children’s Medical Plaza	66,231	0%	0%	0%	23%	7%	7%	62%
Sierra San Antonio Medical Plaza (‘c)	59,160	36%	0%	0%	0%	18%	5%	41%
Spring Valley Medical Office Building	57,830	3%	0%	47%	15%	11%	6%	19%
Spring Valley Medical Office Building II	57,500	50%	0%	0%	0%	0%	50%	0%
Southern Crescent Center II (d)	53,680	6%	0%	8%	86%	0%	0%	0%
Desert Valley Medical Center	53,625	9%	19%	14%	20%	26%	12%	0%
Southern Crescent Center I	41,400	74%	0%	0%	0%	4%	22%	0%
Cypresswood Professional Center	40,082	43%	33%	7%	0%	0%	17%	0%
Medical Center of Western Connecticut	37,522	0%	0%	15%	63%	0%	0%	22%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza	26,901	0%	9%	4%	9%	9%	13%	56%
Santa Fe Professional Plaza	25,294	2%	50%	18%	18%	5%	7%	0%
Cobre Valley Medical Plaza	21,882	3%	4%	5%	14%	0%	74%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	100%	0%	0%	0%
Professional Bldg at King’s Crossing	20,447	25%	15%	0%	0%	24%	7%	30%
Orthopaedic Specialists of Nevada Building	11,000	0%	0%	100%	0%	0%	0%	0%
Family Doctor’s MOB	9,155	0%	0%	0%	0%	100%	0%	0%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	100%	0%	0%	0%

Sub-total Other Investments	2,397,346	11%	11%	12%	14%	9%	14%	28%

Total	3,580,058	8%	7%	10%	10%	35%	9%	21%

(a)	The Desert Samaritan Hospital MOBs is composed of three different MOB buildings, the first of which contains a master lease provision that covers all vacancies through March 31, 2008. The remaining two MOBs do not have a master lease provision.
(b)	The Summerlin Hospital Medical Office Building II has a master lease provision that expires on September 30, 2010 which covers all vacancies.
(c)	The Sierra San Antonio Medical Plaza has a master lease provision that expires when 45,000 RSF of the building has been occupied or the expiration term of 2011, whichever occurs first.
(d)	The Southern Crescent Center II has a master lease agreement that covers 46,300 RSF of space until June 30, 2010.

ITEM 3.	Legal Proceedings

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2007 and 2006 are summarized below:

	2007		2006
	High Price	Low Price	High Price	Low Price
First Quarter	$42.05	$34.77	$37.35	$32.08
Second Quarter	$38.29	$32.78	$35.95	$29.72
Third Quarter	$36.70	$29.23	$36.65	$31.12
Fourth Quarter	$38.76	$32.21	$40.24	$35.09

Holders

As of January 31, 2008, there were approximately 526 shareholders of record of our shares of beneficial interest.

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

	2007	2006
First Quarter	$.570	$.560
Second Quarter	.575	.565
Third Quarter	.575	.565
Fourth Quarter	.580	.570

	$2.30	$2.26

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of December 31, 2007, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column(a))
Equity compensation plans approved by security holders	166,000	$18.11	75,000
Equity compensation plans not approved by security holders	—	—	—

TOTAL	166,000	$18.11	75,000

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: HCP, Inc., Nationwide Health Properties, Inc., Omega Healthcare Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust, Inc., LTC Properties, Inc., National Health Investors, Inc. and National Health Realty, Inc. (included through 2006).

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference in this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2002.

Company Name / Index	Base Period Dec 02	INDEXED RETURNS Years Ending
		Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
Universal Health Realty Income Trust	$100	$123.07	$140.03	$146.03	$193.49	$187.77
S&P 500 Index	$100	$128.68	$142.69	$149.70	$173.34	$182.86
Peer Group	$100	$147.83	$177.91	$172.22	$247.21	$247.04

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2007. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2007	2006	2005	2004	2003
Operating Results:
Total revenue(1)	$27,960	$31,714	$32,590	$31,013	$26,307
Income from continuing operations	19,664	34,428	25,131	21,425	23,137
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007 and $833 during 2004)	2,527	269	292	2,246	1,288

Net income	$22,191	$34,697	$25,423	$23,671	$24,425

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$143,797	$143,363	$152,865	$157,601	$130,298
Investments in LLCs(1)	52,030	47,223	29,572	40,523	61,001
Total assets(1)	199,749	194,139	196,889	204,583	194,291
Total indebtedness(1)(2)	36,617	26,337	35,548	46,210	37,242
Other Data:
Funds from operations(3)	$29,066	$28,930	$29,202	$31,149	$30,101
Cash provided by (used in):
Operating activities	22,775	24,702	25,303	26,967	26,218
Investing activities	(4,336)	(2,404)	8,408	11,905	(10,194)
Financing activities	(18,106)	(23,217)	(35,582)	(36,387)	(15,994)
Per Share Data:
Basic earnings per share:
From continuing operations	$1.66	$2.92	$2.14	$1.83	$1.98
From discontinued operations	0.21	0.02	0.02	0.19	0.11

Total basic earnings per share	$1.87	$2.94	$2.16	$2.02	$2.09

Diluted earnings per share:
From continuing operations	$1.66	$2.90	$2.13	$1.81	$1.96
From discontinued operations	0.21	0.02	0.02	0.19	0.11

Total diluted earnings per share	$1.87	$2.92	$2.15	$2.00	$2.07

Dividends per share	$2.300	$2.260	$2.175	$2.000	$1.960

Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,818	11,784	11,764	11,744	11,713
Weighted average number of shares and share equivalents outstanding—diluted	11,875	11,866	11,841	11,813	11,779

(1)

During the first quarter of 2004, pursuant to the terms of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, we began recording the operating results of three LLCs, in which we hold majority, non-controlling ownership interests, on a consolidated basis. At that time, these LLCs were recorded on a consolidated basis due to certain master lease, lease assurance or lease guarantee agreement between UHS and the properties owned by the LLCs. As a result of the expiration of the master lease arrangements between UHS and two of these LLCs, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that is currently under construction, this LLC is included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2007, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which is scheduled to be completed and opened during the second quarter of 2008. There was no impact on our net income as a result of recording these LLCs on an unconsolidated or a consolidated basis.

(2)	Excludes $214.9 million as of December 31, 2007 and $180.9 million as of December 31, 2006, of third-party debt, that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests (see Note 9 to the consolidated financial statements).
(3)	Funds from operations, is a widely recognized measure of REIT performance. Although FFO is a non-GAAP financial measure, we believe that information regarding FFO is helpful to shareholders and potential investors. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income, determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) as an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) as a measure of our liquidity; (iv) nor is FFO an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO is shown below.

FFO shown above is calculated is follows:

	(000s)
	2007	2006	2005	2004	2003
Net income	$22,191	$34,697	$25,423	$23,671	$24,425
Depreciation expense:
Consolidated investments	5,167	5,314	5,379	4,918	4,242
Unconsolidated affiliates	5,990	4,613	4,012	4,282	4,146
Discontinued operations	—	124	124	120	119
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	(1,860)	—	—	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(1,748)	(13,958)	—	—	—
Property damage recovered from UHS-Wellington	—	—	(4,693)	—	—
Gains recorded by unconsolidated affiliates	(264)	—	(1,043)	(1,009)	(2,831)
Gain on sale of real property, included in income from discontinued operations	(2,270)	—	—	(833)	—

FFO	$29,066	$28,930	$29,202	$31,149	$30,101

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2007, we have forty-six real estate investments or commitments in fourteen states consisting of:

•	six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-six medical office buildings (including three under construction), and;

•	four preschool and childcare centers.

In addition, in February, 2008, we purchased Kindred Hospital; Corpus Christi, an unaffiliated 74-bed long-term acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.7 million in cash and assumed $3.4 million of third-party mortgage debt that is non-recourse to us.

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

Revenue Recognition:    Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated medical office buildings (“MOBs “) relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Investments in Limited Liability Companies (“LLCs”):    Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

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

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Beginning with the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these two LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these two LLCs related to the periods prior to the fourth quarter of 2006 are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of the change in accounting for these LLCs. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that is currently under construction, this LLC is included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2007, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which is scheduled to be completed and opened during the second quarter of 2008.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

Federal Income Taxes:    No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2007 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2008. All transactions between us and UHS must be approved by the Independent Trustees. The Advisor is entitled to certain advisory fees for its services. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 53%, 48% and 47% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases with wholly-owned UHS hospital facilities accounted for 24%, 24% and 25% of the combined consolidated and unconsolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

Recent Accounting Pronouncements

Business Combinations:    In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS 141R will have a material impact on our results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not anticipate that the adoption of SFAS No. 160 will have a material impact on our results of operations or financial position.

Fair Value Option for Financial Assets and Financial Liabilities:    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.

Fair Value Measurements:    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

Results of Operations

Year ended December 31, 2007 as compared to the year ended December 31, 2006:

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two LLCs in which we own non-controlling ownership interests of 95% and 99%, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Prior to the fourth quarter 2006, these LLCs were included in our financial results on a consolidated basis in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). Commencing in the fourth quarter of 2006, the revenues and expenses of these LLCs are no longer included in our consolidated revenues and expenses, but instead, our share of the net income generated from each of these LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these two LLCs. The following table shows the combined operating results for these two LLCs during the periods the results were recorded on a consolidated basis (“LLC Impact”). The “As Adjusted” column on the table below presents our consolidated income statement for the twelve month period ended December 31, 2006 as if we did not consolidate these two LLCs for the twelve months ended December 31, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

	2006 As Reported	Combined results for two LLCs during period they were recorded on a consolidated basis during 2006 (“LLC Impact”)	2006 As Adjusted	2007 As Reported
Revenues	$31,714	$(3,777)	$27,937	$27,960
Expenses:
Depreciation and amortization	5,436	(736)	4,700	5,209
Advisory fee to UHS	1,424	—	1,424	1,425
Other operating expenses	6,149	(1,615)	4,534	4,482

	13,009	(2,351)	10,658	11,116

Income before equity in unconsolidated LLCs, replacement property recovered from UHS and interest expense	18,705	(1,426)	17,279	16,844
Equity in income of unconsolidated LLCs (including the recognition of gain on sale of real property of $264 during 2007 and a previously deferred gain of $1,860 on sale of our interest in an unconsolidated LLC during 2006)	4,241	711	4,952	2,821
Replacement property recovered from UHS—Chalmette	13,958	—	13,958	1,748
Interest expense	(2,476)	715	(1,761)	(1,749)

Income from continuing operations	$34,428	$—	$34,428	$19,664

Total revenue decreased $3.8 million during 2007, as compared to 2006, due primarily to the $3.8 million related to the LLC Impact, as indicated above. During, 2007 and 2006, income from continuing operations was $19.7 million and $34.4 million, or $1.66 and $2.90 per diluted share, respectively. Income from discontinued operations totaled $2.5 million, or $.21 per diluted share during 2007, as compared to $269,000, or $.02 per diluted share during 2006. Included in income from discontinued operations during 2007 was a gain of $2.3 million, or $.19 per diluted share, realized on the sale of a medical office building.

The decrease in income from continuing operations of $14.8 million, or $1.24 per diluted share, during 2007 as compared to 2006, was primarily attributable to:

•

an unfavorable change of $12.2 million, or $1.03 per diluted share, resulting from the decrease in the gain recognized in connection with the Chalmette asset exchange and substitution transaction, as discussed herein;

•

a favorable change of $264,000, or $.02 per diluted share, resulting from the gain recorded during 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•

an unfavorable change of $1.9 million, or $.16 per diluted share, resulting from a previously deferred gain which was recognized during 2006 in connection with the sale of our interest in an unconsolidated LLC;

•

an unfavorable change of $509,000, or $.04 per diluted share (after giving effect to the $736,000 LLC Impact, as indicated above), resulting primarily from increased depreciation expense recorded during 2007 on the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction which was completed during the third quarter of 2007, and;

•

an unfavorable change of $535,000, or $.04 per diluted share (excluding gains recorded in each year and after giving effect to the $711,000 LLC impact, as indicated above), resulting from a decrease in equity in income of unconsolidated LLCs. This decrease was partially due to an unfavorable change of $231,000, or $.02 per diluted share, representing our share of the net operating losses sustained at three newly constructed MOBs that were completed and opened during the fourth quarter of 2007.

Included in our financial results was equity in income of unconsolidated LLCs of $2.8 million during 2007 and $4.2 million during 2006. After giving effect to the $711,000 LLC Impact, as indicated above, the equity in income of unconsolidated LLCs decreased by approximately $2.1 million during 2007, as compared to 2006, primarily resulting from: (i) a decrease of $1.9 million resulting from the 2006 recognition of a deferred gain recorded in connection with the sale of our interest in an unconsolidated LLC during 2005; (ii) a favorable change of $264,000 resulting from the gain recorded on the sale of real property by a LLC during 2007, and; (iii) $535,000 of other combined unfavorable changes, as mentioned above.

After giving effect to the $1.6 million LLC Impact, as indicated in the table above, other operating expenses decreased $52,000 to $4.5 million during 2007, as compared to 2006. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.2 million for both years 2007 and 2006 (after adjusting for $1.6 million LLC Impact in 2006). A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income. During 2007, $2.4 million, or 74% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2006, $2.4 million (after adjusting for $1.3 million LLC impact in 2006), or 73% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent upon various factors such as overall building occupancy levels and terms of individual leases.

After giving effect to the $715,000 LLC Impact, as indicated above, interest expense, net of interest income, decreased $12,000 during 2007, as compared to 2006.

Our FFO increased $136,000 to $29.1 million during 2007 as compared to $28.9 million during 2006. Below is a reconciliation of our reported net income to FFO for 2007 and 2006 (in thousands):

	2007	2006
Net income	$22,191	$34,697
Depreciation expense:
Consolidated investments	5,167	5,314
Unconsolidated affiliates	5,990	4,613
Discontinued operations	—	124
Less gains:
Gain on sale of real property, included in income from discontinued operations	(2,270)	—
Gain on LLC’s sale of real property	(264)	—
Gain on asset exchange and substitution agreement with UHS – Chalmette	(1,748)	(13,958)
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	(1,860)

Funds From Operations	$29,066	$28,930

Year ended December 31, 2006 as compared to the year ended December 31, 2005:

The following table shows the combined operating results for the two LLCs that we began recording on an unconsolidated basis during 2006, during the period the results were recorded on an unconsolidated basis (“LLC Impact”). The “As Adjusted” column on the table below presents our consolidated income statement for 2006 as if we had continued to consolidate these two LLCs through December 31, 2006. For comparative purposes, the amounts in the “As Adjusted” column are used in the discussions below (amounts in thousands).

	2006 As Reported	Combined results for two LLCs during period they were recorded on an unconsolidated basis (“LLC Impact”)	2006 As Adjusted	2005 As Reported
Revenues	$31,714	$834	$32,548	$32,590
Expenses:
Depreciation and amortization	5,436	172	5,608	5,499
Advisory fee to UHS	1,424	—	1,424	1,420
Other operating expenses	6,149	377	6,526	6,335

	13,009	549	13,558	13,254

Income before equity in unconsolidated LLCs, replacement property recovered from UHS and interest expense	18,705	285	18,990	19,336
Equity in income of unconsolidated LLCs (including recognition of previously deferred gain of $1,860 during 2006 and gain on sale of real property of $1,043 during 2005)	4,241	(93)	4,148	4,602
Replacement property recovered from UHS—Chalmette	13,958	—	13,958	—
Property damage recovered from UHS—Wellington	—	—	—	4,693
Interest expense	(2,476)	(192)	(2,668)	(3,500)

Income from continuing operations	$34,428	$—	$34,428	$25,131

Total revenue decreased $876,000 during 2006, as compared to 2005, due primarily to the LLC Impact, as indicated above. Income from continuing operations increased $9.3 million, or $.78 per diluted share, to $34.4 million, or $2.90 per diluted share, during 2006 as compared to $25.1 million, or $2.12 per diluted share, during 2005. Income from discontinued operations was $269,000, or $.02 per diluted share, during 2006 as compared to $292,000, or $.03 per diluted share during 2005. The increase in income from continuing operations and net income during 2006, as compared to 2005, was primarily attributable to:

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

•	a favorable change of $832,000, or $.07 per diluted share, resulting from a decrease in interest expense, as discussed below (after adjusting for the $192,000 LLC Impact, as indicated above);

•	an unfavorable change of $191,000, or $.02 per diluted share, resulting from an increase in other operating expenses (after adjusting for the $377,000 LLC Impact, as indicated above), and;

•

an unfavorable change of $200,000, or $.02 per diluted share, resulting from other combined unfavorable changes including a $109,000 increase in depreciation and amortization expense, as discussed below (after adjusting for the $172,000 LLC Impact, as indicated above).

Included in our consolidated statement of income during 2005 was a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Included in our 2005 net income was an equal amount representing the property damage recoverable from UHS. Prior to the completion of the asset exchange and substitution, Chalmette had a combined asset value of $8.3 million on our consolidated balance sheet consisting of $2.0 million of land held for exchange and $6.3 million of property damage receivable from UHS. Included in our net income during 2006 was a gain of $14.0 million representing the total property transferred to us from UHS as of December 31, 2006 ($22.2 million) in excess of the $8.3 million book value of Chalmette. Upon the completion of the asset exchange and substitution during the third quarter of 2006, we received the above mentioned Capital Additions from Wellington and Bridgeway which had a combined fair value of $13.0 million. In addition, the construction costs related to the completed Capital Addition at Inland Valley amounted to $9.2 million as of December 31, 2006 ($11.0 million was the total minimum estimated cost of Inland Valley’s Capital Addition).

FASB Interpretation No. 30 (“FIN 30”), Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets, an Interpretation of APB No. 29 (“APB29”), provides guidance on the accounting for involuntary conversions of nonmonetary assets (such as property) to monetary assets (such as insurance proceeds). Although the damage to Chalmette did not directly result in the conversion of a nonmonetary asset to a monetary asset, we do not believe that the receipt of a nonmonetary asset is in substance different than the receipt of a monetary asset in the context of an involuntary conversion. The guidance in FIN 30 would result in recognition of the assets received upon the involuntary conversion at their fair values with gain or loss recognized for the difference between the fair value of the assets received and the carrying value of the assets converted. We also considered the guidance in SFAS No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, as Amendment of APB 29, which is effective for nonmonetary asset exchanges occurring in the fiscal year beginning after June 15, 2005. SFAS No. 153 is based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, unless the exchange lacks “commercial substance”, as defined in paragraph 21 of APB 29, as amended by SFAS 153. After evaluating the provisions of SFAS No. 153, we concluded that the exchange of these assets had “commercial substance” since, as indicated above, the base or minimum rent component of the total rental earned on the substituted assets has increased (by $562,000) over the base rental amount earned pursuant to the terms of the Chalmette lease. As a result, the risk component of the future lease stream has been significantly and favorably impacted. In addition, the future bonus rental earned on the substituted assets at Wellington, Bridgeway and Inland Valley will be impacted (either favorably or unfavorably) by the distinct operating characteristics of those facilities such as the nature of the healthcare care services provided, the geographic markets serviced and patient and payor mix, among other things. As a result of the facts and conclusions detailed above, and pursuant to the contingent gain guidance in SFAS No, 5, Accounting for Contingencies, we recorded the $14.0 million gain during 2006 which reflects the fair value of the assets transferred from UHS to us as of December 31, 2006, net of the $6.3 million recoverable from UHS recorded during 2005 and the $2.0 million of Chalmette land relinquished. During 2007, we recorded an additional gain of $1.7 million related to this transaction.

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

After giving effect to the $192,000 LLC Impact, as indicated above, interest expense decreased $832,000 during 2006, as compared to 2005, due primarily to: (i) a $369,000 decrease due to the expiration of two interest-rate swaps that expired during 2005 and 2006; (ii) a $252,000 decrease due to a net charge recorded during 2005 related to an interest-rate swap agreement that became ineffective based upon the forecasted borrowings under our revolving credit facility; (iii) a decrease of $145,000 due to interest earned during 2006 on a note receivable related to the sale of our ownership interest in a LLC, and; (iv) $66,000 of other combined decreases.

After giving effect to the $377,000 LLC Impact, as indicated above, other operating expenses (from continuing operations) increased $191,000 during 2006, as compared to 2005, as follows: (i) $109,000 of combined increases in expense resulting primarily from increased operating expenses at our MOBs, and; (ii) $82,000 of expense recorded during 2006 in connection with the adoption of SFAS No. 123R. Included in our other operating expenses are expenses related to the consolidated MOBs, a portion of which are passed on directly to the tenants. During both 2006 and 2005, 75% of the operating expenses associated with our MOBs were passed on directly to the tenants. Building expenses allocated to tenants for reimbursement are dependent upon various factors such as overall building occupancy levels and terms of individual leases.

After giving effect to the $172,000 LLC impact, as indicated above, depreciation and amortization expense increased $109,000 during 2006, as compared to 2005. The majority of the increase resulted from the increased depreciation expense recorded during 2006 on the Wellington and Bridgeway assets received in connection with the asset exchange and substitution agreement with UHS (related to the damage sustained at Chalmette from Hurricane Katrina) and replacement property at Wellington (related to hurricane damage sustained during 2004).

Below is a reconciliation of our reported net income to FFO for 2006 and 2005 (in thousands):

	2006	2005
Net income	$34,697	$25,423
Depreciation expense:
Consolidated investments	5,314	5,379
Unconsolidated affiliates	4,613	4,012
Discontinued operations	124	124
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	(1,860)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(13,958)	—
Property damage recovered from UHS-Wellington	—	(4,693)
Gains recorded by unconsolidated affiliates	—	(1,043)

Funds From Operations	$28,930	$29,202

Our FFO decreased $272,000 to $28.9 million during 2006 as compared to $29.2 million during 2005. This decrease in FFO was due primarily to:

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

Liquidity and Capital Resources

Year ended December 31, 2007 as compared to December 31, 2006:

Net cash provided by operating activities

Net cash provided by operating activities was $22.8 million during 2007 as compared to $24.7 million during 2006. The $1.9 million decrease was attributable to:

•

an unfavorable change of $1.3 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property, gain on sale of property by a LLC, gain on sale of our interest in a LLC and replacement property recovered from UHS-Chalmette). This decrease was primarily due to an unfavorable change in net cash provided by operating activities related to our investments in unconsolidated LLCs as follows: (i) $736,000 of the decrease resulted from a decrease in the depreciation and amortization expense add back during 2007, as compared to 2006, as a result of the LLC Impact, as indicated above, and; (ii) $535,000 of the decrease resulted from a decrease in the equity in income of unconsolidated LLCs during 2007, as compared to 2006, as discussed above (excludes gains from both periods and after giving effect to the LLC Impact, as indicated above):

•	an unfavorable change of $1.2 million in accrued expenses and other liabilities, as discussed below;

•	a favorable change of $127,000 in rent receivable;

•	a favorable change of $237,000 in accrued interest, and;

•	other favorable changes of approximately $200,000.

The $1.2 million unfavorable change in accrued expenses and other liabilities resulted primarily from the exercise and settlement of an aggregate of 50,000 Dividend Equivalent Rights (“DERs”) during 2007. The liability associated with the DER settlement during 2007 was $951,000. The DER cash settlement, after withholding taxes, was returned to us to satisfy the cost of stock option exercises and is reflected in “Cash flows from financing activities” on the consolidated statements of cash flows.

Net cash used in investing activities

Net cash used in investing activities was $4.3 million during 2007 as compared to $2.4 million during 2006.

2007:

During 2007, we used $4.3 million of net cash in investing activities as follows:

•	We spent $16.7 million to fund advances to unconsolidated LLCs as follows:

•

$8.5 million advance (which was fully repaid during 2007) made to an existing LLC that owns Thunderbird Paseo Medical Plaza I and II located in Glendale, Arizona, in which we have a 75% non-controlling equity interest;

•	$3.1 million advance made to the LLC that owns the Spring Valley Medical Building II, an existing LLC in which we have a 95% non-controlling equity interest;

•	$5.0 million advance made to the LLC that owns Desert Springs Medical Plaza, an existing LLC in which we have a 99% non-controlling equity interest, and;

•	$120,000 advance made to the LLC that owns the Spring Valley Medical Building I, an existing LLC in which we have a 95% non-controlling equity interest.

•	We spent $8.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$4.0 million invested in the LLC that owns the Canyon Springs Medical Plaza in which we have a 95% non-controlling equity interest;

•	$1.7 million invested in the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$765,000 invested in exchange for a 95% non-controlling equity interest in a LLC that owns the Cobre Valley Medical Plaza;

•	$748,000 invested in the LLC that owns 700 Shadow Lane and Goldring Medical Office Buildings in which we have a 98% non-controlling equity interest;

•	$495,000 invested in the master LLC, which governs four unconsolidated LLCs, in which we have a 90% non-controlling equity interest;

•	$380,000 invested in the LLC that owns the Centennial Hills Medical Office Building I, which was completed during the fourth quarter of 2007, in which we have a 95% non-controlling equity interest;

•	$74,000 invested in the LLC that will construct and own the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$95,000 invested in the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest.

•	We spent $7.2 million to fund capital additions at certain of our consolidated real estate investments as follows:

•	$5.8 million funded at a consolidated LLC that will develop, construct, own and operate the Palmdale Medical Office Building;

•	$760,000 funded in connection with the Inland Valley additions in excess of $11.0 million, related to the Chalmette asset exchange and substitution transaction, as discussed herein, and;

•	$669,000 of other capital additions.

•	We received $10.0 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.6 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we own a 75% non-controlling equity interest;

•	$485,000 received from the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest;

•	$696,000 received from the LLC that owned the Rio Rancho Medical Center in which we owned a 80% non-controlling equity interest. This LLC was sold during the first quarter of 2007;

•	$219,000 received from the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest, and;

•	$50,000 received from the LLC that owns the Suburban Medical Plaza II in which we have a 33% non-controlling equity interest.

•	We received $7.2 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$5.4 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we have a 75% non-controlling equity interest;

•	$998,000 received from the LLC that owns the Canyon Springs Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$829,000 received from the LLC that owns the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$77,000 received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest.

•	We received $7.3 million of cash proceeds in connection with the sale of real property;

•	We received $2.2 million of cash distributions in excess of income and other cash activities related to our unconsolidated LLCs, and;.

•	We received $1.1 million of cash distributions in connection with the sale of real property by a LLC.

2006:

During 2006, we used $2.4 million of net cash in investing activities as follows:

•	We spent $7.6 million to fund advances to unconsolidated LLCs as follows:

•

$5.3 million advance made to a LLC that will develop, construct, own and operate the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. We have committed to a total of $12.3 million of debt financing to this LLC, of which $5.3 million has been funded as of December 31, 2006. This project was opened during the second quarter of 2007;

•

$630,000 advance (which was fully repaid during 2007) made to the LLC that owns Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold);

•	$540,000 advance (which was fully repaid during the third quarter of 2006) made to a master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest;

•

$485,000 advance (which was fully repaid during 2007) made to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

•

$363,000 advance (which was converted to equity during 2007) made to the LLC that will develop, construct, own and operate the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. This project was opened during the fourth quarter of 2007, and;

•	$259,000 of advances made to various LLCs in which we own a non-controlling equity interest.

•	During 2006, we spent $5.3 million spent to fund equity investments in unconsolidated LLCs as follows:

•

$1.6 million of equity funded to the LLC that constructed and owns the Sierra San Antonio Medical Plaza, located in Fontana, California, in which we have a 95% non-controlling equity interest. We have committed to invest a total of up to $3.5 million in equity in this LLC, of which $2.7 million has been funded to date. The LLC also obtained a $7.5 million third-party construction loan, which is non-recourse to us. This project was completed and opened during the first quarter of 2006;

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

•

$637,000 of additional equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest. We have committed to invest a total of $8.0 million in equity in this LLC, of which $5.2 million has been funded as of December 31, 2007. The LLC also obtained a $29 million third-party mortgage that is non-recourse to us;

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

•	$562,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

•	We received $1.9 million of cash received in connection with repayments of advances previously made to LLCs, was as follows:

•	$1.2 million received from the LLC that owns the Suburban Medical Plaza II, located in Louisville, Kentucky, in which we have a 33% non-controlling equity interest;

•	$540,000 received from the master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$160,000 received from various LLCs in which we own non-controlling equity interests.

•	We spent $1.3 million to fund capital additions at certain of our consolidated real estate investments;

•	We received $5.7 million of cash proceeds in connection with refinancing of third-party debt by an unconsolidated LLC;

•	We received $3.1 million of cash proceeds related to the sale of our interest in a LLC, and;

•	We received $1.1 million of net cash distributions in excess of income and other cash activities related to our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $18.1 million during 2007 and $23.2 million during 2006.

During 2007, we had net debt borrowings of $3.2 million on our revolving line of credit, paid $27.2 million in dividends, paid $527,000 in financing fees related to our new revolving credit agreement, paid $201,000 on a mortgage note payable of a consolidated LLC, that is non-recourse to us, paid $132,000 on a mortgage note payable that is non-recourse to us, paid $236,000 for shares repurchases, borrowed $5.8 million on a construction loan payable of a consolidated LLC, that is non-recourse to us and generated $1.2 million of net cash from the issuance of shares of beneficial interest

During 2006, we had net debt borrowings of $3.6 million on our revolving line of credit, paid $26.6 million of dividends, paid $577,000 on mortgage notes payable that are non-recourse to us and generated $391,000 of net cash from the issuance of shares of beneficial interest.

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

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities was ($2.4 million) during 2006, as discussed above, as compared to $8.4 million during 2005.

2005:

We generated $8.4 million of net cash provided by investing activities as follows:

•	We spent $8.3 million to fund equity investments in unconsolidated LLCs and $2.9 million to fund advances made to unconsolidated LLCs ($11.2 million in total) as follows:

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

•	$400,000 additional advance to a LLC that owns the Saint Mary’s Center for Health, in connection with the purchase of a 75% non-controlling interest in the LLC (which was fully repaid during 2005);

•	$680,000 advance made to Desert Samaritan Hospital MOBs, an existing LLC which we have a 76% non-controlling equity interest (which was fully repaid during 2005);

•	$425,000 advance made to Edwards Medical Plaza, an existing LLC in which we have a 90% non-controlling equity interest;

•	$1.3 million advance (which was partially repaid during 2006 and 2007) made to Suburban Medical Plaza II, an existing LLC in which we have a 33% non-controlling equity interest, and;

•

$85,000 advance (which was fully repaid during 2007) made to Rio Rancho Medical Center, an existing LLC in which we have a 80% non-controlling equity interest (subsequent to December 31, 2006, the real estate assets of this LLC were sold).

•	We received $9.6 million of cash in connection with repayments of advances previously made to LLCs, as follows:

•

$6.5 million received as repaid advances previously provided to a LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•	$2.5 million received as repaid advances previously provided to a LLC that owns the Saint Mary’s Center for Health located in Reno, Nevada, in which we have a 75% non-controlling equity interest, and;

•	$680,000 received as repaid advances previously provided to a LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest.

•	We spent $2.4 million to fund capital additions at certain of our consolidated real estate investments;

•	We received $8.5 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs;

•	We received $2.9 million of cash proceeds related to sales of properties by unconsolidated LLCs;

•	We received $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $23.2 million during 2006, as discussed above, and $35.6 million during 2005.

During 2005, we had net debt repayments of $10.0 million on our revolving line of credit, paid $25.6 million in dividends, paid $662,000 on mortgage notes payable that are non-recourse to us and generated $668,000 of cash from the issuance of shares of beneficial interest.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125%, or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2007, the applicable margin over the Eurodollar rate was .75%, the margin over the prime rate was zero, and the commitment fee was .15%.

At December 31, 2007, we had $16.8 million of outstanding borrowings and $25.2 million of letters of credit outstanding against the revolving credit agreement. We had $58.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2007. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $11.3 million in 2007, $11.9 million in 2006, and $12.0 million in 2005 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.1% in 2007, 7.9% in 2006, and 9.0% in 2005. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at year end 2007.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

We have two mortgages and one construction loan, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2007, with a combined outstanding balance of $19.8 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The construction loan carries an interest rate as of December 31, 2007 of LIBOR plus 2.60% or 7.2% and has a maturity date in 2008. The mortgages are secured by the real property of the buildings as well as property leases and rents. These two mortgages and the construction loan have a combined fair value of approximately $20.6 million as of December 31, 2007. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2007:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed(a)	$12,404	$361	$12,043	$—	$—
Long-term debt-variable(b)	24,213	7,413	—	16,800	—
Estimated future interest payments on debt outstanding as of December 31, 2007(c)	6,803	2,288	3,455	1,060	—
Equity and debt financing commitments(d)	35,305	35,305	—	—	—

Total contractual cash obligations	$78,725	$45,367	$15,498	$17,860	$—

(a)	Consists of two mortgages, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2007. Excluded from the table above is the $214.9 million of combined third-party debt outstanding as of December 31, 2007, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 9 to the consolidated financial statements).
(b)	Consists of $16.8 million of borrowings outstanding as of December 31, 2007 under the terms of our $100 million revolving credit agreement entered into in January 2007, and $7.4 million of borrowings outstanding as of December 31, 2007 pursuant to a construction loan at a LLC, which is non-recourse to us.
(c)	Assumes that all debt outstanding as of December 31, 2007, including borrowings under the revolving credit agreement and two mortgage notes payable and a construction loan, which are non-recourse to us, remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2007. We have the right to repay borrowings under the revolving credit agreement and construction loan at any time during the terms of the agreements, without penalty.

(d)	As of December 31, 2007, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs, as follows (in thousands):

Amount
Arlington Medical Properties	$2,800
Sierra Medical Properties	776
Spring Valley Medical Properties II	1,884
PCH Southern Properties	2,354
Centennial Hills Medical Properties	6,167
Canyon Healthcare Properties	2,967
Palmdale Medical Properties	4,158
Banburry Medical Properties	6,424
Deerval Properties II	6,800
Deerval Parking Company (a.)	975

Total	$35,305

(a.)	Deerval Parking Company is owned 50% by Deerval Properties and 50% by Deerval Properties II.

Off Balance Sheet Arrangements

As of December 31, 2007, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2007 totaled $25.2 million consisting of: (i) $2.0 million related to the Deerval Parking Company; (ii) $5.8 million related to the Deerval Properties II; (iii) $900,000 related to Arlington Medical Properties; (iv) $1.1 million related to Sierra Medical Properties; (v) $6.0 million related to Centennial Hills Medical Properties, (vi) $5.5 million related to the Banburry Medical Properties; (vii) $3.9 million related to Palmdale Medical Properties.

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

As of December 31, 2007 and 2006, we had no outstanding interest rate swap agreements.

We did not have any hedging activity during 2007. Additional interest expense recorded as a result of our hedging activity during 2006 and 2005, was $62,000 and $431,000, respectively. For the years ended December 31, 2006 and 2005, we received a weighted average rate of 4.8% and 3.2%, respectively, and paid a weighted average rate on our interest rate swap agreements of 6.9% and 6.1% in 2006 and 2005, respectively.

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $71,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $73,000. The carrying value of amounts borrowed approximates fair value.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2007. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Fixed rate	$361	$409	$11,634	$—	$—	$—	$12,404
Weighted average interest rates	8.3%	8.3%	8.3%	—	—	—	8.3%
Variable rate long-term debt (a)	$7,413	—	—	—	$16,800	$—	$24,213
Weighted average interest rates	7.2%	—	—	—	5.6%	—	5.9%

(a)	Consists of borrowings outstanding under the terms of our $100 million revolving credit agreement, as amended in January of 2007, and our construction loan.

As calculated based upon our variable rate debt outstanding as of December 31, 2007 that is subject to interest rate fluctuations, each 1% of change in interest rates would impact our net income by approximately $242,000.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP, independent registered public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 13, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007. See also “Executive Officers of the Registrant” appearing in Item I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the captions “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007. See also “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in Item 5 hereof.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

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

10.2 Agreement dated December 3, 2007, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.13* Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.14* Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

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

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2008

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr	Trustee	March 13, 2008

/s/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 13, 2008

/s/ MILES L. BERGER Miles L. Berger	Trustee	March 13, 2008

/s/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 13, 2008

/s/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008

/s/ CHERYL K. RAMAGANO Cheryl K. Ramagano	Vice President, Treasurer and Secretary	March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 13, 2008

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS:
Real Estate Investments:
Buildings and improvements	$178,655	$171,761
Accumulated depreciation	(60,627)	(56,935)

	118,028	114,826
Land	18,258	19,317
Construction in progress	7,511	9,220

Net Real Estate Investments	143,797	143,363

Investments in and advances to limited liability companies (“LLCs”)	52,030	47,223

Other Assets:
Cash and cash equivalents	1,131	798
Bonus rent receivable from UHS	960	1,025
Rent receivable—other	746	814
Deferred charges and other assets, net	1,085	916

Total Assets	$199,749	$194,139

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Line of credit borrowings	$16,800	$13,600
Mortgage note payable, non-recourse to us	3,717	3,849
Mortgage and construction loans payable of consolidated LLCs, non-recourse to us	16,100	8,888
Accrued interest	125	84
Accrued expenses and other liabilities	1,874	2,857
Tenant reserves, escrows, deposits and prepaid rents	741	595

Total Liabilities	39,357	29,873

Minority interest	87	69

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2007—11,841,938; 2006—11,791,950	118	118
Capital in excess of par value	188,638	187,524
Cumulative net income	327,065	304,874
Cumulative dividends	(355,516)	(328,319)

Total Shareholders’ Equity	160,305	164,197

Total Liabilities and Shareholders’ Equity	$199,749	$194,139

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues (Note 1):
Base rental—UHS facilities	$12,244	$12,448	$12,567
Base rental—Non-related parties	9,352	11,313	11,696
Bonus rental—UHS facilities	3,958	4,317	4,509
Tenant reimbursements and other—Non-related parties	2,293	3,336	3,415
Tenant reimbursements and other—UHS facilities	113	300	403

	27,960	31,714	32,590

Expenses:
Depreciation and amortization	5,209	5,436	5,499
Advisory fees to UHS (Note 2)	1,425	1,424	1,420
Other operating expenses	4,482	6,149	6,335
Property write-down—hurricane damage—Chalmette	—	—	6,259
Property replacement recoverable from UHS—Chalmette	—	—	(6,259)

	11,116	13,009	13,254

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chalmette) and interest expense	16,844	18,705	19,336
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $264 during 2007, a previously deferred gain of $1,860 on our sale of our interest in an unconsolidated LLC during 2006 and a gain on sale of real property of $1,043 during 2005)	2,821	4,241	4,602
Replacement property recovered from UHS—Chalmette	1,748	13,958	—
Property damage recovered from UHS—Wellington	—	—	4,693
Interest expense	(1,749)	(2,476)	(3,500)

Income from continuing operations	19,664	34,428	25,131
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	2,527	269	292

Net income	$22,191	$34,697	$25,423

Basic earnings per share:
From continuing operations	$1.66	$2.92	$2.14
From discontinued operations	$0.21	$0.02	$0.02

Total basic earnings per share	$1.87	$2.94	$2.16

Diluted earnings per share:
From continuing operations	$1.66	$2.90	$2.12
From discontinued operations	$0.21	$0.02	$0.03

Total diluted earnings per share	$1.87	$2.92	$2.15

Weighted average number of shares outstanding—Basic	11,818	11,784	11,764
Weighted average number of share equivalents	57	82	77

Weighted average number of shares and equivalents outstanding—Diluted	11,875	11,866	11,841

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive (loss)/income	Total
	Number of Shares	Amount
January 1, 2005	11,756	$118	$186,275	$244,754	($276,100)	($994)	$154,053
Issuance of shares of beneficial interest	22	—	668	—	—	—	668
Dividends ($2.175/share)	—	—	—	—	(25,588)	—	(25,588)
Comprehensive income:
Net income	—	—	—	25,423	—	—	25,423
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	863	863
Unrealized derivative gains on cash flow hedges	—	—	—	—	—	31	31

Total—comprehensive income	—	—	—	25,423	—	894	26,317

December 31, 2005	11,778	118	186,943	270,177	(301,688)	(100)	155,450
Issuance of shares of beneficial interest	14	—	499	—	—	—	499
Dividends ($2.26/share)	—	—	—	—	(26,631)	—	(26,631)
Stock-based compensation expense	—	—	82		—		82
Comprehensive income:
Net income	—	—	—	34,697	—	—	34,697
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	62	62
Unrealized derivative losses on cash flow hedges	—	—	—	—	—	38	38

Total—comprehensive income	—	—	—	34,697	—	100	34,797

December 31, 2006	11,792	118	187,524	304,874	(328,319)	—	164,197
Shares of Beneficial Interest:
Issued	57	—	1,213	—	—	—	1,213
Repurchased	(7)	—	(236)	—	—	—	(236)
Dividends ($2.30/share)	—	—	—	—	(27,197)	—	(27,197)
Stock-based compensation expense	—	—	137	—	—	—	137
Comprehensive income:
Net income	—	—	—	22,191	—	—	22,191

Total—comprehensive income	—	—	—	22,191	—	—	22,191

December 31, 2007	11,842	$118	$188,638	$327,065	($355,516)	$—	$160,305

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$22,191	$34,697	$25,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,209	5,560	5,623
Gain on sale of property	(2,270)	—	—
Gains on sales of properties by limited liability companies (“LLCs”)	(264)	—	(1,043)
Gain on sale of our interest in a LLC	—	(1,860)	—
Replacement property recovered from UHS—Wellington	—	—	(4,693)
Property write-down from hurricane damage—Chalmette	—	—	6,259
Property damage recoverable from UHS—Chalmette	—	—	(6,259)
Replacement property recovered from UHS—Chalmette	(1,748)	(13,958)	—
Net loss on ineffective cash flow hedge	—	—	254
Changes in assets and liabilities:
Rent receivable	133	6	(568)
Accrued expenses and other liabilities	(779)	386	354
Tenant reserves, escrows, deposits and prepaid rents	146	134	(6)
Accrued interest	41	(196)	(60)
Other, net	116	(67)	19

Net cash provided by operating activities	22,775	24,702	25,303

Cash flows from investing activities:
Investments in LLCs	(8,231)	(5,332)	(8,281)
Repayments of advances made to LLCs	10,003	1,949	9,631
Advances made to LLCs	(16,693)	(7,573)	(2,902)
Cash distributions in excess of income from LLCs	2,101	1,399	954
Proceeds received from sale of our interest in a LLC	—	3,102	—
Cash distributions from sales of properties by LLCs	1,108	—	2,851
Cash distributions of refinancing proceeds from LLCs	7,279	5,704	8,499
Cash received from sale of property	7,280	—	—
Other cash activities of LLCs	51	(359)	—
Additions to real estate investments	(7,234)	(1,294)	(2,391)
Proceeds received from sale of minority ownership interest in LLC	—	—	47

Net cash (used in)/provided by investing activities	(4,336)	(2,404)	8,408

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	3,200	3,600	(10,000)
Financing costs paid	(527)	—	—
Repayments of mortgage notes payable of consolidated LLCs	(201)	(454)	(551)
Borrowings of construction loans payable of consolidated LLC	5,774	—	—
Repayments of mortgage notes payable	(132)	(123)	(111)
Dividends paid	(27,197)	(26,631)	(25,588)
Repurchase of shares of beneficial interest	(236)	—	—
Issuance of shares of beneficial interest	1,213	499	668
Dividend reinvestment receivable	—	(108)	—

Net cash used in financing activities	(18,106)	(23,217)	(35,582)

Increase (decrease) in cash and cash equivalents	333	(919)	(1,871)
Cash and cash equivalents, beginning of period	798	1,717	3,588

Cash and cash equivalents, end of period	$1,131	$798	$1,717

Supplemental disclosures of cash flow information:
Interest paid	$1,795	$2,661	$3,104

Supplemental disclosures of non-cash transactions:
Replacement property recovered from UHS—Chalmette	$1,748	$13,958	—
Property damage costs capitalized —UHS—Wellington	—	—	4,693
Increase (decrease) in net property due to recording of LLCs on consolidated/unconsolidated basis	1,674	(25,571)	—
Increase (decrease) in debt due to recording of LLCs on consolidated/unconsolidated basis	1,725	(12,234)	—

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2007, we have forty-six real estate investments or commitments located in fourteen states consisting of:

•	six hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and one sub-acute;

•	thirty-six medical office buildings (including three being constructed), and;

•	four pre-school and childcare centers.

Since we have significant investments in six hospital facilities, which comprised 65%, 58% and 56% of net revenues in 2007, 2006 and 2005, respectively, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Four of our six hospital facilities and all or a portion of seven medical office buildings are leased to subsidiaries of Universal Health Services, Inc. (“UHS”) at December 31, 2007.

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

Investments in Limited Liability Companies (“LLCs”)

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46R”), which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 99%, these three LLCs were considered to be variable interest entities. In addition, we were the primary beneficiary of these three LLC investments. Upon the adoption of FIN 46R on March 31, 2004, we began consolidating the results of operations of these three LLC investments in our consolidated financial statements.

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Beginning with the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these two LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. There was no impact on our net income as a result of the change in accounting for these LLCs. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that is currently under construction, this LLC is included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2007, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which is scheduled to be completed and opened during the second quarter of 2008.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $161 million and $103 million, respectively, at December 31, 2007 and $170 million and $111 million respectively, at December 31, 2006.

Stock-Based Compensation

The 1997 Incentive Plan (the “1997 Plan”) expired on June 22, 2007. Awards granted under the 1997 Plan on or before the termination date remain exercisable, in accordance with their respective terms, after the termination of the 1997 Plan. During the second quarter of 2007, our Board of Trustees approved and adopted the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan was also approved by our shareholders during the second quarter of 2007. A total of 75,000 shares have been authorized for issuance under the 2007 Plan and there have been no shares issued under the 2007 Plan at December 31, 2007. Additionally, during the second quarter of 2007, the Board of Trustees approved the termination of the Universal Health Realty Income Trust’s Share Compensation Plan for outside Trustees.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” and related interpretations and began expensing the grant-date fair value of stock options. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation. SFAS 123R generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The impact of adopting SFAS No. 123R for the years ended December 31, 2007 and 2006, reduced net income by approximately $137,000 and $82,000, respectively, recognized related to outstanding stock options and Dividend Equivalent Rights (“DERs”) that were granted or have vestings after December 31, 2005. As of December 31, 2007, there was approximately $368,000 of unrecognized compensation costs related to unvested options and DERs which is expected to be recognized over the weighted average remaining vesting period of 2.8 years. During 2007, there were 24,000 options and DERs issued under the 1997 Plan with a weighted-average grant-date fair value of $14.70 per option. We will recognize compensation cost related to restricted share awards associated with the 2007 Plan over the respective vesting periods. However, as of December 31, 2007, there were no unvested restricted share awards outstanding.

We adopted SFAS No. 123R using the modified prospective transition method and; therefore, we have not restated prior periods. Under this transition method, compensation costs associated with stock options recognized in 2007 and 2006 includes amortization related to the remaining unvested portion of stock option and dividend equivalent rights awards granted prior to January 1, 2006, and include amortization expense related to new awards granted after January 1, 2006. We use the Black-Scholes model as our option pricing model for applying SFAS 123R.

The expense associated with share-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

For stock options and DERs granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to our stock option and DER plans for 2005 is shown in the table below.

Year Ended December 31, 2005
(in thousands, except per share data)
Income from continuing operations	$25,131
Income from discontinued operations, net	292

Net income	$25,423

Income from continuing operations	$25,131
Add: total stock-based compensation expenses included in net income	227
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards:	(236)

Pro forma net income from continuing operations	$25,122
Income from discontinued operations, net	292

Total pro forma net income	$25,414

Basic earnings per share, as reported:
From continuing operations	$2.14
From discontinued operations	0.02

Total basic earnings per share, as reported	$2.16

Basic earnings per share, pro forma:
From continuing operations	$2.14
From discontinued operations	0.02

Total basic earnings per share, pro forma	$2.16

Diluted earnings per share, as reported:
From continuing operations	$2.12
From discontinued operations	0.03

Total diluted earnings per share, as reported	$2.15

Diluted earnings per share, pro forma:
From continuing operations	$2.12
From discontinued operations	0.03

Diluted earnings per share	$2.15

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

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity”, an Amendment of SFAS 133, require that all derivative instruments be recorded on the balance sheet at their respective fair values. [At December 31, 2007, we had no outstanding swap agreements.]

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

Recent Accounting Pronouncements

Business Combinations:    In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS 141R will have a material impact on our results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not anticipate that the adoption of SFAS No. 160 will have a material impact on our results of operations or financial position.

Fair Value Option for Financial Assets and Financial Liabilities:    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.

Fair Value Measurements:    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% of our total revenue for the five years ended December 31, 2007 (approximately 57%, 51%, and 49% for the years ended December 31, 2007, 2006 and 2005, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 25% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2007 (approximately 24%, 24% and 25% for the years ended December 31, 2007, 2006 and 2005, respectively). In addition, seven MOBs (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

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

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement (“Agreement”) with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we recognized no gain for federal income tax purposes based upon the transaction as agreed upon in the Agreement.

The total cost of the 44-bed Capital Addition at Inland Valley amounted to $11.7 million, which exceeded the $11.0 million threshold included in the Agreement. Pursuant to the terms of the Agreement, the $760,000 of cost in excess of the $11.0 million threshold has been paid to UHS in cash and UHS will pay incremental rent on the $760,000 excess cost at a rate of 6.75%.

The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Includes incremental rent on the $760,000 of Capital Addition cost in excess of $11.0 million.

The properties included in the Asset Exchange and Substitution Agreement consist of the following, based upon fair value amounts (in thousands):

Wellington—Bed Tower	$8,926
Bridgeway—28 bed addition	4,072
Inland Valley—44 bed expansion	11,728

Total fair value of exchanged and substituted assets, including $760,000 excess repaid to UHS	$24,726

During 2005, 2004 and 2003, the total rent earned by us under the Chalmette lease was approximately $1.6 million to $1.7 million annually (including $960,000 of base rental and approximately $700,000 of bonus rental). The total rent payable to us on the Capital Additions included in the substitution package (including the estimated base rent on the Inland Valley Capital Addition in excess of $11.0 million) is expected to approximate the total rent earned by us under the Chalmette lease.

Also during the second quarter of 2006, as part of the overall asset exchange and substitution arrangement with UHS, UHS agreed to early renewals of the leases between us and each of Inland Valley, Wellington and McAllen which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009. These leases were renewed on the same economic terms as the current leases.

Included in our consolidated statement of income during 2005 was a property write-down charge of $6.3 million representing the book value of the Chalmette property damaged by the hurricane. Included in our 2005 net income was an equal amount representing the property damage recoverable from UHS. Prior to the completion of the asset exchange and substitution, Chalmette had a combined asset value of $8.3 million on our consolidated balance sheet consisting of $2.0 million of land held for exchange and $6.3 million of property damage receivable from UHS. Included in our net income during 2007 and 2006 are gains of $1.7 million and $14.0 million, respectively, representing the total property transferred to us from UHS as of December 31, 2007 in excess of the $8.3 million book value of Chalmette.

During 2007, we committed to invest up to $6.4 million in debt or equity, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. This building, tenants of which include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2008.

During 2006, we committed to invest up to $6.6 million ($250,000 in equity, $250,000 of which has been funded as of December 31, 2007 and $6.3 million in debt financing or equity, of which $183,000 has been funded as of December 31, 2007) in exchange for a 95% non-controlling equity interest in a limited liability company that developed, constructed, owns and operates the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which include subsidiaries of UHS, was completed and opened during the fourth quarter of 2007.

Additionally, during 2006, we committed to invest up to $4.3 million in equity, of which $143,000 has been funded as of December 31, 2007, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital currently under construction. This MOB will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and UHS of Palmdale. Based upon the executed leases and letter of intent commitments in place as of December 31, 2007, the master lease threshold of 75% was not expected to be met by the completion and opening of the building. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us. At December 31, 2007, $7.4 million of third-party debt has been borrowed against this $9.9 million construction loan commitment. This building, tenants of which include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2008. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of December 31, 2007.

During 2005, we committed to invest up to $12.3 million in debt and/or equity, of which $10.2 million has been funded ($219,000 was repaid during 2007) as of December 31, 2007, in exchange for a 95% non-controlling interest in a limited liability company that developed, constructed, owns and operates the Spring Valley Medical Office Building II, a second MOB on the campus of a UHS hospital located in Las Vegas, Nevada. This MOB was completed and opened during the second quarter of 2007.

During the third quarter of 2004, Wellington, our 121-bed acute care facility located in West Palm Beach, Florida, sustained storm damage caused by a hurricane. This facility is leased by a wholly-owned subsidiary of UHS and pursuant to the terms of the lease, UHS is responsible for maintaining replacement cost property insurance for the facility, a substantial portion of which is insured by a commercial carrier. The facility did not experience significant business interruption. During the year ended December 31, 2005, UHS incurred $4.7 million in replacement costs (in addition to $1.9 million incurred during 2004) and since these additional costs were recovered from UHS, $4.7 million has been included in net income during the year ended December 31, 2005. The repairs to the facility were completed as of December 31, 2005. UHS spent a total of approximately $6.6 million to replace the damaged property at this facility.

UHS Legal Proceedings:    We have been advised by UHS that UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS has been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS’s legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. UHS’s representatives have been advised that the government is continuing its investigations. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. UHS understands that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. UHS is investigating these matters, cooperating with the investigations and responding to the matters raised with them. UHS continues to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. UHS expects to continue their discussions with the government to attempt to resolve these matters in a manner satisfactory to UHS and the government. There is no assurance that UHS will be able to do so, and, at this time, UHS is unable to evaluate the extent of any potential financial or other exposure in connection with these matters which are related to the subject of the government’s investigations.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that UHS will not be subjected to further inquiries or actions, or that UHS will not be faced with sanctions, fines or penalties in connection with the investigation of their South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million during 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed pursuant to its current lease rates after its December, 2011 scheduled expiration of the existing lease term.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2008. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $1.4 million for each of 2007, 2006 and 2005. No incentive fees were paid during 2007, 2006 or 2005.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2007 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership:    As of December 31, 2007, UHS owned 6.7% of our outstanding shares of beneficial interest.

(3)	ACQUISITIONS AND DISPOSITIONS

2008:

Acquisitions:

In February, 2008, we purchased Kindred Hospital; Corpus Christi, an unaffiliated 74-bed long-term acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.7 million in cash and assumed $3.4 million of third-party mortgage debt that is non-recourse to us. The lease payments on this facility are unconditionally guaranteed by Kindred Healthcare, Inc. until its scheduled expiration in June, 2019.

Dispositions:

None.

2007:

Acquisitions:

None.

Dispositions:

We received $8.4 million in connection with the following divestitures:

•

During the first quarter of 2007, we received $7.3 million for the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for 2007, 2006 and 2005. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” during 2007, and;

•

During the second quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain which is included in “Equity in income of unconsolidated LLCs” during 2007.

2006:

Acquisitions:

None.

Dispositions:

None.

2005:

Acquisitions:

None.

Dispositions:

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

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2008	$21,569
2009	20,588
2010	18,141
2011	15,619
2012	2,406
Thereafter	2,921

Total minimum base rents	$81,244

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use variable-rate debt to finance a portion of our operations and investments. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. At December 31, 2007, we had no outstanding swap agreements.

Changes in the fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense in the same period in which the underlying hedged item affects earnings. During 2007, we had no hedging activity. For the years ended December 31, 2006 and 2005, we recorded additional interest expense of $62,000 and $431,000, respectively, as a result of our hedging activity.

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

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125%, or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2007, the applicable margin over the Eurodollar rate was .75%, the margin over the prime rate was zero, and the commitment fee was .15%.

At December 31, 2007, we had $16.8 million of outstanding borrowings and $25.2 million of letters of credit outstanding under our revolving credit agreement. We had $58.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2007. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $11.3 million in 2007, $11.9 million in 2006, and $12.0 million in 2005 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 7.1% in 2007, 7.9% in 2006, and 9.0% in 2005. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2007.

We have two mortgages and one construction loan, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2007, with a combined outstanding balance of $19.8 million. Both mortgages carry an interest rate of 8.3% and both have maturity dates in 2010. The construction loan carries an interest rate as of December 31, 2007 of LIBOR plus 2.60% or 7.2% and has a maturity date in 2008. The mortgages are secured by the buildings as well as property leases and rents. These two mortgages plus the construction loan have a combined fair value of approximately $20.6 million as of December 31, 2007.

The following table summarizes our outstanding mortgages and construction loan at December 31, 2007 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,717	8.3%	2010
Palmdale Medical Plaza	7,413	7.2%	2008
Summerlin Hospital MOB II	8,687	8.3%	2010

Total	$19,817

As of December 31, 2007, our aggregate consolidated scheduled debt repayments (including mortgages and construction loan) are as follows (amounts in thousands):

2008	$7,774
2009	393
2010	11,650
2011	—
2012(a)	16,800
Later	—

Total	$36,617

(a)	Consists of borrowings outstanding under the terms of our new $100 million revolving credit agreement entered into in January, 2007.

(7)	DIVIDENDS

Dividends of $2.30 per share were declared and paid in 2007, of which $1.646 per share was ordinary income, $0.2446 per share was a capital gain distribution and $0.4094 per share was a return of capital distribution. Dividends of $2.260 per share were declared and paid in 2006, of which $1.831 per share was ordinary income, $0.160 per share was a capital gain distribution and $0.269 per share was a return of capital distribution. Dividends of $2.175 per share were declared and paid in 2005, of which $1.754 per share was ordinary income, $0.093 per share was a capital gain distribution and $0.328 per share was a return of capital distribution.

(8)	INCENTIVE PLANS

As discussed in Note 1, effective January 1, 2006, we adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. As a result of adopting SFAS No. 123R, during 2007 and 2006 we recognized compensation cost in our financial statements on the unvested portion of existing options that were granted prior to the effective date and the cost of stock options granted after the effective date based on the fair value of the stock options at grant date.

During 1997, our Board of Trustees approved the Universal Health Realty Income Trust 1997 Incentive Plan (“The Plan”), a stock option and dividend equivalents rights plan for employees of the Trust, including officers and trustees; this plan expired on June 22, 2007. Awards granted under this Plan on or before the termination date remain exercisable, in accordance with their respective terms, after the termination of The Plan. A combined total of 400,000 shares and dividend equivalent rights had been reserved for issuance under The Plan. From inception through the expiration of the plan during the second quarter of 2007, there have been 161,000 stock options with dividend equivalent rights granted to eligible individuals, including officers and trustees. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. Dividend equivalent rights effectively reduce the exercise price of the 1997 Incentive Plan options by an amount equal to the cash or stock dividends distributed subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $112,000 in 2007, $195,000 in 2006 and $227,000 in 2005. During 2007, there were 24,000 options and DERs issued under the 1997 Incentive Plan with a weighted-average grant-date fair value of $14.70 per option. As of December 31, 2007, there were 51,000 options exercisable under The Plan with an average exercise price of $22.17 per share (average exercise price, adjusted to give effect to the dividend equivalent rights is $8.89 per share).

During the second quarter of 2007, our Board of Trustees approved and adopted the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan was approved by our shareholders during the second quarter of 2007. A total of 75,000 shares have been authorized for issuance under the 2007 Plan and there have been no shares issued under the 2007 Plan at December 31, 2007. Additionally, during the second quarter of 2007, the Board of Trustees approved the termination of the Universal Health Realty Income Trust’s Share Compensation Plan for outside Trustees. There were no shares issued or outstanding under the terms of this plan.

Compensation cost related to stock options is recognized using the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,	2007	2006	2005
Volatility	18%	17%	18% - 19%
Interest rate	4%	4%	4%
Expected life (years)	9.5	9.2	9.2
Forfeiture rate	2%	2%	3%
Dividend yield(a.)	0%	0%	6.5%

(a.)	Fair value calculated at 0% expected dividend yield to provide for effect of DERs.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees, under various plans. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2005	100,500	$19.67	$34.07/$14.75
Granted	14,000	$34.55	$34.90/$30.06
Exercised	(4,500)	$20.13	$34.07/$14.75
Cancelled	(1,000)	$32.47	$34.07/$27.65

Balance, January 1, 2006	109,000	$21.45	$34.90/$14.75

Balance, January 1, 2007	109,000	$21.45	$34.90/$14.75
Granted	24,000	$36.53	$36.53/$36.53
Exercised	(50,000)	$18.625	$18.625/$18.625

Balance, December 31, 2007	83,000	$27.51	$36.53/$14.75

The total in-the-money value of all stock options exercised during the years ended December 31, 2007 and 2005 was $836,000 and $59,000, respectively. There were no options granted, exercised or cancelled during 2006.

The following table provides information about unvested options as of December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2007	14,250	$12.80
Granted	24,000	$14.70
Vested	(6,250)	$12.00
Cancelled	—	$—

Unvested options as of December 31, 2007	32,000	$14.38

The following table provides information about options outstanding and exercisable options at December 31, 2007:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	83,000	51,000	31,520
Weighted average exercise price	$27.51	$22.17	$36.02
Aggregate intrinsic value	$684,000	$677,000	$22,000
Weighted average remaining contractual life	5.7	3.8	6.9

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at December 31, 2007 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options (a.)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$14.75 -$14.75	24,000	$14.75	2.2	24,000	$14.75	N/A	N/A
$18.625 -$19.625	2,500	19.63	.9	2,500	19.63	N/A	N/A
$21.4375 -$26.25	7,500	24.62	3.5	7,500	24.62	N/A	N/A
$27.65 -$29.44	7,000	28.42	5.2	7,000	28.42	N/A	N/A
$30.06 -$34.90	18,000	34.45	7.5	10,000	34.41	7,880	34.49
$36.53 -$36.53	24,000	36.53	9.2	—	—	23,640	36.53

Total	83,000	$27.51	5.7	51,000	$22.17	31,520	$36.02

(a.)	Assumes a weighted average forfeiture rate of 1.5%

(9)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

Since January 1, 1995 through December 31, 2007, we have invested $69.2 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2007, short-term unsecured advances aggregated $14.3 million due from four LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in LLCs was $52.1 million, (excluding consolidated investments), as reflected on our consolidated balance sheet as of December 31, 2007.

As of December 31, 2007, we had investments or commitments to invest in twenty-seven LLCs, twenty-five of which are accounted for by the equity method and two that are consolidated into the results of operations. The following tables represent summarized financial and other information related to the twenty-five LLCs which were accounted for under the equity method as of December 31, 2007:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties(f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)(g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties(h.)	95%	Canyon Springs Medical Plaza
653 Town Center Drive(b.)(i.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)(i.)	99%	Desert Springs Medical Plaza
Deerval Properties II(j.)	95%	Deer Valley Medical Office Building III
Cobre Properties(k.)	95%	Cobre Valley Medical Plaza
Banburry Medical Properties(b.)(l.)	95%	Summerlin Hospital Medical Office Building III

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded as of December 31, 2007, in exchange for a 75% non-controlling interest in a LLC that owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of December 31, 2007, the LLC has an outstanding mortgage loan balance of $27.9 million from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $3.5 million in equity in exchange for a 95% non-controlling interest in a LLC that owns the Sierra San Antonio Medical Plaza located in Fontana, California. As of December 31, 2007, we have invested $2.7 million in equity and $485,000 in debt financing (which was repaid during the first quarter of 2007) in connection with this project. The LLC has a $7.5 million construction loan from a third party, which is non-recourse to us. This medical office building opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.3 million in debt and/or equity financing (of which $10.2 million has been funded as of December 31, 2007 of which $219,000 was repaid during 2007), in exchange for a 95% non-controlling interest in a LLC that owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building was completed and opened during the second quarter of 2007.

(f.)	We have committed to invest a total of up to $3.5 million in equity, of which $2.0 million has been funded as of December 31, 2007, in exchange for a 95% non-controlling interest in a LLC that owns the Phoenix Children’s East Valley Care Center, a single tenant medical office building, located in Gilbert, Arizona. The LLC has a $7.3 million outstanding mortgage loan balance from a third-party, which is non-recourse to us. This building was completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $6.6 million ($250,000 in equity all of which has been funded as of December 31, 2007, and $6.3 million in equity or debt financing, $183,000 of which has been funded as equity as of December 31, 2007) in exchange for a 95% non-controlling interest in a LLC that owns the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada on the campus of a UHS hospital. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us, of which $12.8 million has been drawn as of December 31, 2007. This building was completed and opened during the fourth quarter of 2007.
(h.)	We have committed to invest up to $6.0 million ($5.5 million in equity of which $4.0 million has been funded as of December 31, 2007, and $500,000 in either equity and/or debt financing, none of which has been funded as of December 31, 2007) in exchange for a 95% non-controlling interest in a LLC that owns the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has an outstanding mortgage loan balance of $17.5 million from a third-party, which is non-recourse to us. This building was completed and opened during the fourth quarter of 2007.
(i.)	We began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.
(j.)	We have committed to invest up to $6.8 million ($250,000 in equity, none of which has been funded as of December 31, 2007, and $6.6 million in either equity and/or debt financing, none of which has been funded as of December 31, 2007) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us, under which $738,000 has been drawn as of December 31, 2007. This project is scheduled to be completed and opened during the third quarter of 2008.
(k.)	We have invested $765,000 in exchange for a 95% non-controlling interest in a LLC that owns the Cobre Valley Medical Plaza, located in Gilbert, Arizona. The LLC has a $2.6 million mortgage loan balance from a third party, which is non-recourse to us.
(l.)	We have committed to invest up to $6.2 million in debt and/or equity, none of which has been funded as of December 31, 2007, and $250,000 of equity, none of which has been funded as of December 31, 2007, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada. This project is scheduled to be completed and opened during the third quarter of 2008.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2007	2006	2005
	(amounts in thousands)
Revenues	$40,040	$34,524	$31,689
Operating expenses	17,987	14,853	13,993
Depreciation and amortization	7,189	5,603	4,846
Interest, net	12,100	10,631	9,671

Net income before gain	2,764	3,437	3,179
Gains on sales	339	—	1,693

Net income	$3,103	$3,437	$4,872

Our share of net income before gains on divestitures	$2,557	$2,381	$3,559
Our share of gains on divestitures(a.)	264	1,860	1,043

Our share of net income	$2,821	$4,241	$4,602

(a.)	During the second quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain during 2007.

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

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2007	2006(a.)
	(amounts in thousands)
Net property, including CIP	$247,514	$210,241
Other assets	22,859	16,840

Total assets	$270,373	$227,081

Liabilities	$10,707	$3,930
Mortgage notes payable, non-recourse to us	214,912	180,928
Notes payable to us	14,035	7,238
Equity	30,719	34,985

Total liabilities and equity	$270,373	$227,081

Our share of equity and notes receivable from LLCs	$52,030	$47,223

(a.)	Includes the assets, liabilities and equity related to the two LLCs discussed above which we began accounting for under the equity method during the fourth quarter of 2006.

As of December 31, 2007, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2008	$11,162
2009	31,212
2010	23,601
2011	11,653
2012	20,880
Later	116,404

Total	$214,912

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested a total of $5.4 million, are no longer covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(11)	QUARTERLY RESULTS (unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$7,043	$7,079	$6,905	$6,933	$27,960

Net income	$5,811	$7,971	$4,430	$3,979	$22,191

Total basic earnings per share	$0.49	$0.68	$0.37	$0.34	$1.87

Total diluted earnings per share	$0.49	$0.67	$0.37	$0.33	$1.87

Included in net income during the first, second and third quarters of 2007 are gains on the asset exchange and substitution agreement with UHS of $789,000, $939,000 and $20,000, respectively. Included in net income during the first and fourth quarters of 2007 are gains of $252,000 and $12,000, respectively, on the sale of real property by a LLC. Also included in net income during the second quarter of 2007 is a gain on sale of real property of $2.3 million.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$8,161	$8,136	$8,205	$7,212	$31,714

Net income	$4,948	$6,892	$15,725	$7,132	$34,697

Total basic earnings per share	$0.42	$0.58	$1.33	$0.60	$2.94

Total diluted earnings per share	$0.42	$0.58	$1.32	$0.60	$2.92

Included in net income during the third and fourth quarters of 2006 are gains on the asset exchange and substitution agreement with UHS of $11.3 million and $2.7 million, respectively. Additionally, during the second quarter of 2006, a deferred gain of $1.9 million was recognized in connection with the sale of our interest in an unconsolidated LLC. Revenues during the fourth quarter of 2006 exclude the $834,000 of combined revenues generated by two LLCs that we began recording on an unconsolidated basis during the fourth quarter of 2006.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2007

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period				Accumulated Depreciation as of Dec. 31, 2007		Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	2,050	10,701	14,595	2,050	25,296		27,346	6,200		2007	1986	43 Years

McAllen Medical Center McAllen, Texas	4,720	31,442	10,188	6,281	40,069		46,350	17,769		1994	1986	42 Years

Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	17,370	1,663	31,549		33,212	8,728	(a.)	2006	1986	42 Years

The Bridgeway North Little Rock, Arkansas	150	5,395	4,571	150	9,966		10,116	3,724		2006	1986	35 Years

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062	500	8,007		8,507	3,647		1993	1989	40 Years

Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837	158	8,241		8,399	6,658		1993	1986	25 Years

Fresno-Herndon Medical Plaza Fresno, California	1,073	5,266	(6,339)	0	0		0	0		1992	1994	45 Years

Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494	54	2,020		2,074	569		1991	1995	45 Years

Kelsey-Seybold Clinic at King’s Crossing	439	1,618	257	439	1,875		2,314	505		1995	1995	45 Years

Professional Center at King’s Crossing Kingwood, Texas	439	1,837	100	439	1,937		2,376	525		1995	1995	45 Years

Chesterbrook Academy Audubon, Pennsylvania	307	996	—	307	996		1,303	258		1996	1996	45 Years

Chesterbrook Academy New Britain, Pennsylvania	250	744	—	250	744		994	193		1991	1996	45 Years

Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—	180	815		995	211		1992	1996	45 Years

Chesterbrook Academy Newtown, Pennsylvania	195	749	—	195	749		944	194		1992	1996	45 Years

The Southern Crescent Center	1,130	5,092	181	1,130	5,273		6,403	1,368		1994	1996	45 Years

The Southern Crescent Center II Riverdale, Georgia	—	—	5,095	806	4,289		5,095	938		2000	1998	35 Years

The Cypresswood Professional Center Spring ,Texas	573	3,842	121	573	3,963		4,536	1,177		1997	1997	35 Years

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—	—	1,579		1,579	521		1999	1999	25 Years

Sheffield Medical Building Atlanta, Georgia	1,760	9,766	1,729	1,760	11,495		13,255	3,669		1999	1999	25 Years

Medical Center of Western Connecticut—Bldg. 73 (a.) Danbury, Connecticut	1,151	5,176	345	1,151	5,521		6,672	1,432		2000	2000	30 Years

Summerlin Hospital MOB II (b.) Las Vegas, Nevada	158	13,073	1,198	158	14,271		14,429	2,341		2000	2000	40 Years

Palmdale Medical Properties (c.) Palmdale, California	14	—	—	14	0	7,511	7,525	—		2007	2007	n/a

TOTALS	$16,491	$127,618	$52,804	$18,258	$178,655	$7,511	$204,424	$60,627

(a.)	At December 31, 2007 this property had an outstanding mortgage balance of $3.7 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010.

The mortgage is non-recourse to us and is secured by the Medical Center of Western Connecticut.

(b.)	At December 31, 2007 this property had an outstanding mortgage balance of $8.6 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010.

The mortgage is non-recourse to us and is secured by the Summerlin Hospital MOB II.

(c.)	At December 31, 2007 this property had an outstanding construction loan balance of $7.4 million.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2007

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2005 to December 31, 2007:

	2007	2006	2005
Balance at January 1,	$200,298	$210,594	$214,254
Initial consolidation of variable interest entities	2,017	—	—
Impact of deconsolidating two LLCs	—	(31,804)	—
Property write-down due to hurricane damage	—	—	(10,621)
Sale of real property	(6,435)	—	—
Construction in progress	5,508	9,220	—
Other	(127)	—	(123)
Additions (a.)	3,163	12,288	7,084

Balance at December 31,	$204,424	$200,298	$210,594

(a.)	Amounts for each of the three years presented include replacement property recovered from UHS.

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2005 to December 31, 2007:

	2007	2006	2005
Balance at January 1,	$56,935	$57,729	$56,609
Impact of deconsolidating two LLCs	—	(6,232)	—
Property write-down due to hurricane damage	—	—	(4,362)
Sale of real property	(1,438)	—	—
Other	(37)	—	(21)
Current year depreciation expense	5,167	5,438	5,503

Balance at December 31,	$60,627	$56,935	$57,729

Exhibit Index

Exhibit No.	Exhibit

3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.2	Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.3	Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

10.1	Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2	Agreement dated December 3, 2007, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3	Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4	Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.5	Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6*	Share Compensation Plan for Outside Trustees, previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.7	Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.8*	Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.9	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.10	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.11	Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

Exhibit No.		Exhibit

10.12		Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.13	*	Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.14	*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11		Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2		Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1		Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.