Form 10-Q
period 2008-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2008-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in, Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at April 30, 2008 – 11,848,609

UNIVERSAL HEALTH REALTY INCOME TRUST

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Base rental—UHS facilities	$3,062	$3,062
Base rental—Non-related parties	2,397	2,335
Bonus rental—UHS facilities	1,008	1,037
Tenant reimbursements and other—Non-related parties	488	585
Tenant reimbursements and other—UHS facilities	24	24

	6,979	7,043

Expenses:
Depreciation and amortization	1,406	1,260
Advisory fees to UHS	367	351
Other operating expenses	1,135	1,141

	2,908	2,752

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chalmette) and interest expense	4,071	4,291
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the three months ended March 31, 2007)	612	947
Replacement property recovered from UHS—Chalmette	—	789
Interest expense	(525)	(362)

Income from continuing operations	4,158	5,665
Income from discontinued operations, net	—	146

Net income	$4,158	$5,811

Basic earnings per share:
From continuing operations	$0.35	$0.48
From discontinued operations	$0.00	$0.01

Total basic earnings per share	$0.35	$0.49

Diluted earnings per share:
From continuing operations	$0.35	$0.48
From discontinued operations	$0.00	$0.01

Total diluted earnings per share	$0.35	$0.49

Weighted average number of shares outstanding—Basic	11,843	11,792
Weighted average number of share equivalents	38	113

Weighted average number of shares and equivalents outstanding—Diluted	11,881	11,905

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets:
Real Estate Investments:
Buildings and improvements	$186,255	$178,655
Accumulated depreciation	(62,016)	(60,627)

	124,239	118,028
Land	18,819	18,258
Construction in progress	8,808	7,511

Net Real Estate Investments	151,866	143,797

Investments in and advances to limited liability companies (“LLCs”)	53,416	52,030
Other Assets:
Cash and cash equivalents	1,089	1,131
Bonus rent receivable from UHS	1,008	960
Rent receivable - other	536	746
Deferred charges, notes receivable and other assets, net	2,942	1,085

Total Assets	$210,857	$199,749

Liabilities and Shareholders’ Equity:
Liabilities:
Line of credit borrowings	$25,800	$16,800
Mortgage note payable, non-recourse to us	7,041	3,717
Mortgage and construction loans payable of consolidated LLCs, non-recourse to us	16,851	16,100
Accrued interest	106	125
Accrued expenses and other liabilities	2,462	1,874
Tenant reserves, escrows, deposits and prepaid rents	716	741

Total Liabilities	52,976	39,357

Minority interests	86	87
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2008 - 11,848,545; 2007 -11,841,938	118	118
Capital in excess of par value	188,840	188,638
Cumulative net income	331,223	327,065
Cumulative dividends	(362,386)	(355,516)

Total Shareholders’ Equity	157,795	160,305

Total Liabilities and Shareholders’ Equity	$210,857	$199,749

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$4,158	$5,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,406	1,291
Gain on sale of real property by a limited liability company (“LLC”)	—	(252)
Replacement property recovered from UHS—Chalmette	—	(789)
Changes in assets and liabilities:
Rent receivable	162	123
Accrued expenses and other liabilities	27	(39)
Tenant reserves, escrows, deposits and prepaid rents	(25)	35
Accrued interest	(19)	(6)
Other, net	163	113

Net cash provided by operating activities	5,872	6,287

Cash Flows from Investing Activities:
Investments in LLCs	(1,671)	(478)
Repayments of advances made to LLCs	13	1,215
Advances made to LLCs	(1,600)	(1,211)
Cash distributions in excess of income from LLCs	652	353
Cash distribution from sale of real property by a LLC	—	1,096
Cash distributions of refinancing proceeds from LLCs	1,220	—
Advances made to third-party partners	(2,000)	—
Acquisition of real property	(4,802)	—
Additions to real estate investments	(1,018)	(424)

Net cash (used in)/provided by investing activities	(9,206)	551

Cash Flows from Financing Activities:
Net borrowings on line of credit	9,000	400
Advances from third-party partner	282	—
Financing costs paid	—	(527)
Repayments of mortgage notes payable of consolidated LLCs	(53)	(48)
Borrowings of construction loans payable of consolidated LLC	804	—
Repayment of mortgage note payable	(35)	(32)
Dividends paid	(6,870)	(6,722)
Issuance of shares of beneficial interest	164	121

Net cash provided by/(used in) financing activities	3,292	(6,808)

(Decrease)/increase in cash and cash equivalents	(42)	30
Cash and cash equivalents, beginning of period	1,131	798

Cash and cash equivalents, end of period	$1,089	$828

Supplemental Disclosures of Cash Flow Information:
Interest paid	$533	$448

Supplemental disclosures of non-cash transactions:
Replacement property recovered from UHS—Chalmette	$—	$789

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended March 31, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors and Item 1A of Part II, Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2008, we had investments or commitments in twenty-seven limited liability companies (“LLCs”), twenty-five of which are or will be accounted for by the equity method and two that are currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 58% and 56% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% and 24% of the combined consolidated and unconsolidated revenue for the three months ended March 31, 2008 and 2007, respectively. In addition, seven MOBs (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall asset exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as discussed below, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value.

We are committed to invest up to $6.3 million in equity, of which $143,000 has been funded as of March 31, 2008, in exchange for a 95% non-controlling equity interest in a limited liability company that will develop, construct, own and operate the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital that is also currently under construction. This medical office building (“MOB”) will be 75% master leased by UHS of Palmdale, Inc., a subsidiary of UHS, on a triple net basis. The master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years, to another tenant acceptable to the LLC and UHS of Palmdale. Based upon the executed leases and letter of intent commitments in place as of March 31, 2008, the master lease threshold of 75% is not expected to be met by the completion and opening of the building. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us. At March 31, 2008, $8.2 million of third-party debt has been borrowed against this $9.9 million construction loan commitment. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the second quarter of 2008. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of March 31, 2008 since we are the primary beneficiary.

We are committed to invest up to $6.4 million in debt or equity, of which $95,000 has been funded as of March 31, 2008, in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. The LLC has a third-party construction loan commitment of $14.4 million, of which $2.2 million has been borrowed as of March 31, 2008. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2008.

During the third quarter of 2005, Chalmette, an acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement (“Agreement”) with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Pursuant to section 1033(a)(1) of the Internal Revenue Code of 1986, as amended (the “IRC”), we recognized no gain for federal income tax purposes based upon the terms of the transaction as agreed upon in the Agreement.

The total cost of the Capital Addition at Inland Valley amounted to $11.7 million, which exceeded the $11.0 million threshold included in the Agreement. Pursuant to the terms of the Agreement, the $760,000 of cost in excess of the $11.0 million threshold has been paid to UHS in cash and UHS will pay incremental rent on the $760,000 excess cost at a rate of 6.75%.

The table below details the renewal options and terms for each of the four UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	UHS has four 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $367,000 and $351,000 for the three months ended March 31, 2008 and 2007, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although as of March 31, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2008, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 58% and 56% of our consolidated revenues for the periods ended March 31, 2008 and 2007, respectively, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.58 per share or $6.9 million in the aggregate was declared by the Board of Trustees on March 7, 2008 and was paid on March 31, 2008 to shareholders of record as of March 17, 2008.

(4) Acquisitions and Dispositions

Acquisitions during the first three months of 2008:

In February, 2008, we purchased Kindred Hospital; Corpus Christi, an unaffiliated long-term acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.8 million in cash and assumed $3.3 million of third-party mortgage debt that is non-recourse to us. The lease payments on this facility are unconditionally guaranteed by Kindred Healthcare, Inc. until its scheduled expiration in June, 2019. The proforma effect of this acquisition did not have a material impact on our results of operations.

Dispositions during the first three months of 2007:

During the three months ended March 31, 2007, RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, sold the real property of Rio Rancho Medical Center, located in Gilbert, Arizona. Our share of the net proceeds from this divestiture was $1.1 million. This transaction resulted in a $252,000 gain which is included in “Equity in income of unconsolidated LLCs” on our condensed consolidated statements of income for the three months ended March 31, 2007.

Additionally, during the first quarter of 2007, we entered into an agreement to sell one of our consolidated medical office buildings. Completion of this sale transaction was completed during the second quarter of 2007. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for the three months ended March 31, 2007.

(5) Summarized Financial Information of Equity Affiliates

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

Pursuant to the provisions of FIN 46R, two LLCs in which we own non-controlling equity ownership interests of 95% and 98% are considered to be variable interest entities and are consolidated in our results of operations since we are the primary beneficiary. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

As of March 31, 2008, we had investments or commitments in twenty-seven LLCs, twenty-five of which are accounted for by the equity method and two that are consolidated into the results of operations. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
653 Town Center Drive (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (i.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Banbury Medical Properties (b.)(j.)	95%	Summerlin Hospital Medical Office Building III

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded as of March 31, 2008, in exchange for a 75% non-controlling interest in a LLC that owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of March 31, 2008, the LLC has a $28.0 million mortgage from a third party, which is non-recourse to us. This medical office building opened in March of 2005.
(d.)	We have committed to invest a total of up to $5.2 million in equity and/or debt financing in exchange for a 95% non-controlling interest in a LLC that owns and operates the Sierra San Antonio Medical Plaza located in Fontana, California. As of March 31, 2008, we have invested $2.9 million in equity and $2.1 million in debt financing ($485,000 of which was repaid during the first quarter of 2007) in connection with this project. The LLC has a $5.9 million total construction loan commitment from a third party, which is non-recourse to us. This project was completed and opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.3 million in debt and/or equity financing (of which $10.7 million has been funded as of March 31, 2008), in exchange for a 95% non-controlling interest in a LLC that owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building, tenants of which include subsidiaries of UHS, opened during the second quarter of 2007.
(f.)	We have committed to invest a total of up to $3.5 million in equity, of which $2.0 million has been funded as of March 31, 2008, in exchange for a 95% non-controlling interest in a LLC that owns the Phoenix Children’s East Valley Care Center, a single tenant medical office building, located in Gilbert, Arizona. The LLC has a $7.2 million total construction loan commitment from a third-party, which is non-recourse to us. This project was completed and opened during the fourth quarter of 2007.
(g.)

We have committed to invest up to $6.6 million in equity and/or debt financing ($1.0 million of has been funded as of March 31, 2008) in exchange for a 95% non-controlling interest in a LLC that owns the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada on the campus of a UHS hospital. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us. This building, tenants of which include subsidiaries of UHS, was completed and opened during the fourth quarter of 2007.
(h.)	We have committed to invest up to $6.0 million in equity and/or debt financing, $4.0 million of which was funded as of March 31, 2008, in exchange for a 95% non-controlling interest in a LLC that owns the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $17.4 million mortgage from a third-party, which is non-recourse to us. This building was opened during the fourth quarter of 2007.
(i.)	We have committed to invest up to $6.8 million ($250,000 in equity, none of which has been funded as of March 31, 2008, and $6.6 million in equity and/or debt financing, $197,000 of which has been funded as of March 31, 2008) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the second quarter of 2009.
(j.)	We have committed to invest up to $6.4 million in debt and/or equity, of which $95,000 has been funded as of March 31, 2008, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada. The LLC has a $14.4 million construction loan commitment with a third-party, which is non-recourse to us. This project is scheduled to be completed and opened during the fourth quarter of 2008.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended March 31,
	2008	2007
Revenues	$11,388	$9,643
Operating expenses	5,235	4,238
Depreciation and amortization	2,251	1,775
Interest, net	3,500	2,643

Net income before gain	402	987
Gain on sale of real property	—	339

Net income	$402	$1,326

Our share of net income before gain (a.)	$612	$695
Our share of gain on sale of real property	—	252

Our share of net income	$612	$947

(a.)	Our share of net income for the three months ended March 31, 2008 and 2007, include approximately $348,000 and $12,000, respectively, of interest income earned on various advances made to LLCs

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	March 31, 2008	December 31, 2007
	( in thousands)
Net property, including CIP	$252,600	$247,514
Other assets	22,516	22,859

Total assets	$275,116	$270,373

Liabilities	$10,241	$10,707
Mortgage notes payable, non-recourse to us	219,007	214,912
Notes payable to us	15,757	14,035
Equity	30,111	30,719

Total liabilities and equity	$275,116	$270,373

Our share of equity and notes receivable from LLCs	$53,416	$52,030

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

(6) Recent Accounting Pronouncements

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

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of January 1, 2008. We chose not to elect the fair value option for our financial assets and financial liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and financial liabilities transacted subsequent to that time. Therefore, the adoption of SFAS No. 159 had no impact on our results of operations or financial position.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide expanded qualitative and quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued beginning after November 15, 2008, with early application permitted. Our adoption of this statement will result in changes related to presentation and disclosure of our interest rate swaps and will not affect our results of operations.

(7) Segment Reporting

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2008, we have forty-seven real estate investments or commitments located in fourteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-six medical office buildings, including twenty-seven owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by two LLCs in which we own non-controlling ownership interests ranging from 95% to 98%, these two LLCs were considered to be variable interest entities and are therefore included in our consolidated financial statements on a consolidated basis since we are the primary beneficiary. One of these consolidated LLCs owns a medical office building that is currently under construction, which is scheduled to be completed and opened during the second quarter of 2008.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of March 31, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2008. All transactions between us and UHS must be approved by the Independent Trustees. The Advisor is entitled to certain advisory fees for its services. See “Relationship with Universal Health Services, Inc.” in Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 58% and 56% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% and 24% of the combined consolidated and unconsolidated revenue for the three months ended March 31, 2008 and 2007, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarters ended March 31, 2008 and 2007, net income was $4.2 million, or $0.35 per diluted share, as compared to $5.8 million, or $0.49 per diluted share, during the comparable prior year quarter. The decrease in net income of $1.6 million, or $0.14 per diluted share, during the first quarter of 2008, as compared to the comparable quarter of 2007, was primarily attributable to:

•

an unfavorable change of $789,000, or $0.07 per diluted share, resulting from the gain recognized during the first quarter of 2007 in connection with the previously disclosed Chalmette Medical Center (“Chalmette”) asset exchange and substitution transaction;

•

an unfavorable change of $252,000, or $0.02 per diluted share, resulting from the gain recorded during the first quarter of 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•

an unfavorable change of $437,000, or $0.04 per diluted share, resulting from increased depreciation expense, as compared to the first quarter of 2007, recorded by certain of our unconsolidated LLCs, primarily resulting from newly constructed medical office buildings which were opened throughout 2007, and;

•	other combined net unfavorable changes of $175,000, or $0.01 per diluted share, including the additional interest expense, as discussed below.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $852,000 and $782,000 for the three month periods ended March 31, 2008 and 2007, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, increased $163,000 during the three months ended March 31, 2008, as compared to the comparable prior year quarter. The $163,000 increase in interest expense for the three month period ending March 31, 2008, as compared to the prior year period, is due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average cost of funds.

During the three months ended March 31, 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $612,000 and $947,000, respectively. The $335,000 decrease during the three month period of 2008, as compared to the comparable 2007 period, was primarily due to a $252,000 gain recorded on the sale of real property by a LLC during the first three months of 2007.

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

Below is a reconciliation of our reported net income to FFO for the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$4,158	$5,811
Plus: Depreciation and amortization expense:
Consolidated investments	1,388	1,244
Unconsolidated affiliates	1,787	1,350
Discontinued operations	—	31
Less: Gain on LLC’s sale of real property	—	(252)
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	(789)

Funds from operations (FFO)	$7,333	$7,395

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $5.9 million and $6.3 million for the three month periods ended March 31, 2008 and 2007, respectively.

The $415,000 net decrease was attributable to:

•

an unfavorable change of $497,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property by a LLC and replacement property recovered from UHS-Chalmette). This decrease was primarily due to: (i) an increase of $163,000 in interest expense, resulting primarily from increased borrowings; (ii) an increase of $437,000 in depreciation and amortization expense recorded by certain unconsolidated LLCs, primarily resulting from newly constructed MOBs which were opened throughout 2007, and; (iii) $103,000 of other favorable changes, and;

•	$82,000 of other net favorable changes.

Net cash (used in) provided by investing activities

Net cash (used in) provided by investing activities was ($9.2 million) during the three months ended March 31, 2008 as compared to $551,000 during the three months ended March 31, 2007.

During the three month period ended March 31, 2008, we funded $1.7 million of equity investments, funded $1.6 million of advances to LLCs, spent $1.0 million on capital additions, spent $4.8 million on the acquisition of real property and advanced $2.0 million to our third-party partners, as discussed below. Also during the three month period ended March 31, 2008, we received: (i) $1.2 million related to debt refinancing by LLCs, and; (ii) $652,000 of cash distributions in excess of income from our unconsolidated LLCs.

During the first quarter of 2008, we advanced $2.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan commitment. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC.

During the three month period ended March 31, 2007, we funded equity investments of $478,000, funded $1.2 million of advances to LLCs and spent $424,000 on capital additions to certain of our real estate investments. Also during the three month period ended March 31, 2007, we received: (i) $1.2 million from LLCs for repayment of advances; (ii) $1.1 million of cash proceeds related to the sale of real property by a LLC, and; (iii) $353,000 of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $3.3 million during the three months ended March 31, 2008 and ($6.8 million) during the three months ended March 31, 2007.

During the three month period ended March 31, 2008, we had net debt borrowings of $9.0 million on our revolving line of credit, had net borrowings of $804,000 under a construction loan of a consolidated LLC that is non-recourse to us, had net advances of $282,000 from our third-party partner, paid $6.9 million of dividends, paid $88,000 on mortgage notes payable that are non-recourse to us and generated $164,000 of cash from the issuance of shares of beneficial interest.

During the three month period ended March 31, 2007, we had net debt borrowings of $400,000 on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $6.7 million of dividends, paid $80,000 on mortgage notes payable that are non-recourse to us and generated $121,000 of cash from the issuance of shares of beneficial interest.

A dividend of $0.58 per share was paid on was paid on March 31, 2008 to shareholders of record as of March 17, 2008.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Section 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2008, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At March 31, 2008, we had $25.8 million of outstanding borrowings and $25.2 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At March 31, 2008, we had $48.9 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2008. The carrying value of this instrument approximates fair value.

We have three mortgages and one construction loan, which are non-recourse to us, included in our consolidated balance sheet as of March 31, 2008 with a combined outstanding balance of $23.9 million. Two of the mortgages carry an interest rate of 8.3% and have maturity dates in 2010. The third mortgage carries an interest rate of 6.5% and has a maturity date in 2019. The construction loan carries an interest rate as of March 31, 2008, of LIBOR plus 2.6% or 5.2%. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding loans at March 31, 2008 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,682	8.3%	2010
Summerlin Hospital MOB II	8,635	8.3%	2010
Palmdale Construction Loan	8,217	5.2%	2008
Kindred Corpus Christi	3,358	6.5%	2019

Total	$23,892

Off Balance Sheet Arrangements

As of March 31, 2008, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2008 totaled $25.2 million consisting of: (i) $1.1 million related to Sierra Medical Properties; (ii) $900,000 related to Arlington Medical Properties; (iii) $6.0 million related to Centennial Hills Medical Properties; (iv) $3.9 million related to Palmdale Medical Properties; (v) $2.0 million related to Deerval Parking; (vi) $5.9 million related to Deerval Properties II; (vii) $5.5 million related to the Banburry Medical Properties. The $1.1 million letter of credit for Sierra Medical Properties is related to our construction commitment to Sierra Medical Properties, of which $4.5 million has been funded as of March 31, 2008. The $901,000 letter of credit for Arlington Medical Properties is related to our construction commitment to Arlington Medical Properties, of which a net of $5.2 million has been funded as of March 31, 2008. The $6.0 million letter of credit for Centennial Medical Properties is related to our construction commitment to Centennial Medical Properties of which $1 million has been funded as of March 31, 2008. The $3.9 million letter of credit for Palmdale Medical Properties is related to our construction commitment to the Palmdale Medical Plaza of which $143,000 has been funded as of March 31, 2008. The $7.9 million letter of credit for Deerval Properties II is related to our construction commitment to Deerval Properties II and related entity, of which $271,000 has been funded as of March 31, 2008. The $5.5 million letter of credit for Banburry Medical Properties is related to our construction commitment to Banburry Medical Properties of which $95,000 has been funded as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2008. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K dated December 31, 2007.

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

Date: May 8, 2008	UNIVERSAL HEALTH REALTY INCOME TRUST
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