Form 10-Q
period 2008-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2008-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at July 31, 2008 – 11,854,578

UNIVERSAL HEALTH REALTY INCOME TRUST

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Base rental - UHS facilities	$3,096	$3,053	$6,158	$6,115
Base rental - Non-related parties	2,443	2,374	4,840	4,709
Bonus rental - UHS facilities	1,063	1,035	2,071	2,072
Tenant reimbursements and other - Non-related parties	597	564	1,085	1,149
Tenant reimbursements and other - UHS facilities	38	53	62	77

	7,237	7,079	14,216	14,122

Expenses:
Depreciation and amortization	1,449	1,254	2,855	2,509
Advisory fees to UHS	376	356	743	707
Other operating expenses	1,170	1,075	2,305	2,216

	2,995	2,685	5,903	5,432

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chamlette) and interest expense	4,242	4,394	8,313	8,690

Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the six months ended June 30, 2007)	429	701	1,041	1,648

Replacement property recovered from UHS - Chalmette	—	939	—	1,728

Interest expense	(512)	(428)	(1,037)	(795)

Income from continuing operations	4,159	5,606	8,317	11,271

Income from discontinued operations, net (including gain on sale of real property of $2,270 during the three and six months ended June 30, 2007)	—	2,365	—	2,511

Net income	$4,159	$7,971	$8,317	$13,782

Basic earnings per share:
From continuing operations	$0.35	$0.48	$0.70	$0.96
From discontinued operations	—	$0.20	—	$0.21

Total basic earnings per share	$0.35	$0.68	$0.70	$1.17

Diluted earnings per share:
From continuing operations	$0.35	$0.47	$0.70	$0.95
From discontinued operations	—	$0.20	—	$0.21

Total diluted earnings per share	$0.35	$0.67	$0.70	$1.16

Weighted average number of shares outstanding - Basic	11,849	11,807	11,846	11,800
Weighted average number of share equivalents	36	38	37	75

Weighted average number of shares and equivalents outstanding - Diluted	11,885	11,845	11,883	11,875

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets:

Real Estate Investments:
Buildings and improvements	$184,414	$178,655
Accumulated depreciation	(63,393)	(60,627)

	121,021	118,028
Land	19,362	18,258
Construction in progress	9,567	7,511

Net Real Estate Investments	149,950	143,797

Investments in and advances to limited liability companies (“LLCs”)	52,447	52,030

Other Assets:
Cash and cash equivalents	1,531	1,131
Bonus rent receivable from UHS	1,063	960
Rent receivable - other	1,604	746
Deferred charges, notes receivable and intangible and other assets, net	6,440	1,085

Total Assets	$213,035	$199,749

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$31,400	$16,800
Mortgage notes payable, non-recourse to us	6,992	3,717
Mortgage and construction loans payable of consolidated LLCs, non-recourse to us	16,339	16,100
Accrued interest	111	125
Accrued expenses and other liabilities	1,906	1,874
Tenant reserves, escrows, deposits and prepaid rents	971	741

Total Liabilities	57,719	39,357

Minority interests	106	87

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2008 - 11,854,494; 2007 -11,841,938	119	118
Capital in excess of par value	189,028	188,638
Cumulative net income	335,382	327,065
Cumulative dividends	(369,319)	(355,516)

Total Shareholders’ Equity	155,210	160,305

Total Liabilities and Shareholders’ Equity	$213,035	$199,749

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,317	$13,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,855	2,509
Gain on sale of property	—	(2,270)
Gain on sale of property by a limited liability company (“LLC”)	—	(252)
Replacement property recovered from UHS - Chalmette	—	(1,728)
Changes in assets and liabilities:
Rent receivable	(961)	105
Accrued expenses and other liabilities	(62)	(785)
Tenant reserves, escrows, deposits and prepaid rents	230	(35)
Accrued interest	(14)	(12)
Other, net	175	48

Net cash provided by operating activities	10,540	11,362

Cash flows from investing activities:
Investments in LLCs	(1,661)	(638)
Repayments of advances made to LLCs	28	9,789
Advances made to LLCs	(1,600)	(15,492)
Cash distributions in excess of income from LLCs	1,548	536
Cash distribution from sale of property by a LLC	—	1,096
Cash distributions of refinancing proceeds from LLCs	1,275	5,452
Cash received from sale of property	—	7,280
Advances made pursuant to loan agreement	(3,960)	—
Acquisition of real property	(4,714)	—
Additions to real estate investments	(2,284)	(496)

Net cash (used in)/provided by investing activities	(11,368)	7,527

Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	14,600	(5,300)
Borrowings from third-party partner	347	—
Repayments to third-party partner	(282)	—
Financing costs paid	—	(527)
Repayment of mortgage notes payable of a consolidated LLC	(106)	(98)
Borrowings from construction loan payable of a consolidated LLC	1,645	—
Repayment of construction loan payable of a consolidated LLC	(1,300)	—
Repayments of mortgage notes payable	(89)	(66)
Dividends paid	(13,803)	(13,525)
Shares repurchased	—	(236)
Issuance of shares of beneficial interest	216	910

Net cash provided by/(used in) financing activities	1,228	(18,842)

Increase in cash and cash equivalents	400	47
Cash and cash equivalents, beginning of period	1,131	798

Cash and cash equivalents, end of period	$1,531	$845

Supplemental disclosure of cash flow information:
Interest paid	$1,031	$818

Supplemental disclosure of non-cash transactions:
Replacement property recovered from UHS - Chalmette	—	$1,728

Debt assumed in acquisition of real estate	$3,364	—

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 and as outlined in Item 1A-Risk Factors as disclosed in our Report on Form 10-K for the year ended December 31, 2007. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2008, we had investments or commitments in twenty-seven limited liability companies (“LLCs”), twenty-five of which are accounted for by the equity method and two that are currently consolidated in our financial statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 56% and 57% of our total revenue for the three months ended June 30, 2008 and 2007, respectively, and 57% for each of the six months ended June 30, 2008 and 2007. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 23% of the combined consolidated and unconsolidated revenue for each of the three months ended June 30, 2008 and 2007, and 22% and 23% for the six months ended June 30, 2008 and 2007, respectively. In addition, seven MOBs (plus two additional MOBs under construction as of June 30, 2008) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $7.9 million in equity and debt financing, of which $1.8 million has been funded as of June 30, 2008, in exchange for a 95% non-controlling equity interest in a limited liability company that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital that is currently under construction. This medical office building (“MOB”) has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of June 30, 2008, the master lease threshold of 75% has not been met. The LLC has a $9.9 million construction loan commitment from a third-party, which is non-recourse to us, of which $7.8 million has been borrowed as of June 30, 2008. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of June 30, 2008 since we are the primary beneficiary.

We are committed to invest up to $6.4 million in debt or equity, of which $95,000 has been funded as of June 30, 2008, in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB has a triple net, 37% master lease commitment by Summerlin Hospital Medical Center, LLC, a subsidiary of UHS, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $4.9 million has been borrowed as of June 30, 2008. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2008.

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

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Representatives of UHS have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. UHS’s legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS is cooperating with the investigations and responding to the matters raised with them. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. There is no assurance that UHS will be able to do so, and, at this time, UHS is unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $889,000 for the six months ended June 30, 2008 and $1.7 million during 2007. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed pursuant to its current lease rates after its December, 2011 scheduled expiration of the existing lease term.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $376,000 and $356,000 for the three months ended June 30, 2008 and 2007, respectively, and $743,000 and $707,000 for the six month periods ended June 30, 2008 and 2007, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although as of June 30, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of June 30, 2008, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 56% and 57% of our consolidated revenues for the three months ended June 30, 2008 and 2007, respectively, and 57% for both six month periods ended June 30, 2008 and 2007, and since UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.58 per share or $6.9 million in the aggregate was declared by the Board of Trustees on March 7, 2008 and was paid on March 31, 2008 to shareholders of record as of March 17, 2008.

A dividend of $.585 per share or $6.9 million in the aggregate was declared by the Board of Trustees on June 6, 2008 and was paid on June 30, 2008 to shareholders of record as of June 16, 2008.

(4) Acquisitions and Dispositions

Acquisitions during the first six months of 2008:

In February, 2008, we purchased Kindred Hospital, Corpus Christi, an unaffiliated long-term sub-acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.7 million in cash and assumed $3.4 million of third-party mortgage debt that is non-recourse to us. The lease payments on this facility are unconditionally guaranteed by Kindred Healthcare, Inc. until its scheduled expiration in June, 2019. The proforma effect of this acquisition did not have a material impact on our results of operations. The purchase price of this property was allocated to net tangible and identified intangible assets acquired based on fair value indications. Intangible assets include amounts representing the value of the tenant relationship and the in-place lease at the time of acquisition.

Dispositions during the first six months of 2007:

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

As of June 30, 2008, we had investments or commitments in twenty-seven LLCs, twenty-five of which are accounted for by the equity method and two that are consolidated. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties (f.)	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(g.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties (h.)	95%	Canyon Springs Medical Plaza
653 Town Center Drive (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (i.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Banbury Medical Properties (b.)(j.)	95%	Summerlin Hospital Medical Office Building III

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include subsidiaries of UHS.
(c.)	We have committed to invest a total of $8.0 million in equity, of which $5.2 million has been funded as of June 30, 2008, in exchange for a 75% non-controlling interest in a LLC that owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of June 30, 2008, the LLC has a $28.0 million mortgage from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $5.3 million in equity and/or debt financing in exchange for a 95% non-controlling interest in a LLC that owns and operates the Sierra San Antonio Medical Plaza located in Fontana, California. As of June 30, 2008, we have invested $3.0 million in equity and $1.6 million in debt financing in connection with this project. The LLC has a $5.9 million loan from a third party, which is non-recourse to us.

(e.)	We have committed to invest a total of up to $12.3 million in debt and/or equity financing (of which $10.7 million has been funded as of June 30, 2008), in exchange for a 95% non-controlling interest in a LLC that owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building, tenants of which include subsidiaries of UHS, opened during the second quarter of 2007.
(f.)	We have committed to invest a total of up to $3.5 million in equity, of which $2.0 million has been funded as of June 30, 2008, in exchange for a 95% non-controlling interest in a LLC that owns the Phoenix Children’s East Valley Care Center, a single tenant medical office building, located in Gilbert, Arizona. The LLC has a $7.2 million construction loan from a third-party, which is non-recourse to us. This project was completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $6.6 million in equity and/or debt financing ($718,000 of which has been funded as of June 30, 2008) in exchange for a 95% non-controlling interest in a LLC that owns the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada on the campus of a UHS hospital. The LLC has a $15.7 million construction loan commitment from a third-party ($15.5 million of which has been borrowed as of June 30, 2008), which is non-recourse to us. This building, tenants of which include subsidiaries of UHS, was completed and opened during the fourth quarter of 2007.
(h.)	We have committed to invest up to $6.0 million in equity and/or debt financing, $4.0 million of which was funded as of June 30, 2008, in exchange for a 95% non-controlling interest in a LLC that owns the Canyon Springs Medical Plaza in Gilbert, Arizona. The LLC has a $17.4 million mortgage from a third-party, which is non-recourse to us. This building was opened during the fourth quarter of 2007.
(i.)	We have committed to invest up to $6.8 million ($250,000 in equity, none of which has been funded as of June 30, 2008, and $6.6 million in equity and/or debt financing, $287,000 of which has been funded as of June 30, 2008) in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party ($3.1 million of which has been borrowed as of June 30, 2008), which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2009.
(j.)	We have committed to invest up to $6.4 million in debt and/or equity, of which $95,000 has been funded as of June 30, 2008, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada. The LLC has a $14.4 million construction loan commitment with a third-party ($4.9 million of which has been borrowed as of June 30, 2008) which is non-recourse to us. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2008

Below are the combined statements of income for the LLCs accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenues	$11,340	$10,865	$22,728	$20,508
Operating expenses	5,183	4,631	10,418	8,869
Depreciation and amortization	2,321	2,003	4,572	3,778
Interest, net	3,489	3,212	6,989	5,855

Net income before gain	347	1,019	749	2,006
Gain on sale of real property	—	—	—	339

Net income	$347	$1,019	$749	$2,345

Our share of net income before gain (a.)	$429	$701	$1,041	$1,396
Our share of gain on sale of real property	—	—	—	252

Our share of net income	$429	$701	$1,041	$1,648

(a.)	Our share of net income for the three months ended June 30, 2008 and 2007, includes interest income earned by us on various advances made to LLCs of approximately $331,000 and $98,000, respectively, and $677,000 and $110,000 for the six months ended June 30, 2008 and 2007, respectively.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	June 30, 2008	December 31, 2007
	( in thousands)
Net property, including CIP	$258,544	$247,514
Other assets	22,316	22,859

Total assets	$280,860	$270,373

Liabilities	$11,883	$10,707
Mortgage notes payable, non-recourse to us	224,339	214,912
Notes payable to us	15,467	14,035
Equity	29,171	30,719

Total liabilities and equity	$280,860	$270,373

Our share of equity and notes receivable from LLCs	$52,447	$52,030

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

(6) Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not currently expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 clarifies the sources of accounting principles and the framework to be followed in preparing financial statements in conformity with generally accepted accounting principles in the United States. We do not expect this standard to impact our consolidated financial statements.

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

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that (i) partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) removed certain leasing transactions from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide expanded qualitative and quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued beginning after November 15, 2008, with early application permitted. Our adoption of this statement will not affect our results of operations.

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

Our portfolio is located throughout the United States, however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis, therefore we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2008, we have forty-seven real estate investments or commitments located in fourteen states consisting of:

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

Real Estate Investments: We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Under SFAS No. 141, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the useful lives of the buildings and capital improvements. The value of intangible assets is amortized as real estate amortization over the remaining lease term.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by two LLCs in which we own non-controlling ownership interests ranging from 95% to 98%, these two LLCs were considered to be variable interest entities and are therefore included in our consolidated financial statements on a consolidated basis since we are the primary beneficiary. One of these consolidated LLCs owns a medical office building which was completed and opened during the third quarter of 2008.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of June 30, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 56% and 57% of our total revenue for the three months ended June 30, 2008 and 2007, respectively, and 57% for each of the six months ended June 30, 2008 and 2007. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 23% of the combined consolidated and unconsolidated revenue for each of the three months ended June 30, 2008 and 2007, and 22% and 23% for the six months ended June 30, 2008 and 2007, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarter ended June 30, 2008, net income was $4.2 million, or $0.35 per diluted share, as compared to $8.0 million, or $0.67 per diluted share, during the comparable prior year quarter. The decrease in net income of $3.8 million, or $0.32 per diluted share, during the second quarter of 2008, as compared to the comparable quarter of 2007, was primarily attributable to:

•

an unfavorable change of $2.3 million, or $0.19 per diluted share, resulting from the gain realized during the second quarter of 2007 on the sale of a medical office building (included in income from discontinued operations);

•

an unfavorable change of $939,000, or $0.08 per diluted share, resulting from the gain recognized during the second quarter of 2007 in connection with the previously disclosed Chalmette Medical Center (“Chalmette”) asset exchange and substitution transaction;

•

an unfavorable change of $187,000, or $0.02 per diluted share, resulting from increased depreciation expense: (i) recorded by certain of our unconsolidated LLCs in connection with newly constructed medical office buildings which were opened during the fourth quarter of 2007, and; (ii) resulting from the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction, and;

•

an unfavorable change of $329,000, or $.03 per diluted share, resulting from the recording of the following by two of our unconsolidated LLCs that own MOBs in Las Vegas, Nevada: (i) reserves established for certain tenant receivables in connection with leases which are in default resulting from the licensure revocation and closure of physician-owned gastroenterology and endoscopy clinics, and; (ii) higher than anticipated building maintenance and repairs expense.

For the six month period ended June 30, 2008, net income was $8.3 million, or $0.70 per diluted share, as compared to $13.8 million, or $1.16 per diluted share, during the comparable six month period of 2007. The decrease in net income of $5.5 million, or $0.46 per diluted share, during the six month period of 2008, as compared to the comparable six month period of 2007, was primarily attributable to:

•

an unfavorable change of $2.3 million, or $0.19 per diluted share, resulting from the gain realized during the six month period of 2007 on the sale of a medical office building (included in income from discontinued operations);

•

an unfavorable change of $1.7 million, or $0.15 per diluted share, resulting from the gain recognized during the six month period of 2007 in connection with the Chalmette asset exchange and substitution transaction;

•

an unfavorable change of $516,000, or $0.04 per diluted share, resulting from increased depreciation expense: (i) recorded by certain our unconsolidated LLCs in connection with newly constructed medical office buildings which were opened during the fourth quarter of 2007, and; (ii) resulting from the replacement assets received from UHS in connection with the Chalmette asset exchange and substitution transaction;

•

an unfavorable change of $329,000, or $.03 per diluted share, resulting from the recording of the tenant receivable reserves and maintenance expenses by two of our unconsolidated LLCs that own MOBs in Las Vegas, Nevada, as discussed above;

•

an unfavorable change of $252,000, or $0.02 per diluted share, resulting from the gain recorded during the six month period of 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest, and;

•	other combined net unfavorable changes of $370,000, or $0.03 per diluted share, including the additional interest expense, as discussed below.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $919,000 and $783,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.6 million for the six month periods ended June 30, 2008 and 2007, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Interest expense, net of interest income, increased $84,000 and $242,000 during the three and six months ended June 30, 2008, as compared to the comparable prior year periods, respectively, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average borrowing rate.

During the three months ended June 30, 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $429,000 and $701,000, respectively. The $272,000 decrease during the three month period of 2008, as compared to the comparable 2007 period, was primarily due to $329,000 of reserves/expenses recorded by two of our unconsolidated LLCs that own MOBs in Las Vegas, Nevada, related to: (i) the reserves established for certain tenant receivables in connection with leases which are in default resulting from the licensure revocation and closure of physician-owned gastroenterology and endoscopy clinics, and; (ii) higher than anticipated building maintenance and repairs expense,

During the six month periods ended June 30, 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $1.0 million and $1.6 million, respectively. The $607,000 decrease during the six month period of 2008, as compared to the comparable 2007 period, was primarily due to the $329,000 of reserves/expenses recorded by two LLCs during the second quarter of 2008, as mentioned above, and a gain of $252,000 realized during the six months ended June 30, 2007 on the sale of real property by a LLC.

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,159	$7,971	$8,317	$13,782
Plus: Depreciation and amortization expense:
Consolidated investments	1,429	1,215	2,817	2,490
Unconsolidated affiliates	1,863	1,440	3,650	2,790
Less: Gain on sale of real property – discontinued operations	—	(2,270)	—	(2,270)
Gain on LLC’s sale of real property	—	—	—	(252)
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	(939)	—	(1,728)

Funds from operations (FFO)	$7,451	$7,417	$14,784	$14,812

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $10.5 million and $11.4 million for the six month periods ended June 30, 2008 and 2007, respectively.

The $822,000 net decrease was attributable to:

•

an unfavorable change of $869,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property, gain on sale of property by a LLC and replacement property recovered from UHS-Chalmette);

•	an unfavorable change of $1.1 million in rent receivable primarily resulting from the timing of base rental payments by UHS;

•

a favorable change of $723,000 in accrued expenses and other liabilities resulting primarily from the exercise and settlement of accrued dividend rights by certain of our officers and a trustee during the second quarter of 2007;

•	a favorable change of $265,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	$125,000 of other net favorable changes.

The $869,000 unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was primarily due to: (i) an increase of $242,000 in interest expense, resulting primarily from increased borrowings; (ii) a decrease of $355,000 in our equity in income of LLCs (excluding the gain on sale of real property by a LLC during the six months ended June 30, 2007) primarily due to increased depreciation and amortization expense recorded by certain unconsolidated LLCs resulting from newly constructed MOBs which were opened throughout 2007, as well as unanticipated building maintenance and repair expenditures combined with tenant receivable reserves recorded by two unconsolidated LLCs located in Las Vegas, Nevada, and; (iii) $272,000 of other unfavorable changes.

Net cash (used in) provided by investing activities

Net cash (used in) provided by investing activities was ($11.4 million) during the six months ended June 30, 2008 as compared to $7.5 million during the six months ended June 30, 2007.

During the six month period ended June 30, 2008, we funded $1.7 million of equity investments, funded $1.6 million of advances to LLCs, spent $2.3 million on capital additions consisting primarily of construction costs related to a new MOB in Pamdale California, spent $4.7 million on the acquisition of real property and advanced $4.0 million to our third-party partners, as discussed below. Also during the six-month period ended June 30, 2008, we received: (i) $1.3 million related to debt refinancing by LLCs, and; (ii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs.

During the first six months of 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC.

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

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $1.2 million during the six months ended June 30, 2008 and ($18.8 million) during the six months ended June 30, 2007.

During the six month period ended June 30, 2008, we had additional net borrowings of $14.6 million on our revolving line of credit, borrowed $1.6 million and repaid $1.3 million under a construction loan of a consolidated LLC that is non-recourse to us, borrowed $347,000 and repaid of $282,000 from our third-party partner, paid $13.8 million of dividends, paid $195,000 on mortgage notes payable that are non-recourse to us and generated $216,000 of cash from the issuance of shares of beneficial interest.

During the six month period ended June 30, 2007, we had net debt repayments of $5.3 million on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $13.5 million of dividends, paid $164,000 on mortgage notes payable that are non-recourse to us and generated $674,000 of net cash from the issuance of shares of beneficial interest.

A dividend of $0.58 per share was paid on March 31, 2008 to shareholders of record as of March 17, 2008, and a dividend of $0.585 per share was paid on June 30, 2008 to shareholders of record as of June 16, 2008.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Section 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus ..75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2008, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At June 30, 2008, we had $31.4 million of outstanding borrowings and $24.2 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At June 30, 2008, we had $44.4 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2008. The carrying value of this instrument approximates fair value.

We have three mortgages and one construction loan, which are non-recourse to us, included in our consolidated balance sheet as of June 30, 2008 with a combined outstanding balance of $23.3 million. Two of the mortgages carry an interest rate of 8.3% and have maturity dates in 2010. The third mortgage carries an interest rate of 6.5% and has a maturity date in 2019. The construction loan carries an interest rate as of June 30, 2008, of LIBOR plus 2.6% or 5.2%. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding loans at June 30, 2008 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,646	8.3%	2010
Summerlin Hospital MOB II	8,581	8.3%	2010
Palmdale Construction Loan	7,758	5.2%	2008
Kindred Corpus Christi	3,346	6.5%	2019

Total	$23,331

Off Balance Sheet Arrangements

As of June 30, 2008, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2008 totaled $24.2 million consisting of construction commitments as follows: (i) $1.1 million related to Sierra Medical Properties; (ii) $631,000 related to Arlington Medical Properties; (iii) $5.2 million related to Centennial Hills Medical Properties; (iv) $3.9 million related to Palmdale Medical Properties; (v) $7.9 million related to Deerval Properties II and a related entity, and; (vi) $5.5 million related to Banburry Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2008. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K dated December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 5, 2008.

At the meeting, the following proposal, as described in the proxy statement delivered to all of our shareholders, was voted upon as set forth below:

Election by shareholders of two Class I Trustees:

	Alan B. Miller	Myles H. Tanenbaum
Votes cast in favor	9,852,130	9,601,926
Votes withheld	274,604	524,808

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	UNIVERSAL HEALTH REALTY INCOME TRUST
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