Form 10-Q
period 2008-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2008-11-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at October 31, 2008 – 11,862,676

UNIVERSAL HEALTH REALTY INCOME TRUST

PART I. FINANCIAL INFORMATION

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2008 and 2007

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Base rental - UHS facilities	$3,347	$3,067	$9,505	$9,182
Base rental - Non-related parties	2,559	2,324	7,399	7,033
Bonus rental - UHS facilities	898	926	2,969	2,998
Tenant reimbursements and other - Non-related parties	584	565	1,669	1,714
Tenant reimbursements and other - UHS facilities	38	23	100	100

	7,426	6,905	21,642	21,027

Expenses:
Depreciation and amortization	1,517	1,327	4,372	3,836
Advisory fees to UHS	408	355	1,151	1,062
Other operating expenses	1,211	1,083	3,516	3,299

	3,136	2,765	9,039	8,197

Income before equity in income of unconsolidated limited liability companies (“LLCs”), replacement property recovered from UHS (Chalmette) and interest expense	4,290	4,140	12,603	12,830

Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $252 during the nine months ended September 30, 2007)	567	692	1,608	2,340

Replacement property recovered from UHS - Chalmette	—	20	—	1,748

Interest expense, net	(651)	(438)	(1,688)	(1,233)

Income from continuing operations	4,206	4,414	12,523	15,685

Income from discontinued operations, net (including gain on sale of real property of $2,270 during the nine months ended September 30, 2007)	—	16	—	2,527

Net income	$4,206	$4,430	$12,523	$18,212

Basic earnings per share:
From continuing operations	$0.35	$0.37	$1.06	$1.33
From discontinued operations	$0.00	$0.00	$0.00	$0.21

Total basic earnings per share	$0.35	$0.37	$1.06	$1.54

Diluted earnings per share:
From continuing operations	$0.35	$0.37	$1.05	$1.32
From discontinued operations	$0.00	$0.00	$0.00	$0.21

Total diluted earnings per share	$0.35	$0.37	$1.05	$1.53

Weighted average number of shares outstanding - Basic	11,855	11,835	11,849	11,811
Weighted average number of share equivalents	37	36	37	63

Weighted average number of shares and equivalents outstanding - Diluted	11,892	11,871	11,886	11,874

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Assets:

Real Estate Investments:
Buildings and improvements	$195,149	$178,655
Accumulated depreciation	(64,856)	(60,627)

	130,293	118,028
Land	19,348	18,258
Construction in progress	—	7,511

Net Real Estate Investments	149,641	143,797

Investments in and advances to limited liability companies (“LLCs”)	55,053	52,030

Other Assets:
Cash and cash equivalents	1,529	1,131
Base and bonus rent receivable from UHS	1,917	960
Rent receivable - other	731	746
Deferred charges, notes receivable and intangible and other assets, net	6,315	1,085

Total Assets	$215,186	$199,749

Liabilities and Shareholders’ Equity:

Liabilities:
Line of credit borrowings	$35,700	$16,800
Mortgage notes payable, non-recourse to us	6,942	3,717
Mortgage and other loans payable of consolidated LLCs, non-recourse to us	16,312	16,100
Accrued interest	143	125
Accrued expenses and other liabilities	2,389	1,874
Tenant reserves, escrows, deposits and prepaid rents	920	741

Total Liabilities	62,406	39,357

Minority interests	150	87

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2008 - 11,862,429; 2007 - 11,841,938	119	118
Capital in excess of par value	189,180	188,638
Cumulative net income	339,588	327,065
Cumulative dividends	(376,257)	(355,516)

Total Shareholders’ Equity	152,630	160,305

Total Liabilities and Shareholders’ Equity	$215,186	$199,749

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,523	$18,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,372	3,836
Gain on sale of property	—	(2,270)
Gain on sale of property by a limited liability company (“LLC”)	—	(252)
Replacement property recovered from UHS - Chalmette	—	(1,748)
Changes in assets and liabilities:
Rent receivable	(942)	305
Accrued expenses and other liabilities	302	(835)
Tenant reserves, escrows, deposits and prepaid rents	179	113
Accrued interest	18	(10)
Other, net	235	66

Net cash provided by operating activities	16,687	17,417

Cash flows from investing activities:
Investments in LLCs	(6,276)	(4,657)
Repayments of advances made to LLCs	43	9,720
Advances made to LLCs	(1,600)	(16,693)
Cash distributions in excess of income from LLCs	2,277	1,028
Cash distribution from sale of property by a LLC	—	1,096
Cash distributions of refinancing proceeds from LLCs	2,542	5,452
Cash received from sale of property	—	7,280
Advances made to third-party partners	(3,960)	—
Acquisition of real property	(4,714)	—
Additions to real estate investments	(3,320)	(1,120)

Net cash (used in) provided by investing activities	(15,008)	2,106

Cash flows from financing activities:
Net borrowings on line of credit	18,900	1,100
Net borrowings from third-party partner	65	—
Financing costs paid	—	(527)
Repayment of mortgage notes payable of a consolidated LLC	(162)	(149)
Net borrowings from loan payable of a consolidated LLC	374	—
Repayments of mortgage notes payable	(139)	(98)
Dividends paid	(20,741)	(20,330)
Shares repurchased	—	(236)
Issuance of shares of beneficial interest	422	1,045
Dividend reinvestment receivable	—	(113)

Net cash used in financing activities	(1,281)	(19,308)

Increase in cash and cash equivalents	398	215
Cash and cash equivalents, beginning of period	1,131	798

Cash and cash equivalents, end of period	$1,529	$1,013

Supplemental disclosure of cash flow information:
Interest paid	$1,651	$1,354

Supplemental disclosure of non-cash transactions:
Replacement property recovered from UHS - Chalmette	—	$1,748

Debt assumed in acquisition of real estate	$3,364	—

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 and as outlined in Item 1A-Risk Factors as disclosed in our Report on Form 10-K for the year ended December 31, 2007. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2008, we had investments or commitments in twenty-eight LLCs, twenty-six of which are accounted for by the equity method and two that are currently consolidated in our financial statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing the real property of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with base rents set forth in the leases effective for all but the last two renewal terms. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 53% and 57% of our total revenue for the three months ended September 30, 2008 and 2007, respectively, and 56% and 57% for the nine months ended September 30, 2008 and 2007, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 23% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2008 and 2007, respectively, and 21% and 24% for the nine months ended September 30, 2008 and 2007, respectively. In addition, eight medical office buildings (“MOBs”) (including one under construction as of September 30, 2008) are owned by LLCs in which we hold various non-controlling equity interests, and either include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $7.4 million in equity and debt financing, of which $2.3 million has been funded as of September 30, 2008, in exchange for a 95% non-controlling equity interest in a LLC that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB, has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of September 30, 2008, the master lease threshold of 75% has not been met. The LLC has a $9.9 million loan commitment from a third-party, which is non-recourse to us, of which $7.8 million has been borrowed as of September 30, 2008. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of September 30, 2008 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $143,000 has been funded as of September 30, 2008, in exchange for a 95% non-controlling equity interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB has a triple net, 37% master lease commitment by Summerlin Hospital Medical Center, LLC, a subsidiary of UHS, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $6.4 million has been borrowed as of September 30, 2008. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2008.

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

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Representatives of UHS have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. UHS’s legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS is cooperating with the investigations and responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. There is no assurance that UHS will be able to do so, and, at this time, UHS is unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.2 million for the nine months ended September 30, 2008 and $1.7 million during 2007. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed pursuant to its current lease rates after its December, 2011 scheduled expiration of the existing lease term.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $408,000 and $355,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.2 million and $1.1 million for the nine month periods ended September 30, 2008 and 2007, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although as of September 30, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of September 30, 2008, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 53% and 57% of our consolidated revenues for the three months ended September 30, 2008 and 2007, respectively, and 56% and 57% for the nine month periods ended September 30, 2008 and 2007, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.580 per share or $6.9 million in the aggregate was declared by the Board of Trustees on March 7, 2008 and was paid on March 31, 2008 to shareholders of record as of March 17, 2008.

A dividend of $.585 per share or $6.9 million in the aggregate was declared by the Board of Trustees on June 6, 2008 and was paid on June 30, 2008 to shareholders of record as of June 16, 2008.

A dividend of $.585 per share or $6.9 million in the aggregate was declared by the Board of Trustees on September 4, 2008 and was paid on September 30, 2008 to shareholders of record as of September 15, 2008.

(4) Acquisitions and Dispositions

Acquisitions during the first nine months of 2008:

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in a LLC that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these MOBs are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS. This LLC is not a variable interest entity and therefore is not subject to the consolidation requirements of FIN 46R.

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

Dispositions during the first nine months of 2007:

During the nine months ended September 30, 2007, we completed the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for the three and nine months ended September 30, 2007. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” on our condensed consolidated statements of income for the nine months ended September 30, 2007.

Also during the nine months ended September 30, 2007, RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, sold the real property of Rio Rancho Medical Center, located in Gilbert, Arizona. Our share of the net proceeds from this divestiture was $1.1 million. This transaction resulted in a $252,000 gain which is included in “Equity in income of unconsolidated LLCs” on our condensed consolidated statements of income for the nine months ended September 30, 2007.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public

Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5” and Emerging Issues Task Force Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, we account for our unconsolidated investments in LLCs in which we do not have control using the equity method of accounting. The third-party members in these investments have equal voting rights with regard to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

Pursuant to the provisions of FIN 46R (as defined below), Palmdale Medical Properties, in which we own a 95% non-controlling equity ownership interest, and 653 Town Center Phase II, in which we own a 98% non-controlling equity ownership interest, are both considered to be variable interest entities and are consolidated in our results of operations since we are the primary beneficiary. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

As of September 30, 2008, we had investments or commitments in twenty-eight LLCs, twenty-six of which are accounted for by the equity method and two, as mentioned above, that are consolidated. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(f.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Drive (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (g.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Banbury Medical Properties (b.)(h.)	95%	Summerlin Hospital Medical Office Building III
Sparks Medical Properties (b.)(i.)	95%	Vista Medical Terrace & The Sparks Medical Building

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.

(c.)	We have committed to invest a total of $5.8 million in equity, of which $5.2 million has been funded as of September 30, 2008, in exchange for a 75% non-controlling interest in a LLC that owns the Saint Mary’s Professional Office Building located in Reno, Nevada. As of September 30, 2008, the LLC has a $27.5 million mortgage from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $5.2 million in equity and/or debt financing in exchange for a 95% non-controlling interest in a LLC that owns and operates the Sierra San Antonio Medical Plaza located in Fontana, California. As of September 30, 2008, we have invested $3.1 million in equity and $1.6 million in debt financing in connection with this project. The LLC has a $5.9 million loan from a third party, which is non-recourse to us.
(e.)	We have committed to invest a total of up to $12.0 million in debt and/or equity financing, of which $10.7 million has been funded as of September 30, 2008, in exchange for a 95% non-controlling interest in a LLC that owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility. This building opened during the second quarter of 2007.
(f.)	We have committed to invest up to $5.4 million in equity and/or debt financing, $1.7 million of which has been funded as of September 30, 2008, in exchange for a 95% non-controlling interest in a LLC that owns the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada on the campus of a UHS hospital. The LLC has a $15.7 million construction loan commitment from a third-party, ($15.4 million of which has been borrowed as of September 30, 2008), which is non-recourse to us. This building was completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $6.0 million in equity and/or debt financing, of which $800,000 has been funded as of September 30, 2008, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party ($3.9 million of which has been borrowed as of September 30, 2008), which is non-recourse to us. This project is scheduled to be completed and opened during the first quarter of 2009.
(h.)	We have committed to invest up to $5.4 million in debt and/or equity, of which $143,000 has been funded as of September 30, 2008, in exchange for a 95% non-controlling interest in a LLC that will develop, construct, own and operate the Summerlin Medical Office Building III, located in Las Vegas, Nevada. The LLC has a $14.4 million construction loan commitment with a third-party ($6.4 million of which has been borrowed as of September 30, 2008) which is non-recourse to us. This building is scheduled to be completed and opened during the fourth quarter of 2008.
(i.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $2.3 million has been funded as of September 30, 2008, in exchange for a 95% non-controlling interest in a LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada on the campus of a UHS facility. These MOBs were acquired by the LLC during the third quarter of 2008.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(amounts in thousands)
Revenues	$11,759	$10,012	$34,487	$29,506
Operating expenses	5,279	4,600	15,697	13,363
Depreciation and amortization	2,357	1,895	6,929	5.510
Interest, net	3,577	2,924	10,566	8,261

Net income before gain	546	593	1,295	2,372
Gain on sale of real property	—	—	—	339

Net income	$546	$593	$1,295	$2,711

Our share of net income before gain (a.)	$567	$692	$1,608	$2,088
Our share of gain on sale of real property	—	—	—	252

Our share of net income	$567	$692	$1,608	$2,340

(a.)	Our share of net income for the three months ended September 30, 2008 and 2007, includes interest income earned by us on various advances made to LLCs of approximately $331,000 and $265,000, respectively, and $1.0 million and $375,000 for the nine months ended September 30, 2008 and 2007, respectively.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	September 30, 2008	December 31, 2007
	(in thousands)
Net property, including CIP	$272,427	$247,514
Other assets	23,049	22,859

Total assets	$295,476	$270,373

Liabilities	$12,139	$10,707
Mortgage notes payable, non-recourse to us	235,128	214,912
Notes payable to us	15,916	14,035
Equity	32,293	30,719

Total liabilities and equity	$295,476	$270,373

Our share of equity and notes receivable from LLCs	$55,053	$52,030

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2008, we have forty-eight real estate investments or commitments located in fourteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-seven medical office buildings, including twenty-eight owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

the potential unfavorable impact on our business of continued deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•

real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program;

•

the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid; demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of September 30, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2008. All transactions between us and UHS must be approved by the Independent Trustees. The Advisor is entitled to certain advisory fees for its services. See “Relationship with Universal Health Services, Inc. and Related Party Transactions” in Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 53% and 57% of our total revenue for the three months ended September 30, 2008 and 2007, respectively, and 56% and 57% for the nine months ended September 30, 2008 and 2007, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 23% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2008 and 2007, respectively, and 21% and 24% for the nine months ended September 30, 2008 and 2007, respectively. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarter ended September 30, 2008, net income was $4.2 million, or $0.35 per diluted share, as compared to $4.4 million, or $0.37 per diluted share, during the comparable prior year quarter. The decrease in net income of $224,000, or $.02 per diluted share, during the third quarter of 2008, as compared to the comparable quarter of the prior year, was primarily attributable to increased interest expense of $213,000, or $.02 per diluted share, as discussed below.

For the nine month period ended September 30, 2008, net income was $12.5 million, or $1.05 per diluted share, as compared to $18.2 million, or $1.53 per diluted share, during the comparable nine month period of 2007. The decrease in net income of $5.7 million, or $0.48 per diluted share, during the nine month period of 2008, as compared to the comparable nine month period of 2007, was primarily attributable to:

•

an unfavorable change of $2.3 million, or $0.19 per diluted share, resulting from the gain realized during the nine month period of 2007 on the sale of a medical office building (included in income from discontinued operations);

•

an unfavorable change of $1.7 million, or $0.15 per diluted share, resulting from the gain recognized during the nine month period of 2007 in connection with the Chalmette asset exchange and substitution transaction;

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

•

an unfavorable change of $329,000, or $.03 per diluted share, resulting from the recording of the following by two of our unconsolidated LLCs that own MOBs in Las Vegas, Nevada: (i) reserves established for certain tenant receivables in connection with leases which defaulted from the licensure revocation and closure of physician-owned gastroenterology and endoscopy clinics, and; (ii) higher than anticipated building maintenance and repairs expense;

•

an unfavorable change of $252,000, or $0.02 per diluted share, resulting from the gain recorded during the nine month period of 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•	an unfavorable change of $455,000, or $.04 per diluted share, resulting from increased interest expense, as discussed below, and;

•	other combined net unfavorable changes of $119,000 or $0.01 per diluted share.

Interest expense, net of interest income, increased $213,000 and $455,000 during the three and nine months ended September 30, 2008, as compared to the comparable prior year periods, respectively, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average borrowing rate. The increased borrowings were used primarily to fund the acquisitions and investments in LLCs, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $948,000 and $791,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $2.7 million and $2.4 million for the nine month periods ended September 30, 2008 and 2007, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During the three months ended September 30, 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $567,000 and $692,000, respectively. During the nine months ended September 30, 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $1.6 million and $2.3 million, respectively. The $732,000 decrease during the nine month period of 2008, as compared to the comparable 2007 period, was primarily due to: (i) the $329,000 of reserves/expenses recorded by two of our unconsolidated LLCs that own MOBs in Las Vegas, Nevada, as discussed above; (ii) a gain of $252,000 realized during the nine months ended September 30, 2007 on the sale of real property by a LLC, and; (iii) $151,000 of other net unfavorable changes including depreciation expense recorded on newly constructed MOBs that were opened during the fourth quarter of 2007.

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

Below is a reconciliation of our reported net income to FFO for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,206	$4,430	$12,523	$18,212
Plus: Depreciation and amortization expense:
Consolidated investments	1,497	1,316	4,314	3,806
Unconsolidated affiliates	1,882	1,484	5,532	4,274
Less: Gain on sale of real property – discontinued operations	—	—	—	(2,270)
Gain on LLC’s sale of real property	—	—	—	(252)
Gain on asset exchange and substitution agreement with UHS – Chalmette	—	(20)	—	(1,748)

Funds from operations (FFO)	$7,585	$7,210	$22,369	$22,022

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $16.7 million and $17.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.

The $730,000 net decrease was attributable to:

•

an unfavorable change of $883,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of property, gain on sale of property by a LLC and replacement property recovered from UHS-Chalmette);

•	an unfavorable change of $1.2 million in rent receivable primarily resulting from the timing of base rental payments from UHS;

•

a favorable change of $1.1 million in accrued expenses and other liabilities resulting primarily from the exercise and settlement of accrued dividend rights during the nine month period of the prior year;

•	a favorable change of $66,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	$197,000 of other net favorable changes.

The $883,000 unfavorable change in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities was primarily due to: (i) an increase of $455,000 in interest expense, resulting primarily from increased borrowings; (ii) a decrease of $480,000 in our equity in income of LLCs (excluding the $252,000 gain on sale of real property by a LLC during the nine months ended September 30, 2007), as discussed above, and; (iii) $52,000 of other combined net favorable changes.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $15.0 million during the nine months ended September 30, 2008 as compared to $2.1 million of net cash provided by investing activities during the nine months ended September 30, 2007.

During the nine month period ended September 30, 2008, we funded $6.3 million of equity investments, funded $1.6 million of advances to LLCs, spent $3.3 million on capital additions consisting primarily of construction costs related to a new MOB in Palmdale, California which opened during the third quarter of 2008, spent $4.7 million on the acquisition of real property and advanced $4.0 million to our third-party partners, as discussed below. Also during the nine-month period ended September 30, 2008, we received: (i) $2.5 million related to debt refinancing by LLCs, and; (ii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs.

During the first nine months of 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. As of September 30, 2008, interest on this loan agreement has been paid to us through August 31, 2008.

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

Net cash used in financing activities

Net cash used in financing activities was $1.3 million during the nine months ended September 30, 2008 and $19.3 million during the nine months ended September 30, 2007.

During the nine month period ended September 30, 2008, we: (i) had additional net borrowings of $18.9 million on our revolving line of credit; (ii) had additional net borrowings from a loan payable of a consolidated LLC of $374,000; (iii) had additional net borrowings from a third-party partner of $65,000; (iv) repaid $162,000 of mortgage notes payable of a consolidated LLC; (v) repaid $139,000 of mortgage notes payable; (vi) paid $20.7 million of dividends, and; (vii) generated $422,000 of cash from the issuance of shares of beneficial interest from our dividend reinvestment plan.

During the nine month period ended September 30, 2007, we had net debt borrowings of $1.1 million on our revolving line of credit, paid $527,000 in financing fees related to our new revolving credit agreement, paid $20.3 million of dividends, paid $247,000 on mortgage notes payable that are non-recourse to us and generated $696,000 of net cash from the issuance of shares of beneficial interest.

A dividend of $0.580 per share was paid on March 31, 2008 to shareholders of record as of March 17, 2008, a dividend of $0.585 per share was paid on June 30, 2008 to shareholders of record as of June 16, 2008 and a dividend of $0.585 per share was paid on September 30, 2008 to shareholders of record as of September 15, 2008.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus .75% to 1.125% or the prime rate plus zero to .125%. A fee of .15% to .225% is paid on the unused portion of the commitment. The margins over the Eurodollar rate, prime rate and the commitment fee are based upon our debt to total capital ratio as defined in the Agreement. As of September 30, 2008, the applicable margin over the Eurodollar rate was .75% and over the prime rate was zero. The commitment fee was 0.15%.

At September 30, 2008, we had $35.7 million of outstanding borrowings and $24.5 million of letters of credit outstanding against the Agreement. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. At September 30, 2008, we had $39.8 million of available borrowing capacity under this agreement.

Covenants relating to the revolving credit facility require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2008. The carrying value of this instrument approximates fair value.

We have three mortgages and one term loan, which are non-recourse to us, included in our condensed consolidated balance sheet as of September 30, 2008 with a combined outstanding balance of $23.3 million. Two of the mortgages carry an interest rate of 8.3% and have maturity dates in 2010. The third mortgage carries an interest rate of 6.5% and has a maturity date in 2019. Interest on the term loan is calculated at the prime rate. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes these outstanding loans at September 30, 2008 (amounts in thousands):

Facility Name / Secured by	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut	$3,611	8.3%	2010
Summerlin Hospital MOB II	8,525	8.3%	2010
Kindred Corpus Christi	3,331	6.5%	2019
Palmdale Term Loan	7,787	5.0%	2008

Total	$23,254

Off Balance Sheet Arrangements

As of September 30, 2008, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2008 totaled $24.5 million consisting of construction commitments as follows: (i) $1.0 million related to Sierra Medical Properties; (ii) $631,000 related to Arlington Medical Properties; (iii) $4.7 million related to Centennial Hills Medical Properties; (iv) $3.9 million related to Palmdale Medical Properties; (v) $6.4 million related to Deerval Properties II and a related entity; (vi) $5.5 million related to Banburry Medical Properties, and; (vii) $2.4 million related to Sparks Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2008. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

General economic and credit market conditions – The deterioration in the general economic conditions has not yet had a material unfavorable impact on our results of operations. However, our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The ongoing tightening in the credit markets and the instability in the banking and financial institutions has not had a material impact on us. However, there can be no assurance that continued deterioration in credit market conditions will not have a material unfavorable impact on our ability to finance our future growth through borrowed funds.

There are no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: November 7, 2008	UNIVERSAL HEALTH REALTY INCOME TRUST
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