Form 10-K
period 2008-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2009-03-12
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2008: $351,403,320. Number of shares of beneficial interest outstanding of registrant as of January 31, 2009: 11,865,960

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2008 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2008. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of December 31, 2008 we have forty-nine real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) thirty-eight MOBs (including twenty-nine owned by various LLCs, three of which are currently under construction), and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2008. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of December 31, 2008, we have investments or commitments in forty-nine facilities, including three new MOBs currently under construction, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Kindred Hospital Corpus Christi(B,N)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	HCA Inc.
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B,M)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(B,M)	Riverdale, GA	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C,G)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C,G)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	99%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C,G)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex(C,G)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB(D,H)	Las Vegas, NV	MOB	95%	—
Summerlin Hospital MOB II(F)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I(D)	Las Vegas, NV	MOB	95%	—
Canyon Springs Medical Plaza(C)	Gilbert, AZ	MOB	95%	—
Palmdale Medical Plaza(F,I)	Palmdale, CA	MOB	95%	—
Cobre Valley Medical Plaza(C)	Globe, AZ	MOB	95%	—
Deer Valley Medical Office Building III(C,K)	Phoenix, AZ	MOB	95%	—
Summerlin Hospital Medical Office Building III(F,J)	Las Vegas, NV	MOB	95%	—
Vista Medical Terrace & The Sparks Medical Building(D,L)	Sparks, NV	MOB	95%	—
Auburn Medical Office Building II(O)	Auburn, WA	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling ownership interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess was renewed during 2008 and is scheduled to expire on May 31, 2014.
(F)	Real estate assets owned by a LLC in which we have a non-controlling ownership interest as indicated above. Tenants of this medical office building include subsidiaries of UHS. Pursuant to FIN 46R, as a result of our related party relationship with UHS and a master lease agreement between UHS and this property, this LLC is considered to be a variable interest entity. Consequently, we consolidate the results of operations of this LLC in our consolidated financial statements.
(G)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(H)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(I)	This MOB was completed and opened during the third quarter of 2008.
(J)	This MOB was completed and opened during the first quarter of 2009.
(K)	This MOB is under construction and is scheduled to be completed and opened during the first quarter of 2009.
(L)	This MOB was acquired by the LLC from a subsidiary of UHS during the third quarter of 2008.
(M)	A property impairment charge was recorded on this MOB during 2008, as discussed herein.
(N)	This sub-acute hospital was acquired by us during the first quarter of 2008.
(O)	This MOB, which is under construction and may include tenants which are subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009.

2008 Acquisition

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in a LLC that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these medical office buildings are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS.

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

Other Information

Included in our portfolio at December 31, 2008 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 65%, of our revenues in each of 2008 and 2007, and 58% of our revenues in 2006. As of December 31, 2008, these leases have fixed terms with an average of 3.9 years remaining and include renewal options ranging from two to four, five-year terms.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 6.1 (ranging from 2.5 to 8.7) during 2008, 4.6 (ranging from 3.3 to 7.0) during 2007 and 5.5 (ranging from 3.8 to 8.3) during 2006. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of our leases for our hospital facilities and the preschool and childcare centers, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 53% of our total revenue for the five years ended December 31, 2008 (approximately 55% for the year ended December 31, 2008). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 24% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2008 (approximately 21% for the year ended December 31, 2008). In addition, nine MOBs (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. For the four hospital facilities currently owned by us and leased to subsidiaries of UHS, the combined weighted average Coverage Ratio was approximately 6.2, 4.5 and 5.7 for the years ended December 31, 2008, 2007 and 2006, respectively. The Coverage Ratio for individual facilities vary and range from 2.5 to 8.7 in 2008, 3.3 to 7.0 in 2007 and 3.8 to 8.3 in 2006. We cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates, or any of our other leases, will be renewed at the end of their lease terms. If the leases are not renewed at their current rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases.

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

The total cost of the Capital Addition at Inland Valley amounted to $11.7 million, which exceeded the $11.0 million threshold included in the Agreement. Pursuant to the terms of the Agreement, the $760,000 of cost in excess of the $11.0 million threshold has been paid to UHS in cash and the rent on this hospital has been adjusted accordingly.

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

UHS Legal Proceedings:    UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS had been advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Representatives of UHS have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. UHS’s legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS is cooperating with the investigations and responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter. There is no assurance that UHS will be able to reach a settlement, and, should a settlement be reached, UHS is unable, at this time, to determine the ultimate settlement amount. If UHS is ultimately unable to reach a settlement, UHS is unable, at this time, to determine the extent of the total financial and/or other exposure to them in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million for each of the years ended December 31, 2008 and 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed at its current lease rates upon the scheduled expiration of the existing lease term in December, 2011.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2009. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $1.6 million during 2008 and $1.4 million for each of 2007 and 2006. No incentive fees were paid during 2008, 2007 or 2006.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership:    As of December 31, 2008, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised a significant portion of our consolidated revenues during each of the last three years, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Competition

We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS. Some of these competitors are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth.

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to our facilities. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for us.

During the past several years, McAllen Medical Center (which is operated by a subsidiary of UHS), in McAllen, Texas, our largest facility, has been pressured by intense hospital and physician competition from other healthcare providers, including physician-owned facilities. Additionally, newly constructed inpatient capacity and expansion of certain services at the physician-owned hospital is expected to be completed and opened during the first quarter of 2009 which may further erode UHS’ future patient volumes and profitability. In response to these competitive pressures, UHS has undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. The future patient volumes, net revenues and profitability at McAllen Medical Center are expected to continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as the potential future capacity added by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s success and competitive advantage. Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. From time-to-time, the operators of our acute care and behavioral health care facilities may experience the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel. We anticipate that our operators, including UHS, will continue to encounter increased competition in the future that could lead to a decline in patient volumes and harm their businesses, which in turn, could harm our business.

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

Regulation and Other Factors

During 2008, 2007 and 2006, 51%, 53% and 48%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. This government regulation of the healthcare industry affects us because:

(i)	The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;

(ii)	Our bonus rents are based on our lessees’ net revenues which in turn are affected by the amount of reimbursement such lessees receive from the government.

Although UHS and the other operators of our acute care facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to additional governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Because many of these laws and regulations are relatively new, in many cases, our operators don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject their current or past practices to allegations of impropriety or illegality or could require them to make changes in the facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us. See Relationship with Universal Health Services, Inc.-UHS Legal Proceedings for disclosure related to McAllen Medical Center.

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2008, 2007 and 2006, the update factors were 3.3%, 3.4% and 3.7%, respectively. For 2009, the update factor is 3.6%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. The operators of our acute care hospital facilities have complied fully with this requirement and intend to comply fully in future periods.

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

Given the increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by operators of our facilities. Our three acute care hospitals that are operated by UHS receive a significant portion of their patient revenue from their respective state’s Medicaid programs (Texas, California and Florida). These states have reported significant budget deficits that, for all except Texas at this time, have resulted in the reduction of Medicaid funding for 2009. In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operators’ operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities. Conversely, in February, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will: (i) provide for temporary increases to Medicaid funding through enhanced federal matching assistance percentages for a 27 month period retroactive to October 1, 2008 through December 31, 2010; (ii) provide for a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) require states to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. Due to the indirect nature of the enhanced Medicaid federal funding contained within the

American Recovery and Reinvestment Act of 2009, the operators of our hospitals are unable to determine the impact of these Medicaid changes on their future results of operations.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	71	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	49	Vice President and Chief Financial Officer

Cheryl K. Ramagano	46	Vice President, Treasurer and Secretary

Timothy J. Fowler	53	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February of 2003. He had previously served as our President until 1990. Mr. Miller has been Chairman of the Board, President and Chief Executive Officer of UHS since its inception in 1978. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company. He is the father of Marc D. Miller, who was elected to our Board of Trustees in December, 2008 and also serves as a Senior Vice President and a member of the Board of Directors of UHS.

Mr. Charles F. Boyle was appointed Chief Financial Officer in February of 2003 and had served as our Vice President and Controller since 1991. Mr. Boyle has held various positions at UHS since 1983 and currently serves as its Vice President and Controller. He was appointed Controller of UHS in 2003 and had served as its Assistant Vice President-Corporate Accounting since 1994.

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

General economic and employment conditions in the United States could materially affect the business and future results of operations of the operators of our facilities which could, in turn, materially reduce our revenues and net income.

The deterioration in the general economic conditions has not yet had a material unfavorable impact on our results of operations. However, our future results of operations could be unfavorably impacted by continued

deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. A continuation or worsening of economic conditions may result in a continued increase in the unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes which could result in decreased occupancy rates at our medical office buildings. Additionally, a reduction in the revenues earned by the operators of our hospital facilities may occur, which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties.

The deterioration of credit and capital markets may adversely affect our access to sources of funding and we cannot be certain of the availability and terms of capital to fund the growth of our business when needed.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and, therefore, we generally cannot use income from operations to fund our growth. Accordingly, our growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts (including third-party debt held by various LLCs in which we own non-controlling equity interests) at or prior to their maturities and to invest at yields which exceed our cost of capital. However, we can provide no assurance that financing will be available to us on satisfactory terms when needed, which could harm our business. Given these uncertainties, our growth strategy is not assured and may fail.

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact our results of operations and financial condition.

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

In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, our revenues will significantly decline.

For the year ended December 31, 2008, UHS accounted for 58% of our consolidated revenues. In addition, as of December 31, 2008, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2011 or 2014. We cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are all employees of UHS. As of December 31, 2008, we had no salaried employees although our officers do receive stock-based compensation from time-to-time. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that will not become detrimental to us in the future.

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

For the year ended December 31, 2008, 61% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In McAllen, Texas, the location of our largest facility, McAllen Medical Center (which is operated by a subsidiary of UHS), intense competition has continued from other healthcare providers, including physician-owned facilities. As a result, the facility has experienced significant declines in patient volume and profitability. In addition, newly constructed inpatient capacity and expansion of certain services at the physician-owned hospital is expected to be completed and opened during the first quarter of 2009 which may further erode McAllen Medical Center’s future patient revenues and profitability. In response to these competitive pressures, UHS has, among other things, undertaken significant capital investment in the market including a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as a 134-bed replacement behavioral health facility, which was completed and opened during the second quarter of 2006. We do not have an ownership interest in the real estate assets of either of these newly constructed UHS facilities. A continuation of the provider competition in this market, as well as the additional capacity recently completed by UHS and others, could result in additional erosion of the net revenues and financial operating results of McAllen Medical Center which may negatively impact the bonus rentals earned by us on this facility and may potentially have a negative impact on the future lease renewal terms (current lease expires in December, 2011) and the underlying value of the property.

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

UHS Legal Proceedings:    UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS had been advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Representatives of UHS have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. UHS’s legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS is cooperating with the investigations and responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter. There is no assurance that UHS will be able to reach a settlement, and, should a settlement be reached, UHS is unable to determine, at this time, the ultimate settlement amount. If UHS is ultimately unable to reach a settlement, UHS is unable to determine, at this time, the extent of the total financial and/or other exposure in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million for each of the years ended December 31, 2008 and 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed at its current lease rates upon the scheduled expiration of the existing lease term in December, 2011.

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

Our business is highly competitive and we expect that it may become more competitive in the future. We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS, some of which are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth.

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

								Lease Term
Hospital Facility Name and Location	Type of facility	Number of available beds @ 12/31/08	Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
			2008	2007	2006	2005	2004
Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	122	77%	67%	85%	87%	78%	$2,648,000	2011	20

McAllen Medical Center(3) McAllen, Texas	Acute Care	368	50%	51%	52%	59%	68%	5,485,000	2011	20

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	143	74%	78%	77%	73%	72%	3,030,000	2011	20

The Bridgeway North Little Rock, Arkansas	Behavioral Health	98	83%	94%	92%	96%	98%	930,000	2014	10

Tri-State Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	55%	57%	53%	74%	74%	885,000	2014	15

Kindred Hospital Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	63%	—	—	—	—	654,000	2019	25

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	84	44%	38%	46%	47%	47%	1,373,000	2011	15

ITEM 2.	Properties (continued)

Facility Name and Location							Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent	End of initial or renewed term(4)	Renewal term (years)
		2008	2007	2006	2005	2004
Kelsey-Seybold Clinic at Kings Crossing Kingwood, Texas	MOB	100%	100%	100%	100%	100%	$345,000	2010	None

Professional Bldgs. at Kings Crossing Kingwood, Texas	MOB	75%	86%	90%	90%	91%	272,000	2011- 2018	Various

Southern Crescent Center, I Riverdale, Georgia(6)	MOB	26%	26%	36%	49%	64%	190,000	2010- 2012	Various

Southern Crescent Center, II Riverdale, Georgia(6,7)	MOB	94%	94%	94%	94%	98%	1,136,000	2009- 2010	10

Cypresswood Professional Center Spring, Texas	MOB	68%	77%	92%	100%	100%	535,000	2009- 2015	Various

Desert Springs Medical Plaza(5) Las Vegas, Nevada	MOB	78%	77%	96%	100%	100%	765,000	2009- 2013	Various

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	180,000	2009	20

Summerlin Hospital MOB(5) Las Vegas, Nevada	MOB	98%	87%	98%	100%	100%	1,307,000	2009- 2014	Various

Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	100%	81%	100%	100%	100%	1,598,000	2009- 2014	Various

Sheffield Medical Building Atlanta, Georgia	MOB	77%	82%	86%	85%	88%	1,345,000	2009- 2019	Various

Medical Center of Western Connecticut Danbury, Connecticut	MOB	100%	98%	85%	100%	100%	880,000	2009- 2017	Various

Chesterbrook Academy Audubon, New Britain, Newtown and Uwchlan, Pennsylvania	Preschool and Childcare Centers	N/A	N/A	N/A	N/A	N/A	593,000	2010	10

Family Doctor’s Medical Office Building Shreveport, Louisiana	MOB	100%	100%	100%	100%	100%	303,000	2011	10

700 Shadow Lane and Goldring MOBs(5) Las Vegas, Nevada	MOB	96%	96%	90%	99%	99%	1,589,000	2009- 2017	Various

St. Mary’s Professional Office Building Reno, Nevada	MOB	97%	95%	92%	77%	—	3,897,000	2012- 2025	Various

N/A	- Not Applicable
(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2008. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. The revenues of South Texas Behavioral Health Center are excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates shown for this facility in all years presented were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center.
(4)	Properties are multi-tenant MOBs which have various lease maturity dates.
(5)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(6)	A $4.6 million provision for asset impairment was recorded in connection with Southern Crescent Centers I & II during 2008, as discussed herein.
(7)	The master lease on Southern Crescent Center II, applicable to 86% of the building, is scheduled to expire in June, 2010. It is unlikely that this master lease will be renewed at the end of the lease term. In the likely event that the lease is not renewed, we will be required to find other operators for this facility and/or enter into leases on terms potentially less favorable to us than the current lease. During each of 2008, 2007 and 2006, our revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of the existing master lease.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

	Total RSF	Available for Lease Jan. 1, 2009	Percentage of RSF with lease expirations
			2009	2010	2011	2012	2013	2014 and Later
Hospital Investments
McAllen Medical Center	532,403	0%	0%	0%	100%	0%	0%	0%
Wellington Regional Medical Center	270,915	0%	0%	0%	100%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	100%	0%	0%	0%
Southwest Healthcare System—Inland Valley Campus	108,499	0%	0%	0%	100%	0%	0%	0%
The Bridgeway	77,901	0%	0%	0%	0%	0%	0%	100%
HealthSouth Deaconess Rehab. Hospital(d)	77,440	0%	0%	0%	0%	0%	0%	100%
Kindred Hospital, Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,252,412	0%	0%	0%	82%	0%	0%	18%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs	201,108	19%	21%	17%	18%	11%	7%	7%
Saint Mary’s Professional Office Building	190,247	1%	0%	0%	0%	2%	0%	97%
Edwards Medical Plaza	141,299	17%	25%	10%	1%	26%	14%	7%
700 Shadow Lane and Goldring MOBs	114,904	15%	29%	13%	5%	10%	16%	12%
Centinela Medical Buildings	103,353	1%	57%	5%	18%	0%	7%	12%
Suburban Medical Plaza II	102,818	0%	0%	0%	30%	6%	2%	62%
Desert Springs Medical Plaza	102,580	40%	28%	11%	8%	8%	5%	0%
Centennial Hills Medical Office Building I	96,831	39%	4%	0%	0%	4%	22%	31%
Thunderbird Paseo Medical Plaza I & II	96,569	0%	22%	28%	14%	12%	24%	0%
Summerlin Hospital Medical Office Building II(c)	92,313	0%	0%	22%	28%	32%	14%	4%
Canyon Springs Medical Plaza	91,957	10%	0%	0%	0%	14%	0%	76%
Summerlin Hospital Medical Office Building I	89,636	3%	31%	24%	17%	8%	11%	6%
Vista Medical Terrace & The Sparks Medical Building	86,378	27%	19%	6%	7%	26%	0%	15%
Papago Medical Park	79,247	9%	38%	13%	2%	0%	24%	14%
Deer Valley Medical Office II	77,264	0%	6%	7%	0%	61%	6%	20%
Mid Coast Hospital MOB	74,629	0%	0%	0%	16%	0%	12%	72%
Sheffield Medical Building	71,940	23%	17%	14%	10%	28%	6%	2%
Rosenberg Children’s Medical Plaza	66,231	0%	0%	10%	7%	7%	51%	25%
Sierra San Antonio Medical Plaza	59,160	36%	0%	0%	18%	0%	12%	34%
Palmdale Medical Plaza(a)	58,150	33%	0%	0%	0%	0%	59%	8%
Spring Valley Medical Office Building	57,828	3%	47%	15%	11%	6%	11%	7%
Spring Valley Medical Office Building II	57,556	50%	0%	0%	0%	11%	0%	39%
Southern Crescent Center II(b)	53,680	6%	8%	86%	0%	0%	0%	0%
Desert Valley Medical Center	53,625	12%	16%	20%	30%	12%	10%	0%
Southern Crescent Center I	41,400	74%	0%	4%	0%	22%	0%	0%
Cypresswood Professional Center	40,082	17%	7%	0%	0%	17%	0%	59%
Medical Center of Western Connecticut	37,522	0%	15%	63%	0%	0%	4%	18%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza	26,901	9%	4%	9%	9%	13%	34%	22%
Santa Fe Professional Plaza	25,300	39%	25%	14%	5%	7%	5%	5%
Professional Bldg at King’s Crossing	24,414	34%	0%	0%	20%	6%	0%	40%
Cobre Valley Medical Plaza	21,882	0%	25%	0%	0%	58%	17%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	100%	0%	0%	0%	0%
Orthopaedic Specialists of Nevada Building	11,000	0%	100%	0%	0%	0%	0%	0%
Family Doctor’s MOB	9,155	0%	0%	0%	100%	0%	0%	0%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy—Newtown	8,100	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	100%	0%	0%	0%	0%

Sub-total Other Investments	2,540,950	14%	15%	13%	9%	12%	11%	26%

Total	3,793,362	9%	10%	9%	33%	9%	7%	23%

(a)	The Palmdale Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in June, 2013.
(b)	The Southern Crescent Center II has a master lease agreement that is applicable to 86% of the building that is scheduled to expire in June, 2010.
(c)	The Summerlin Hospital Medical Office Building II has a master lease provision that expires on September 30, 2010 which covers all vacancies.
(d)	The lease with Deaconess was renewed during 2008 and is scheduled to expire on May 31, 2014.

ITEM 3.	Legal Proceedings

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2008 and 2007 are summarized below:

	2008		2007
	High Price	Low Price	High Price	Low Price
First Quarter	$36.78	$31.43	$42.05	$34.77
Second Quarter	$36.10	$30.00	$38.29	$32.78
Third Quarter	$39.14	$30.64	$36.70	$29.23
Fourth Quarter	$38.27	$23.27	$38.76	$32.21

Holders

As of January 31, 2009, there were approximately 506 shareholders of record of our shares of beneficial interest.

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

	2008	2007
First Quarter	$.580	$.570
Second Quarter	.585	.575
Third Quarter	.585	.575
Fourth Quarter	.590	.580

	$2.34	$2.30

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2003.

Company Name/Index	Base Period Dec 2003	INDEXED RETURNS Years Ending
		Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008
Universal Health Realty Income Trust	$100	$113.78	$118.66	$157.22	$152.57	$151.84
S&P 500 Index	$100	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group	$100	$120.35	$116.50	$167.23	$167.12	$156.22

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2008. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2008	2007	2006	2005	2004
Operating Results:
Total revenue(1)	$29,184	$27,960	$31,714	$32,590	$31,013
Income from continuing operations	11,653	19,664	34,428	25,131	21,425
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007 and $833 during 2004)	—	2,527	269	292	2,246

Net income	$11,653	$22,191	$34,697	$25,423	$23,671

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$154,649	$143,797	$143,363	$152,865	$157,601
Investments in LLCs(1)	56,462	52,030	47,223	29,572	40,523
Total assets(1)	221,056	199,749	194,139	196,889	204,583
Total indebtedness(1)(2)	71,692	36,617	26,337	35,548	46,210
Other Data:
Funds from operations(3)	$24,996	$29,066	$28,930	$29,202	$31,149
Cash provided by (used in):
Operating activities	21,842	22,775	24,702	25,303	26,967
Investing activities	(26,923)	(4,336)	(2,404)	8,408	11,905
Financing activities	4,568	(18,106)	(23,217)	(35,582)	(36,387)
Per Share Data:
Basic earnings per share:
From continuing operations	$0.98	$1.66	$2.92	$2.14	$1.83
From discontinued operations	0.00	0.21	0.02	0.02	0.19

Total basic earnings per share	$0.98	$1.87	$2.94	$2.16	$2.02

Diluted earnings per share:
From continuing operations	$0.98	$1.66	$2.90	$2.13	$1.81
From discontinued operations	0.00	0.21	0.02	0.02	0.19

Total diluted earnings per share	$0.98	$1.87	$2.92	$2.15	$2.00

Dividends per share	$2.340	$2.300	$2.260	$2.175	$2.000

Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,851	11,818	11,784	11,764	11,744
Weighted average number of shares and share equivalents outstanding—diluted	11,882	11,875	11,866	11,841	11,813

(1)

During the first quarter of 2004, pursuant to the terms of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, we began recording the operating results of three LLCs, in which we hold majority, non-controlling ownership interests, on a consolidated basis. At that time, these LLCs were recorded on a consolidated basis due to certain master lease, lease assurance or lease guarantee agreement between UHS and the properties owned by the LLCs. As a result of the expiration of the master lease arrangements between UHS and two of these LLCs, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Also, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that opened during the third quarter of 2008, this LLC is included in our consolidated financial statements on a consolidated basis. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that was under construction, as of December 31, 2008, this LLC is also included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2008, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which was completed and opened during the first quarter of 2009. There was no impact on our net income as a result of recording these LLCs on an unconsolidated or a consolidated basis.

(2)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $230.5 million as of December 31, 2008; $214.9 million as of December 31, 2007; $180.9 million as of December 31, 2006; $152.3 million as of December 31, 2005, and; $124.8 million as of December 31, 2004. (See Note 8 to the consolidated financial statements).
(3)	Our funds from operations (“FFO”) decreased $4.1 million to $25.0 million during 2008 as compared to $29.1 million during 2007. The decrease was due to the $4.6 million provision for asset impairment recorded during 2008, as mentioned herein.

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

FFO shown above is calculated is follows:

	(000s)
	2008	2007	2006	2005	2004
Net income	$11,653	$22,191	$34,697	$25,423	$23,671
Depreciation expense:
Consolidated investments	5,832	5,167	5,314	5,379	4,918
Unconsolidated affiliates	7,511	5,990	4,613	4,012	4,282
Discontinued operations	—	—	124	124	120
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	—	(1,860)	—	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	(1,748)	(13,958)	—	—
Property damage recovered from UHS-Wellington	—	—	—	(4,693)	—
Gains recorded by unconsolidated affiliates	—	(264)	—	(1,043)	(1,009)
Gain on sale of real property, included in income from discontinued operations	—	(2,270)	—	—	(833)

FFO	$24,996	$29,066	$28,930	$29,202	$31,149

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2008, we have forty-nine real estate investments or commitments in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-eight medical office buildings (including three under construction), and;

•	four preschool and childcare centers.

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

•	a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS;

•

the deterioration of credit and capital markets may adversely affect our access to sources of funding and we cannot be certain of the availability and terms of capital to fund the growth of our business when needed;

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

Asset Impairment:    Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, local market conditions and other factors.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Assessment of the recoverability by us of certain lease related costs must be made when we have reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flows. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

Intangible Assets:    We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Under SFAS No. 141, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the useful lives of the buildings and capital improvements. The value of intangible assets is amortized as real estate amortization over the remaining lease term.

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

As a result of the expiration of the master lease arrangements between subsidiaries of UHS and two of these three LLCs, during the fourth quarter of 2006, we began recording the financial results of two LLCs on an unconsolidated basis in our consolidated financial statements. Beginning with the fourth quarter of 2006, the revenues and expenses of these two LLCs are no longer included in our consolidated revenues and expenses; instead, our share of the net income generated from each of these two LLCs is included in our consolidated statements of income as “Equity in income of unconsolidated LLCs”. The revenues and expenses for these two LLCs related to the periods prior to the fourth quarter of 2006 are included in our revenues and expenses in our consolidated statements of income. There was no impact on our net income as a result of the change in accounting for these LLCs. Also, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that opened during the third quarter of 2008, this LLC is included in our consolidated financial statements on a consolidated basis. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that was under construction, as of December 31, 2008, this LLC is also included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2008, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which was completed and opened during the first quarter of 2009.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees who are unaffiliated with UHS, that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2009. All transactions between us and UHS must be approved by the Independent Trustees. The Advisor is entitled to certain advisory fees for its services. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 55%, 57% and 51% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases with wholly-owned UHS hospital facilities accounted for 21% of the combined consolidated and unconsolidated revenues for the year ended December 31, 2008 and 24% for each of the years ended December 31, 2007 and 2006. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Year ended December 31, 2008 as compared to the year ended December 31, 2007:

For the year ended December 31, 2008, net income was $11.7 million, or $0.98 per diluted share, as compared to $22.2 million, or $1.87 per diluted share for the year ended December 31, 2007. The decrease in net income of $10.5 million, or $.89 per diluted share, during 2008 as compared to 2007, was primarily attributable to:

•

an unfavorable change of $4.6 million, or $.39 per diluted share, resulting from the provision for asset impairment recorded during 2008 on a certain medical office building complex, as discussed below;

•

an unfavorable change of $2.3 million, or $0.19 per diluted share, resulting from the gain realized during 2007 on the sale of a medical office building (included in income from discontinued operations);

•

an unfavorable change of $1.7 million, or $0.15 per diluted share, resulting from the gain recognized during 2007 in connection with the Chalmette asset exchange and substitution transaction, as discussed herein;

•

an unfavorable change of $264,000, or $0.02 per diluted share, resulting from the gain recorded during 2007 in connection with the sale of real property by a LLC in which we had an 80% non-controlling equity interest;

•

an unfavorable change of $2.2 million, or $0.18 per diluted share, resulting from increased depreciation and amortization expense at our properties recorded on a consolidated basis ($700,000) and an unconsolidated basis ($1.5 million) primarily resulting from: (i) increased depreciation expense incurred during 2008 on various newly constructed medical office buildings that were completed and opened during 2008 and 2007 including Palmdale Medical Plaza (2008), Canyon Springs Medical Plaza (2007), Centennial Hills Medical Office Building I (2007), Phoenix Children’s East Valley Care Center (2007) and Spring Valley Medical Office Building II (2007), and; (ii) depreciation and amortization expense recorded on Kindred Hospital, Corpus Christi which was acquired during 2008, and;

•	other combined net favorable changes of $600,000, or $0.04 per diluted share.

Total revenue increased $1.2 million to $29.2 million during 2008, as compared to $28.0 million during 2007. The increase was primarily attributable to the revenues generated at Kindred Hospital-Corpus Christi which was acquired in February of 2008 and Palmdale Medical Plaza, a newly constructed medical office building that was completed and opened during the third quarter of 2008.

Depreciation and amortization expense increased $700,000 to $5.9 million during 2008, as compared to $5.2 million during 2007. The increase was primarily attributable to the depreciation and amortization expense recorded during 2008 on Kindred Hospital-Corpus Christi and Palmdale Medical Plaza as well as increased depreciation expense incurred on the replacement assets received from UHS (applicable to Southwest Healthcare System, Inland Valley) in connection with the Chalmette asset exchange and substitution transaction.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.0 million and $3.2 million for 2008 and 2007, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income. During 2008, $2.5 million, or 62% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2007, $2.4 million, or 74% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. The decrease in the percentage of operating expenses passed on directly to tenants during 2008, as compared to 2007, was primarily due to higher than anticipated repairs and maintenance expenses incurred at a certain MOB which were not allocated to the tenants of that property.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease which is scheduled to occur in June, 2010; (ii) the current and projected occupancy of the buildings, and; (iii) the anticipated unfavorable impact on the region and the properties resulting from the loss of the school district’s accreditation during 2008. Given the local market conditions, we believe it is probable that the master lease (which has been in effect since 2000 on one of these properties) will not be renewed upon its expiration in June, 2010. In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. During each of 2008, 2007 and 2006, our revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of this master lease. The combined fair value of these properties was determined based upon the present value of their expected future cash flows.

Interest expense, net of interest income, increased $642,000 during 2008, as compared to 2007, due primarily to: (i) an increase in our average borrowings outstanding under our revolving credit agreement, partially offset by a decrease in our average borrowing rate, and; (ii) the interest incurred on the term loan related to the newly constructed Palmdale Medical Plaza which was completed and opened during 2008. The increased borrowings under our revolving credit agreement were used primarily to fund the acquisition of Kindred Hospital-Corpus Christi during the first quarter of 2008 and investments in various LLCs as discussed herein.

During 2008 and 2007, we recorded equity in income of unconsolidated LLCs of $2.1 million and $2.8 million, respectively. The $769,000 decrease during 2008, as compared to 2007, was primarily due to: (i) a $600,000 decrease at a certain LLC due to the expiration of a master lease during the first quarter of 2008 and decreased occupancy; (ii) a gain of $264,000 realized during 2007 on the sale of real property by a LLC, and; (iii) approximately $100,000 of other combined net favorable changes. During 2009, we expect to recapture a portion of the income lost during 2008 resulting from the master lease expiration and decreased occupancy at the LLC mentioned above since a new lease on a significant portion of the vacant space is scheduled to commence during the second quarter of 2009.

Our funds from operations (“FFO”) decreased $4.1 million to $25.0 million during 2008 as compared to $29.1 million during 2007. The decrease was due to the $4.6 million provision for asset impairment recorded during 2008, as mentioned above. Below is a reconciliation of our reported net income to FFO for 2008 and 2007 (in thousands):

	2008	2007
Net income	$11,653	$22,191
Depreciation expense:
Consolidated investments	5,832	5,167
Unconsolidated affiliates	7,511	5,990
Less gains:
Gain on sale of real property, included in income from discontinued operations	—	(2,270)
Gain on LLC’s sale of real property	—	(264)
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	(1,748)

Funds From Operations	$24,996	$29,066

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

Our FFO increased $136,000 to $29.1 million during 2007 as compared to $28.9 million during 2006. Below is a reconciliation of our reported net income to FFO for 2007 and 2006 (in thousands):

	2007	2006
Net income	$22,191	$34,697
Depreciation expense:
Consolidated investments	5,167	5,314
Unconsolidated affiliates	5,990	4,613
Discontinued operations	—	124
Less gains:
Gain on sale of real property, included in income from discontinued operations	(2,270)	—
Gain on LLC’s sale of real property	(264)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	(1,748)	(13,958)
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	(1,860)

Funds From Operations	$29,066	$28,930

Effects of Inflation

Although inflation has not had a material impact on our results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Depending on general economic and labor market conditions, the operators of our hospital facilities may experience unfavorable labor market conditions, including a shortage of nurses which may cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Therefore, there can be no assurance that these factors will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us.

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

Liquidity and Capital Resources

Year ended December 31, 2008 as compared to December 31, 2007:

Net cash provided by operating activities

Net cash provided by operating activities was $21.8 million during 2008 as compared to $22.8 million during 2007. The $1.0 million decrease was attributable to:

•

an unfavorable change of $1.0 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, provision for asset impairment, gain on sale of property, gain on sale of property by a LLC and replacement property recovered from UHS-Chalmette). This decrease was primarily due to: (i) an increase of $642,000 in interest expense, resulting primarily from increased borrowings, including the mortgage debt on the newly constructed Palmdale Medical Plaza which was completed and opened during 2008, and; (ii) a decrease of $505,000 in our equity in income of LLCs (excluding the $264,000 gain on sale of real property by a LLC during 2007), as discussed above in Results of Operations.

•	an unfavorable change of $1.4 million in rent receivable primarily resulting from the timing of base rental payments from UHS which were received in early January, 2009;

•

a favorable change of $1.2 million in accrued expenses and other liabilities due primarily to the unfavorable impact resulting from the exercise and settlement of accrued dividend rights during 2007, and;

•	other combined favorable changes of approximately $200,000.

Net cash used in investing activities

Net cash used in investing activities was $26.9 million during 2008 as compared to $4.3 million during 2007.

2008:

During 2008, we used $26.9 million of net cash in investing activities as follows:

•	We spent $13.8 million on additions to real estate investments as follows:

•	$9.8 million funded at a consolidated LLC that constructed the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$3.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008, and;

•	$100,000 in other capital additions.

•	We spent $7.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$2.3 million invested for a 95% non-controlling ownership interest in the LLC that purchased the Vista Medical Terrace and the Sparks Medical Building, located in Sparks, Nevada;

•	$1.3 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.2 million invested in the LLC that owns the Centennial Hills Medical Office Building I, in which we have a 95% non-controlling equity interest;

•	$720,000 invested in the master LLC which governs four unconsolidated LLCs in which we have a 90% non- controlling equity interest;

•	$658,000 invested in the LLC that owns the Deer Valley Medical Office Building II in which we have a 90% non-controlling equity interest, and;

•	$938,000 invested to various LLCs in which we own a non-controlling equity interest.

•	We spent $4.7 million on the acquisition of Kindred Hospital-Corpus Christi, during the first quarter of 2008.

•	We spent $4.0 million as an advance to our third-party partners, as discussed below.

•	We spent $3.1 million to fund advances to unconsolidated LLCs as follows:

•	$1.6 million advance made to an existing LLC that owns Sierra San Antonio Medical Plaza located in Fontana, California, in which we have a 95% non-controlling equity interest;

•	$1.0 million advance made to an existing LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest, and;

•	$540,000 advance made to an existing LLC that owns the Mid Coast Hospital MOB located in Brunswick, Maine, in which we have a 74% non-controlling equity interest.

•	We received $2.5 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$1.3 million received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest, and;

•	$1.2 million received from the LLC that owns the Canyon Spring Medical Plaza, in which we have a 95% non-controlling equity interest.

•	We received $3.1 million of cash distributions in excess of income related to our unconsolidated LLCs.

•	We received $232,000 in repayments of advances previously provided to unconsolidated LLCs.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through December 31, 2008.

2007:

During 2007, we used $4.3 million of net cash in investing activities as follows:

•	We spent $16.7 million to fund advances to unconsolidated LLCs as follows:

•

$8.5 million advance (which was fully repaid during 2007) made to an existing LLC that owns Thunderbird Paseo Medical Plaza I and II located in Glendale, Arizona, in which we have a 75% non-controlling equity interest;

•	$3.1 million advance made to the LLC that owns the Spring Valley Medical Building II, an existing LLC in which we have a 95% non-controlling equity interest;

•	$5.0 million advance made to the LLC that owns Desert Springs Medical Plaza, an existing LLC in which we have a 99% non-controlling equity interest, and;

•	$120,000 advance (which was fully repaid during 2008) made to the LLC that owns the Spring Valley Medical Building I, an existing LLC in which we have a 95% non-controlling equity interest.

•	We spent $8.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$4.0 million invested in the LLC that owns the Canyon Springs Medical Plaza in which we have a 95% non-controlling equity interest;

•	$1.7 million invested in the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$765,000 invested in exchange for a 95% non-controlling equity interest in a LLC that owns the Cobre Valley Medical Plaza;

•	$748,000 invested in the LLC that owns 700 Shadow Lane and Goldring Medical Office Buildings in which we have a 98% non-controlling equity interest;

•	$495,000 invested in the master LLC, which governs four unconsolidated LLCs, in which we have a 90% non-controlling equity interest;

•	$380,000 invested in the LLC that owns the Centennial Hills Medical Office Building I, which was completed during the fourth quarter of 2007, in which we have a 95% non-controlling equity interest;

•	$74,000 invested in the LLC that will construct and own the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$95,000 invested in the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest.

•	We spent $7.2 million to fund capital additions at certain of our consolidated real estate investments as follows:

•	$5.8 million funded at a consolidated LLC that developed, constructed, owns and operates the Palmdale Medical Plaza which was completed and opened during the third quarter of 2008;

•	$760,000 funded in connection with the Inland Valley additions in excess of $11.0 million, related to the Chalmette asset exchange and substitution transaction, as discussed herein, and;

•	$669,000 of other capital additions.

•	We received $10.0 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.6 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we own a 75% non-controlling equity interest;

•	$485,000 received from the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest;

•	$696,000 received from the LLC that owned the Rio Rancho Medical Center in which we owned a 80% non-controlling equity interest. This LLC was sold during the first quarter of 2007;

•	$219,000 received from the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest, and;

•	$50,000 received from the LLC that owns the Suburban Medical Plaza II in which we have a 33% non-controlling equity interest.

•	We received $7.2 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$5.4 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we have a 75% non-controlling equity interest;

•	$998,000 received from the LLC that owns the Canyon Springs Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$829,000 received from the LLC that owns the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$77,000 received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest.

•	We received $7.3 million of cash proceeds in connection with the sale of real property.

•	We received $2.2 million of cash distributions in excess of income and other cash activities related to our unconsolidated LLCs.

•	We received $1.1 million of cash distributions in connection with the sale of real property by a LLC.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $4.6 million during 2008 and ($18.1 million) during 2007.

During 2008, we had $4.6 million of net cash provided by financing activities as follows: (i) borrowed $22.2 million, net of repayments, on our revolving line of credit; (ii) paid $27.7 million in dividends; (iii) borrowed $9.9 million pursuant to term and construction loans payable of consolidated LLCs that are non-recourse to us; (iv) borrowed $68,000, net of repayments, from a third-party partner; (v) repaid $218,000 of mortgage notes payable of a consolidated LLC that is non-recourse to us; (vi) repaid $189,000 of mortgage notes payable that is non-recourse to us, and; (vii) generated $529,000 from the issuance of shares of beneficial interest from our dividend reinvestment plan.

During 2007, we used $18.1 million of net cash in financing activities as follows: (i) borrowed $3.2 million, net of repayments, on our revolving line of credit; (ii) paid $27.2 million in dividends; (iii) paid $527,000 in financing fees related to our new revolving credit agreement; (iv) paid $201,000 on a mortgage note payable of a consolidated LLC, that is non-recourse to us; (v) paid $132,000 on a mortgage note payable that is non-recourse to us; (vi) paid $236,000 for the repurchase of shares of beneficial interest; (vii) borrowed $5.8 million on a construction loan payable of a consolidated LLC, that is non-recourse to us, and; (viii) generated $1.2 million of net cash from the issuance of shares of beneficial interest.

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

Net cash used in investing activities

Net cash used in investing activities was $4.3 million during 2007, as discussed above, as compared to $2.4 million during 2006.

2006:

During 2006, we used $2.4 million of net cash in investing activities as follows:

•	We spent $7.6 million to fund advances to unconsolidated LLCs as follows:

•

$5.3 million advance made to the LLC that developed, constructed, owns and operates the Spring Valley Hospital Medical Office Building II, located in Las Vegas, Nevada on the campus of a UHS facility, in which we have a 95% non-controlling equity interest. This project was opened during the second quarter of 2007;

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

•

$363,000 advance (which was converted to equity during 2007) made to the LLC that developed, constructed, owns and operates the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. This project was opened during the fourth quarter of 2007, and;

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

•

$1.5 million of equity funded to the LLC that will developed, constructed, owns and operates the Phoenix Children’s East Valley Care Center, located in Gilbert, Arizona, in which we have a 95% non-controlling equity interest. This project was completed and opened during the fourth quarter of 2007;

•	$637,000 of additional equity funded to the LLC that constructed and owns the Saint Mary’s Professional Office Building located in Reno, Nevada, in which we have a 75% non-controlling equity interest;

•	$532,000 of additional equity funded to the LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$329,000 of additional equity funded to the LLC that owns the 700 Shadow Lane & Goldring MOBs located in Las Vegas, Nevada, in which we have a 98% non-controlling equity interest;

•

$214,000 of additional equity funded to the LLC that owns the Spring Valley Medical Office Building located in Las Vegas, Nevada, on the campus of a UHS facility, in which we have a 95% non-controlling equity interest, and;

•	$562,000 of additional investments in various LLCs in which we own a non-controlling equity interest.

•	We received $1.9 million of cash received in connection with repayments of advances previously made to LLCs as follows:

•	$1.2 million received from the LLC that owns the Suburban Medical Plaza II, located in Louisville, Kentucky, in which we have a 33% non-controlling equity interest;

•	$540,000 received from the master LLC which governs four unconsolidated LLCs in which we have a 90% non-controlling equity interest, and;

•	$160,000 received from various LLCs in which we own non-controlling equity interests.

•	We spent $1.3 million to fund capital additions at certain of our consolidated real estate investments.

•	We received $5.7 million of cash proceeds in connection with refinancing of third-party debt by an unconsolidated LLC.

•	We received $3.1 million of cash proceeds related to the sale of our interest in a LLC.

•	We received $1.1 million of net cash distributions in excess of income and other cash activities related to our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $18.1 million during 2007, as discussed above, as compared to $23.2 million during 2006.

During 2006, we used $23.2 million of net cash in financing activities as follows: (i) borrowed of $3.6 million, net of repayments, on our revolving line of credit; (ii) paid $26.6 million of dividends; (iii) repaid $577,000 of mortgage notes payable that are non-recourse to us, and; (iv) generated $391,000 of net cash from the issuance of shares of beneficial interest.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2008, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At December 31, 2008, we had $39.0 million of outstanding borrowings and $23.0 million of letters of credit outstanding against the Agreement. We had $38.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2008. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $27.0 million in 2008, $11.3 million in 2007 and $11.9 million in 2006 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 3.9% in 2008, 7.1% in 2007 and 7.9% in 2006. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at year end 2008. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

We have three mortgages, one term loan and one construction loan, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2008, with a combined outstanding balance of $32.7 million. The following table summarizes our outstanding mortgages and construction loan at December 31, 2008 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan	$3,574	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan	8,469	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,318	6.5%	2019
Palmdale Medical Plaza term loan(a)	7,744	5.0%	2009
Summerlin Hospital MOB III construction loan(b)	9,587	2.4%	2009

Total	$32,692

(a)	This term loan is scheduled to mature on July 31, 2009 at variable interest rates based upon LIBOR plus 2.6% or the prime rate. This loan can be extended, at our option, for one-year to July 31, 2010 at interest rates as provided for in the current loan agreement.
(b)	This construction loan is scheduled to mature on December 31, 2009 at variable interest rates based upon LIBOR plus 1.8%. This loan can be extended, at our option, for one-year to December 31, 2010 at interest rates as provided for in the current loan agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. These mortgages, term loan and construction loan have a combined fair value of approximately $32.9 million as of December 31, 2008. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2008:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt fixed(a)	$23,105	$8,195	$11,780	$147	$2,983
Long-term debt-variable(b)	48,587	9,587	—	39,000	—
Estimated future interest payments on debt outstanding as of December 31, 2008(c)	7,865	2,888	3,585	398	994
Equity and debt financing commitments(d)	28,099	28,099	—	—	—

Total contractual cash obligations	$107,656	$48,769	$15,365	$39,545	$3,977

(a)	Consists of three mortgages and one term loan, which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2008. Excluded from the table above is the $230.5 million of combined third-party debt outstanding as of December 31, 2008, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(b)	Consists of $39.0 million of borrowings outstanding as of December 31, 2008 under the terms of our $100 million revolving credit agreement and $9.6 million of borrowings outstanding as of December 31, 2008 pursuant to a construction loan at a consolidated LLC, which is non-recourse to us.

(c)	Assumes that all debt outstanding as of December 31, 2008, including borrowings under the revolving credit agreement, three mortgage notes payable, a term loan and a construction loan, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2008. We have the right to repay borrowings under the revolving credit agreement and construction loan at any time during the terms of the agreements, without penalty.
(d)	As of December 31, 2008, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs, as follows (in thousands):

Amount
Arlington Medical Properties	$1,157
Sierra Medical Properties	528
Palmdale Medical Properties	4,895
Spring Valley Medical Properties II	1,131
Centennial Hills Medical Properties	3,672
Deerval Properties II	3,671
Deerval Parking Company(a)	634
Banburry Medical Properties	5,233
Sparks Medical Properties	2,478
Auburn Medical Properties	4,700

Total	$28,099

(a)	Deerval Parking Company is owned 50% by Deerval Properties and 50% by Deerval Properties II, two LLCs in which we own non-controlling, majority ownership interests.

Off Balance Sheet Arrangements

As of December 31, 2008, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2008 totaled $23.0 million consisting of: (i) $5.5 million related to the Banburry Medical Properties; (ii) $5.2 million related to Deerval Properties II; (iii) $4.7 million related to Centennial Hills Medical Properties; (iv) $3.0 million related to Palmdale Medical Properties; (v) $2.4 million related to Sparks Medical Properties; (vi) $1.0 million related to Sierra Medical Properties; (vii) $631,000 related to Arlington Medical Properties, and; (viii) $609,000 related to Deerval Parking Company.

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

As of December 31, 2008, 2007 and 2006, we had no outstanding interest rate swap agreements.

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $507,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $532,000. The carrying value of amounts borrowed approximates fair value.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2008. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate(a)	$8,195	$11,713	$67	$71	$76	$2,983	$23,105
Weighted average interest rates	6.2%	5.7%	6.4%	6.4%	6.4%	6.1%	6.2%
Variable rate long-term debt(b)	$9,587	$—	$—	$39,000	$—	$—	$48,587
Weighted average interest rates	3.3%	—	—	3.6%	—	—	3.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Consists of a $9.6 million non-recourse construction loan and $39 million of borrowings outstanding under the terms of our $100 million revolving credit agreement, as amended in January of 2007.

As calculated based upon our variable rate debt outstanding as of December 31, 2008 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our net income by approximately $83,000.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP, independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 12, 2009

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

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

10.2 Agreement dated December 4, 2008, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.6 Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7* Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.8 Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.9 Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.10 Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.11 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.12* Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.13* Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

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

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2009

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 12, 2009

/s/ MYLES H. TANENBAUM Myles H. Tanenbaum	Trustee	March 12, 2009

/s/ MILES L. BERGER Miles L. Berger	Trustee	March 12, 2009

/s/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 12, 2009

/s/ MARC D. MILLER Marc D. Miller	Trustee	March 12, 2009

/s/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 12, 2009

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS:
Real Estate Investments:
Buildings and improvements	$191,761	$178,655
Accumulated depreciation	(66,255)	(60,627)

	125,506	118,028
Land	19,348	18,258
Construction in progress	9,795	7,511

Net Real Estate Investments	154,649	143,797

Investments in and advances to limited liability companies (“LLCs”)	56,462	52,030

Other Assets:
Cash and cash equivalents	618	1,131
Base and bonus rent receivable from UHS	1,982	960
Rent receivable—other	945	746
Deferred charges, notes receivable and intangible and other assets, net	6,400	1,085

Total Assets	$221,056	$199,749

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Line of credit borrowings	$39,000	$16,800
Mortgage notes payable, non-recourse to us	6,892	3,717
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	25,800	16,100
Accrued interest	190	125
Accrued expenses and other liabilities	3,196	1,874
Tenant reserves, escrows, deposits and prepaid rents	883	741

Total Liabilities	75,961	39,357

Minority interests	167	87

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2008—11,865,919; 2007—11,841,938	119	118
Capital in excess of par value	189,347	188,638
Cumulative net income	338,718	327,065
Cumulative dividends	(383,256)	(355,516)

Total Shareholders’ Equity	144,928	160,305

Total Liabilities and Shareholders’ Equity	$221,056	$199,749

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues (Note 1):
Base rental—UHS facilities	$12,828	$12,244	$12,448
Base rental—Non-related parties	9,936	9,352	11,313
Bonus rental—UHS facilities	3,943	3,958	4,317
Tenant reimbursements and other—Non-related parties	2,352	2,293	3,336
Tenant reimbursements and other—UHS facilities	125	113	300

	29,184	27,960	31,714

Expenses:
Depreciation and amortization	5,904	5,209	5,436
Advisory fees to UHS (Note 2)	1,567	1,425	1,424
Other operating expenses	5,146	4,482	6,149
Provision for asset impairment	4,575	—	—

	17,192	11,116	13,009

Income before equity in income of unconsolidated limited liability companies (“LLCs”), property replacement recovered from UHS (Chalmette) and interest expense	11,992	16,844	18,705
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $264 during 2007 and a previously deferred gain of $1,860 on our sale of our interest in an unconsolidated LLC during 2006)	2,052	2,821	4,241
Replacement property recovered from UHS—Chalmette	—	1,748	13,958
Interest expense, net	(2,391)	(1,749)	(2,476)

Income from continuing operations	11,653	19,664	34,428
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	—	2,527	269

Net income	$11,653	$22,191	$34,697

Basic earnings per share:
From continuing operations	$0.98	$1.66	$2.92
From discontinued operations	—	0.21	0.02

Total basic earnings per share	$0.98	$1.87	$2.94

Diluted earnings per share:
From continuing operations	$0.98	$1.66	$2.90
From discontinued operations	—	0.21	0.02

Total diluted earnings per share	$0.98	$1.87	$2.92

Weighted average number of shares outstanding—Basic	11,851	11,818	11,784
Weighted average number of share equivalents	31	57	82

Weighted average number of shares and equivalents outstanding—Diluted	11,882	11,875	11,866

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive (loss)/income	Total
	Number of Shares	Amount
January 1, 2006	11,778	$118	$186,943	$270,177	($301,688)	($100)	$155,450
Issuance of shares of beneficial interest	14	—	499	—	—	—	499
Dividends ($2.26/share)	—	—	—	—	(26,631)	—	(26,631)
Stock-based compensation expense	—	—	82	—	—	—	82
Comprehensive income:
Net income	—	—	—	34,697	—	—	34,697
Adjustment for settlement amounts reclassified into income	—	—	—	—	—	62	62
Unrealized derivative gains on cash flow hedges	—	—	—	—	—	38	38

Total—comprehensive income	—	—	—	34,697	—	100	34,797

January 1, 2007	11,792	118	187,524	304,874	(328,319)	—	164,197
Shares of Beneficial Interest:
Issued	57	—	1,213	—	—	—	1,213
Repurchased	(7)	—	(236)	—	—	—	(236)
Dividends ($2.30/share)	—	—	—	—	(27,197)	—	(27,197)
Stock-based compensation expense	—	—	137	—	—	—	137
Comprehensive income:
Net income	—	—	—	22,191	—	—	22,191

Total—comprehensive income	—	—	—	22,191	—	—	22,191

January 1, 2008	11,842	118	188,638	327,065	(355,516)	—	160,305
Shares of Beneficial Interest:
Issued	24	1	528	—	—	—	529
Restricted share-based compensation expense			44				44
Dividends ($2.34/share)	—	—	—	—	(27,740)	—	(27,740)
Stock-based compensation expense	—	—	137	—	—	—	137
Comprehensive income:
Net income	—	—	—	11,653	—	—	11,653

Total—comprehensive income	—	—	—	11,653	—	—	11,653

December 31, 2008	11,866	$119	$189,347	$338,718	($383,256)	$—	$144,928

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$11,653	$22,191	$34,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,904	5,209	5,560
Provision for asset impairment	4,575	—	—
Gain on sale of property	—	(2,270)	—
Gain on sale of property by limited liability company (“LLC”)	—	(264)	—
Gain on sale of our interest in a LLC	—	—	(1,860)
Replacement property recovered from UHS—Chalmette	—	(1,748)	(13,958)
Changes in assets and liabilities:
Rent receivable	(1,221)	133	6
Accrued expenses and other liabilities	393	(779)	386
Tenant reserves, escrows, deposits and prepaid rents	142	146	134
Accrued interest	65	41	(196)
Other, net	331	116	(67)

Net cash provided by operating activities	21,842	22,775	24,702

Cash flows from investing activities:
Investments in LLCs	(7,187)	(8,231)	(5,332)
Repayments of advances made to LLCs	232	10,003	1,949
Advances made to LLCs	(3,140)	(16,693)	(7,573)
Cash distributions in excess of income from LLCs	3,127	2,101	1,399
Proceeds received from sale of our interest in a LLC	—	—	3,102
Cash distributions from sales of properties by LLCs	—	1,108	—
Cash distributions of refinancing proceeds from LLCs	2,542	7,279	5,704
Cash received from sale of property	—	7,280	—
Other cash activities of LLCs	—	51	(359)
Advances made to third-party partners	(3,960)	—	—
Acquisition of real property	(4,714)	—	—
Additions to real estate investments	(13,823)	(7,234)	(1,294)

Net cash used in investing activities	(26,923)	(4,336)	(2,404)

Cash flows from financing activities:
Net borrowings on line of credit	22,200	3,200	3,600
Net borrowings from third-party partner	68	—	—
Financing costs paid	—	(527)	—
Repayments of mortgage notes payable of consolidated LLCs	(218)	(201)	(454)
Net borrowings from loans payable of consolidated LLCs	9,918	5,774	—
Repayments of mortgage notes payable	(189)	(132)	(123)
Dividends paid	(27,740)	(27,197)	(26,631)
Repurchase of shares of beneficial interest	—	(236)	—
Issuance of shares of beneficial interest	529	1,213	499
Dividend reinvestment receivable	—	—	(108)

Net cash provided by (used in) financing activities	4,568	(18,106)	(23,217)

(Decrease) increase in cash and cash equivalents	(513)	333	(919)
Cash and cash equivalents, beginning of year	1,131	798	1,717

Cash and cash equivalents, end of year	$618	$1,131	$798

Supplemental disclosures of cash flow information:
Interest paid	$2,531	$1,795	$2,661

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$3,364	$—	$—
Replacement property recovered from UHS—Chalmette	$—	$1,748	$13,958
Increase (decrease) in net property due to recording of LLCs on consolidated/unconsolidated basis	$—	$1,674	($25,571)
Increase (decrease) in debt due to recording of LLCs on consolidated/unconsolidated basis	$—	$1,725	($12,234)

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2008, we have forty-nine real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-eight medical office buildings (including three being constructed), and;

•	four pre-school and childcare centers.

Since we have significant investments in seven hospital facilities, which comprised 65% of net revenues in 2008 and 2007 and 58% of net revenues in 2006, we are subject to certain industry risk factors which directly impact the operating results of our lessees. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. In addition, the healthcare industry has been characterized in recent years by increased competition and consolidation. Four of our seven hospital facilities and all or a portion of nine medical office buildings (plus two under construction as of December 31, 2008) are leased to subsidiaries of Universal Health Services, Inc. (“UHS”) at December 31, 2008.

A continuation or worsening of economic conditions may result in a continued increase in the unemployment rate which will likely increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes which could result in decreased occupancy rates at our medical office buildings. Additionally, a reduction in the revenues earned by the operators of our hospital facilities may occur, which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. These general economic and employment conditions in the United States could materially affect the business and future results of operations of the operators of our facilities which could, in turn, materially reduce our revenues and net income.

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

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, local market conditions and other factors.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Assessment of the recoverability by us of certain lease related costs must be made when we have reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease is scheduled to occur in June, 2010; (ii) the current and projected occupancy of the buildings, and; (iii) the anticipated unfavorable impact on the region and the properties resulting from the loss of the school district’s accreditation during 2008. Given the local market conditions, we believe it is probable that the master lease (which has been in effect since 2000 on one of these properties) will not be renewed upon its expiration in June, 2010. In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. During each of 2008, 2007 and 2006, our revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of this master lease. The combined fair value of these properties was determined based upon the present value of their expected future cash flows.

Intangible Assets

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

As a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that was completed and opened during the third quarter of 2008, this LLC is considered to be a variable interest entity and is therefore included in our consolidated financial statements on a consolidated basis since we are the primary beneficiary. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that was under construction, as of December 31, 2008, this LLC is also included in our consolidated financial statements on a consolidated basis. Therefore, as of December 31, 2008, our consolidated balance sheet includes the assets, liabilities and third-party debt (that is non-recourse to us) incurred by the LLC in connection with this newly constructed building which was completed and opened during the first quarter of 2009.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $180 million and $118 million, respectively, at December 31, 2008 and $161 million and $103 million, respectively, at December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” and related interpretations and began expensing the grant-date fair value of stock options. SFAS No. 123R generally requires companies to recognize the grant-date fair value of stock options and other equity-based compensation. SFAS 123R generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. We use the Black-Scholes model as our option pricing model for applying SFAS 123R.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

Fair Value of Financial Instruments

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based upon the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 discusses valuation techniques such as the market approach, the income approach and the cost approach. In instances when it is necessary to establish the fair value of our real estate investments and investments in LLCs we use unobservable inputs which are typically based on our own assumptions, as there is little, if any, related market activity (please see Note 1 to the Consolidated Financial Statements for further discussion of SFAS No. 157). The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

Recent Accounting Pronouncements

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities:    In December, 2008, FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP amends the disclosure requirements of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, the FSP amends the disclosure requirements of FASB No. 46 (revised December, 2003), Consolidation of Variable Interest Entities. FSP 142-3 is effective for fiscal years ending after December 15, 2008. We do not currently expect the adoption of FSP FAS 140-4 and FIN 46(R)-8 to have a material impact on our consolidated financial statements.

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

Business Combinations:    In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS 141R will have a material impact on our future results of operations or financial position.

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

Fair Value Measurement:    On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

SFAS No. 157 discusses valuation techniques, such as the market approach, the income approach and the cost approach. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Level 3: Unobservable inputs for the asset or liability, which are typically based on a reporting entity’s own assumptions, as there is little, if any, related market activity.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 53% of our total revenue for the five years ended December 31, 2008 (approximately 55%, 57% and 51% for the years ended December 31, 2008, 2007 and 2006, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 24% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2008 (approximately 21%, 24%, and 24% for the years ended December 31, 2008, 2007 and 2006, respectively). In addition, nine MOBs (plus two additional MOBs currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $7.4 million in equity and debt financing, of which $2.5 million has been funded as of December 31, 2008, in exchange for a 95% non-controlling equity interest in a LLC that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of December 31, 2008, the master lease threshold of 75% has not been met. The LLC has a third-party term loan commitment of $8.5 million, which is non-recourse to us, of which $7.7 million has been borrowed as of December 31, 2008. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of December 31, 2008 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $143,000 has been funded as of December 31, 2008, in exchange for a 95% non-controlling equity interest in a LLC that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and Summerlin Hospital. Based upon the executed leases and letter of intent commitments in place as of December 31, 2008, the master lease threshold has not been met. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $9.6 million has been borrowed as of December 31, 2008. This building was completed and opened during the first quarter of 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of December 31, 2008 since we are the primary beneficiary.

We have committed to invest up to $4.8 million in equity and debt financing, of which $2.3 million has been funded as of December 31, 2008, in exchange for a 95% non-controlling interest in a LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008.

We are committed to invest up to $4.7 million in debt or equity, none of which has been funded as of December 31, 2008, in exchange for a 95% non-controlling equity interest in a LLC that will construct, own and operate the Auburn Medical Office Building II, located in Auburn, Washington on the campus of a UHS hospital. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009.

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

The total cost of the Capital Addition at Inland Valley amounted to $11.7 million, which exceeded the $11.0 million threshold included in the Agreement. Pursuant to the terms of the Agreement, the $760,000 of cost in excess of the $11.0 million threshold has been paid to UHS in cash and the rent on this hospital has been adjusted accordingly.

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

UHS Legal Proceedings:    UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. UHS has advised us that since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS had been advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Representatives of UHS have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. UHS’s legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. UHS understands that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS is cooperating with the investigations and responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter. There is no assurance that UHS will be able to reach a settlement, and, should a settlement be reached, UHS is unable, at this time, to determine the ultimate settlement amount. If UHS is ultimately unable to reach a settlement, UHS is unable, at this time, to determine the extent of the total financial and/or other exposure to them in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million for each of the years ended December 31, 2008 and 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed at its current lease rate upon the scheduled expiration of the existing lease term in December, 2011.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Under the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement has been renewed for 2009. All transactions between us and UHS must be approved by the Independent Trustees.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $1.6 million for 2008 and $1.4 million for each of 2007 and 2006. No incentive fees were paid during 2008, 2007 or 2006.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2008 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership:    As of December 31, 2008, UHS owned 6.6% of our outstanding shares of beneficial interest.

(3)	ACQUISITIONS AND DISPOSITIONS

2008:

Acquisitions:

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in a LLC that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these medical office buildings are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS.

In February, 2008, we purchased Kindred Hospital-Corpus Christi, an unaffiliated long-term sub-acute care hospital located in Corpus Christi, Texas for a total purchase price of $8.1 million. We paid $4.7 million in cash and assumed $3.4 million of third-party mortgage debt that is non-recourse to us. The lease payments on this facility are unconditionally guaranteed by Kindred Healthcare, Inc. until its scheduled expiration in June, 2019. The proforma effect of this acquisition did not have a material impact on our results of operations. The purchase price of this property was allocated to net tangible property assets ($6.6 million) and identified intangible assets ($1.5 million) acquired based on their respective fair value at acquisition. Intangible assets include the value of the in-place lease at the time of acquisition.

There were no dispositions during 2008.

2007:

There were no acquisitions during 2007.

Dispositions:

We received $8.4 million in connection with the following divestitures:

•

During the first quarter of 2007, we received $7.3 million for the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for 2007 and

2006. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” during 2007, and;

•

During the second quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain which is included in “Equity in income of unconsolidated LLCs” during 2007.

2006:

There were no acquisitions or dispositions during 2006.

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

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2009	$24,463
2010	22,631
2011	20,404
2012	7,214
2013	5,719
Thereafter	8,617

Total minimum base rents	$89,048

Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)	DEBT

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2008, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At December 31, 2008, we had $39.0 million of outstanding borrowings and $23.0 million of letters of credit outstanding against the Agreement. We had $38.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2008. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering. The average amounts outstanding under our revolving credit agreement were $27.0 million in 2008, $11.3 million in 2007 and $11.9 million in 2006 with corresponding effective interest rates, including commitment fees and interest rate swap expense, of 3.9% in 2008, 7.1% in 2007 and 7.9% in 2006. The carrying value of the amounts borrowed approximates fair market value.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at year end 2008.

We have three mortgages, one term loan and one construction loan, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2008, with a combined outstanding balance of $32.7 million. The following table summarizes our outstanding mortgages and construction loan at December 31, 2008 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan	$3,574	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan	8,469	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,318	6.5%	2019
Palmdale Medical Plaza term loan(a)	7,744	5.0%	2009
Summerlin Hospital MOB III construction loan(b)	9,587	2.4%	2009

Total	$32,692

(a)	This term loan is scheduled to mature on July 31, 2009 at variable interest rates based upon LIBOR plus 2.6% or the prime rate. This loan can be extended, at our option, for one year to July 31, 2010 at interest rates as provided for in the current loan agreement.
(b)	This construction loan is scheduled to mature on December 31, 2009 at variable interest rates based upon LIBOR plus 1.8%. This loan can be extended, at our option, for one year to December 31, 2010 at interest rates as provided for in the current loan agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. These mortgages and other loans have a combined fair value of approximately $32.6 million as of December 31, 2008. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2008, our aggregate consolidated scheduled debt repayments (including mortgages, term loan and construction loan) are as follows (amounts in thousands):

2009	$17,782
2010	11,713
2011	67
2012(a.)	39,071
2013	76
Later	2,983

Total	$71,692

(a.)	Consists of borrowings outstanding under the terms of our new $100 million revolving credit agreement entered into in January, 2007.

(6)	DIVIDENDS

Dividends of $2.34 per share were declared and paid in 2008, of which $1.605 per share was ordinary income and $.735 per share was a return of capital distribution. Dividends of $2.30 per share were declared and paid in 2007, of which $1.646 per share was ordinary income, $0.2446 per share was a capital gain distribution and $0.4094 per share was a return of capital distribution. Dividends of $2.260 per share were declared and paid in 2006, of which $1.831 per share was ordinary income, $0.160 per share was a capital gain distribution and $0.269 per share was a return of capital distribution.

(7)	INCENTIVE PLANS

As discussed in Note 1, effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” and related interpretations and began expensing the grant-date fair value of stock options. SFAS No. 123R generally requires companies to recognize the grant-date fair value of stock options and other equity-based compensation. SFAS 123R generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan. During 2008, there were 6,325 restricted Shares of Beneficial Interest issued to Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $35.10 per share ($222,000 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. During 2008, total compensation costs of approximately $44,000 was recognized in connection with these restricted stock grants and the remaining expense associated with these awards (estimated at $179,000 at December 31, 2008) will be recorded over the remaining weighted average vesting period of 1.6 years.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $76,000 in 2008, $112,000 in 2007 and $195,000 in 2006. As of December 31, 2008, there were 56,500 options exercisable under The Plan with an average exercise price of $24.82 per share.

Compensation costs of $137,000 during each of the years ended December 31, 2008 and 2007 and $82,000 during the year ended December 31, 2006, was recognized related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2008, there was approximately $221,000 of unrecognized compensation costs related to unvested options and DERs which is expected to be recognized over the remaining weighted average remaining vesting period of 2.0 years.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. As of December 31, 2008, dividend equivalent rights with respect to 78,000 shares were outstanding. In January, 2009, $755,563 of dividend equivalents rights, which were accrued as of December 31, 2008 with respect to previously vested options, were paid to officers and Trustees of the Trust.

Compensation cost related to stock options is recognized using the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,	2008		2007	2006
Volatility		(b)	18%	17%
Interest rate		(b)	4%	4%
Expected life (years)		(b)	9.5	9.2
Forfeiture rate		(b)	2%	2%
Dividend yield(a)		(b)	0%	0%

(a)	Fair value calculated at 0% expected dividend yield to provide for effect of DERs.
(b)	Not applicable since the stock option plan expired during 2007.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2006	109,000	$21.45	$34.90/$14.75

Balance, January 1, 2007	109,000	$21.45	$34.90/$14.75
Granted	24,000	$36.53	$36.53/$36.53
Exercised	(50,000)	$18.625	$18.625/$18.625

Balance, January 1, 2008	83,000	$27.51	$36.53/$14.75
Exercised	(5,000)	$20.5313	$21.4375/$19.625

Balance, December 31, 2008	78,000	$27.96	$36.53/$14.75

The total in-the-money value of all stock options exercised during the years ended December 31, 2008 and December 31, 2007 was $66,000 and $836,000, respectively. There were no options granted, exercised or cancelled during 2006.

The following table provides information about unvested options as of December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2008	32,000	$14.38
Granted	—	$—
Vested	(10,500)	$14.07
Cancelled	—	$—

Unvested options as of December 31, 2008	21,500	$14.53

The following table provides information about options outstanding and exercisable options at December 31, 2008:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	78,000	56,500	21,126
Weighted average exercise price	$27.96	$24.82	$36.21
Aggregate intrinsic value	$503,600	$502,888	$—
Weighted average remaining contractual life	5.0	3.9	7.4

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at December 31, 2008 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$14.75 -$14.75	24,000	$14.75	1.2	24,000	$14.75	N/A	N/A
$26.09 -$27.65	9,000	26.85	3.9	9,000	26.85	N/A	N/A
$29.44 -$30.06	4,000	29.60	5.2	3,750	29.56	246	30.06
$34.07 -$34.90	17,000	34.70	6.5	13,750	34.66	3,193	34.90
$36.53 -$36.53	24,000	36.53	8.2	6,000	36.53	17,687	36.53

Total	78,000	$27.96	5.0	56,500	$24.82	21,126	$36.21

(a)	Assumes a weighted average forfeiture rate of 1.7%

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

Since January 1, 1995 through December 31, 2008, we have invested $79.5 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2008, short-term unsecured advances aggregated $17.4 million due from six LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in LLCs was $56.5 million and $52.0 million (excluding consolidated investments) as reflected on our consolidated balance sheets as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had investments or commitments to invest in twenty-nine LLCs, twenty-six of which are accounted for by the equity method and three that are consolidated into the results of operations. The following tables represent summarized financial and other information related to the twenty-six LLCs which were accounted for under the equity method as of December 31, 2008:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(i.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties(c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)(e.)	95%	Spring Valley Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)(f.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Drive(b.)(g.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)(g.)	99%	Desert Springs Medical Plaza
Deerval Properties II(h.)(i.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)(j.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)(k.)	95%	Auburn Medical Office Building II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.
(c.)	We have committed to invest a total of $6.3 million in equity, of which $5.2 million has been funded as of December 31, 2008. As of December 31, 2008, the LLC has an outstanding mortgage loan balance of $27.3 million from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $5.2 million in equity and debt financing, of which $3.1 million in equity and $1.6 million in debt financing has been funded as of December 31, 2008. The LLC has a $5.9 million loan from a third party, which is non-recourse to us. This medical office building opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.0 million in equity and debt financing, of which $10.8 million has been funded as of December 31, 2008. This building was completed and opened during the second quarter of 2007.
(f.)	We have committed to invest up to $5.4 million in equity and debt financing, $1.7 million of which has been funded as of December 31, 2008. The LLC has a $15.7 million construction loan commitment from a third- party, which is non-recourse to us, of which $15.4 million has been borrowed as of December 31, 2008. This building was completed and opened during the fourth quarter of 2007.
(g.)	We began recording these LLCs on an unconsolidated basis during the fourth quarter of 2006.

(h.)	We have committed to invest up to $5.0 million in equity and debt financing, of which $1.3 million has been funded as of December 31, 2008, in exchange for a 95% non-controlling interest in a LLC that will construct, own and operate the Deer Valley Medical Office Building III in Phoenix, Arizona. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us, of which $6.6 million has been borrowed as of December 31, 2008. This project is scheduled to be completed and opened during the first quarter of 2009.
(i.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II. We have committed to invest a total of up to $2.0 million in equity in this LLC, of which $1.3 million has been funded as of December 31, 2008. This LLC has a $5.7 million third party financing commitment, of which $4.7 million has been borrowed as of December 31, 2008.
(j.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $2.3 million has been funded as of December 31, 2008. These MOBs, which are on the campus of a UHS hospital, were acquired by the LLC during the third quarter of 2008.
(k.)	We have committed to invest up to $4.7 million in debt or equity, none of which has been funded as of December 31, 2008, in exchange for a 95% non-controlling equity interest in a LLC that will construct, own and operate the Auburn Medical Office Building II, located in Auburn, Washington on the campus of a UHS hospital. This building, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Revenues	$46,612	$40,040	$34,524
Operating expenses	21,444	17,987	14,853
Depreciation and amortization	8,843	7,189	5,603
Interest, net	14,904	12,100	10,631

Net income before gain	1,421	2,764	3,437
Gains on sales	—	339	—

Net income	$1,421	$3,103	$3,437

Our share of net income before gains on divestitures(a.)	$2,052	$2,557	$2,381
Our share of gains on divestitures(b.)	—	264	1,860

Our share of net income	$2,052	$2,821	$4,241

(a.)	Our share of net income during 2008, 2007 and 2006, includes interest income earned by us on various advances made to LLCs of approximately $1.4 million, $700,000 and $155,000, respectively.
(b.)	During the first quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain during 2007.

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

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2008	2007
	(amounts in thousands)
Net property, including CIP	$268,588	$247,514
Other assets	23,143	22,859

Total assets	$291,731	$270,373

Liabilities	$11,418	$10,707
Mortgage notes payable, non-recourse to us	230,481	214,912
Notes payable to us	17,350	14,035
Equity	32,482	30,719

Total liabilities and equity	$291,731	$270,373

Our share of equity and notes receivable from LLCs	$56,462	$52,030

As of December 31, 2008, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2009	$10,662
2010	63,102
2011	11,816
2012	21,053
2013	10,251
Later	113,597

Total	$230,481

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $9.7 million, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,979	$7,237	$7,426	$7,542	$29,184

Net income/(loss)	$4,158	$4,159	$4,206	$(870)	$11,653

Total basic earnings/(loss) per share	$0.35	$0.35	$0.35	$(0.07)	$0.98

Total diluted earnings/(loss) per share	$0.35	$0.35	$0.35	$(0.07)	$0.98

During the fourth quarter of 2008, we recorded a $4.6 million provision for asset impairment in connection with a medical office building complex located in Georgia.

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

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2008

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period				Accumulated Depreciation as of Dec. 31, 2008		Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	$2,050	$10,701	$14,596	$2,050	$25,297	—	$27,347	$6,911		2007	1986	43 Years

McAllen Medical Center McAllen, Texas	4,720	31,442	10,188	6,281	40,069	—	46,350	18,714		1994	1986	42 Years

Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	17,370	1,663	31,549	—	33,212	9,804	(a.)	2006	1986	42 Years

The Bridgeway North Little Rock, Arkansas	150	5,395	4,571	150	9,966	—	10,116	4,029		2006	1986	35 Years

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062	500	8,007	—	8,507	3,850		1993	1989	40 Years

Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837	158	8,241	—	8,399	7,007		1993	1986	25 Years

Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494	54	2,020	—	2,074	616		1991	1995	45 Years

Kelsey-Seybold Clinic at King’s Crossing	439	1,618	256	439	1,874	—	2,313	566		1995	1995	45 Years

Professional Center at King’s Crossing Kingwood, Texas	439	1,837	142	439	1,979	—	2,418	574		1995	1995	45 Years

Chesterbrook Academy Audubon, Pennsylvania	307	996	—	307	996	—	1,303	280		1996	1996	45 Years

Chesterbrook Academy New Britain, Pennsylvania	250	744	—	250	744	—	994	210		1991	1996	45 Years

Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—	180	815	—	995	229		1992	1996	45 Years

Chesterbrook Academy Newtown, Pennsylvania	195	749	—	195	749	—	944	211		1992	1996	45 Years

The Southern Crescent Center I(c.)	1,130	5,092	(3,095)	1,130	1,997	—	3,127	1,512		1994	1996	45 Years

The Southern Crescent Center II(c.) Riverdale, Georgia	—	—	3,798	806	2,992	—	3,798	1,076		2000	1998	35 Years

The Cypresswood Professional Center Spring, Texas	573	3,842	355	573	4,197	—	4,770	1,313		1997	1997	35 Years

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—	—	1,579	—	1,579	584		1999	1999	25 Years

Sheffield Medical Building Atlanta, Georgia	1,760	9,766	1,700	1,760	11,466	—	13,226	4,135		1999	1999	25 Years

Medical Center of Western Connecticut—Bldg. 73(a.) Danbury, Connecticut	1,151	5,176	356	1,151	5,532	—	6,683	1,633		2000	2000	30 Years

Summerlin Hospital MOB II(b.) Las Vegas, Nevada	158	13,073	1,697	158	14,770	—	14,928	2,714		2000	2000	40 Years

Palmdale Medical Plaza(d.) Palmdale, California	—	11,414	—	—	11,414	—	11,414	146		2007	2007	39 Years

Kindred Hospital-Corpus Christi(e.) Corpus Christi, Texas	1,104	5,508	—	1,104	5,508	—	6,612	141		2008	2008	35 Years

Summerlin Hospital MOB III(f.) Las Vegas, Nevada	—	—	—	—	—	9,795	9,795	—		2008	2008	n/a

TOTALS	$16,508	$139,274	$55,327	$19,348	$191,761	$9,795	$220,904	$66,255

(a.)	At December 31, 2008 this property had an outstanding mortgage balance of $3.6 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the real estate assets of Medical Center of Western Connecticut.

(b.)	At December 31, 2008 this property had an outstanding mortgage balance of $8.5 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010. The mortgage is non-recourse to us and is secured by the real estate assets of Summerlin Hospital MOB II.
(c.)	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
(d.)	At December 31, 2008 this property had an outstanding term loan balance of $7.7 million which carried a 5.0% interest rate and is scheduled to mature on July 31, 2009. This loan can be extended, at our option, for one year to July 31, 2010.
(e.)	At December 31, 2008 this property had an outstanding mortgage balance of $3.3 million. The mortgage carries a 6.5% interest rate and is scheduled to mature in 2019. The mortgage is non-recourse to us and is secured by the Kindred Hospital-Corpus Christi.
(f.)	At December 31, 2008 this property had an outstanding construction loan balance of $9.6 million which carries a variable interest rate (2.4% as of December 31, 2008) and is scheduled to mature on December 31, 2009. This loan can be extended, at our option, for one year to December 31, 2010.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2008

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1,	$204,424	$200,298	$210,594
Initial consolidation of variable interest entities	—	2,017	—
Impact of deconsolidating two LLCs	—	—	(31,804)
Property additions	14,684	6,163	1,294
Acquisitions	6,607	—	—
Provision for asset impairment	(4,575)	—	—
Replacement property from UHS	—	2,508	22,214
Divestitures/disposals	(236)	(6,562)	(2,000)

Balance at December 31,	$220,904	$204,424	$200,298

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1,	$60,627	$56,935	$57,729
Impact of deconsolidating two LLCs	—	—	(6,232)
Sale of real property	—	(1,438)	—
Other	(86)	(37)	—
Current year depreciation expense	5,714	5,167	5,438

Balance at December 31,	$66,255	$60,627	$56,935

Exhibit Index

Exhibit No.	Exhibit

3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.2	Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.3	Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

10.1	Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2	Agreement dated December 4, 2008, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3	Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4	Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.5	Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6	Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7*	Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.8	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.9	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.10	Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

Exhibit No.	Exhibit

10.11	Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.12*	Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.13*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.