Form 10-Q
period 2009-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2009-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at April 30, 2009 – 11,868,258

UNIVERSAL HEALTH REALTY INCOME TRUST

PART I. FINANCIAL INFORMATION

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2009 and 2008

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Base rental - UHS facilities	$3,460	$3,062
Base rental - Non-related parties	2,576	2,397
Bonus rental - UHS facilities	1,095	1,008
Tenant reimbursements and other - Non-related parties	714	488
Tenant reimbursements and other - UHS facilities	35	24

	7,880	6,979

Expenses:
Depreciation and amortization	1,538	1,406
Advisory fees to UHS	390	367
Other operating expenses	1,506	1,135

	3,434	2,908

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	4,446	4,071
Equity in income of unconsolidated LLCs	807	612
Interest expense, net	(607)	(525)

Net income	$4,646	$4,158

Basic earnings per share	$0.39	$0.35

Diluted earnings per share	$0.39	$0.35

Weighted average number of shares outstanding - Basic	11,860	11,843
Weighted average number of share equivalents	12	38

Weighted average number of shares and equivalents outstanding - Diluted	11,872	11,881

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
Assets:

Real Estate Investments:
Buildings and improvements	$203,719	$191,761
Accumulated depreciation	(67,736)	(66,255)

	135,983	125,506
Land	19,348	19,348
Construction in progress	—	9,795

Net Real Estate Investments	155,331	154,649

Investments in and advances to limited liability companies (“LLCs”)	63,388	56,462

Other Assets:
Cash and cash equivalents	1,530	618
Base and bonus rent receivable from UHS	2,104	1,982
Rent receivable - other	867	945
Deferred charges, notes receivable and intangible and other assets, net	6,318	6,400

Total Assets	$229,538	$221,056

Liabilities:

Line of credit borrowings	$48,700	$39,000
Mortgage notes payable, non-recourse to us	6,838	6,892
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	27,951	25,800
Accrued interest	124	190
Accrued expenses and other liabilities	2,306	3,196
Tenant reserves, escrows, deposits and prepaid rents	948	883

Total Liabilities	86,867	75,961

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2009 - 11,868,159; 2008 -11,865,919	119	119
Capital in excess of par value	189,254	189,347
Cumulative net income	343,364	338,718
Cumulative dividends	(390,257)	(383,256)

Total Universal Health Realty Income Trust Shareholders’ Equity	142,480	144,928
Third-party equity interests	191	167

Total Equity	142,671	145,095

Total Liabilities and Equity	$229,538	$221,056

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,646	$4,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,538	1,406
Changes in assets and liabilities:
Rent receivable	(44)	162
Accrued expenses and other liabilities	(476)	27
Tenant reserves, escrows, deposits and prepaid rents	65	(25)
Accrued interest	(66)	(19)
Other, net	105	163

Net cash provided by operating activities	5,768	5,872

Cash flows from investing activities:
Investments in LLCs	(5,831)	(1,671)
Repayments of advances made to LLCs	15	13
Advances made to LLCs	(1,613)	(1,600)
Cash distributions in excess of income from LLCs	506	652
Cash distributions of refinancing proceeds from LLCs	—	1,220
Advances made to third-party partners	—	(2,000)
Acquisition of real property	—	(4,802)
Additions to real estate investments	(2,577)	(1,018)

Net cash used in investing activities	(9,500)	(9,206)

Cash flows from financing activities:
Net borrowings on line of credit	9,700	9,000
Net borrowings from third-party partner	—	282
Net borrowings from mortgage, construction and other loans payable of consolidated LLCs	2,151	751
Repayments of mortgage notes payable	(54)	(35)
Dividends paid	(7,001)	(6,870)
Dividend equivalent rights paid	(213)	—
Issuance of shares of beneficial interest	61	164

Net cash provided by financing activities	4,644	3,292

Increase (decrease) in cash and cash equivalents	912	(42)
Cash and cash equivalents, beginning of period	618	1,131

Cash and cash equivalents, end of period	$1,530	$1,089

Supplemental disclosures of cash flow information:
Interest paid	$649	$533

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended March 31, 2009. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 and as outlined in Item 1A-Risk Factors as disclosed in our Report on Form 10-K for the year ended December 31, 2008. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The deterioration in general economic conditions has not yet had a material unfavorable impact on our results of operations. However, our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The ongoing tightening in the credit markets and the instability in the banking and financial institutions has not had a material impact on us. However, there can be no assurance that continued deterioration in credit market conditions will not have a material unfavorable impact on our ability to finance our future growth through borrowed funds.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2009, we had investments or commitments in twenty-nine LLCs, twenty-six of which are accounted for by the equity method and three that are currently consolidated in our financial statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 52% and 58% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for both of the three months ended March 31, 2009 and 2008. In addition, ten medical office buildings (“MOBs”) (plus one additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall asset exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional

Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), we agreed to amend the Master Lease to include a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value.

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

We are committed to invest up to a total of $7.4 million in equity and debt financing, of which $3.0 million has been funded as of March 31, 2009, in exchange for a 95% non-controlling equity interest in a LLC that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of March 31, 2009, the master lease threshold of 75% has not been met. The LLC has a third-party term loan commitment of $9.9 million, which is non-recourse to us, of which $8.4 million has been borrowed as of March 31, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of March 31, 2009 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $238,000 has been funded as of March 31, 2009, in exchange for a 95% non-controlling equity interest in a LLC that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of March 31, 2009, the master lease threshold has not been met. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $11.2 million has been borrowed as of March 31, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of March 31, 2009 since we are the primary beneficiary.

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

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and is responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and they reserved an additional $3 million during the first quarter of 2009. There is no assurance that a settlement can be reached, and, should a settlement be reached, UHS is unable, at this time, to determine the ultimate settlement amount. If UHS is ultimately unable to reach a settlement, UHS is unable, at this time, to determine the extent of the total financial and/or other exposure to them in connection with this matter.

UHS has advised us that it monitors all aspects of its business and that it has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including UHS’s. Although UHS believes its policies, procedures and practices comply with governmental regulations, from time to time UHS is subjected to inquiries or actions with respect to its facilities and there is no assurance that UHS will not face sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of its South Texas Health System affiliates. Even if UHS were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on UHS’s future operating results and on the future operating results of McAllen Medical Center. While the base rentals are guaranteed by UHS through the end of the existing lease term, should this matter adversely impact the future revenues and/or operating results of McAllen Medical Center, the future bonus rental earned by us on this facility may be materially, adversely impacted. Bonus rental revenue earned by us from McAllen Medical Center amounted to $1.7 million for each of the years ended December 31, 2008 and 2007 and $1.9 million during 2006. We can provide no assurance that this matter will not have a material adverse impact on the underlying value of McAllen Medical Center or on the future base rental earned on this facility should the existing lease not be renewed at its current lease rate upon the scheduled expiration of the existing lease term in December, 2011.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $390,000 and $367,000 for the three months ended March 31, 2009 and 2008, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although as of March 31, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2009, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 52% and 58% of our consolidated revenues for the three months ended March 31, 2009 and 2008, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.590 per share or $7.0 million in the aggregate was declared by the Board of Trustees on March 3, 2009 and was paid on March 31, 2009 to shareholders of record as of March 17, 2009.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2009:

There were no acquisitions or dispositions during the first three months of 2009.

Three Months Ended March 31, 2008:

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

There were no dispositions during the first quarter of 2008.

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

Pursuant to the provisions of FIN 46R (as defined below), Palmdale Medical Properties, in which we own a 95% non-controlling equity ownership interest, 653 Town Center Phase II, in which we own a 98% non-controlling equity ownership interest and Banburry Medical Properties, in which we own a 95% non-controlling equity ownership interest, are considered to be variable interest entities and are consolidated in our results of operations since we are the primary beneficiary. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

As of March 31, 2009, we had investments or commitments in twenty-nine LLCs, twenty-six of which are accounted for by the equity method and three, as mentioned above, that are consolidated. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (h.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(f.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Drive (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (g.)(h.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties (b.)(i.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)(j.)	95%	Auburn Medical Office Building II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.
(c.)	We have committed to invest a total of $6.3 million in equity, of which $5.2 million has been funded as of March 31, 2009. As of March 31, 2009, the LLC has a $27.2 million mortgage from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $5.2 million in equity and debt financing, of which $3.1 million in equity and $2.1 million in debt financing has been funded as of March 31, 2009. The LLC has a $5.4 million loan from a third party, which is non-recourse to us. This medical office building opened during the first quarter of 2006.
(e.)	We have committed to invest a total of up to $12.0 million in equity and debt financing, of which $11.1 million has been funded as of March 31, 2009. This building opened during the second quarter of 2007.
(f.)	We have committed to invest up to $5.4 million in equity and debt financing, $2.4 million of which has been funded as of March 31, 2009. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us, of which $15.3 million has been borrowed as of March 31, 2009. This building was completed and opened during the fourth quarter of 2007.
(g.)	We have committed to invest up to $5.0 million in equity and debt financing, of which $3.1 million has been funded as of March 31, 2009. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us, of which $9.7 million has been borrowed as of March 31, 2009. This project was completed and opened during the second quarter of 2009.
(h.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II. We have committed to invest a total of up to $2.0 million in equity in this LLC, of which $1.3 million has been funded as of March 31, 2009. This LLC has a $5.7 million third-party financing commitment, non-recourse to us, of which $4.9 million has been funded as of March 31, 2009.
(i.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $2.6 million has been funded as of March 31, 2009. These MOBs, which are on the campus of a UHS hospital, were acquired by the LLC during the third quarter of 2008.
(j.)	We have committed to invest up to $4.7 million in equity and debt financing, $2.4 million of which has been funded as of March 31, 2009. This building, which is on the campus of a UHS hospital and will have tenants that will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method:

	Three Months Ended March 31,
	2009	2008
Revenues	$11,963	$11,388
Operating expenses	5,262	5,235
Depreciation and amortization	2,431	2,251
Interest, net	3,537	3,500

Net income	$733	$402

Our share of net income (a.)	$807	$612

(a.)	Our share of net income for the three months ended March 31, 2009 and 2008, includes interest income earned by us on various advances made to LLCs of approximately $378,000 and $348,000, respectively.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	March 31, 2009	December 31, 2008
	(in thousands)
Net property, including CIP	$272,232	$268,588
Other assets	25,372	23,143

Total assets	$297,604	$291,731

Liabilities	$12,159	$11,418
Mortgage notes payable, non-recourse to us	232,153	230,481
Notes payable to us	19,051	17,350
Equity	34,241	32,482

Total liabilities and equity	$297,604	$291,731

Our share of equity and notes receivable from LLCs	$63,388	$56,462

As of March 31, 2009, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2009	$9,269
2010	66,168
2011	11,816
2012	21,053
2013	10,251
Later	113,596

Total	$232,153

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

(6) Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP, effective January 1, 2009, did not have a material impact on our results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The adoption of SFAS No. 160 did not have a material impact on our results of operations or financial position.

Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Interim Disclosures About Fair Value of Financial Instruments: In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2009, we have forty-nine real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-eight medical office buildings, including twenty-nine owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

the continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

•

a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS which may unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties;

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

Real Estate Investments: We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). Under SFAS No. 141R, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the useful lives of the buildings and capital improvements. The value of intangible assets is amortized as real estate amortization over the remaining lease term.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 98%, these three LLCs were considered to be variable interest entities and are therefore included in our consolidated financial statements on a consolidated basis since we are the primary beneficiary. One of these consolidated LLCs owns a medical office building which was completed and opened during the first quarter of 2009.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of March 31, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 52% and 58% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for both of the three months ended March 31, 2009 and 2008. In addition, ten medical office buildings (“MOBs”) (plus one additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarter ended March 31, 2009, net income was $4.6 million, or $0.39 per diluted share, as compared to $4.2 million, or $0.35 per diluted share, during the comparable prior year quarter. The increase in net income of $488,000, or $.04 per diluted share, during the first quarter of 2009, as compared to the comparable quarter of the prior year, was primarily attributable to:

•	a favorable change of approximately $200,000, or $0.02 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs;

•	a favorable change of approximately $100,000, or $.01 per diluted share, resulting from an increase in bonus rental from UHS facilities, and;

•	other combined net favorable changes of approximately $100,000, or $0.01 per diluted share.

Total revenue increased $900,000 to $7.9 million during the first quarter of 2009, as compared to $7.0 million during the first quarter of 2008. Approximately $400,000 of the increase was attributable to the revenues generated at Palmdale Medical Plaza and Summerlin Hospital Medical Office Building III which opened during the third quarter of 2008 and first quarter of 2009, respectively. Also contributing to the increase was an $87,000 increase in bonus rental revenue earned on the UHS hospital facilities and rental revenue increases at various other properties.

Depreciation and amortization expense increased $132,000 during the first quarter of 2009, over the comparable quarter of 2008, due primarily to the expense recorded in connection with the above-mentioned, recently opened MOBs.

Interest expense, net of interest income, increased $82,000 during the three months ended March 31, 2009, as compared to the comparable prior year period, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average borrowing rate. The increased borrowings were used primarily to fund the investments in LLCs, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.5 million and $1.1 million for the three month periods ended March 31, 2009 and 2008, respectively. The $371,000 increase in other operating expenses is primarily attributable to: (i) the opening of Palmdale Medical Plaza during the third quarter of 2008; (ii) the opening of Summerlin Hospital Medical Office Building III during the first quarter of 2009, and; (iii) an increase in general maintenance expenses at various MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During the three months ended March 31, 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $807,000 and $612,000, respectively. The $195,000 increase during the three month period of 2009, as compared to the comparable 2008 period, was primarily due to various favorable variances at several of our unconsolidated LLCs.

Funds from operations is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that funds from operations (“FFO”) and funds from operations per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$4,646	$4,158
Plus: Depreciation and amortization expense:
Consolidated investments	1,515	1,388
Unconsolidated affiliates	1,930	1,787

Funds from operations (FFO)	$8,091	$7,333

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $5.8 million and $5.9 million for the three month periods ended March 31, 2009 and 2008, respectively.

The $104,000 net decrease was attributable to:

•	a favorable change of $620,000 due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization);

•	an unfavorable change of $503,000 in accrued expenses and other liabilities;

•	an unfavorable change of $206,000 in rent receivable, primarily attributable to the increase in bonus rental revenue on UHS facilities, and;

•	$15,000 of other net unfavorable changes.

The $503,000 unfavorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend rights during the quarter ended March 31, 2009. In order to meet certain recent changes to tax law requirements, the current payment of dividend equivalents will be made in the years in which dividends are declared and paid, or, if later, when the related options become vested. Dividend equivalents that were accrued as of December 31, 2008, with respect to previously vested options, were paid in January, 2009.

Net cash used in investing activities

Net cash used in investing activities was $9.5 million during the three months ended March 31, 2009 as compared to $9.2 million during the three months ended March 31, 2008.

During the three month period ended March 31, 2009, we funded $5.8 million of equity investments, funded $1.6 million of advances to LLCs and we spent $2.6 million on capital additions consisting primarily of construction costs related to a new MOB in Las Vegas, Nevada, which opened during the first quarter of 2009. Also during the three month period ended March 31, 2009, we received $506,000 of cash distributions in excess of income from our unconsolidated LLCs.

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

During the first quarter of 2008, we advanced $2.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through March 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $4.6 million during the three months ended March 31, 2009 and $3.3 million during the three months ended March 31, 2008.

During the three month period ended March 31, 2009, we received: (i) $9.7 million of additional net borrowings on our revolving line of credit; (ii) $2.2 million of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs, and; (iii) $61,000 of cash from the issuance of shares of beneficial interest from our dividend reinvestment plan. Additionally, during the three months ended March 31, 2009, we paid: (i) $54,000 on mortgage notes payable that are non-recourse to us; (ii) $213,000 as partial settlement of accrued dividend rights, as discussed above, and; (iii) $7.0 million of dividends.

During the three month period ended March 31, 2008, we received: (i) $9.0 million of additional net debt borrowings on our revolving line of credit; (ii) $751,000 of net borrowings from mortgage, construction and other loans payable of consolidated LLCs that is non-recourse to us; (iii) $282,000 of net advances from our third-party partner, and; (iv) $164,000 of cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2008, we paid: (i) $6.9 million of dividends, and; (ii) $35,000 on mortgage notes payable that are non-recourse to us.

A dividend of $0.590 per share was paid on March 31, 2009 to shareholders of record as of March 17, 2009.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2009, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At March 31, 2009, we had $48.7 million of outstanding borrowings and $20.0 million of letters of credit outstanding against the Agreement. We had $31.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2009. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

We have three mortgages, one term loan and one construction loan, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2009, with a combined outstanding balance of $34.8 million. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages, term loan and construction loan at March 31, 2009 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan	$3,535	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan	8,412	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,303	6.5%	2019
Palmdale Medical Plaza term loan(a)	8,367	5.0%	2010
Summerlin Hospital MOB III construction loan(b)	11,172	2.4%	2009

Total	$34,789

(a)	This term loan was extended, at our option, and is scheduled to mature on July 31, 2010 at variable interest rates based upon LIBOR plus 2.6% or the prime rate.
(b)	This construction loan is scheduled to mature on December 31, 2009 at variable interest rates based upon LIBOR plus 1.8%. This loan can be extended, at our option, for one year to December 31, 2010 at interest rates as provided for in the current loan agreement.

Off Balance Sheet Arrangements

As of March 31, 2009, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2009 totaled $20.0 million consisting of construction commitments as follows: (i) $1.0 million related to Sierra Medical Properties; (ii) $500,000 related to Arlington Medical Properties; (iii) $4.0 million related to Centennial Hills Medical Properties; (iv) $3.0 million related to Palmdale Medical Properties; (v) $3.9 million related to Deerval Properties II and a related entity; (vi) $5.2 million related to Banburry Medical Properties, and; (vii) $2.4 million related to Sparks Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2009. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 8, 2009	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle,
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.