Form 10-Q
period 2009-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2009-08-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of common shares of beneficial interest outstanding at July 31, 2009 – 11,897,854

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2009 and 2008

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Base rental - UHS facilities	$3,637	$3,096	$7,097	$6,158
Base rental - Non-related parties	2,578	2,443	5,154	4,840
Bonus rental - UHS facilities	1,050	1,063	2,145	2,071
Tenant reimbursements and other - Non-related parties	711	597	1,425	1,085
Tenant reimbursements and other - UHS facilities	47	38	82	62

	8,023	7,237	15,903	14,216

Expenses:
Depreciation and amortization	1,586	1,449	3,124	2,855
Advisory fees to UHS	389	376	779	743
Other operating expenses	1,536	1,170	3,042	2,305

	3,511	2,995	6,945	5,903

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	4,512	4,242	8,958	8,313

Equity in income of unconsolidated LLCs	959	429	1,766	1,041

Interest expense, net	(669)	(512)	(1,276)	(1,037)

Net income	$4,802	$4,159	$9,448	$8,317

Basic earnings per share	$0.40	$0.35	$0.80	$0.70

Diluted earnings per share	$0.40	$0.35	$0.80	$0.70

Weighted average number of shares outstanding - Basic	11,876	11,849	11,868	11,846
Weighted average number of share equivalents	4	36	8	37

Weighted average number of shares and equivalents outstanding - Diluted	11,880	11,885	11,876	11,883

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
Assets:

Real Estate Investments:
Buildings and improvements	$205,016	$191,761
Accumulated depreciation	(69,265)	(66,255)

	135,751	125,506
Land	19,348	19,348
Construction in progress	—	9,795

Net Real Estate Investments	155,099	154,649

Investments in and advances to limited liability companies (“LLCs”)	64,620	56,462

Other Assets:
Cash and cash equivalents	1,987	618
Base and bonus rent receivable from UHS	2,057	1,982
Rent receivable - other	703	945
Deferred charges, notes receivable and intangible and other assets, net	7,063	6,400

Total Assets	$231,529	$221,056

Liabilities:

Line of credit borrowings	$52,300	$39,000
Mortgage notes payable, non-recourse to us	6,785	6,892
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	28,734	25,800
Accrued interest	135	190
Accrued expenses and other liabilities	2,009	3,196
Tenant reserves, escrows, deposits and prepaid rents	721	883

Total Liabilities	90,684	75,961

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2009 - 11,897,817; 2008 -11,865,919	119	119
Capital in excess of par value	189,681	189,347
Cumulative net income	348,166	338,718
Cumulative dividends	(397,335)	(383,256)

Total Universal Health Realty Income Trust Shareholders’ Equity	140,631	144,928
Third-party equity interests	214	167

Total Equity	140,845	145,095

Total Liabilities and Equity	$231,529	$221,056

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$9,448	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,124	2,855
Changes in assets and liabilities:
Rent receivable	167	(961)
Accrued expenses and other liabilities	(333)	(62)
Tenant reserves, escrows, deposits and prepaid rents	(162)	230
Accrued interest	(55)	(14)
Other, net	143	175

Net cash provided by operating activities	12,332	10,540

Cash flows from investing activities:
Investments in LLCs	(11,352)	(1,661)
Repayments of advances made to LLCs	106	28
Advances made to LLCs	(1,952)	(1,600)
Cash distributions in excess of income from LLCs	2,258	1,548
Cash distributions of refinancing proceeds from LLCs	2,789	1,275
Advances made to third-party partners	—	(3,960)
Acquisition of real property	—	(4,714)
Additions to real estate investments	(4,314)	(2,284)
Deposit on building refurbishment	(753)	—

Net cash used in investing activities	(13,218)	(11,368)

Cash flows from financing activities:
Net borrowings on line of credit	13,300	14,600
Net borrowings from third-party partner	—	65
Net borrowings from mortgage, construction and other loans payable of consolidated LLCs	2,934	239
Repayments of mortgage notes payable	(107)	(89)
Dividends paid	(14,079)	(13,803)
Dividend equivalent rights paid	(213)	—
Issuance of shares of beneficial interest	420	216

Net cash provided by financing activities	2,255	1,228

Increase in cash and cash equivalents	1,369	400
Cash and cash equivalents, beginning of period	618	1,131

Cash and cash equivalents, end of period	$1,987	$1,531

Supplemental disclosures of cash flow information:
Interest paid	$1,285	$1,031

Debt assumed in acquisition of real estate	$—	$3,364

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended June 30, 2009. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 and as outlined in Item 1A-Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2009, we had investments or commitments in thirty LLCs, twenty-seven of which are accounted for by the equity method and three that are currently consolidated in our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 51% and 56% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 52% and 57% for the six months ended June 30, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 23% of the combined consolidated and unconsolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 20% and 22% for the six months ended June 30, 2009 and 2008, respectively. In addition, ten medical office buildings (“MOBs”), plus two additional MOBs currently under construction, owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $7.4 million in equity and debt financing, of which $3.5 million has been funded as of June 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of June 30, 2009, the master lease threshold of 75% has not been met. The LLC has a third-party term loan commitment of $9.9 million, which is non-recourse to us, of which $8.3 million has been borrowed as of June 30, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of June 30, 2009 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $238,000 has been funded as of June 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased for a minimum term of five years to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of June 30, 2009, the master lease threshold has not been met. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $12.1 million has been borrowed as of June 30, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of June 30, 2009 since we are the primary beneficiary.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $352,000 has been funded as of June 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC that will develop construct, own and operate the Texoma Medical Plaza located in Denison, Texas, on the campus of a replacement UHS acute care hospital. Texoma Medical Center (“Texoma Hospital”), a subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. This MOB, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2010, at which time the master lease will commence. Subsequent to June 30, 2009, this LLC obtained a third-party construction loan commitment of $13.3 million, which is non-recourse to us, none of which has been borrowed as of June 30, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $4.5 million has been funded as of June 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC that will develop construct, own and operate the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. This MOB, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009, at which time the master lease will commence. Subsequent to June 30, 2009, this LLC obtained a third-party construction loan commitment of $8.4 million, which is non-recourse to us, none of which has been borrowed as of June 30, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

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

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and is responding to the matters raised with them. UHS has been negotiating a possible settlement of this matter with the government. UHS expects to continue its discussions with the government to attempt to resolve this matter in a manner satisfactory to UHS and the government. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and they reserved an additional $3 million during 2009. Also during 2009, UHS recorded a $4 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. There is no assurance that a settlement can be reached in connection with this matter, and, should a settlement be reached, UHS is unable, at this time, to determine the ultimate settlement amount. If UHS is ultimately unable to reach a settlement, UHS is unable, at this time, to determine the extent of the total financial and/or other exposure to them in connection with this matter.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $389,000 and $376,000 for the three months ended June 30, 2009 and 2008, respectively, and $779,000 and $743,000 for the six month periods ended June 30, 2009 and 2008, respectively. No incentive fees were paid in either period.

Officers and Employees: Our officers are all employees of UHS and although as of June 30, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of June 30, 2009, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 51% and 56% of our consolidated revenues for the three months ended June 30, 2009 and 2008, respectively, and 52% and 57% for the six month periods ended June 30, 2009 and 2008, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

A dividend of $.595 per share or $7.1 million in the aggregate was declared by the Board of Trustees on June 4, 2009 and was paid on June 30, 2009 to shareholders of record as of June 16, 2009.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2009:

There were no acquisitions or dispositions during the first six months of 2009.

Six Months Ended June 30, 2008:

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

There were no dispositions during the first six months of 2008.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5“, Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights“ we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

Pursuant to the provisions of FIN 46R, Palmdale Medical Properties, in which we own a 95% non-controlling equity ownership interest, 653 Town Center Phase II, in which we own a 98% non-controlling equity ownership interest and Banburry Medical Properties, in which we own a 95% non-controlling equity ownership interest, are considered to be variable interest entities and are consolidated in our results of operations since we are the primary beneficiary. The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements of FIN 46R.

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

As of June 30, 2009, we had investments or commitments in thirty LLCs, twenty-seven of which are accounted for by the equity method and three, as mentioned above, that are consolidated. The following tables represent summarized financial and other information related to the LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (h.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties (d.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)(e.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(f.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Drive (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (g.)(h.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties (b.)(i.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)(j.)	95%	Auburn Medical Office Building II
Texoma Medical Properties (b.)(k.)	95%	Texoma Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.
(c.)	We have committed to invest a total of $6.3 million in equity, of which $5.2 million has been funded as of June 30, 2009. As of June 30, 2009, the LLC has a $27.0 million mortgage from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $5.2 million in equity and debt financing, of which $3.1 million in equity and $2.1 million in debt financing has been funded as of June 30, 2009. The LLC has a $5.4 million loan from a third party, which is non-recourse to us.
(e.)	We have committed to invest a total of up to $12.0 million in equity and debt financing, of which $11.4 million has been funded as of June 30, 2009.
(f.)	We have committed to invest up to $5.4 million in equity and debt financing, $2.7 million of which has been funded as of June 30, 2009. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us, of which $15.2 million has been borrowed as of June 30, 2009.
(g.)	We have committed to invest up to $5.0 million in equity and debt financing, of which $4.4 million has been funded as of June 30, 2009. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us, of which $12.5 million has been borrowed as of June 30, 2009. This project was completed and opened during the second quarter of 2009.
(h.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II. We have committed to invest a total of up to $2.0 million in equity in this LLC, of which $1.6 million has been funded as of June 30, 2009. This LLC has a $5.7 million third-party financing commitment, non-recourse to us, of which $5.3 million has been funded as of June 30, 2009.
(i.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $2.9 million has been funded as of June 30, 2009. These MOBs, which are on the campus of a UHS hospital, were acquired by the LLC during the third quarter of 2008.
(j.)	We have committed to invest up to $4.7 million in equity and debt financing, $4.5 million of which has been funded as of June 30, 2009. This building, which is on the campus of a UHS hospital and will have tenants that will include subsidiaries of UHS, is scheduled to be completed and opened during the fourth quarter of 2009. Subsequent to June 30, 2009, this LLC obtained a third-party construction loan commitment of $8.4 million, which is non-recourse to us, none of which has been borrowed as of June 30, 2009.
(k.)	We have committed to invest up to $4.8 million in equity and debt financing, $352,000 of which has been funded as of June 30, 2009. This building, which is on the campus of a replacement UHS hospital and will have tenants that will include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2010. Subsequent to June 30, 2009, this LLC obtained a third-party construction loan commitment of $13.3 million, which is non-recourse to us, none of which has been borrowed as of June 30, 2009.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenues	$12,678	$11,340	$24,641	$22,728
Operating expenses	5,663	5,183	10,925	10,418
Depreciation and amortization	2,619	2,321	5,050	4,572
Interest, net	3,696	3,489	7,233	6,989

Net income	$700	$347	$1,433	$749

Our share of net income (a.)	$959	$429	$1,766	$1,041

(a.)	Our share of net income for the three months ended June 30, 2009 and 2008, includes interest income earned by us on various advances made to LLCs of approximately $393,000 and $331,000, respectively, and $771,000 and $677,000 for the six months ended June 30, 2009 and 2008, respectively.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2009	December 31, 2008
	(in thousands)
Net property, including CIP	$283,468	$268,588
Other assets	23,451	23,143

Total assets	$306,919	$291,731

Liabilities	$13,392	$11,418
Mortgage notes payable, non-recourse to us	237,129	230,481
Notes payable to us	19,386	17,350
Equity	37,012	32,482

Total liabilities and equity	$306,919	$291,731

Our share of equity and notes receivable from LLCs	$64,620	$56,462

As of June 30, 2009, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2009	$1,889
2010	69,435
2011	12,042
2012	21,294
2013	10,508
Later	121,961

Total	$237,129

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

Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Interim Disclosures About Fair Value of Financial Instruments: In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The carrying amount and fair value of our long-term debt was $35.5 million and $35.6 million, respectively, at June 30, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position or results of operations.

Subsequent Events: In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the second quarter of 2009 and evaluated subsequent events through August 7, 2009.

The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. We do not expect this standard to impact our consolidated financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective on January 1, 2010. We are currently evaluating the potential impact of SFAS 167 on our consolidated financial statements.

Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective on January 1, 2010. We are currently evaluating the potential impact of SFAS 166 on our consolidated financial statements.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2009, we have fifty real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	thirty-nine medical office buildings, including thirty owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Investments in Limited Liability Companies (“LLCs”): Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” as amended by FASB Staff Position SOP 78-9-1 “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5“, Emerging Issues Task Force Issue (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights“ we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation, as revised (“FIN 46R”), addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. As a result of our related party relationship with UHS, and certain master lease, lease assurance or lease guarantee arrangements between UHS and various properties owned by three LLCs in which we own non-controlling ownership interests ranging from 95% to 98%, these three LLCs were considered to be variable interest entities and are therefore included in our consolidated financial statements on a consolidated basis since we are the primary beneficiary. One of these consolidated LLCs owns a medical office building which was completed and opened during the first six months of 2009.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of June 30, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 51% and 56% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 52% and 57% for the six months ended June 30, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 23% of the combined consolidated and unconsolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 20% and 22% for the six months ended June 30, 2009 and 2008, respectively. In addition, ten medical office buildings (“MOBs”) (plus two additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarter ended June 30, 2009, net income was $4.8 million, or $0.40 per diluted share, as compared to $4.2 million, or $0.35 per diluted share, during the comparable prior year quarter. The increase in net income of $643,000, or $.05 per diluted share, during the second quarter of 2009, as compared to the comparable quarter of the prior year, was primarily attributable to:

•	a favorable change of approximately $530,000, or $0.04 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs, and;

•	other combined net favorable changes of approximately $113,000, or $0.01 per diluted share.

The favorable change of approximately $530,000, or $0.04 per diluted share, in income of unconsolidated LLCs was primarily due to: (i) a favorable adjustment resulting from a change in estimate to the operating expenses of an LLC; partially offset by; (ii) the operating losses sustained during the second quarter of 2009 at an LLC that owns a newly constructed MOB that was completed and opened in April of 2009.

For the six-month period ended June 30, 2009, net income was $9.4 million, or $0.80 per diluted share, as compared to $8.3 million, or $0.70 per diluted share, during the comparable six-month period of the prior year. The increase in net income of $1.1 million, or $0.10 per diluted share, during the six month period of 2009, as compared to the comparable six month period of the prior year, was primarily attributable to:

•	a favorable change of approximately $725,000, or $0.06 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs, as discussed above;

•	a favorable change of approximately $100,000, or $0.01 per diluted share, resulting from an increase in bonus rental from UHS facilities, and;

•	other combined net favorable changes of approximately $300,000, or $0.03 per diluted share.

Total revenue increased approximately $800,000 to $8.0 million during the second quarter of 2009, as compared to $7.2 million during the second quarter of 2008. Approximately $600,000 of the increase was attributable to the revenues generated at Palmdale Medical Plaza and Summerlin Hospital Medical Office Building III which opened during the third quarter of 2008 and first quarter of 2009, respectively. Total revenue increased approximately $1.7 million to $15.9 million during the six month period of 2009, as compared to $14.2 million during the six month period of 2008. Approximately $1.0 million of the increase was attributable to the revenues generated at Palmdale Medical Plaza and Summerlin Hospital Medical Office Building III, as mentioned above. The additional $700,000 increase in revenue is primarily attributable to combined favorable changes at several consolidated MOBs.

Depreciation and amortization expense increased $137,000 and $269,000 during the three and six months ended June 30, 2009, as compared to the comparable prior year periods, respectively, due primarily to the expense recorded in connection with the above-mentioned, recently opened MOBs.

Interest expense, net of interest income, increased $157,000 and $239,000 during the three and six months ended June 30, 2009, as compared to the comparable prior year periods, respectively, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average borrowing rate. The increased borrowings were used primarily to fund the investments in LLCs, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.2 million and $919,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $2.4 million and $1.8 million for the six month periods ended June 30, 2009 and 2008, respectively. The increases in other operating expenses for the three and six month periods ended June 30, 2009, are primarily attributable to: (i) the opening of Palmdale Medical Plaza during the third quarter of 2008; (ii) the opening of Summerlin Hospital Medical Office Building III during the first quarter of 2009, and; (iii) an increase in general maintenance expenses at various MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During the three months ended June 30, 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $959,000 and $429,000, respectively. During the six months ended June 30, 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $1.8 million and $1.0 million, respectively. The increases during the three and six month periods of 2009, as compared to the comparable 2008 period, were primarily due to various favorable variances at several of our unconsolidated LLCs, including a favorable adjustment resulting from a change in estimate to the operating expenses of an LLC, partially offset by operating losses sustained during the second quarter of 2009 at an LLC that owns a newly constructed MOB that was completed and opened during the second quarter of 2009.

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$4,802	$4,159	$9,448	$8,317
Plus: Depreciation and amortization expense:
Consolidated investments	1,561	1,429	3,076	2,817
Unconsolidated affiliates	2,095	1,863	4,025	3,650

Funds from operations (FFO)	$8,458	$7,451	$16,549	$14,784

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $12.3 million and $10.5 million for the six month periods ended June 30, 2009 and 2008, respectively.

The $1.8 million net increase was attributable to:

•	a favorable change of $1.4 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization);

•	a favorable change of $1.1 million in rent receivable primarily resulting from the timing of base rental payments by UHS;

•	an unfavorable change of $271,000 in accrued expenses and other liabilities, and;

•	an unfavorable change of $392,000 in tenant reserves, escrows, deposits and prepaid rents.

The $271,000 unfavorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend rights during the six months ended June 30, 2009, partially offset by various other favorable changes. In order to meet certain recent changes to tax law requirements, the current payment of dividend equivalents will be made in the years in which dividends are declared and paid, or, if later, when the related options become vested. Dividend equivalents that were accrued as of December 31, 2008, with respect to previously vested options, were paid in January, 2009.

Net cash used in investing activities

Net cash used in investing activities was $13.2 million during the six months ended June 30, 2009 as compared to $11.4 million during the six months ended June 30, 2008.

During the six month period ended June 30, 2009, we funded: (i) $11.4 million of equity investments; (ii) $2.0 million of advances to LLCs; (iii) $4.3 million of capital additions consisting primarily of construction costs related to a new MOB in Las Vegas, Nevada, which opened during the first quarter of 2009, and a $753,000 deposit made in connection with the refurbishment of an MOB. Also during the six month period ended June 30, 2009, we received: (i) $2.8 million related to debt refinancing by LLCs; (ii) $106,000 in repayments of advances to LLCs, and; (iii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs.

During the six month period ended June 30, 2008, we funded $1.7 million of equity investments, funded $1.6 million of advances to LLCs, spent $2.3 million on capital additions consisting primarily of construction costs related to the MOB in Palmdale California, spent $4.7 million on the acquisition of real property and advanced $4.0 million to our third-party partners, as discussed below. Also during the six-month period ended June 30, 2008, we received: (i) $1.3 million related to debt refinancing by LLCs, and; (ii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs.

During the first six months of 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through June, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $2.3 million during the six months ended June 30, 2009 and $1.2 million during the six months ended June 30, 2008.

During the six month period ended June 30, 2009, we received: (i) $13.3 million of additional net borrowings on our revolving line of credit; (ii) $2.9 million of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs, and; (iii) $420,000 of cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2009, we paid: (i) $107,000 on mortgage notes payable that are non-recourse to us; (ii) $213,000 as partial settlement of accrued dividend rights, as discussed above, and; (iii) $14.1 million of dividends.

During the six month period ended June 30, 2008, we received: (i) $14.6 million of additional net borrowings on our revolving line of credit; (ii) $200,000 of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs; (iii) $65,000 of additional net borrowings from our third-party partner, and; (iv) $216,000 of cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2008, we paid: (i) $13.8 million of dividends, and; (ii) paid $89,000 on mortgage notes payable that are non-recourse to us.

A dividend of $0.595 per share was paid on June 30, 2009 to shareholders of record as of June 16, 2009.

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2009, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At June 30, 2009, we had $52.3 million of outstanding borrowings and $16.6 million of letters of credit outstanding against the Agreement. We had $31.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2009. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

We have three mortgages, one term loan and one construction loan, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2009, with a combined outstanding balance of $35.5 million. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages, term loan and construction loan at June 30, 2009 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan	$3,496	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan	8,353	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,289	6.5%	2019
Palmdale Medical Plaza term loan(a)	8,317	5.0%	2010
Summerlin Hospital MOB III construction loan(b)	12,064	2.1%	2009

Total	$35,519

(a)	This term loan was extended, at our option, and is scheduled to mature on July 31, 2010 at variable interest rates based upon LIBOR plus 2.6% or the prime rate.
(b)	This construction loan is scheduled to mature on December 31, 2009 at variable interest rates based upon LIBOR plus 1.8%. This loan can be extended, at our option, for one year to December 31, 2010 at interest rates as provided for in the current loan agreement.

Off Balance Sheet Arrangements

As of June 30, 2009, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2009 totaled $16.6 million consisting of construction commitments as follows: (i) $1.0 million related to Sierra Medical Properties; (ii) $478,000 related to Arlington Medical Properties; (iii) $3.6 million related to Centennial Hills Medical Properties; (iv) $2.7 million related to Palmdale Medical Properties; (v) $1.8 million related to Deerval Properties II and a related entity; (vi) $5.0 million related to Banburry Medical Properties, and; (vii) $2.0 million related to Sparks Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2009. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Health Care Reform — An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. The operators of our facilities, including UHS, cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on the businesses, financial condition and/or results of operations of our tenants.

There are no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to the shareholders of Universal Health Realty Income Trust at the Annual Meeting of Shareholders on June 4, 2009.

At the meeting, the following proposal, as described in the proxy statement delivered to all of our shareholders, was voted upon as set forth below:

Election by shareholders of two Class II Trustees:

	Marc D. Miller	James E. Dalton, Jr.
Votes cast in favor	10,607,673	10,229,172
Votes withheld	341,445	719,946

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	UNIVERSAL HEALTH REALTY INCOME TRUST
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