Form 10-Q
period 2009-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2009-11-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of common shares of beneficial interest outstanding at October 31, 2009 – 11,901,119

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2009 and 2008

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Base rental - UHS facilities	$3,640	$3,347	$10,737	$9,505
Base rental - Non-related parties	2,566	2,559	7,720	7,399
Bonus rental - UHS facilities	1,022	898	3,167	2,969
Tenant reimbursements and other - Non-related parties	639	584	2,064	1,669
Tenant reimbursements and other - UHS facilities	57	38	139	100

	7,924	7,426	23,827	21,642

Expenses:
Depreciation and amortization	1,623	1,517	4,747	4,372
Advisory fees to UHS	412	408	1,191	1,151
Other operating expenses	1,468	1,211	4,510	3,516

	3,503	3,136	10,448	9,039

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	4,421	4,290	13,379	12,603

Equity in income of unconsolidated LLCs	750	567	2,516	1,608

Interest expense, net	(600)	(651)	(1,876)	(1,688)

Net income	$4,571	$4,206	$14,019	$12,523

Basic earnings per share	$0.38	$0.35	$1.18	$1.06

Diluted earnings per share	$0.38	$0.35	$1.18	$1.05

Weighted average number of shares outstanding - Basic	11,884	11,855	11,873	11,849
Weighted average number of share equivalents	4	37	7	37

Weighted average number of shares and equivalents outstanding - Diluted	11,888	11,892	11,880	11,886

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
Assets:

Real Estate Investments:
Buildings and improvements	$206,578	$191,761
Accumulated depreciation	(70,829)	(66,255)

	135,749	125,506
Land	19,348	19,348
Construction in progress	—	9,795

Net Real Estate Investments	155,097	154,649

Investments in and advances to limited liability companies (“LLCs”)	60,311	56,462

Other Assets:
Cash and cash equivalents	1,818	618
Base and bonus rent receivable from UHS	2,030	1,982
Rent receivable - other	741	945
Deferred charges, notes receivable and intangible and other assets, net	6,250	6,400

Total Assets	$226,247	$221,056

Liabilities:

Line of credit borrowings	$50,200	$39,000
Mortgage notes payable, non-recourse to us	6,732	6,892
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	27,497	25,800
Accrued interest	154	190
Accrued expenses and other liabilities	2,573	3,196
Tenant reserves, escrows, deposits and prepaid rents	782	883

Total Liabilities	87,938	75,961

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2009 - 11,899,849 2008 -11,865,919	119	119
Capital in excess of par value	189,652	189,347
Cumulative net income	352,737	338,718
Cumulative dividends	(404,414)	(383,256)

Total Universal Health Realty Income Trust Shareholders’ Equity	138,094	144,928
Third-party equity interests	215	167

Total Equity	138,309	145,095

Total Liabilities and Equity	$226,247	$221,056

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$14,019	$12,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,747	4,372
Changes in assets and liabilities:
Rent receivable	156	(942)
Accrued expenses and other liabilities	26	302
Tenant reserves, escrows, deposits and prepaid rents	(101)	179
Accrued interest	(36)	18
Other, net	231	235

Net cash provided by operating activities	19,042	16,687

Cash flows from investing activities:
Investments in LLCs	(8,188)	(6,276)
Repayments of advances made to LLCs	680	43
Advances made to LLCs	(2,142)	(1,600)
Cash distributions in excess of income from LLCs	3,020	2,277
Cash distributions of refinancing proceeds from LLCs	2,789	2,542
Advances made to third-party partners	—	(3,960)
Acquisition of real property	—	(4,714)
Additions to real estate investments	(5,838)	(3,320)

Net cash used in investing activities	(9,679)	(15,008)

Cash flows from financing activities:
Net borrowings on line of credit	11,200	18,900
Net borrowings from third-party partner	—	65
Net borrowings from mortgage, construction and other loans payable of consolidated LLCs	1,697	212
Repayments of mortgage notes payable	(160)	(139)
Dividends paid	(21,158)	(20,741)
Dividend equivalent rights paid	(213)	—
Issuance of shares of beneficial interest	471	422

Net cash used in financing activities	(8,163)	(1,281)

Increase in cash and cash equivalents	1,200	398
Cash and cash equivalents, beginning of period	618	1,131

Cash and cash equivalents, end of period	$1,818	$1,529

Supplemental disclosures of cash flow information:
Interest paid	$1,853	$1,651

Debt assumed in acquisition of real estate	$—	$3,364

See accompanying notes to condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

(1) General

This Report on Form 10-Q is for the Quarterly Period ended September 30, 2009. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 and as outlined in Item 1A-Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2009, we had investments or commitments in thirty-one LLCs, twenty-eight of which are or will be accounted for by the equity method and three that are currently consolidated in our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 51% and 53% of our total revenue for the three months ended September 30, 2009 and 2008, respectively, and 51% and 56% for the nine months ended September 30, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for both of the three month periods ended September 30, 2009 and 2008, and 20% and 21% for the nine months ended September 30, 2009 and 2008, respectively. In addition, eleven medical office buildings (“MOBs”), plus one additional MOB currently under construction, owned by a LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.6 million in equity and debt financing, of which $4.6 million has been funded as of September 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of September 30, 2009, the master lease threshold of 75% has not been met. The LLC has a third-party term loan commitment of $7.2 million, which is non-recourse to us, of which $7.2 million has been borrowed as of September 30, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of September 30, 2009 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $238,000 has been funded as of September 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. Based upon the executed leases and letter of intent commitments in place as of September 30, 2009, the master lease threshold has not been met. The LLC has a third-party construction loan commitment of $14.4 million, which is non-recourse to us, of which $12.1 million has been borrowed as of September 30, 2009. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of September 30, 2009 since we are the primary beneficiary.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $24,000 has been funded as of September 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that will develop construct, own and operate the Texoma Medical Plaza located in Denison, Texas, on the campus of a replacement UHS acute care hospital. Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. This MOB, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened in late 2009 or early 2010, at which time the master lease will commence. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $2.7 million has been borrowed as of September 30, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $1.1 million has been funded as of September 30, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in September, 2009. This LLC has a third-party construction loan commitment of $8.4 million, which is non-recourse to us, of which $7.4 million has been borrowed as of September 30, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

UHS Other Matters: UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS had been advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believed, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and has reached an agreement to resolve the matter. UHS has agreed to make a payment in the amount of $27.5 million, which was paid in October, 2009, and has entered into a corporate integrity agreement with respect to the South Texas Health Systems facilities. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and they reserved an additional $3 million during 2009. Also during 2009, UHS recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. UHS does not expect to incur additional material charges with respect to this matter.

UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provides that between the approximate dates of November 15, 2009 and January 15, 2010, CMS will conduct a full Medicare certification survey. While UHS has advised us that it believes that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on UHS. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. Bonus rental revenue earned by us from Inland Valley amount to $826,000 during the nine months ended September 30, 2009 and $1.0 million during the twelve months ended December 31, 2008.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.60% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Advisory fees incurred and paid (or payable) to UHS amounted to $412,000 and $408,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.2 million for each of the nine month periods ended September 30, 2009 and 2008. No incentive fees were paid or payable during the nine-month period of either year since the incentive fee requirements were not achieved. The advisory fees for the nine-month periods ended September 30, 2009 and 2008 were based upon average invested real estate assets of $264.7 million and $261.2 million, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of September 30, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of September 30, 2009, UHS owned 6.6% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 51% and 53% of our consolidated revenues for the three months ended September 30, 2009 and 2008, respectively, and 51% and 56% for the nine months ended September 30, 2009 and 2008, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for UHS, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

A dividend of $.595 per share or $7.1 million in the aggregate was declared by the Board of Trustees on September 3, 2009 and was paid on September 30, 2009 to shareholders of record as of September 16, 2009.

(4) Acquisitions and Dispositions

Nine Months Ended September 30, 2009:

There were no acquisitions or dispositions during the first nine months of 2009.

Nine Months Ended September 30, 2008:

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in an LLC (Sparks Medical Properties) that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these MOBs are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS. This LLC is not a variable interest entity and therefore is not subject to consolidation.

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

There were no dispositions during the first nine months of 2008.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At September 30, 2009, we have non-controlling equity investments or commitments in thirty-one LLCs which own medical office buildings (“MOBs”). As of September 30, 2009, we accounted for: (i) twenty-eight of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) three of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related-party to us.

The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

Three of these LLCs have master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for these LLCs on a consolidated basis since they are variable interest entities and we are deemed to be the primary beneficiary.

The three LLCs that we account for on a consolidated basis are as follows:

LLC	Non-controlling Ownership Interest	Date of Consolidation
653 Town Center Phase II	98%	First quarter of 2004
Palmdale Medical Properties	95%	Fourth quarter of 2007 (a)
Banburry Medical Properties	95%	Fourth quarter of 2008 (b)

(a)	Newly constructed facility that was completed and opened during the third quarter of 2008.
(b)	Newly constructed facility that was completed and opened during the first quarter of 2009.

Below are the combined balance sheets (unaudited) for the three above-mentioned LLCs, as included in our consolidated balance sheets:

	September 30, 2009	December 31, 2008
	(in thousands)
Net property, including CIP (a.)	$36,211	$33,275
Other assets	1,161	650

Total assets	$37,372	$33,925

Liabilities	$911	$1,435
Mortgage notes payable, non-recourse to us	27,497	25,800
Equity	8,964	6,690

Total liabilities and equity	$37,372	$33,925

(a.)	Used as collateral for outstanding mortgage notes payable.

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

The following tables represent summarized financial and other information related to the twenty-eight LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (g.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties (c.)	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza

Name of LLC	Ownership	Property Owned by LLC
Spring Valley Medical Properties II (b.)(d.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)(e.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments (b.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (f.)(g.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties (b.)(h.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II (b.)(i.)	95%	Auburn Medical Office Building II
Texoma Medical Properties (b.)(j.)	95%	Texoma Medical Plaza
BRB/E Building One (k.)	95%	BRB Medical Office Building

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.
(c.)	We have committed to invest a total of $6.3 million in equity, of which $5.2 million has been funded as of September 30, 2009. As of September 30, 2009, the LLC has a $26.9 million mortgage from a third party, which is non-recourse to us.
(d.)	We have committed to invest a total of up to $12.0 million in equity and debt financing, of which $11.5 million has been funded as of September 30, 2009.
(e.)	We have committed to invest up to $7.5 million in equity and debt financing, $2.7 million of which has been funded as of September 30, 2009. The LLC has a $15.7 million construction loan commitment from a third-party, which is non-recourse to us, of which $15.1 million has been borrowed as of September 30, 2009.
(f.)	We have committed to invest up to $5.0 million in equity and debt financing, of which $4.0 million has been funded as of September 30, 2009. The LLC has a $13.6 million construction loan commitment with a third-party, which is non-recourse to us, of which $13.0 million has been borrowed as of September 30, 2009. This project was completed and opened during the second quarter of 2009.
(g.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(h.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $3.0 million has been funded as of September 30, 2009. These MOBs, which are on the campus of a UHS hospital, were acquired by the LLC during the third quarter of 2008.
(i.)	We have committed to invest up to $4.7 million in equity and debt financing, $1.1 million of which has been funded as of September 30, 2009. This building, which is on the campus of a UHS hospital and will have tenants that will include subsidiaries of UHS, was completed and opened during September of 2009. This LLC has a third-party construction loan commitment of $8.4 million, which is non-recourse to us, of which $7.4 million has been borrowed as of September 30, 2009.
(j.)	We have committed to invest up to $4.8 million in equity and debt financing, $24,000 of which has been funded as of September 30, 2009. This building, which is on the campus of a replacement UHS hospital and will have tenants that will include subsidiaries of UHS, is scheduled to be completed and opened late 2009 or early 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $2.7 million has been borrowed as of September 30, 2009.
(k.)	We have committed to invest up to $2.9 million in equity and debt financing, none of which has been funded as of September 30, 2009, in an LLC that will develop, construct, own and operate this MOB which is scheduled to be completed and opened during the third quarter of 2010. Subsequent to September 30, 2009, this LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, none of which has been borrowed as of September 30, 2009.

Below are the combined statements of income (unaudited) for the twenty-eight LLCs accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenues	$12,648	$11,759	$37,289	$34,487
Operating expenses	5,556	5,279	16,480	15,697
Depreciation and amortization	2,651	2,357	7,702	6,929
Interest, net	3,720	3,577	10,953	10,566

Net income	$721	$546	$2,154	$1,295

Our share of net income	$750	$567	$2,516	$1,608

(a.)	Our share of net income for the three months ended September 30, 2009 and 2008 includes interest income earned by us on various advances made to LLCs of approximately $405,000 and $331,000, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Below are the combined balance sheets (unaudited) for the twenty-eight LLCs accounted for under the equity method:

	September 30, 2009	December 31, 2008
	(in thousands)
Net property, including CIP	$288,511	$268,588
Other assets	23,075	23,143

Total assets	$311,586	$291,731

Liabilities	$12,369	$11,418
Mortgage notes payable, non-recourse to us	247,180	230,481
Notes payable to us	19,082	17,350
Equity	32,955	32,482

Total liabilities and equity	$311,586	$291,731

Our share of equity and notes receivable from LLCs	$60,311	$56,462

As of September 30, 2009, aggregate maturities of mortgage notes payable by the twenty-eight LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2009	$951
2010	77,094
2011	11,996
2012	21,245
2013	10,456
Thereafter	125,438

Total	$247,180

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

(6) Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not affect our results of operations or financial position.

In April 2009, the FASB issued standards that change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued standards related to fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The carrying amount and fair value of our long-term debt was $34.2 million and $34.4 million, respectively, at September 30, 2009.

In April, 2009, the FASB issued standards related to fair value for assets or liabilities when the volume and level of activity has significantly decreased and identifying circumstances that indicate a transaction is not orderly. The overall objective of fair value measurement is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This standard did not have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued standards related to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (referred to as subsequent events). The standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. They also set forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, the standards identify the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted these standards during the second quarter of 2009 and evaluated subsequent events through November 6, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of this amendment but do not expect it to have a material impact on our financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. SFAS This amendment becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of this amendment but we do not expect it to have a material impact on our financial statements.

(7) Segment Reporting

Our primary business is investing in and leasing healthcare and human service facilities through direct ownership or through joint ventures, which aggregate into a single reportable segment. We actively manage our portfolio of healthcare and human service facilities and may from time to time make decisions to sell lower performing properties not meeting our long-term investment objectives. The proceeds of sales are typically reinvested in new developments or acquisitions, which we believe will meet our planned rate of return. It is our intent that all healthcare and human service facilities will be owned or developed for investment purposes. Our revenue and net income are generated from the operation of our investment portfolio.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2009, we have fifty-one real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty medical office buildings, including thirty-one owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

an increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or state level and the operators of our facilities, including UHS, cannot predict whether any of the proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on the business, financial condition or results of operations of our operators (see Item 1A. Risk Factors-Health Care Reform for additional disclosure);

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities, as described herein;

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

•

government regulations and potential unfavorable changes to reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being proposed;

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

•

should we be unable to comply with the strict income distribution requirements applicable to REITs, utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition;

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

Real Estate Investments: On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the useful lives of the buildings and capital improvements. The value of intangible assets is amortized as real estate amortization over the remaining lease term.

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

Investments in Limited Liability Companies (“LLCs”): Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At September 30, 2009, we have non-controlling equity investments or commitments in thirty-one LLCs which own medical office buildings (“MOBs”). As of September 30, 2009, we accounted for: (i) twenty-eight of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) three of these LLCs on a consolidated basis, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related-party to us. One of these consolidated LLCs owns a medical office building which was completed and opened during the first nine months of 2009.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to the consolidation requirements.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of September 30, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 51% and 53% of our total revenue for the three months ended September 30, 2009 and 2008, respectively, and 51% and 56% for the nine months ended September 30, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for both of the three months ended September 30, 2009 and 2008, and 20% and 21% for the nine months ended September 30, 2009 and 2008, respectively. In addition, eleven medical office buildings (“MOBs”), plus one additional MOB currently under construction, owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the quarter ended September 30, 2009, net income was $4.6 million, or $0.38 per diluted share, as compared to $4.2 million, or $0.35 per diluted share, during the comparable prior year quarter. The increase in net income of $365,000, or $.03 per diluted share, during the third quarter of 2009, as compared to the comparable quarter of the prior year, was primarily attributable to:

•	a favorable change of approximately $183,000, or $0.02 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs;

•	a favorable change of approximately $124,000, or $0.01 per diluted share, resulting from an increase in bonus rents earned on hospital facilities operated by wholly-owned subsidiaries of UHS, and;

•	other combined net favorable changes of approximately $58,000.

For the nine-month period ended September 30, 2009, net income was $14.0 million, or $1.18 per diluted share, as compared to $12.5 million, or $1.05 per diluted share, during the comparable nine-month period of the prior year. The increase in net income of approximately $1.5 million, or $0.13 per diluted share, during the nine month period of 2009, as compared to the comparable nine month period of the prior year, was primarily attributable to:

•	a favorable change of approximately $900,000, or $0.08 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs;

•	a favorable change of approximately $200,000, or $0.02 per diluted share, resulting from an increase in bonus rental from UHS facilities, and;

•	other combined net favorable changes of approximately $400,000, or $0.03 per diluted share.

Total revenue increased approximately $500,000 to $7.9 million during the third quarter of 2009, as compared to $7.4 million during the third quarter of 2008. Approximately $350,000 of the increase was attributable to the revenues generated at Summerlin Hospital Medical Office Building III which opened during the first quarter of 2009. The additional $150,000 increase in revenue is primarily attributable to the $124,000 increase in bonus rental revenue earned on UHS hospital facilities. Total revenue increased approximately $2.2 million to $23.8 million during the nine month period of 2009, as compared to $21.6 million during the nine month period of 2008. The $2.2 million increase was primarily attributable to: (i) an increase of approximately $550,000 in revenues generated at Palmdale Medical Plaza which opened during the third quarter of 2008; (ii) approximately $850,000 of revenues generated at Summerlin Hospital Medical Office Building III, as mentioned above; (iii) a increase of approximately $200,000 in bonus rental revenue, as mentioned above, and; (iv) an increase of approximately $600,000 in combined favorable changes at several consolidated MOBs.

Depreciation and amortization expense increased $106,000 and $375,000 during the three and nine months ended September 30, 2009, as compared to the comparable prior year periods, respectively, due primarily to the expense recorded in connection with the above-mentioned, recently opened MOBs.

Interest expense, net of interest income, decreased $51,000 during the three months ended September 30, 2009 as compared to the comparable prior year quarter, due primarily to a decrease in our average borrowing rate, partially offset by an increase in our average outstanding borrowings. During the nine month period ended September 30, 2009, interest expense, net of interest income, increased $188,000 as compared to the comparable nine month period of 2008, due primarily to an increase in our average outstanding borrowings, partially offset by a decrease in our average borrowing rate. The increased borrowings were used primarily to fund the investments in LLCs and additions to real estate investments, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.2 million and $948,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $3.6 million and $2.7 million for the nine month periods ended September 30, 2009 and 2008, respectively. The increases in other operating expenses for the three and nine month periods ended September 30, 2009, are primarily attributable to: (i) the opening of Palmdale Medical Plaza during the third quarter of 2008; (ii) the opening of Summerlin Hospital Medical Office Building III during the first quarter of 2009, and; (iii) an increase in general maintenance expenses at various MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During the three months ended September 30, 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $750,000 and $567,000, respectively. The increase during the three month period of 2009, as compared to the comparable 2008 period, was primarily due to increased income generated at certain of our unconsolidated LLCs. During the nine months ended September 30, 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $2.5 million and $1.6 million, respectively. The increase during the nine month period of 2009, as compared to the comparable 2008 period, was primarily due to increased income generated at several of our unconsolidated LLCs, including the effect of a favorable adjustment resulting from a change in estimate to the operating expenses of an LLC.

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

Below is a reconciliation of our reported net income to FFO for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$4,571	$4,206	$14,019	$12,523
Plus: Depreciation and amortization expense:
Consolidated investments	1,598	1,497	4,674	4,314
Unconsolidated affiliates	2,126	1,882	6,151	5,532

Funds from operations (FFO)	$8,295	$7,585	$24,844	$22,369

During the fourth quarter of 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including the future expiration of a master lease which is scheduled to occur in June, 2010 and the current and projected occupancy of the buildings. At this time, we believe it is probable that the master lease (which has been in effect since 2000 on one of these properties) will not be renewed upon its expiration in June, 2010. In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. Our revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of this master lease (our financial statements for the nine-month periods ended September 30, 2009 and 2008 included the pro rata portion of that amount). Although we continue to actively market the available space in these two buildings, and have successfully executed new leases on a portion of the space, our annual revenues, net income and cash provided by operating activities in connection with these properties could be reduced by up to $1 million annually beginning in July of 2010.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $19.0 million and $16.7 million for the nine month periods ended September 30, 2009 and 2008, respectively.

The $2.3 million net increase was attributable to:

•	a favorable change of $1.9 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization);

•	a favorable change of $1.1 million in rent receivable primarily resulting from the timing of base rental payments by UHS;

•	an unfavorable change of $276,000 in accrued expenses and other liabilities;

•	an unfavorable change of $280,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	other unfavorable changes of $58,000.

The $276,000 unfavorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend rights during the nine months ended September 30, 2009, partially offset by various other net favorable changes. In order to meet certain recent changes to tax law requirements, the current payment of dividend equivalents will be made in the years in which dividends are declared and paid, or, if later, when the related options become vested. Dividend equivalents that were accrued as of December 31, 2008 with respect to previously vested options, were paid in January, 2009.

Net cash used in investing activities

Net cash used in investing activities was $9.7 million during the nine months ended September 30, 2009 as compared to $15.0 million during the nine months ended September 30, 2008.

During the nine month period ended September 30, 2009, we funded: (i) $8.2 million of equity investments; (ii) $2.1 million of advances to LLCs, and; (iii) $5.8 million of capital additions consisting primarily of construction costs related to a new MOB in Las Vegas, Nevada, which opened during the first quarter of 2009, as well as refurbishments of an MOB that are expected to be completed during the first quarter of 2010. Also during the nine month period ended September 30, 2009, we received: (i) $2.8 million related to debt refinancing by LLCs; (ii) $680,000 in repayments of advances to LLCs, and; (iii) $3.0 million of cash distributions in excess of income from our unconsolidated LLCs.

During the nine month period ended September 30, 2008, we funded $6.3 million of equity investments, funded $1.6 million of advances to LLCs, spent $3.3 million on capital additions consisting primarily of construction costs related to the MOB in Palmdale California, spent $4.7 million on the acquisition of real property and advanced $4.0 million to our third-party partners, as discussed below. Also during the nine month period ended September 30, 2008, we received: (i) $2.5 million related to debt refinancing by LLCs, and; (ii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs.

During the first nine months of 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. This loan is a non-amortizing loan with interest paid on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then-existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through September, 2009.

Net cash used in financing activities

Net cash used in financing activities was $8.2 million during the nine months ended September 30, 2009 and $1.3 million during the nine months ended September 30, 2008.

During the nine month period ended September 30, 2009, we received: (i) $11.2 million of additional net borrowings on our revolving line of credit; (ii) $1.7 million of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs, and; (iii) $471,000 of cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2009, we paid: (i) $160,000 on mortgage notes payable that are non-recourse to us; (ii) $213,000 as partial settlement of accrued dividend rights, as discussed above, and; (iii) $21.2 million of dividends.

During the nine month period ended September 30, 2008, we received: (i) $18.9 million of additional net borrowings on our revolving line of credit; (ii) $212,000 of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs; (iii) $65,000 of additional net borrowings from our third-party partner, and; (iv) $422,000 of cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2008, we paid: (i) $20.7 million of dividends, and; (ii) paid $139,000 on mortgage notes payable that are non-recourse to us.

A dividend of $0.595 per share was paid on September 30, 2009 to shareholders of record as of September 16, 2009.

We earned net income of $14.0 million and $12.5 million during the nine months ended September 30, 2009 and 2008, respectively. We paid dividends of $21.2 million and $20.7 million during the nine months ended September 30, 2009 and 2008, respectively. As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $19.0 million and

$16.7 million during the nine months ended September 30, 2009 and 2008, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities, we received $3.0 million and $2.3 million during the nine months ended September 30, 2009 and 2008, respectively, of cash distributions in excess of income from various LLCs which, when combined with equity in income of unconsolidated LLCs recorded during the first nine months of each year, represents our share of the operating cash flow distributions from these entities. As a result, we generated $22.1 million and $19.0 million of net cash during the nine months ended September 30, 2009 and 2008, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. As indicated on the cash flows from investing activities and cash flows from financing activities on the statements of cash flows, there were various sources and uses of cash during the nine months ended September 30, 2009 and 2008. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash generated from the properties we own either in whole or through LLCs.

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. The considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status, currently 90% of taxable income; (ii) the projected operating results of our properties, including those owned in LLCs, and; (iii) our anticipated future capital commitments. Based upon the various sources of cash flows from investing activities and various sources of cash flows from financing activities discussed above, as well as projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows are sufficient to fund our dividend payments.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt. There can be no assurance that such additional funds will be available in the preferred amounts or from the preferred sources. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into a new unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of September 30, 2009, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At September 30, 2009, we had $50.2 million of outstanding borrowings and $24.1 million of letters of credit outstanding against the Agreement. We had $25.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2009. There are no compensating balance requirements. The Agreement contains a provision whereby the commitments will be reduced by 50% of the proceeds generated from any new equity offering.

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

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant		September 30, 2009
Tangible net worth	>$	125,000	$138,309
Debt to total capital		< 55%	28%
Debt service coverage ratio		> 1.25x	3.43x
Debt to cash flow ratio		< 3.50x	1.55x

We are in compliance with all of the covenants at September 30, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

We have three mortgages, one term loan and one construction loan, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2009, with a combined outstanding carrying balance of $34.2 million and fair value of $34.4 million. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages, term loan and construction loan at September 30, 2009 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(c)(d)	$3,458	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan(c)(d)	8,293	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan(c)	3,274	6.5%	2019
Palmdale Medical Plaza term loan(a)	7,140	5.0%	2010
Summerlin Hospital MOB III construction loan(b)	12,064	2.1%	2009

Total	$34,229

(a)	This term loan was extended, at our option, and is scheduled to mature on July 31, 2010 at variable interest rates based upon the prime rate. At this time, since we believe the terms of this loan are within current market underwriting criteria, we expect this loan to be refinanced on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	This construction loan is scheduled to mature on December 31, 2009 at variable interest rates based upon LIBOR plus 1.8%. This loan can be extended, at our option, for two one-year terms at interest rates as provided for in the current loan agreement. At this time, we expect to exercise the first one-year extension option to extend the maturity date to December 31, 2010. Prior to the December 31, 2010 expiration, we expect to either exercise the second one-year extension option extending the maturity date to December 31, 2011, or, since we believe the terms of this loan are within the current market underwriting criteria, we could elect to refinance this loan for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(c)	Amortized principal payments made on a monthly basis .
(d)	Since we believe the terms of these loans are within current market underwriting criteria, at this time, we expect to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.

Off Balance Sheet Arrangements

As of September 30, 2009, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2009 totaled $24.1 million consisting of construction commitments as follows: (i) $1.0 million related to Sierra Medical Properties; (ii) $478,000 related to Arlington Medical Properties; (iii) $4.4 million related to Centennial Hills Medical Properties; (iv) $2.7 million related to Palmdale Medical Properties; (v) $884,000 related to Deerval Properties II; (vi) $5.0 million related to Banburry Medical Properties; (vii) $1.8 million related to Sparks Medical Properties; (viii) $4.4 million related to Grayson Properties, and; (ix) $3.4 million related to Auburn Medical Properties II.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2009. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

General economic and credit market conditions – Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The ongoing tightening in the credit markets and the instability in the banking and financial institutions has not had a material impact on us. However, there can be no assurance that continued deterioration in credit market conditions will not have a material unfavorable impact on our ability to finance our future growth through borrowed funds.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; licensure and accreditation of our facilities; hospital rate or budget review; operating policies and procedures, and; construction or expansion of facilities and services.

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

UHS Other Matters: UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. On February 16, 2007, UHS’s South Texas Health System affiliates were served with a search warrant in connection with what UHS had been advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain UHS employees and former employees.

UHS has advised us that they have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against UHS or its South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believed, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and has reached an agreement to resolve the matter. UHS has agreed to make a payment in the amount of $27.5 million, which was paid in October, 2009, and has entered into a corporate integrity agreement with respect to the South Texas Health Systems facilities. During 2008, UHS recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and they reserved an additional $3 million during 2009. Also during 2009, UHS recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. UHS does not expect to incur additional material charges with respect to this matter.

UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provides that between the approximate dates of November 15, 2009 and January 15, 2010, CMS will conduct a full Medicare certification survey. While UHS has advised us that it believes that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on UHS. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. Bonus rental revenue earned by us from Inland Valley amount to $826,000 during the nine months ended September 30, 2009 and $1.0 million during the twelve months ended December 31, 2008.

There are no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle,
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.