Form 10-K
period 2009-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2010-03-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2009: $369,501,931. Number of shares of beneficial interest outstanding of registrant as of January 31, 2010: 12,089,560

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2009 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2009. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of December 31, 2009 we have fifty-one real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) forty MOBs (including thirty-one owned by various LLCs, two of which are currently under construction), and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2009. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of December 31, 2009, we have investments or commitments in fifty-one facilities, including two new MOBs currently under construction, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Kindred Hospital Corpus Christi(B,N)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	St. Lukes Episcopal Health Sys.
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B,M)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(B,M)	Riverdale, GA	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C,G)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C,G)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	99%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C,G)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex(C,G)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB(D,H)	Las Vegas, NV	MOB	95%	—
Summerlin Hospital MOB II(F)	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I(D)	Las Vegas, NV	MOB	95%	—
Canyon Springs Medical Plaza(C)	Gilbert, AZ	MOB	95%	—
Palmdale Medical Plaza(F,I)	Palmdale, CA	MOB	95%	—
Cobre Valley Medical Plaza(C)	Globe, AZ	MOB	95%	—
Deer Valley Medical Office Building III(C,K)	Phoenix, AZ	MOB	95%	—
Summerlin Hospital Medical Office Building III(F,J)	Las Vegas, NV	MOB	95%	—
Vista Medical Terrace & The Sparks Medical Building(D,L)	Sparks, NV	MOB	95%	—
Auburn Medical Office Building II(D,O)	Auburn, WA	MOB	95%	—
Texoma Medical Plaza(P)	Denison, TX	MOB	95%	—
BRB Medical Office Building(Q)	Kingwood, TX	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling ownership interest as indicated above.
(D)	Real estate assets owned by a LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess was renewed during 2008 and is scheduled to expire on May 31, 2014.
(F)	Real estate assets owned by a LLC in which we have a non-controlling ownership interest as indicated above. Tenants of this medical office building include subsidiaries of UHS. As a result of our related party relationship with UHS and a master lease agreement between UHS and this property, this LLC is considered to be a variable interest entity. Consequently, we consolidate the results of operations of this LLC in our consolidated financial statements.
(G)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(H)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(I)	This MOB was completed and opened during the third quarter of 2008.
(J)	This MOB was completed and opened during the first quarter of 2009.
(K)	This MOB was completed and opened during the second quarter of 2009.
(L)	This MOB was acquired by the LLC from a subsidiary of UHS during the third quarter of 2008.
(M)	A property impairment charge was recorded on this MOB during 2008, as discussed herein.
(N)	This sub-acute hospital was acquired by us during the first quarter of 2008.
(O)	This MOB, was completed and opened during the third quarter of 2009.
(P)	This MOB which is under construction and may include tenants which are subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2010.
(Q)	This MOB which is under construction is scheduled to be completed and opened during the third quarter of 2010.

2010 Acquisition

During March of 2010, we invested $5.2 million for a 95% non-controlling ownership interest in a LLC that purchased the North Valley Medical Plaza located in Phoenix, Arizona.

Other Information

Included in our portfolio at December 31, 2009 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 61% of our revenue in 2009 and approximately 65%, of our revenues in each of 2008 and 2007. As of December 31, 2009, these leases have fixed terms with an average of 3.9 years remaining and include renewal options ranging from two to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 6.7 (ranging from 2.9 to 10.4) during 2009, 6.1 (ranging from 2.5 to 8.7) during 2008 and 4.6 (ranging from 3.3 to 7.0) during 2007. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases:    We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each facility are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 52% of our total revenue for the five years ended December 31, 2009 (approximately 51%, 55%

and 57% for the years ended December 31, 2009, 2008 and 2007, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 23% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2009 (approximately 20%, 21% and 24%, for the years ended December 31, 2009, 2008 and 2007, respectively). In addition, eleven MOBs (plus one additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

During the third quarter of 2005, Chalmette, a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million. During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement (“Agreement”) with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Included in our net income during 2007 was a gain of $1.7 million related to this Agreement.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Independent Trustees. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2010 and the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2009, 2008 or 2007 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $1.6 million during each of 2009 and 2008 and $1.4 million for 2007 and were based upon average invested real estate assets of $268 million, $261 million and $237 million during 2009, 2008 and 2007, respectively. Based upon our average invested real estate assets of $268 million during 2009, the increase in the advisory fee expense to 0.65% (beginning in 2010) from 0.60%, amounts to $134,000 annually.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2009 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2009 and 2008, UHS owned 6.5% and 6.6% of our outstanding shares of beneficial interest, respectively.

UHS Other Matters:

Southwest Healthcare System:    UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that during the last 60 days of the agreement CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, UHS has not been advised of the results by CMS. While UHS has advised us that it believes that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on UHS. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. Bonus rental revenue earned by us from Inland Valley amounted to $1.1 million, $1.0 million and $900,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

South Texas Health System affiliates:    UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. The Civil Division of the U.S. Attorney’s office in Houston, Texas focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and during the fourth quarter of 2009, reached an agreement to resolve the matter. UHS agreed to make a payment in the amount of $27.5 million, which was paid in October, 2009, and has entered into a five-year corporate integrity agreement with respect to the South Texas Health Systems facilities. UHS does not expect to incur additional material charges with respect to this matter.

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

Competition

We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS. Some of these competitors are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over the cost of our capital, which would hurt our growth.

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

Regulation and Other Factors

During 2009, 2008 and 2007, 48%, 51% and 53%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Although UHS and the other operators of our acute care facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to additional governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us. See Relationship with Universal Health Services, Inc.-UHS Other Matters for disclosure related to Southwest Healthcare System.

A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its

Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to a inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

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

Given the increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by operators of our facilities. In addition to statutory and regulatory changes to Medicare and each of the state Medicaid programs, our operators’ operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities.

Healthcare reform proposals are being formulated by the legislative and executive branches of the federal government. In addition, some of the states in which our operators operate periodically consider various healthcare reform proposals. We anticipate that the debate of alternative healthcare delivery systems and payment methodologies will continue and may be enacted in the future. Due to uncertainties regarding the ultimate features of these programs and whether or when they may be enacted, the operators of our facilities cannot predict what effect they will have on them or whether they will adversely affect their results of operations or financial condition and, thus, our business.

We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	72	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	50	Vice President and Chief Financial Officer

Cheryl K. Ramagano	47	Vice President, Treasurer and Secretary

Timothy J. Fowler	54	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February of 2003. He had previously served as our President until 1990. Mr. Miller has been Chairman of the Board and Chief Executive Officer of UHS since its inception in 1978. He previously held the title of President of UHS as well, until 2009 when Marc D. Miller was elected as President of UHS. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company. He is the father of Marc D. Miller, who was elected to our Board of Trustees in December, 2008 and also serves as President and a member of the Board of Directors of UHS.

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

The revenues and results of operations of the tenants of our hospital facilities, including UHS, and our medical office buildings, are significantly affected by payments received from the government and other third party payors.

The operators of our hospital facilities and tenants of our medical office buildings derive a significant portion of their revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Our tenants are unable to predict the effect of future policy changes on their operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions, the funding requirements from the federal government’s stimulus package, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our tenants’ business, financial position and results of operations, and in turn, ours.

In addition to changes in government reimbursement programs, the ability of our hospital operators to negotiate favorable contracts with private payors, including managed care providers, significantly affects the revenues and operating results of those facilities. Private payors, including managed care providers, increasingly are demanding that hospitals accept lower rates of payment. Our hospital operators expect continued third party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third party payors could have a material adverse effect on the financial position and results of operations of our hospital operators.

The uncertainties of health care reform could materially affect the business and future results of operations of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; confidentiality, the implementation of an electronic health records application by 2015; maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; licensure and accreditation of our facilities; hospital rate or budget review; operating policies and procedures, and; construction or expansion of facilities and services.

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

UHS’s Southwest Healthcare System:    UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that during the last 60 days of the agreement CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, UHS has not been advised of the results from CMS. While UHS has advised us that it believes that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on UHS. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. Bonus rental revenue earned by us from Inland Valley amount to $1.1 million, $1.0 million and $900,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The deterioration of credit and capital markets may adversely affect our access to sources of funding and we cannot be certain of the availability and terms of capital to fund the growth of our business when needed.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and, therefore, we generally cannot use income from operations to fund our growth. Accordingly, our growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts (including third-party debt held by various LLCs in which we own non-controlling equity interests) at or prior to their maturities and to invest at yields which exceed our cost of capital. Although the ongoing tightening in the credit markets has not had a material impact on us, we can provide no assurance that financing will be available to us on satisfactory terms when needed, which could harm our business. Given these uncertainties, our growth strategy is not assured and may fail.

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit agreement. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact our results of operations and financial condition.

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

For the year ended December 31, 2009, UHS accounted for 59% of our consolidated revenues. In addition, as of December 31, 2009, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2011 or 2014. We cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of UHS. As of December 31, 2009, we had no salaried employees although our officers do receive stock-based compensation. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2009, 61% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2009). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

Should we be unable to comply with the strict income distribution requirements applicable to REITs utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition.

To obtain the favorable tax treatment associated with qualifying as a REIT, in general, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. To meet the distribution requirements necessary to achieve the tax benefits associated with qualifying as a REIT, we could be required to: (i) seek borrowed funds even if conditions are not favorable for borrowing; (ii) issue equity which could have a dilutive effect on the future dividends and share value of our existing shareholders; (iii) divest assets that we might have otherwise decided to retain, and/or; (iv) forgo attractive investment opportunities that we might have otherwise pursued. Securing funds through these other non-operating means could adversely affect our financial condition and future results of operations.

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

Ownership limitations and anti-takeover provisions in our declaration of trust and bylaws and under Maryland law and in our Leases with UHS may delay, defer or prevent a change in control or other transactions that could provide shareholders with a take-over premium. We are subject to significant anti-takeover provisions.

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

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, which governs the leases of all hospital properties with subsidiaries of UHS includes a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market values. The exercise of this purchase option may result in a less favorable rate of return than the rental revenue currently earned on such facilities.

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

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our financial position or results of operations.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table shows our investments in hospital facilities leased to UHS and other non-related parties. The second table provides information related to various properties in which we have significant investments, and/or which generate a significant portion of our net income, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

Hospital Facilities	Type of facility	Number of available beds @ 12/31/09						Lease Term
Facility Name and Location			Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
			2009	2008	2007	2006	2005
Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	122	77%	77%	67%	85%	87%	$2,648,000	2011	20

McAllen Medical Center(3) McAllen, Texas	Acute Care	368	43%	50%	51%	52%	59%	5,485,000	2011	20

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	158	71%	74%	78%	77%	73%	3,030,000	2011	20

The Bridgeway North Little Rock, Arkansas	Behavioral Health	114	79%	83%	94%	92%	96%	930,000	2014	10

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	60%	55%	57%	53%	74%	885,000	2014	10

Kindred Hospital Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	61%	63%	—	—	—	667,000	2019	25

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	84	45%	44%	38%	46%	47%	1,399,000	2011	15

Other Significant Investments				Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent	End of initial or renewed term(4)	Renewal term (years)
Facility Name and Location		2009	2008	2007	2006	2005
Desert Springs Medical Plaza(4) Las Vegas, Nevada	MOB	74%	78%	77%	96%	100%	$801,000	2010- 2025	Various

Deer Valley Medical Office I Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	2,043,000	2010- 2017	Various

Deer Valley Medical Office II(5) Phoenix, Arizona	MOB	53%	—	—	—	—	1,266,000	2019- 2024	Various

Spring Valley MOB I(4) Las Vegas, Nevada	MOB	96%	96%	95%	91%	82%	751,000	2010- 2018	Various

Spring Valley MOB II(4) Las Vegas, Nevada	MOB	51%	50%	50%	—	—	679,000	2014- 2018	Various

Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	95%	98%	98%	98%	100%	1,109,000	2010- 2014	Various

Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	100%	100%	100%	100%	100%	1,594,000	2010- 2014	Various

Summerlin Hospital MOBIII(4,6) Las Vegas, Nevada	MOB	63%	—	—	—	—	1,234,000	2014- 2019	Various

Sheffield Medical Building Atlanta, Georgia	MOB	73%	77%	82%	86%	85%	1,138,000	2010- 2019	Various

St. Mary’s Professional Office Building Reno, Nevada	MOB	99%	97%	95%	92%	77%	3,985,000	2012- 2025	Various

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2009. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude the net revenues of McAllen Heart Hospital from the bonus rent calculation. In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. The revenues of South Texas Behavioral Health Center are excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rate shown for this facility for 2009 was besed upon the combined number of beds and McAllen Medical Center and McAllen Heart Hospital. The average occupancy rates shown for this facility in all other years presented were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center.
(4)	The real estate assets of this facility are owned by a LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(5)	This MOB was completed and opened during the second quarter of 2009 and the occupancy shown is the average since the opening date.
(6)	This MOB was completed and opened during the first quarter of 2009 and the occupancy shown is the average since the opening date.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

	Total RSF	Available for Lease Jan. 1, 2010	Percentage of RSF with lease expirations
			2010	2011	2012	2013	2014	2015 and Later
Hospital Investments
McAllen Medical Center	422,276	0%	0%	100%	0%	0%	0%	0%
Wellington Regional Medical Center	196,489	0%	0%	100%	0%	0%	0%	0%
Southwest Healthcare System—Inland Valley Campus	124,644	0%	0%	100%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	100%	0%	0%	0%	0%
The Bridgeway	77,901	0%	0%	0%	0%	0%	100%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	0%	0%	100%	0%
Kindred Hospital, Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,084,004	0%	0%	79%	0%	0%	14%	7%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs	201,108	19%	17%	19%	13%	8%	9%	15%
Saint Mary’s Professional Office Building	190,247	1%	0%	0%	2%	0%	0%	97%
Edwards Medical Plaza	141,945	17%	18%	2%	29%	14%	7%	13%
700 Shadow Lane and Goldring MOBs	116,834	18%	29%	5%	19%	16%	3%	10%
Centinela Medical Buildings	103,353	22%	24%	18%	6%	7%	19%	4%
Suburban Medical Plaza II	102,818	2%	0%	32%	4%	2%	21%	39%
Desert Springs Medical Plaza	102,128	29%	29%	8%	18%	5%	0%	11%
Centennial Hills Medical Office Building I	96,732	32%	0%	0%	5%	20%	20%	23%
Thunderbird Paseo Medical Plaza I & II	96,569	3%	15%	14%	27%	24%	5%	12%
Summerlin Hospital Medical Office Building II(c)	92,313	0%	19%	28%	34%	14%	5%	0%
Canyon Springs Medical Plaza	91,957	8%	0%	0%	14%	0%	2%	76%
Summerlin Hospital Medical Office Building I	89,636	8%	40%	16%	15%	11%	10%	0%
Vista Medical Terrace & The Sparks Medical Building	86,378	31%	19%	7%	25%	0%	2%	16%
Papago Medical Park	79,607	13%	36%	2%	5%	22%	9%	13%
Summerlin Hospital Medical Office Building III(d)	77,653	37%	0%	0%	0%	0%	37%	26%
Deer Valley Medical Office II	77,264	0%	10%	0%	61%	6%	0%	23%
Deer Valley Medical Office III	76,921	31%	0%	0%	0%	0%	0%	69%
Mid Coast Hospital MOB	74,629	0%	0%	16%	0%	12%	0%	72%
Sheffield Medical Building	71,940	34%	16%	10%	29%	6%	0%	5%
Rosenberg Children’s Medical Plaza	66,231	0%	10%	7%	7%	51%	0%	25%
Sierra San Antonio Medical Plaza	59,160	32%	0%	18%	0%	12%	4%	34%
Palmdale Medical Plaza(a)	58,150	25%	0%	0%	0%	59%	16%	0%
Spring Valley Medical Office Building	57,828	7%	33%	11%	30%	11%	5%	3%
Spring Valley Medical Office Building II	57,556	47%	0%	0%	0%	0%	10%	43%
Southern Crescent Center II(b)	53,680	6%	76%	0%	8%	0%	0%	10%
Desert Valley Medical Center	53,625	10%	28%	30%	15%	6%	5%	6%
Auburn Center II	42,408	25%	0%	0%	0%	0%	75%	0%
Southern Crescent Center I	41,400	52%	4%	0%	22%	0%	22%	0%
Cypresswood Professional Center	40,082	13%	0%	0%	17%	0%	12%	58%
Medical Center of Western Connecticut	36,341	0%	11%	0%	0%	5%	17%	67%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza	26,901	13%	9%	9%	13%	34%	0%	22%
Santa Fe Professional Plaza	25,300	39%	11%	5%	27%	12%	0%	6%
Professional Bldg at King’s Crossing	24,414	43%	0%	20%	6%	0%	0%	31%
Cobre Valley Medical Plaza	21,882	0%	15%	5%	63%	17%	0%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	100%	0%	0%	0%	0%	0%
Orthopaedic Specialists of Nevada Building	11,000	0%	100%	0%	0%	0%	0%	0%
Family Doctor’s MOB	9,155	0%	0%	100%	0%	0%	0%	0%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	0%	0%	0%	100%

Sub-total Other Investments	2,739,136	16%	15%	9%	14%	10%	8%	28%

Total	3,823,140	11%	11%	29%	10%	7%	10%	22%

(a)	The Palmdale Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in June, 2013.
(b)	The Southern Crescent Center II has a master lease agreement that is applicable to 76% of the building that is scheduled to expire in June, 2010.
(c)	The Summerlin Hospital Medical Office Building II has a master lease provision that expires on September 30, 2010 which covers all vacancies.
(d)	The Summerlin Hospital Medical Office Building III has a 25% flex lease commitment as well as a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in February, 2014.

The average effective annual rental per square foot for our hospital properties was $17.81 during 2009 as compared to $17.54 during 2008, based upon consolidated revenues and total square footage for the hospital facilities. The average effective annual rental per square foot related to our MOBs and childcare centers was $26.92 during 2009 as compared to $25.77 during 2008, based upon the consolidated and unconsolidated revenues and the estimated average occupied square footage for all of our MOBs and childcare centers. On a combined basis, based upon all consolidated and unconsolidated revenues and estimated average occupied square footage, the average effective annual rental per square foot for our properties on a portfolio basis was $24.01 during 2009 as compared to $23.07 during 2008. The estimated average occupied square footage for 2009 was calculated by averaging the unavailable rentable square footage on January 1, 2009 and January 1, 2010. The estimated average occupied square footage for 2008 was calculated by averaging the unavailable rentable square footage on January 1, 2008 and January 1, 2009.

During 2009, each of three UHS-related hospitals (McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus) generated revenues that comprised more than 10% of our consolidated revenues. As of December 31, 2009, McAllen Medical Center and Wellington Regional Medical Center had book values of approximately 10% or greater of our total assets. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2009. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2009, based upon average occupied square feet for McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus:

Property	2009 Average Occupied Square Feet	2009 Revenues	2009 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,199,000	$17.05
Wellington Regional Medical Center	196,489	$4,235,000	$21.55
Southwest Healthcare System-Inland Valley Campus	124,644	$3,743,000	$30.03

The following table sets forth lease expirations for each of the next ten years:

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
Hospital properties
2010	0	0	$0	0%
2011	858,963	4	$12,537,000	16%
2012	0	0	$0	0%
2013	0	0	$0	0%
2014	155,341	2	$1,750,000	3%
2015	0	0	$0	0%
2016	0	0	$0	0%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	69,700	1	$644,000	1%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,084,004	7	$14,931,000	20%

Other consolidated properties
2010	99,936	16	$2,716,000	4%
2011	47,378	14	$1,425,000	2%
2012	73,739	23	$2,134,000	3%
2013	53,584	9	$1,490,000	2%
2014	62,051	7	$1,583,000	2%
2015	51,677	7	$1,328,000	2%
2016	21,741	3	$494,000	0%
2017	6,588	1	$232,000	0%
2018	1,551	1	$41,000	0%
2019	19,200	2	$676,000	1%
Thereafter	16,463	2	$295,000	0%

Subtotal-other consolidated properties	453,908	85	$12,414,000	16%

Other unconsolidated properties (MOBs)
2010	301,069	122	$7,902,000	10%
2011	195,189	74	$5,269,000	7%
2012	300,694	89	$8,037,000	10%
2013	220,187	64	$6,308,000	8%
2014	161,082	47	$3,752,000	5%
2015	40,603	14	$1,093,000	2%
2016	108,034	18	$2,867,000	4%
2017	109,145	16	$3,196,000	4%
2018	73,469	14	$2,176,000	3%
2019	40,726	10	$970,000	1%
Thereafter	284,862	21	$7,538,000	10%

Subtotal-other unconsolidated properties	1,835,060	489	$49,108,000	64%

Total all properties	3,372,972	581	$76,453,000	100%

(1)	Based upon 2009 rental revenue excluding the bonus rental revenue earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests.
(2)	Percentages based upon 2009 rental revenues, excluding the bonus rental earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests.

ITEM 3.	Legal Proceedings

None

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2009 and 2008 are summarized below:

	2009		2008
	High Price	Low Price	High Price	Low Price
First Quarter	$34.32	$25.11	$36.78	$31.43
Second Quarter	$33.94	$30.08	$36.10	$30.00
Third Quarter	$35.28	$29.49	$39.14	$30.64
Fourth Quarter	$32.55	$30.27	$38.27	$23.27

Holders

As of January 31, 2010, there were approximately 486 shareholders of record of our shares of beneficial interest.

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

	2009	2008
First Quarter	$.590	$.580
Second Quarter	.595	.585
Third Quarter	.595	.585
Fourth Quarter	.600	.590

	$2.38	$2.34

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2004.

Company Name/Index	Base Period Dec 2004	INDEXED RETURNS Years Ending
		Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009
Universal Health Realty Income Trust	$100	$104.29	$138.18	$134.10	$133.46	$140.05
S&P 500 Index	$100	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group	$100	$96.80	$138.95	$138.86	$129.81	$156.16

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2009. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2009	2008	2007	2006	2005
Operating Results:
Total revenue(1)	$31,914	$29,184	$27,960	$31,714	$32,590
Income from continuing operations	18,576	11,653	19,664	34,428	25,131
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	—	—	2,527	269	292

Net income	$18,576	$11,653	$22,191	$34,697	$25,423

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$154,540	$154,649	$143,797	$143,363	$152,865
Investments in LLCs(1)	61,934	56,462	52,030	47,223	29,572
Total assets(1)	228,825	221,056	199,749	194,139	196,889
Total indebtedness(1)(2)	84,267	71,692	36,617	26,337	35,548
Other Data:
Funds from operations(3)	$33,325	$24,996	$29,066	$28,930	$29,202
Cash provided by (used in):
Operating activities	24,984	21,769	22,767	24,702	25,303
Investing activities	(12,362)	(26,923)	(4,336)	(2,404)	8,408
Financing activities	(10,202)	4,641	(18,098)	(23,217)	(35,582)
Per Share Data:
Basic earnings per share:
From continuing operations	$1.56	$0.98	$1.66	$2.92	$2.14
From discontinued operations	—	—	0.21	0.02	0.02

Total basic earnings per share	$1.56	$0.98	$1.87	$2.94	$2.16

Diluted earnings per share:
From continuing operations	$1.56	$0.98	$1.66	$2.90	$2.13
From discontinued operations	—	—	0.21	0.02	0.02

Total diluted earnings per share	$1.56	$0.98	$1.87	$2.92	$2.15

Dividends per share	$2.380	$2.340	$2.300	$2.260	$2.175

Other Information (in thousands)
Weighted average number of shares outstanding—basic	11,891	11,851	11,818	11,784	11,764
Weighted average number of shares and share equivalents outstanding—diluted	11,897	11,882	11,875	11,866	11,841

(1)

As a result of the expiration of the master lease arrangements between UHS and two LLCs in which we hold majority non-controlling ownership interests, during the fourth quarter of 2006, we began recording the financial results of these LLCs on an unconsolidated basis. Also, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that opened during the third quarter of 2008, this LLC is included in our consolidated financial statements on a consolidated basis. Additionally, as a result of a master lease arrangement between a subsidiary of UHS and a LLC that owns a medical office building that was under construction at December 31, 2008 and opened during the first quarter of 2009, this LLC is also included in our consolidated financial statements on a consolidated basis. There was no impact on our net income as a result of recording these LLCs on an unconsolidated or a consolidated basis. Our consolidated balance sheets included the assets, liabilities and third-party debt (that is non-recourse to us) related to these LLCs.

(2)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $251.4 million as of December 31, 2009, $230.5 million as of December 31, 2008; $214.9 million as of December 31, 2007; $180.9 million as of December 31, 2006, and; $152.3 million as of December 31, 2005. (See Note 8 to the consolidated financial statements).
(3)	Our funds from operations (“FFO”) during 2008 includes a reduction for a $4.6 million provision for asset impairment recorded during 2008, as mentioned herein.

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

A reconciliation of our reported net income to FFO is shown below:

	(000s)
	2009	2008	2007	2006	2005
Net income	$18,576	$11,653	$22,191	$34,697	$25,423
Depreciation and amortization expense:
Consolidated investments	6,283	5,832	5,167	5,314	5,379
Unconsolidated affiliates	8,466	7,511	5,990	4,613	4,012
Discontinued operations	—	—	—	124	124
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	—	—	(1,860)	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	—	(1,748)	(13,958)	—
Property damage recovered from UHS-Wellington	—	—	—	—	(4,693)
Gains recorded by unconsolidated affiliates	—	—	(264)	—	(1,043)
Gain on sale of real property, included in income from discontinued operations	—	—	(2,270)	—	—

FFO	$33,325	$24,996	$29,066	$28,930	$29,202

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of December 31, 2009, we have fifty-one real estate investments or commitments in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty medical office buildings (including two under construction), and;

•	four preschool and childcare centers.

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

•	a subsidiary of UHS is our Advisor and our officers are all employees of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities;

•

failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property (see Item 1A. Risk Factors for disclosure related to Southwest Healthcare System’s agreement and pending survey results with the Center for Medicare and Medicaid Services);

•

the potential unfavorable impact on our business of continued deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business;

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

•

government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being proposed;

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

Real Estate Investments:    On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the useful lives of the buildings and capital improvements. The value of intangible assets is amortized over the remaining lease term.

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

At December 31, 2009, we have non-controlling equity investments or commitments in thirty-one LLCs which own medical office buildings (“MOBs”). As of December 31, 2009, we accounted for: (i) twenty-eight of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) three of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, In. (“UHS”), a related party to us. One of these consolidated LLCs owns a medical office building which was completed and opened during 2009.

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

The three LLCs that we account for on a consolidated basis are as follows:

LLC	Facility Name	Non-controlling Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)
Banburry Medical Properties	Summerlin Hospital MOB III	95%	Fourth quarter of 2008(c)

(a)	This MOB has a master lease provision that is scheduled to expire on September 30, 2010; therefore, beginning in the fourth quarter of 2010, this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.
(b)	Newly constructed facility that was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.
(c)	Newly constructed facility that was completed and opened during the first quarter of 2009. During the first quarter of 2010, the master lease threshold at this facility was met; therefore, beginning in the first quarter of 2010, this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation requirements.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2009 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Independent Trustees. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to a comparable industry peer group, the Advisory Agreement was renewed for 2010 and the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 51%, 55% and 57% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for 20%, 21% and 24% of the combined consolidated and unconsolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, eleven of the MOBs, plus one additional MOB currently under construction, owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements – Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Year ended December 31, 2009 as compared to the year ended December 31, 2008:

For the year ended December 31, 2009, net income was $18.6 million, or $1.56 per diluted share, as compared to $11.7 million, or $0.98 per diluted share for the year ended December 31, 2008. The increase in net income of $6.9 million, or $0.58 per diluted share, during 2009 as compared to 2008, was primarily attributable to:

•	a favorable change of $4.6 million, or $.39 per diluted share, resulting from the provision for asset impairment recorded during 2008 on a certain medical office building complex, as discussed below;

•

a favorable change of $1.0 million, or $0.09 per diluted share, resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at several of our unconsolidated LLCs, including the effect of a favorable adjustment resulting from a change in estimate to the accrued operating expenses of a certain LLC;

•	a favorable change of approximately $250,000, or $0.02 per diluted share, resulting from an increase in bonus rentals from UHS hospital facilities;

•

a favorable change of approximately $400,000, or $0.03 per diluted share, resulting from a decrease in interest expense incurred on our revolving credit facility resulting from a decrease in borrowing rates, partially offset by an increase in the average outstanding borrowings;

•

a net favorable change of approximately $150,000, or $0.01 per diluted share, resulting from the increased net income generated at two consolidated, newly constructed MOBs that were completed and opened during the third quarter of 2008 and first quarter of 2009, and;

•	other combined net favorable changes of approximately $500,000, or $0.04 per diluted share.

Total revenue increased approximately $2.7 million to $31.9 million during 2009 as compared to $29.2 million during 2008. The increase was primarily attributable to: (i) an increase of approximately $600,000 in revenues generated at Palmdale Medical Plaza, which opened during the third quarter of 2008; (ii) approximately

$1.2 million of revenues generated at Summerlin Hospital Medical Office Building III, which opened during the first quarter of 2009; (iii) an increase of approximately $250,000 in bonus rental revenue from the UHS hospital facilities, and; (iv) an increase of approximately $650,000 in combined net favorable changes at various other consolidated MOBs.

Depreciation and amortization expense increased approximately $500,000 during 2009 as compared to 2008, due primarily to the expense recorded in connection with the above-mentioned recently opened MOBs.

Interest expense, net of interest income, increased $57,000 during 2009 as compared to 2008. The net increase in interest expense was primarily due to: (i) a decrease of approximately $400,000 incurred on our revolving credit facility resulting from a decrease in borrowing rates, partially offset by an increase in the average outstanding borrowings, and; (ii) an increase of approximately $500,000 resulting from the debt associated with the Palmdale Medical Plaza and Summerlin Hospital Medical Office Building III. The increased borrowings under our revolving credit agreement were primarily attributable to the funding of investments in LLCs and additions to real estate investments.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.9 million and $4.0 million during 2009 and 2008, respectively. The $900,000 increase in other operating expenses during 2009 as compared to 2008 are primarily attributable to: (i) the opening of Palmdale Medical Plaza during the third quarter of 2008; (ii) the opening of Summerlin Hospital Medical Office Building III during the first quarter of 2009, and; (iii) an increase in general maintenance expenses at various MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income. During 2009, $2.9 million, or 59% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2008, $2.5 million, or 62% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. The decrease in the percentage of operating expenses passed on directly to tenants during 2009, as compared to 2008, was primarily due to the opening of the Palmdale Medical Plaza and Summerlin Hospital MOB II during the third quarter of 2008 and first quarter of 2009, respectively, which have no expense reimbursements pursuant to the portion of revenue covered by the master lease arrangements.

During 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $3.1 million and $2.1 million, respectively. The $1.0 million increase during 2009 as compared to 2008 is primarily due to increased income generated at several of our unconsolidated LLCs, including the effect of a favorable adjustment resulting from a change in estimate to the accrued operating expenses of an LLC.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease which is scheduled to occur in June, 2010; (ii) the occupancy and projected occupancy of the buildings, and; (iii) the anticipated unfavorable impact on the region and the properties resulting from the loss of the school district’s accreditation during 2008. Given the local market conditions, we believe it is probable that the master lease (which has been in effect since 2000 on one of these properties) will not be renewed upon its expiration in June, 2010. In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. During each of 2009, 2008 and 2007, our revenues, net income and net cash provided by operating activities included approximately $1.1 million in connection with the terms of this master lease agreement. The combined fair value of these properties was determined based upon the present value of their expected future cash flows.

Our funds from operations (“FFO”) increased $8.3 million to $33.3 million during 2009 as compared to $25.0 million during 2008. The increase was due to: (i) the $4.6 million provision for asset impairment recorded during 2008, as mentioned above; (ii) a favorable change of $2.0 million resulting from an increase in equity in income of unconsolidated LLCs, as discussed above, which includes the add-back of increased depreciation expense associated with these entities, and; (iii) $1.7 million of other combined net favorable changes including the a net increase of approximately $600,000 resulting from the increased net income, which includes the add-back of depreciation expense, associated with two consolidated, newly constructed MOBs that were completed and opened during the third quarter of 2008 and first quarter of 2009.

Below is a reconciliation of our reported net income to FFO for 2009 and 2008 (in thousands):

	2009	2008
Net income	$18,576	$11,653
Depreciation and amortization expense:
Consolidated investments	6,283	5,832
Unconsolidated affiliates	8,466	7,511

Funds From Operations	$33,325	$24,996

Year ended December 31, 2008 as compared to the year ended December 31, 2007:

For the year ended December 31, 2008, net income was $11.7 million, or $0.98 per diluted share, as compared to $22.2 million, or $1.87 per diluted share for the year ended December 31, 2007. The decrease in net income of $10.5 million, or $.89 per diluted share, during 2008 as compared to 2007, was primarily attributable to:

•

an unfavorable change of $4.6 million, or $.39 per diluted share, resulting from the provision for asset impairment recorded during 2008 on a certain medical office building complex in Georgia, as discussed above;

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

During 2008, we recorded an asset impairment charge of $4.6 million in connection with the Southern Crescent Medical Office Buildings I and II, as discussed above.

Interest expense, net of interest income, increased $642,000 during 2008, as compared to 2007, due primarily to: (i) an increase in our average borrowings outstanding under our revolving credit agreement, partially offset by a decrease in our average borrowing rate, and; (ii) the interest incurred on the term loan related to the newly constructed Palmdale Medical Plaza. The increased borrowings under our revolving credit agreement were used primarily to fund the acquisition of Kindred Hospital-Corpus Christi during the first quarter of 2008 and investments in various LLCs as discussed herein.

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
Depreciation and amortization expense:
Consolidated investments	5,832	5,167
Unconsolidated affiliates	7,511	5,990
Less gains:
Gain on sale of real property, included in income from discontinued operations	—	(2,270)
Gain on LLC’s sale of real property	—	(264)
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	(1,748)

Funds From Operations	$24,996	$29,066

Effects of Inflation

Inflation has not had a material impact on our results of operations over the last three years. However, since the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs, we and the operators of our hospital facilities cannot predict the impact that future economic conditions may have on our/their ability to contain future expense increases. Depending on general economic and labor market conditions, the operators of our hospital facilities may experience unfavorable labor market conditions, including a shortage of nurses which may cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Their ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local law which have been enacted that, in certain cases, limit their ability to increase prices. Therefore, there can be no assurance that these factors will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us.

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

Liquidity and Capital Resources

Year ended December 31, 2009 as compared to December 31, 2008:

Net cash provided by operating activities

Net cash provided by operating activities was $25.0 million during 2009 as compared to $21.8 million during 2008. The $3.2 million increase was attributable to:

•

a favorable change of $2.9 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, restricted/stock-based compensation and provision for asset impairment). This increase was primarily due to: (i) an increase of $1.0 million in our equity in income of LLCs, as discussed above in Results of Operations; (ii) a $400,000 decrease in interest expense on our revolving credit facility, as discussed above; (iii) an increase of approximately $250,000, resulting from an increase in bonus rental from the UHS hospital facilities; (iv) a net increase of approximately $600,000 resulting from the increased net income, which includes the add-back of depreciation expense, associated with two consolidated, newly constructed MOBs that were completed and opened during the third quarter of 2008 and first quarter of 2009, and; (v) other combined net favorable changes of approximately $650,000.

•	a favorable change of approximately $1.1 million in rent receivable primarily resulting from the timing of base rental payments from UHS;

•	an unfavorable change of $477,000 in accrued expenses and other liabilities, as discussed below, and;

•	other combined unfavorable changes of approximately $300,000.

The $477,000 unfavorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend equivalent rights (“DERs”) during 2009, partially offset by various other net favorable changes. In order to meet certain recent changes in tax law requirements, the current payment of DERs will be made in the years in which dividends are declared and paid, or, if later, when the DERs become vested. DERs that were accrued as of December 31, 2008 with respect to previously vested DERs, were paid in January, 2009. DERs that were accrued as of December 31, 2009, with respect to vested DERs, were paid in December, 2009.

Net cash used in investing activities

Net cash used in investing activities was $12.4 million during 2009 as compared to $26.9 million during 2008.

2009:

During 2009, we used $12.4 million of net cash in investing activities as follows:

•	We spent $11.0 million to fund equity investments in unconsolidated LLCs as follows:

•	$3.5 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.9 million invested in the LLC that owns the Auburn Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$1.4 million invested in the LLC that owns the Centennial Hills Medical Office Building in which we have a 95% non-controlling equity interest;

•	$1.4 million invested in the master LLC which governs four unconsolidated LLCs in which we have a 90% non- controlling equity interest;

•	$736,000 invested in the LLC that owns the Vista Medical Terrace and the Sparks Medical Building in which we have a 95% non-controlling equity interest;

•	$707,000 invested in the LLC that owns the Spring Valley Hospital Medical Office Building II in which we have a 95% non-controlling equity interest;

•	$610,000 invested in the LLC that owns the BRB Medical Office Building in which we have a 95% non-controlling equity interest, and;

•	$762,000 invested in various other LLCs in which we own a non-controlling equity interest.

•	We spent $6.9 million on additions to real estate investments as follows:

•	$2.6 million funded to complete construction on the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$1.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008;

•	$1.5 million funded for refurbishments of an MOB that were completed during the first quarter of 2010;

•	$400,000 funded for tenant improvements at an MOB, and;

•	$500,000 in other capital additions.

•	We spent $2.1 million to fund advances to unconsolidated LLCs as follows:

•	$1.0 million advance made to an existing LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest;

•	$529,000 advance made to an LLC that owns the Texoma Medical Plaza located in Denison, Texas, in which we have a 95% non-controlling equity interest;

•	$467,000 advanced to an existing LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest, and;

•	$146,000 advanced made to an existing LLC that owns the Mid Coast Hospital MOB located in Brunswick, Maine, in which we have a 74% non-controlling equity interest.

•	We received $2.8 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$2.6 million received from the LLC that owns the Summerlin Hospital Medical Office Building, in which we have a 95% non-controlling equity interest, and;

•	$229,000 received from the LLC that owns the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest.

•	We received $4.1 million of cash distributions in excess of income related to our unconsolidated LLCs.

•	We received $781,000 in repayments of advances previously provided to unconsolidated LLCs.

2008:

During 2008, we used $26.9 million of net cash in investing activities as follows:

•	We spent $13.8 million on additions to real estate investments as follows:

•	$9.8 million funded at a consolidated LLC that constructed the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$3.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008, and;

•	$100,000 in other capital additions.

•	We spent $7.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$2.3 million invested for a 95% non-controlling ownership interest in the LLC that purchased the Vista Medical Terrace and the Sparks Medical Building, located in Sparks, Nevada;

•	$1.3 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.2 million invested in the LLC that owns the Centennial Hills Medical Office Building I, in which we have a 95% non-controlling equity interest;

•	$720,000 invested in the master LLC which governs four unconsolidated LLCs in which we have a 90% non- controlling equity interest;

•	$658,000 invested in the LLC that owns the Deer Valley Medical Office Building II in which we have a 90% non-controlling equity interest, and;

•	$938,000 invested to various LLCs in which we own a non-controlling equity interest.

•	We spent $4.7 million on the acquisition of Kindred Hospital-Corpus Christi, during the first quarter of 2008.

•	We spent $4.0 million as an advance to our third-party partners, as discussed below.

•	We spent $3.1 million to fund advances to unconsolidated LLCs as follows:

•	$1.6 million advance made to an existing LLC that owns Sierra San Antonio Medical Plaza located in Fontana, California, in which we have a 95% non-controlling equity interest;

•	$1.0 million advance made to an existing LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest, and;

•	$540,000 advance made to an existing LLC that owns the Mid Coast Hospital MOB located in Brunswick, Maine, in which we have a 74% non-controlling equity interest.

•	We received $2.5 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$1.3 million received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest, and;

•	$1.2 million received from the LLC that owns the Canyon Spring Medical Plaza, in which we have a 95% non-controlling equity interest.

•	We received $3.1 million of cash distributions in excess of income related to our unconsolidated LLCs.

•	We received $232,000 in repayments of advances previously provided to unconsolidated LLCs.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through December 31, 2009.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities was ($10.2 million) during 2009 as compared to $4.6 million during 2008.

During 2009, we received: (i) $9.8 million of net borrowings on our revolving line of credit; (ii) $3.2 million of additional net borrowings from other loans payable of consolidated LLCs that are non-recourse to us; (iii) $5.9 million, net of expenses, from the issuance of shares of beneficial interest, $5.3 million of which related to our equity issuance program (as discussed below) and the majority of the remaining $600,000 was related to our dividend reinvestment program; (iv) $51,000 of capital contributions from non-controlling interests. Additionally, during 2009, we paid: (i) $215,000 on mortgage notes payable that are non-recourse to us; (ii) $346,000 as settlement of accrued dividend equivalent rights, as discussed above; (iii) $237,000 of repayments on mortgage notes payable of consolidated LLCs, and; (iv) $28.4 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 184,600 shares at an average price of $31.28 per share during the fourth quarter of 2009 which generated approximately $5.6 million of net cash proceeds (net of compensation of approximately $173,000 to Merrill Lynch as well as other fees).

During 2008, we had $4.6 million of net cash provided by financing activities as follows: (i) borrowed $22.2 million, net of repayments, on our revolving line of credit; (ii) paid $27.7 million in dividends; (iii) borrowed $9.9 million pursuant to term and construction loans payable of consolidated LLCs that are non-recourse to us; (iv) borrowed $68,000, net of repayments, from a third-party partner; (v) repaid $218,000 of mortgage notes payable of a consolidated LLC that is non-recourse to us; (vi) repaid $189,000 of mortgage notes payable that is non-recourse to us; (vii) received $73,000 of capital contributions from non-controlling interests, and; (viii) generated $529,000 from the issuance of shares of beneficial interest from our dividend reinvestment plan.

Year ended December 31, 2008 as compared to December 31, 2007:

Net cash provided by operating activities

Net cash provided by operating activities was $21.8 million during 2008 as compared to $22.8 million during 2007. The $1.0 million decrease was attributable to:

•

an unfavorable change of $1.0 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, restricted/stock-based compensation expense, provision for asset impairment, gain on sale of property, gain on sale of property by a LLC and replacement property recovered from UHS-Chalmette). This decrease was primarily due to: (i) an increase of $642,000 in interest expense, resulting primarily from increased borrowings, including the mortgage debt on the newly constructed Palmdale Medical Plaza which was completed and opened during 2008, and; (ii) a decrease of $505,000 in our equity in income of LLCs (excluding the $264,000 gain on sale of real property by a LLC during 2007), as discussed above in Results of Operations.

•	an unfavorable change of $1.4 million in rent receivable primarily resulting from the timing of base rental payments from UHS which were received in early January, 2009;

•

a favorable change of $1.2 million in accrued expenses and other liabilities due primarily to the unfavorable impact resulting from the exercise and settlement of accrued dividend equivalent rights during 2007, and;

•	other combined favorable changes of approximately $200,000.

Net cash used in investing activities

Net cash used in investing activities was $26.9 million during 2008, as discussed above, as compared to $4.3 million during 2007.

2007:

During 2007, we used $4.3 million of net cash in investing activities as follows:

•	We spent $16.7 million to fund advances to unconsolidated LLCs as follows:

•

$8.5 million advance (which was fully repaid during 2007) made to an existing LLC that owns Thunderbird Paseo Medical Plaza I and II located in Glendale, Arizona, in which we have a 75% non-controlling equity interest;

•	$3.1 million advance made to the LLC that owns the Spring Valley Medical Building II, an existing LLC in which we have a 95% non-controlling equity interest;

•	$5.0 million advance made to the LLC that owns Desert Springs Medical Plaza, an existing LLC in which we have a 99% non-controlling equity interest, and;

•	$120,000 advance (which was fully repaid during 2008) made to the LLC that owns the Spring Valley Medical Building I, an existing LLC in which we have a 95% non-controlling equity interest.

•	We spent $8.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$4.0 million invested in the LLC that owns the Canyon Springs Medical Plaza in which we have a 95% non-controlling equity interest;

•	$1.7 million invested in the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$765,000 invested in exchange for a 95% non-controlling equity interest in a LLC that owns the Cobre Valley Medical Plaza;

•	$748,000 invested in the LLC that owns 700 Shadow Lane and Goldring Medical Office Buildings in which we have a 98% non-controlling equity interest;

•	$495,000 invested in the master LLC, which governs four unconsolidated LLCs, in which we have a 90% non-controlling equity interest;

•	$380,000 invested in the LLC that owns the Centennial Hills Medical Office Building I, which was completed during the fourth quarter of 2007, in which we have a 95% non-controlling equity interest;

•	$74,000 invested in the LLC that will construct and own the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$95,000 invested in the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest.

•	We spent $7.2 million to fund capital additions at certain of our consolidated real estate investments as follows:

•	$5.8 million funded at a consolidated LLC that developed, constructed, owns and operates the Palmdale Medical Plaza;

•	$760,000 funded in connection with the Inland Valley additions in excess of $11.0 million, related to the Chalmette asset exchange and substitution transaction, as discussed herein, and;

•	$669,000 of other capital additions.

•	We received $10.0 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.6 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we own a 75% non-controlling equity interest;

•	$485,000 received from the LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest;

•	$696,000 received from the LLC that owned the Rio Rancho Medical Center in which we owned a 80% non-controlling equity interest. This LLC was sold during the first quarter of 2007;

•	$219,000 received from the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest, and;

•	$50,000 received from the LLC that owns the Suburban Medical Plaza II in which we have a 33% non-controlling equity interest.

•	We received $7.2 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$5.4 million received from the LLC that owns the Thunderbird Paseo Medical Plaza I and II, in which we have a 75% non-controlling equity interest;

•	$998,000 received from the LLC that owns the Canyon Springs Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$829,000 received from the LLC that owns the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest, and;

•	$77,000 received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest.

•	We received $7.3 million of cash proceeds in connection with the sale of real property.

•	We received $2.2 million of cash distributions in excess of income and other cash activities related to our unconsolidated LLCs.

•	We received $1.1 million of cash distributions in connection with the sale of real property by a LLC.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $4.6 million during 2008, as discussed above, and ($18.1 million) during 2007.

During 2007, we used $18.1 million of net cash in financing activities as follows: (i) borrowed $3.2 million, net of repayments, on our revolving line of credit; (ii) paid $27.2 million in dividends; (iii) paid $527,000 in financing fees related to our new revolving credit agreement; (iv) paid $201,000 on a mortgage note payable of a consolidated LLC, that is non-recourse to us; (v) paid $132,000 on a mortgage note payable that is non-recourse to us; (vi) paid $236,000 for the repurchase of shares of beneficial interest; (vii) borrowed $5.8 million on a construction loan payable of a consolidated LLC, that is non-recourse to us; (viii) received $8,000 of capital contributions from non-controlling interests, and; (ix) generated $1.2 million of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for 2009, 2008 and 2007:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $25.0 million during 2009, $21.8 million during 2008 and $22.8 million during 2007. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense, provision for asset impairment, gains on sales of real property by us and our unconsolidated LLCs and replacement property recovered from UHS are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $4.1 million during 2009, $3.1 million during 2008 and $2.1 million during 2007, of cash distributions in excess of income from various unconsolidated LLCs which represent our share of the operating cash flow distributions from these entities.

Therefore, we generated $29.1 million during 2009, $25.0 million during 2008 and $24.9 million during 2007 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $28.4 million during 2009, $27.7 million during 2008 and $27.2 million during 2007. During 2009, the cash generated from the operating activities of our properties recorded on a consolidated and unconsolidated basis exceeded our dividends paid by $734,000. Our dividends paid exceeded the cash generated from operating activities of our properties recorded on a consolidated and unconsolidated basis by $2.7 million during 2008 and $2.3 million during 2007.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during each of the last three years. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($781,000 in 2009, $232,000 in 2008 and $10.0 million in 2007); (ii) cash distributions of refinancing proceeds from LLCs ($2.8 million in 2009, $2.5 million in 2008 and $7.3 million in 2007); (iii) net borrowings from loans payable of consolidated LLCs ($3.2 million during 2009, $9.9 million during 2008 and $5.8 million during 2007); (iv) net borrowings on our revolving credit agreement ($9.8 million in 2009, $22.2 million in 2008 and $3.2 million during 2007), and; (v) issuance of shares of beneficial interest ($5.9 million in 2009, $500,000 in 2008 and $1.2 million during 2007).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($11.0 million in 2009, $7.2 million in 2008 and $8.2 million in 2007); (ii) advances made to LLCs/third-party partners ($2.1 million in 2009, $7.1 million in 2008 and $16.7 million in 2007), and; (iii) additions to real estate investments and acquisition of real property ($6.9 million in 2009, $18.5 million in 2008 and $7.2 million in 2007).

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: the minimum required amount of dividends to be paid in order to maintain our REIT status, the projected operating results of our properties, including those owned in LLCs, and our anticipated future capital commitments. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and our Board of Trustees determined that our operating cash flows have been sufficient to fund our dividends payments during each of the past three years.

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

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2009, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

The Agreement contains a provision whereby the commitments will be reduced by 50% of the net proceeds generated from any new equity offering. During the fourth quarter of 2009, we had net equity proceeds of $5.3 million, therefore, the commitment has been reduced by $2.65 million and the total commitment is $97.35 million. At December 31, 2009, we had $48.8 million of outstanding borrowings and $24.7 million of letters of credit outstanding against the Agreement. We had $23.85 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2009. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $45.8 million in 2009, $27.0 million in 2008 and $11.3 million in 2007 with corresponding effective interest rates, including commitment fees of 1.4% in 2009, 3.9% in 2008 and 7.1% in 2007. The carrying amount and fair value of our Revolver was $48.8 million and $45.6 million, respectively, at December 31, 2009.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant		December 31, 2009
Tangible net worth	>$	127,650	$140,962
Debt to total capital(A)		< 55%	26%
Debt service coverage ratio(A)		> 1.25x	4.29x
Debt to cash flow ratio(A)		< 3.50x	1.41x

(A)	Excludes third-party debt that is non-recourse to us and related debt service.

As indicated on the contractual obligation table below, we also have three mortgages and two term loans, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2009, with a combined outstanding balance of $35.5 million.

Contractual Obligations:

The following table summarizes the schedule maturities of our outstanding borrowing under our revolving credit facility, the outstanding mortgages and term loans applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2009 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term debt—fixed(b):
Medical Center of Western Connecticut mortgage loan(a)	$3,418	$3,418	$—	$—	$—
Summerlin Hospital MOB II mortgage loan(a)	8,232	8,232	—	—	—
Kindred Hospital-Corpus Christi mortgage loan	3,259	63	137	157	2,902
Palmdale Medical Plaza term loan(e)	7,093	7,093	—	—	—
Summerlin Hospital MOB III term loan(f)	13,465	13,465	—	—	—

Subtotal long-term debt fixed	35,467	32,271	137	157	2,902

Long-term debt-variable(c)	48,800	—	48,800	—	—
Estimated future interest payments on debt outstanding as of December 31, 2009(d)	3,948	1,844	913	388	803
Equity and debt financing commitments(g)	28,551	28,551	—	—	—

Total contractual obligations	$116,766	$62,666	$49,850	$545	$3,705

(a)	Since we believe the terms of these loans are within current market underwriting criteria, at this time, we expect to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages and other loans, which are non-recourse to us, have a combined fair value of approximately $35.1 million as of December 31, 2009. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $251.4 million of combined third-party debt outstanding as of December 31, 2009, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)	Consists of $48.8 million of borrowings outstanding as of December 31, 2009 under the terms of our $100 million revolving credit agreement which matures of January 19, 2012.
(d)	Assumes that all debt outstanding as of December 31, 2009, including borrowings under the revolving credit agreement, three mortgage notes payable and two term loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2009. We have the right to repay borrowings under the revolving credit agreement and term loans at any time during the terms of the agreements, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving credit facility.
(e)	During 2009, this loan balance was reduced to $7.1 million and the maturity date was extended to July 31, 2010 at a fixed interest rate of 3.25%. This loan can be extended, at our option, for three years to July 31, 2013 at interest rates as provided for in the current loan agreement. Prior to the July 31, 2010 expiration, we expect to either exercise the three-year option, or, since we believe the terms of this loan are within current market underwriting criteria, we could elect to refinance this loan on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(f)	This construction loan was converted to a bridge loan in December, 2009, by exercising the first of two, one-year term loan renewal options to December 31, 2010, which carries a fixed rate of 2.798%. This loan can be extended at our option, for an additional, one-year term to December 31, 2011, at interest rates provided for in the current loan agreement. Prior to the December 31, 2010 expiration, we expect to either exercise the second one-year extension option to extend the maturity date to December 31, 2011, or, since we believe the terms of this loan are within the current market underwriting criteria, we could elect to refinance this loan on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(g)	As of December 31, 2009, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs. As of December 31, 2009, we had outstanding letters of credit amounting to $24.7 million which secured the majority of these equity and debt financing commitments. The $23.85 million of available borrowing capacity as of December 31, 2009, pursuant to the terms of our revolving credit facility, is net of the $24.7 million of standby letters of credit outstanding at that time. Our remaining financing commitments are as follows (in thousands):

Amount
Arlington Medical Properties	$1,157
Palmdale Medical Properties	3,828
Spring Valley Medical Properties II	1,663
Centennial Hills Medical Properties	4,397
Deerval Properties II	1,013
Banburry Medical Properties	4,948
Sparks Medical Properties	1,742
Texoma Medical Plaza	4,775
Auburn Medical Properties	2,788
BRB/E Building One, LLC	2,240

Total	$28,551

2010 Acquisition

During March of 2010, we invested $5.2 million for a 95% non-controlling ownership interest in a LLC that purchased the North Valley Medical Plaza located in Phoenix, Arizona.

Off Balance Sheet Arrangements

As of December 31, 2009, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2009 totaled $24.7 million consisting of: (i) $5.0 million related to the Banburry Medical Properties; (ii) $4.4 million related to Texoma Medical Plaza; (iii) $4.0 million related to Centennial Hills Medical Properties; (iv) $2.9 million related to Auburn Medical Properties; (v) $2.5 million related to Palmdale Medical Properties; (vi) $2.1 million related to BRB/E Building One; (vii) $1.5 million related to Sparks Medical Properties; (viii) $1.0 million related to Sierra Medical Properties; (ix) $884,000 related to Deerval Properties II, and; (x) $478,000 related to Arlington Medical Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2009, 2008 and 2007, we had no outstanding interest rate swap agreements.

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $449,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $469,000. The carrying value of amounts borrowed approximates fair value.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2009. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Fixed rate(a)(c)(d)(e)	$32,271	$66	$71	$76	$81	$2,902	$35,467
Weighted average interest rates	3.8%	6.5%	6.5%	6.5%	6.5%	6.0%	6.4%
Variable rate long-term debt(b)	$—	$—	$48,800	$—	$—	$—	$48,800
Weighted average interest rates	.99%	.99%	.99%	—	—	—	.99%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Consists of $48.8 million of borrowings outstanding under the terms of our $100 million revolving credit agreement.
(c)	$7.1 million of this fixed rate debt relates to a term loan on Palmdale Medical Plaza. This loan is scheduled to mature on July 31, 2010 and can be extended, at our option, for three years to July 31, 2013.
(d)	$13.5 million of this fixed rate debt relates to a construction loan on Summerlin Hospital MOB III facility. During December 2009, this loan was converted to a bridge loan for one year with a scheduled maturity date of December 31, 2010. This loan can be extended, at our option, for one year to December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Shareholders’ Equity and Cash Flows, together with the report of KPMG LLP, an independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 9, 2010

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

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

10.2 Agreement dated December 2, 2009, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

Date: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2010

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 9, 2010

/S/ RANDALL C. STEIN Randall C. Stein	Trustee	March 9, 2010

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 9, 2010

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 9, 2010

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 9, 2010

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 9, 2010

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2009	December 31, 2008
Assets:
Real Estate Investments:
Buildings and improvements	$207,597	$191,761
Accumulated depreciation	(72,405)	(66,255)

	135,192	125,506
Land	19,348	19,348
Construction in progress	—	9,795

Net Real Estate Investments	154,540	154,649

Investments in and advances to limited liability companies (“LLCs”)	61,934	56,462

Other Assets:
Cash and cash equivalents	3,038	618
Base and bonus rent receivable from UHS	2,039	1,982
Rent receivable—other	980	945
Deferred charges, notes receivable and intangible and other assets, net	6,294	6,400

Total Assets	$228,825	$221,056

Liabilities and Shareholders’ Equity:
Liabilities:
Line of credit borrowings	$48,800	$39,000
Mortgage notes payable, non-recourse to us	6,677	6,892
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	28,790	25,800
Accrued interest	142	190
Accrued expenses and other liabilities	2,251	3,196
Tenant reserves, escrows, deposits and prepaid rents	981	883

Total Liabilities	87,641	75,961

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2009—12,089,474; 2008—11,865,919	121	119
Capital in excess of par value	195,209	189,347
Cumulative net income	357,294	338,718
Cumulative dividends	(411,662)	(383,256)

Total Universal Health Realty Income Trust Shareholders’ Equity	140,962	144,928
Non-controlling interests	222	167

Total Equity	141,184	145,095

Total Liabilities and Shareholders’ Equity	$228,825	$221,056

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues:
Base rental—UHS facilities	$14,413	$12,828	$12,244
Base rental—Non-related parties	10,434	9,936	9,352
Bonus rental—UHS facilities	4,199	3,943	3,958
Tenant reimbursements and other—Non-related parties	2,696	2,352	2,293
Tenant reimbursements and other—UHS facilities	172	125	113

	31,914	29,184	27,960

Expenses:
Depreciation and amortization	6,399	5,904	5,209
Advisory fees to UHS	1,606	1,567	1,425
Other operating expenses	5,977	5,146	4,482
Provision for asset impairment	—	4,575	—

	13,982	17,192	11,116

Income from operations before equity in income of unconsolidated limited liability companies (“LLCs”), property replacement recovered from UHS (Chalmette) and interest expense	17,932	11,992	16,844
Equity in income of unconsolidated LLCs (including recognition of gain on sale of real property of $264 during 2007)	3,092	2,052	2,821
Replacement property recovered from UHS—Chalmette	—	—	1,748
Interest expense, net	(2,448)	(2,391)	(1,749)

Income from continuing operations	18,576	11,653	19,664
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	—	—	2,527

Net income	$18,576	$11,653	$22,191

Basic earnings per share:
From continuing operations	$1.56	$0.98	$1.66
From discontinued operations	—	—	0.21

Total basic earnings per share	$1.56	$0.98	$1.87

Diluted earnings per share:
From continuing operations	$1.56	$0.98	$1.66
From discontinued operations	—	—	0.21

Total diluted earnings per share	$1.56	$0.98	$1.87

Weighted average number of shares outstanding—Basic	11,891	11,851	11,818
Weighted average number of share equivalents	6	31	57

Weighted average number of shares and equivalents outstanding—Diluted	11,897	11,882	11,875

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	UHT Shareholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Amount
January 1, 2007	11,792	$118	$187,524	$304,874	$(328,319)	$164,197	$69	$164,266
Shares of Beneficial Interest:
Issued	57	—	1,213	—	—	1,213	—	1,213
Repurchased	(7)	—	(236)	—	—	(236)	—	(236)
Stock-based compensation expense	—	—	137	—	—	137	—	137
Capital contributions from non-controlling interests	—	—	—	—	—	—	8	8
Dividends ($2.30/share)	—	—	—	—	(27,197)	(27,197)	—	(27,197)
Comprehensive income:
Net income	—	—	—	22,191	—	22,191	10	22,201

Total—comprehensive income	—	—	—	22,191	—	22,191	87	22,278

January 1, 2008	11,842	118	188,638	327,065	(355,516)	160,305	87	$160,392
Shares of Beneficial Interest:
Issued	24	1	528	—	—	529	—	529
Restricted stock-based compensation expense	—	—	44	—	—	44	—	44
Stock-based compensation expense	—	—	137	—	—	137	—	137
Capital contributions from non-controlling interests	—	—	—	—	—	—	73	73
Dividends ($2.34/share)	—	—	—	—	(27,740)	(27,740)	—	(27,740)
Comprehensive income:								—
Net income	—	—	—	11,653	—	11,653	7	11,660

Total—comprehensive income	—	—	—	11,653	—	11,653	167	11,820

January 1, 2009	11,866	119	189,347	338,718	(383,256)	144,928	167	145,095
Shares of Beneficial Interest:
Issued	223	2	5,925	—	—	5,927	—	5,927
Partial settlement of dividend equivalent rights	—	—	(349)	—	—	(349)	—	(349)
Restricted stock-based compensation expense	—	—	178	—	—	178	—	178
Stock-based compensation expense	—	—	108	—	—	108	—	108
Capital contributions from non-controlling interests	—	—	—	—	—	—	51	51
Dividends ($2.38/share)	—	—	—	—	(28,406)	(28,406)	—	(28,406)
Comprehensive income:							—	—
Net income	—	—	—	18,576	—	18,576	4	18,580

Total—comprehensive income	—	—	—	18,576	—	18,576	—	—

December 31, 2009	12,089	$121	$195,209	$357,294	$(411,662)	$140,962	$222	$141,184

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$18,576	$11,653	$22,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,399	5,904	5,209
Restricted/stock-based compensation expense	286	181	137
Provision for asset impairment	—	4,575	—
Gain on sale of property	—	—	(2,270)
Gain on sale of property by limited liability company (“LLC”)	—	—	(264)
Replacement property recovered from UHS—Chalmette	—	—	(1,748)
Changes in assets and liabilities:
Rent receivable	(92)	(1,221)	133
Accrued expenses and other liabilities	(84)	393	(779)
Tenant reserves, escrows, deposits and prepaid rents	98	142	146
Accrued interest	(48)	65	41
Other, net	(151)	77	(29)

Net cash provided by operating activities	24,984	21,769	22,767

Cash flows from investing activities:
Investments in LLCs	(10,988)	(7,187)	(8,231)
Repayments of advances made to LLCs	781	232	10,003
Advances made to LLCs	(2,142)	(3,140)	(16,693)
Cash distributions in excess of income from LLCs	4,100	3,127	2,101
Cash distributions from sales of properties by LLCs	—	—	1,108
Cash distributions of refinancing proceeds from LLCs	2,789	2,542	7,279
Cash received from sale of property	—	—	7,280
Other cash activities of LLCs	—	—	51
Advances made to third-party partners	—	(3,960)	—
Acquisition of real property	—	(4,714)	—
Additions to real estate investments	(6,902)	(13,823)	(7,234)

Net cash used in investing activities	(12,362)	(26,923)	(4,336)

Cash flows from financing activities:
Net borrowings on line of credit	9,800	22,200	3,200
Net borrowings from third-party partner	—	68	—
Financing costs paid	—	—	(527)
Repayments of mortgage notes payable of consolidated LLCs	(237)	(218)	(201)
Net borrowings from loans payable of consolidated LLCs	3,227	9,918	5,774
Repayments of mortgage notes payable	(215)	(189)	(132)
Dividends paid	(28,406)	(27,740)	(27,197)
Repurchase of shares of beneficial interest	—	—	(236)
Partial settlement of dividends equivalent rights	(349)	—	—
Issuance of shares of beneficial interest, net	5,927	529	1,213
Capital contributions from non-controlling interests	51	73	8

Net cash (used in) provided by financing activities	(10,202)	4,641	(18,098)

Increase (decrease) in cash and cash equivalents	2,420	(513)	333
Cash and cash equivalents, beginning of period	618	1,131	798

Cash and cash equivalents, end of period	$3,038	$618	$1,131

Supplemental disclosures of cash flow information:
Interest paid	$2,299	$2,531	$1,795

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$—	$3,364	$—
Replacement property recovered from UHS—Chalmette	$—	$—	$1,748
Increase (decrease) in net property due to recording of LLCs on consolidated/unconsolidated basis	$—	$—	$1,674
Increase (decrease) in debt due to recording of LLCs on consolidated/unconsolidated basis	$—	$—	$1,725

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2009, we have fifty-one real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty medical office buildings (including two under construction), and;

•	four pre-school and childcare centers.

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

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The value of intangible assets is amortized over the remaining lease term.

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

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease is scheduled to occur in June, 2010; (ii) the occupancy and projected occupancy of the buildings, and; (iii) the anticipated unfavorable impact on the region and the properties resulting from the loss of the school district’s accreditation during 2008. Given the local market conditions, we believe it is probable that the master lease (which has been in effect since 2000 on one of these properties) will not be renewed upon its expiration in June, 2010. In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. During each of 2009, 2008 and 2007, our revenues, net income and net cash provided by operating activities included approximately $1.1 million in connection with the terms of this master lease. The combined fair value of these properties was determined based upon the present value of their expected future cash flows.

Investments in Limited Liability Companies (“LLCs”)

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

At December 31, 2009, we have non-controlling equity investments or commitments in thirty-one LLCs which own medical office buildings (“MOBs”). As of December 31, 2009, we accounted for: (i) twenty-eight of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) three of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, In. (“UHS”), a related party to us. One of these consolidated LLCs owns a medical office building which was completed and opened during 2009.

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

The three LLCs that we account for on a consolidated basis are as follows:

LLC	Facility Name	Non-controlling Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)
Banburry Medical Properties	Summerlin Hospital MOB III	95%	Fourth quarter of 2008(c)

(a)	This MOB has a master lease provision that is scheduled to expire on September 30, 2010; therefore, beginning in the fourth quarter of 2010, we anticipate this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.
(b)	Newly constructed facility that was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.
(c)	Newly constructed facility that was completed and opened during the first quarter of 2009. During the first quarter of 2010, the master lease threshold at this facility was met; therefore, beginning in the first quarter of 2010, we anticipate this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $195 million and $127 million, respectively, at December 31, 2009 and $180 million and $118 million, respectively, at December 31, 2008.

Stock-Based Compensation

We expense the grant-date fair value of stock options. We recognize the grant-date fair value of stock options and other equity-based compensation and account for these transactions using the fair-value based method. We use the Black-Scholes model as our option pricing model for determining the grant-date fair value of our stock options.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

Fair Value of Financial Instruments

Fair value is a market-based measurement, not an entity-specific measurement and should be determined based upon the assumptions that market participants would use in pricing the asset or liability. In instances when it is necessary to establish the fair value of our real estate investments and investments in LLCs we use unobservable inputs (Level 3) which are typically based on our own assumptions, as there is little, if any, related market activity. The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to the consolidated financial statements.

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

Accounting Standards

Accounting Standards Codification:    In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not affect our results of operations or financial position.

Transfers of Financial Assets:    In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment became effective for us on January 1, 2010. This amendment will not have a material impact on our consolidated financial position or results of operations.

Consolidation of Variable Interest Entities:    In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment became effective for us on January 1, 2010. This amendment will not have a material impact on our consolidated financial position or results of operations.

Subsequent Event Disclosure:    In May 2009, the FASB issued standards related to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (referred to as subsequent events). The standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. They also set forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, the standards identify the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted these standards during the second quarter of 2009.

Debt Securities Impairment:    In April 2009, the FASB issued standards that change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The implementation of this standard did not have an impact on our consolidated financial position or results of operations.

Fair Value of Financial Instruments:    In April 2009, the FASB issued standards related to fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The carrying amount and fair value of our long-term debt was $35.5 million and $35.1 million, respectively, at December 31, 2009.

Fair Value Option for Financial Assets and Financial Liabilities:    In April, 2009, the FASB issued standards related to fair value for assets or liabilities when the volume and level of activity has significantly decreased and identifying circumstances that indicate a transaction is not orderly. The overall objective of fair value measurement is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This standard did not have a material impact on our consolidated financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities:    In June 2008, FASB issued an amendment which clarified that all unvested share-based payment awards that contain a right to received nonforfeitable dividends or dividend equivalents (whether paid or unpaid) participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP on January 1, 2009 did not have a material impact on our results of operations or financial position.

Determination of the Useful Life of Intangible Assets:    In April 2008, the FASB issued a standard that amends the accounting guidance to permit an entity to use its own assumptions when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009, did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities:    In March 2008, the FASB issued a standard which establishes, among other things, enhanced disclosure requirements of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. This standard is effective prospectively for financial statements issued beginning after November 15, 2008. Our adoption of this statement did not have an impact on our financial position or results of operations.

Non-controlling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued a standard to established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements of that standard shall be applied prospectively. This standard became effective for us on January 1, 2009 and it did not have a material impact on our results of operations or financial position.

Business Combinations:    In December 2007, the FASB issued standards related to business combinations. The standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard became effective for us on January 1, 2009, and it did not have an impact on our results of operations or financial position.

(2)	RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and renewal terms for each facility are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 52% of our total revenue for the five years ended December 31, 2009 (approximately 51%, 55% and 57% for the years ended December 31, 2009, 2008 and 2007, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 23% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2009 (approximately 20%, 21% and 24%, for the years ended December 31, 2009, 2008 and 2007, respectively). In addition, eleven MOBs (plus one additional MOB currently under construction) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.6 million in equity and debt financing, of which $4.7 million has been funded as of December 31, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of December 31, 2009, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan commitment of $7.4 million, non-recourse to us, of which $7.1 million has been borrowed as of December 31, 2009. Please see Note 5 to the Consolidated Financial Statements for further discussion of this term loan. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of December 31, 2009 since we are the primary beneficiary.

We are committed to invest up to $5.4 million in debt or equity, of which $238,000 has been funded as of December 31, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. The LLC has a third-party term loan commitment of $13.5 million, which is non-recourse to us, all of which has been borrowed as of December 31, 2009. Please see Note 5 to the Consolidated Financial Statements for further discussion of this term loan. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of December 31, 2009 since we are the primary beneficiary. Although the master lease threshold has not been met as of December 31, 2009, based upon additional leases executed during the first quarter of 2010, the master lease threshold has been met. This MOB will no longer be deemed to be a variable interest entity and will be accounted for as an unconsolidated LLC under the equity method beginning in the first quarter of 2010.

We are committed to invest up to $4.8 million in equity and debt financing, of which $3.1 million has been funded as of December 31,2009, in exchange for a 95% non-controlling equity interest in a LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.8 million in equity or debt financing, none of which has been funded as of December 31, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that will develop construct, own and operate the Texoma Medical Plaza located in Denison, Texas, on the campus of a newly constructed and recently opened replacement acute care hospital owned and operated by Texoma Medical Center, (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. The master lease threshold has substantially been met. This MOB, tenants of which will include subsidiaries of UHS, is scheduled to be completed and opened during the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $6.4 million has been borrowed as of December 31, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $1.9 million has been funded as of December 31, 2009, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2009. This LLC has a third-party construction loan commitment of $8.4 million, which is non-recourse to us, $7.5 million of which has been borrowed as of December 31, 2009. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

During the third quarter of 2005, Chalmette, a 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. At that time, the majority of the real estate assets of Chalmette were leased from us by a subsidiary of UHS and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between subsidiaries of UHS and us, UHS offered substitution properties rather than exercise its right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by us and UHS which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million. During the third quarter of 2006, we completed the asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement (“Agreement”) with UHS whereby we agreed to terminate the lease between us and Chalmette and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to UHS in exchange and substitution for newly constructed real property assets owned by UHS (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The Capital Additions consist of properties which were recently constructed on, or adjacent to, facilities already owned by us as well as a recently constructed Capital Addition at Inland Valley which was completed and opened during the third quarter of 2007. Included in our net income during 2007 was a gain of $1.7 million related to this Agreement.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Independent Trustees. In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Trustees who are unaffiliated with UHS (the “Independent Trustees”), that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2010 and the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2009, 2008 or 2007 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $1.6 million during each of 2009 and 2008 and $1.4 million for 2007 and were based upon average invested real estate assets of $268 million, $261 million and $237 million during 2009, 2008 and 2007, respectively. Based upon our average invested real estate assets of $268 million during 2009, the increase in the advisory fee expense to 0.65% (beginning in 2010) from 0.60%, amounts to $134,000 annually.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2009 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2009 and 2008, UHS owned 6.5% and 6.6% of our outstanding shares of beneficial interest, respectively.

UHS Other Matters:

Southwest Healthcare System:    UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that during the last 60 days of the agreement that CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, UHS has not been advised of the results from CMS. While UHS has advised us that it believes that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on UHS. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. Bonus rental revenue earned by us from Inland Valley amount to $1.1 million, $1.0 million and $900,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

South Texas Health System affiliates:     UHS, together with its South Texas Health System affiliates, which operate McAllen Medical Center, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. The Civil Division of the U.S. Attorney’s office in Houston, Texas focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. UHS cooperated with the investigations and during the fourth quarter of 2009, reached an agreement to resolve the matter. UHS agreed to make a payment in the amount of $27.5 million, which was paid in October, 2009, and has entered into a five-year corporate integrity agreement with respect to the South Texas Health Systems facilities. UHS does not expect to incur additional material charges with respect to this matter.

(3)	ACQUISITIONS AND DISPOSITIONS

2010:

Acquisitions:

During March of 2010, we invested $5.2 million for a 95% non-controlling ownership interest in a LLC that purchased the North Valley Medical Plaza located in Phoenix, Arizona.

2009:

There were no acquisitions or dispositions during 2009.

2008:

Acquisitions:

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in a LLC (Sparks Medical Plaza) that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these medical office buildings are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS. This LLC is not a variable interest entity and therefore is not subject to consolidation.

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

Dispositions:

We received $8.4 million in connection with the following divestitures:

•

During the first quarter of 2007, we received $7.3 million for the sale of the Fresno-Herndon Medical Plaza, a medical office building located in Fresno, California. The financial results of this property are reflected as discontinued operations on our condensed consolidated statements of income for 2007. This transaction resulted in a gain of $2.3 million which is included in “Income from discontinued operations, net” during 2007, and;

•

During the second quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain which is included in “Equity in income of unconsolidated LLCs” during 2007.

(4)	LEASES

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to five additional five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2010	$23,939
2011	22,399
2012	8,938
2013	7,336
2014	5,222
Thereafter	13,610

Total minimum base rents	$81,444

Some of the leases contain gross terms where operating expenses are included in the base rent amounts. Other leases contain net terms where the operating expenses are assessed separately from the base rentals. The table above contains a mixture of both gross and net leases, and does not include any separately calculated operating expense reimbursements. Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

(5)	DEBT

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2009, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

The Agreement contains a provision whereby the commitments will be reduced by 50% of the net proceeds generated from any new equity offering. During the fourth quarter of 2009, we had net equity proceeds of $5.3 million, therefore, the commitment has been reduced by $2.65 million and the total commitment is $97.35 million. At December 31, 2009, we had $48.8 million of outstanding borrowings and $24.7 million of letters of credit outstanding against the Agreement. We had $23.85 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2009. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $45.8 million in 2009, $27.0 million in 2008 and $11.3 million in 2007 with corresponding effective interest rates, including commitment fees of 1.4% in 2009, 3.9% in 2008 and 7.1% in 2007. The carrying amount and fair value of our Revolver was $48.8 million and $45.6 million, respectively, at December 31, 2009.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant		December 31, 2009
Tangible net worth	>$	127,650	$140,962
Debt to total capital(A)		< 55%	26%
Debt service coverage ratio(A)		> 1.25x	4.29x
Debt to cash flow ratio(A)		< 3.50x	1.41x

(A)	Excludes third-party debt that is non-recourse to us and related debt service.

We have three mortgages and two term loans, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2009, with a combined outstanding balance of $35.5 million. The following table summarizes our outstanding mortgages and term loans at December 31, 2009 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$3,418	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan(a)	8,232	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,259	6.5%	2019
Palmdale Medical Plaza term loan(b)	7,093	3.25%	2010
Summerlin Hospital MOB III term loan(c)	13,465	2.8%	2010

Total	$35,467

(a)	Since we believe the terms of these loans are within current market underwriting criteria, at this time, we expect to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	This term loan, which carries a fixed interest rate of 3.25%, is scheduled to mature on July 31, 2010, and can be extended, at our option, for three years to July 31, 2013.
(c)	In December 2009, this construction loan was converted to a bridge loan for one year with a scheduled maturity date of December 31, 2010 at a fixed interest rate of 2.8%. This loan can be extended, at our option, for one year to mature December 31, 2011 at interest rates as provided for in the current loan agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. These mortgages and other loans have a combined fair value of approximately $35.1 million as of December 31, 2009. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2009, our aggregate consolidated scheduled debt repayments (including mortgages and term loans) are as follows (amounts in thousands):

2010	$32,271
2011	66
2012(a.)	48,871
2013	76
2014	81
Later	2,902

Total	$84,267

(a.)	Includes $48.8 million of outstanding borrowings under the terms of our revolving credit agreement which matures in January 2012.

(6)	DIVIDENDS

Dividends of $2.38 per share were declared and paid in 2009, of which $1.94 per share was ordinary income and $.44 per share was a return of capital distribution. Dividends of $2.34 per share were declared and paid in 2008, of which $1.605 per share was ordinary income and $.735 per share was a return of capital distribution. Dividends of $2.30 per share were declared and paid in 2007, of which $1.646 per share was ordinary income, $0.2446 per share was a capital gain distribution and $0.4094 per share was a return of capital distribution.

(7)	INCENTIVE PLANS

As discussed in Note 1, we expense the grant-date fair value of stock options and other equity-based compensation under the straight-line method over the stated vesting period of the award using the Black-Scholes option pricing model.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 13,475 shares, net of cancellations have been issued pursuant to the terms of this plan, none of which have vested as of December 31, 2009. At December 31, 2009, there are 61,525 shares remaining for issuance under the terms of the 2007 Plan. During 2009, there were 7,375 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $33.89 per share ($250,000 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $73,000 during 2009 and the remaining expense associated with these grants (approximately $177,000 as of December 31, 2009) will be recorded over the remaining vesting periods of the awards. During 2008, there were 6,100 restricted Shares of Beneficial Interest, net of cancellations, issued to Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $35.23 per share ($215,000 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $105,000 during 2009 and the remaining expense associated with these grants (approximately $66,000 as of December 31, 2009) will be recorded over the remaining vesting periods of these awards. The remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest as of December 31, 2009 is 1.1 years.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at

25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of $36,000 in 2009, $76,000 in 2008 and $112,000 in 2007. As of December 31, 2009, there were 39,500 options exercisable under The Plan with an average exercise price of $33.12 per share.

Compensation costs of $108,000 during 2009 and $137,000 during each of the years ended December 31, 2008 and 2007 was recognized related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2009, there was approximately $91,000 of unrecognized compensation costs related to unvested options and DERs which is expected to be recognized over the remaining weighted average remaining vesting period of 1.2 years.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. Dividend equivalent rights with respect to 51,000 shares and 78,000 shares were outstanding as of December 31, 2009 and 2008, respectively. In January, 2009, $755,563 of dividend equivalents rights, which were accrued as of December 31, 2008 with respect to previously vested options, were paid to officers and Trustees of the Trust. On December 31, 2009, $149,000 of dividend equivalent rights, which were accrued as of December 31, 2009 with respect to vested options were paid to officers and Trustees of the Trust.

Compensation cost related to stock options is recognized using the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,	2009		2008		2007
Volatility		(b)		(b)	18%
Interest rate		(b)		(b)	4%
Expected life (years)		(b)		(b)	9.5
Forfeiture rate		(b)		(b)	2%
Dividend yield(a)		(b)		(b)	0%

(a)	Fair value calculated at 0% expected dividend yield to provide for effect of DERs.
(b)	Not applicable since the stock option plan expired during 2007.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2007	109,000	$21.45	$34.90/$14.75
Granted	24,000	$36.53	$36.53/$36.53
Exercised	(50,000)	$18.625	$18.625/$18.625

Balance, January 1, 2008	83,000	$27.51	$36.53/$14.75
Exercised	(5,000)	$20.5313	$21.4375/$19.625

Balance, January 1, 2009	78,000	$27.96	$36.53/$14.75
Exercised	(25,000)	$15.27	$27.65/$14.75
Cancelled	(2,000)	$35.30	$34.07/$36.53

Balance, December 31, 2009	51,000	$33.89	$36.53/$26.09

Outstanding options vested and exercisable as of December 31, 2009	39,500	$33.12	$36.53/$26.09

The total in-the-money value of all stock options exercised during the years ended December 31, 2009, December 31, 2008 and December 31, 2007 was approximately $452,000, $66,000 and $836,000, respectively.

The following table provides information about unvested options as of December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2009	21,500	$14.53
Granted	—	$—
Vested	(9,500)	$14.32
Cancelled	(500)	$14.70

Unvested options as of December 31, 2009	11,500	$14.70

The following table provides information about options outstanding and exercisable options at December 31, 2009:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	51,000	39,500	11,348
Weighted average exercise price	$33.89	$33.12	$36.53
Aggregate intrinsic value	$51,940	$51,940	$—
Weighted average remaining contractual life	5.8	5.4	7.2

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at December 31, 2009 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$26.09 -$26.09	1,000	$26.09	2.9	1,000	$26.09	N/A	N/A
$26.25 -$30.06	11,000	27.85	3.4	11,000	27.85	N/A	N/A
$34.07 -$34.90	16,000	34.74	5.5	16,000	34.74	N/A	N/A
$36.53 -$36.53	23,000	36.53	7.2	11,500	36.53	11,348	36.53

Total	51,000	$33.89	5.8	39,500	$33.12	11,348	$36.53

(a)	Assumes a weighted average forfeiture rate of 1.3%

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

Since January 1, 1995 through December 31, 2009, we have invested $91.4 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2009, short-term unsecured advances aggregated $19.1 million due from five LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in LLCs was $61.9 million and $56.5 million (excluding consolidated investments) as reflected on our consolidated balance sheets as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had investments or commitments to invest in thirty-one LLCs, twenty-eight of which are accounted for by the equity method and three that are consolidated into the results of operations. The following tables represent summarized financial and other information related to the twenty-eight LLCs which were accounted for under the equity method as of December 31, 2009:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)	95%	Spring Valley Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Drive(b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)	99%	Desert Springs Medical Plaza
Deerval Properties II(d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)	95%	Auburn Medical Office Building II
Texoma Medical Properties(b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One(f.)	95%	BRBMedical Office Building

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of these medical office buildings include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of December 31, 2009. This building, which is on the campus of a recently-opened UHS hospital and will have tenants that will include subsidiaries of UHS, is scheduled to be completed and opened in the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $6.4 million has been borrowed as of December 31, 2009.
(f.)	We have committed to invest up to $2.9 million in equity and debt financing, $600,000 of which has been funded as of December 31, 2009, in an LLC that will develop, construct, own and operate this MOB which is scheduled to be completed and opened during the third quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $1.5 million of which has been borrowed as of December 31, 2009.

Below are the combined statements of income for the LLCs accounted for under the equity method:

	For the Year Ended December 31,
	2009	2008	2007
	(amounts in thousands)
Revenues	$49,568	$46,612	$40,040
Operating expenses	21,454	21,444	17,987
Depreciation and amortization	10,585	8,843	7,189
Interest, net	14,798	14,904	12,100

Net income before gain	2,731	1,421	2,764
Gains on sales	—	—	339

Net income	$2,731	$1,421	$3,103

Our share of net income before gains on divestitures(a.)	$3,092	$2,052	$2,557
Our share of gains on divestitures(b.)	—	—	264

Our share of net income	$3,092	$2,052	$2,821

(a.)	Our share of net income during 2009, 2008 and 2007, includes interest income earned by us on various advances made to LLCs of approximately $1.6 million, $1.4 million and $700,000, respectively.
(b.)	During the first quarter of 2007, we received $1.1 million for the sale of real property by RioMed Investments, a LLC in which we had an 80% non-controlling equity interest, which sold the Rio Rancho Medical Center, located in Gilbert, Arizona. This transaction resulted in a $264,000 gain during 2007.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2009	2008
	(amounts in thousands)
Net property, including CIP	$296,623	$268,588
Other assets	21,666	23,143

Total assets	$318,289	$291,731

Liabilities	$13,097	$11,418
Mortgage notes payable, non-recourse to us	251,406	230,481
Notes payable to us	19,084	17,350
Equity	34,702	32,482

Total liabilities and equity	$318,289	$291,731

Our share of equity and notes receivable from LLCs	$61,934	$56,462

As of December 31, 2009, aggregate maturities of mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2010	$43,130
2011	38,067
2012	21,569
2013	25,856
2014	28,822
Later	93,962

Total	$251,406

Name of LLC	Mortgage Balance(b.)	Maturity Date
Sparks Medical Properties(g.)	$7,100	03/10/2010
Auburn Medical Properties(a.)(c.)(d.)	7,468	04/02/2010
Deerval Properties(a.)(e.)	7,008	06/30/2010
Suburban Properties(a.)	9,215	09/15/2010
DVMC Properties(a.)(f.)	4,473	09/30/2010
PCH Medical Properties	6,494	01/31/2011
Deerval Properties II	18,235	02/15/2011
Santa Fe Scottsdale	2,637	06/10/2011
Texoma Medical Properties(c.)	6,365	07/01/2011
ApaMed Properties	2,752	01/01/2012
575 Hardy Investors	9,654	02/01/2012
Gold Shadow Properties	6,717	04/10/2012
BRB/E Building One(c.)	1,474	11/01/2012
Sierra Medical Properties	5,315	12/31/2012
Centennial Medical Properties	15,023	01/31/2013
Litchvan Investments	7,932	09/30/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,933	07/01/2014
Brunswick Associates	8,480	01/01/2015
Spring Valley Medical Properties	5,829	02/10/2015
DSMB Properties	25,578	09/10/2015
Arlington Medical Properties	26,741	10/10/2015
Willetta Medical Properties	13,318	10/10/2016
Cobre Properties	2,556	11/01/2017
Canyon Healthcare Properties	17,047	12/01/2017
PCH Southern Properties	7,062	12/01/2017

	$251,406

(a.)	We believe the terms of these loans are within current market underwriting criteria. At this time, the LLC expects to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance these loans on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loans.
(d.)	The Auburn Medical Properties loan is scheduled to mature on April 2, 2010, and can be extended, at the LLC’s option, for two one- year extension periods to April 2, 2012.
(e.)	The Deerval Properties loan is scheduled to mature on June 30, 2010, and can be extended, at the LLC’s option, for three years to June 30, 2013.
(f.)	The DVMC Properties loan is scheduled to mature on September 30, 2010, and can be extended, at the LLC’s option, for three years to September 30, 2013.
(g.)	The Sparks Medical Properties loan is scheduled to mature on March 10, 2010. The LLC expects to repay $1.6 million on this loan and extend the terms for three years to February 10, 2013.

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $12.5 million, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$7,880	$8,023	$7,924	$8,087	$31,914

Net income/(loss)	$4,646	$4,802	$4,571	$4,557	$18,576

Total basic earnings/(loss) per share	$0.39	$0.40	$0.38	$0.38	$1.56

Total diluted earnings/(loss) per share	$0.39	$0.40	$0.38	$0.38	$1.56

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,979	$7,237	$7,426	$7,542	$29,184

Net income/(loss)	$4,158	$4,159	$4,206	$(870)	$11,653

Total basic earnings/(loss) per share	$0.35	$0.35	$0.35	$(0.07)	$0.98

Total diluted earnings/(loss) per share	$0.35	$0.35	$0.35	$(0.07)	$0.98

During the fourth quarter of 2008, we recorded a $4.6 million provision for asset impairment in connection with a medical office building complex located in Georgia.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2009

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period				Accumulated Depreciation as of Dec. 31, 2009	Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	$2,050	$10,701	$14,596	$2,050	$25,297	—	$27,347	$7,621	2007	1986	43 Years

McAllen Medical Center McAllen, Texas	4,720	31,442	10,188	6,281	40,069	—	46,350	19,659	1994	1986	42 Years

Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	17,370	1,663	31,549	—	33,212	10,879	2006	1986	42 Years

The Bridgeway North Little Rock, Arkansas	150	5,395	4,571	150	9,966	—	10,116	4,334	2006	1986	35 Years

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062	500	8,007	—	8,507	4,053	1993	1989	40 Years

Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,837	158	8,241	—	8,399	7,356	1993	1986	25 Years

Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494	54	2,020	—	2,074	664	1991	1995	45 Years

Kelsey-Seybold Clinic at King’s Crossing	439	1,618	256	439	1,874	—	2,313	627	1995	1995	45 Years

Professional Center at King’s Crossing Kingwood, Texas	439	1,837	142	439	1,979	—	2,418	626	1995	1995	45 Years

Chesterbrook Academy Audubon, Pennsylvania	307	996	—	307	996	—	1,303	302	1996	1996	45 Years

Chesterbrook Academy New Britain, Pennsylvania	250	744	—	250	744	—	994	227	1991	1996	45 Years

Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—	180	815	—	995	247	1992	1996	45 Years

Chesterbrook Academy Newtown, Pennsylvania	195	749	—	195	749	—	944	229	1992	1996	45 Years

The Southern Crescent Center I(c.)	1,130	5,092	(2,712)	1,130	2,380	—	3,510	1,565	1994	1996	45 Years

The Southern Crescent Center II(c.) Riverdale, Georgia	—	—	3,835	806	3,029	—	3,835	1,166	2000	1998	35 Years

The Cypresswood Professional Center Spring, Texas	573	3,842	514	573	4,356	—	4,929	1,489	1997	1997	35 Years

Orthopaedic Specialists of Nevada Building Las Vegas, Nevada	—	1,579	—	—	1,579	—	1,579	647	1999	1999	25 Years

Sheffield Medical Building Atlanta, Georgia	1,760	9,766	3,189	1,760	12,955	—	14,715	4,717	1999	1999	25 Years

Medical Center of Western Connecticut—Bldg. 73(a.) Danbury, Connecticut	1,151	5,176	409	1,151	5,585	—	6,736	1,834	2000	2000	30 Years

Summerlin Hospital MOB II(b.) Las Vegas, Nevada	158	13,073	1,939	158	15,012	—	15,170	3,138	2000	2000	40 Years

Palmdale Medical Plaza(d.) Palmdale, California	—	11,414	1,034	—	12,448	—	12,448	457	2008	2008	39 Years

Kindred Hospital-Corpus Christi(e.) Corpus Christi, Texas	1,104	5,508	—	1,104	5,508	—	6,612	298	2008	2008	35 Years

Summerlin Hospital MOB III(f.) Las Vegas, Nevada	—	—	12,439	—	12,439	—	12,439	270	2009	2009	39 Years

TOTALS	$16,508	$139,274	$71,163	$19,348	$207,597	$—	$226,945	$72,405

(a.)	At December 31, 2009 this property had an outstanding mortgage balance of $3.4 million. The mortgage carries a 8.3% interest rate and matures on February 1, 2010. The mortgage is non-recourse to us and is secured by the real estate assets of Medical Center of Western Connecticut.

(b.)	At December 31, 2009 this property had an outstanding mortgage balance of $8.2 million. The mortgage carries a 8.3% interest rate and matures on December 10, 2010. The mortgage is non-recourse to us and is secured by the real estate assets of Summerlin Hospital MOB II.
(c.)	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
(d.)	At December 31, 2009 this property had an outstanding term loan balance of $7.1 million which carried a 3.25% fixed interest rate and is scheduled to mature on July 31, 2010. This loan can be extended, at our option, for three years to July 31, 2013.
(e.)	At December 31, 2009 this property had an outstanding mortgage balance of $3.3 million. The mortgage carries a 6.5% interest rate and is scheduled to mature in 2019. The mortgage is non-recourse to us and is secured by the Kindred Hospital-Corpus Christi.
(f.)	At December 31, 2009 this property had an outstanding term loan balance of $13.5 million which carries a 2.8% interest rate and is scheduled to mature on December 31, 2010.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2009

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2007 to December 31, 2009:

	2009	2008	2007
Balance at January 1,	$220,904	$204,424	$200,298
Initial consolidation of variable interest entities	—	—	2,017
Property additions	6,041	14,684	6,163
Acquisitions	—	6,607	—
Provision for asset impairment	—	(4,575)	—
Replacement property from UHS	—	—	2,508
Divestitures/disposals	—	(236)	(6,562)

Balance at December 31,	$226,945	$220,904	$204,424

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2007 to December 31, 2009:

	2009	2008	2007
Balance at January 1,	$66,255	$60,627	$56,935
Sale of real property	—	—	(1,438)
Other	—	(86)	(37)
Current year depreciation expense	6,150	5,714	5,167

Balance at December 31,	$72,405	$66,255	$60,627

Exhibit Index

Exhibit No.	Exhibit

3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.2	Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.3	Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

10.1	Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2	Agreement dated December 2, 2009, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3	Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4	Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.5	Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6	Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7*	Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.8	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.9	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.10	Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

Exhibit No.		Exhibit

10.11		Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.12	*	Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.13	*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11		Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2		Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1		Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.