Form 10-Q
period 2010-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2010-05-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at April 30, 2010 – 12,091,730

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Base rental - UHS facilities	$3,292	$3,460
Base rental - Non-related parties	2,610	2,576
Bonus rental - UHS facilities	1,094	1,095
Tenant reimbursements and other - Non-related parties	616	714
Tenant reimbursements and other - UHS facilities	32	35

	7,644	7,880

Expenses:
Depreciation and amortization	1,569	1,538
Advisory fees to UHS	437	390
Other operating expenses	1,352	1,506

	3,358	3,434

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	4,286	4,446

Equity in income of unconsolidated LLCs	736	807

Interest expense, net	(495)	(607)

Net income	$4,527	$4,646

Basic earnings per share	$0.37	$0.39

Diluted earnings per share	$0.37	$0.39

Weighted average number of shares outstanding - Basic	12,077	11,860
Weighted average number of share equivalents	2	12

Weighted average number of shares and equivalents outstanding - Diluted	12,079	11,872

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets:

Real Estate Investments:
Buildings and improvements	$195,373	$207,597
Accumulated depreciation	(73,635)	(72,405)

	121,738	135,192
Land	19,348	19,348

Net Real Estate Investments	141,086	154,540

Investments in and advances to limited liability companies (“LLCs”)	71,734	61,934

Other Assets:
Cash and cash equivalents	1,167	3,038
Base and bonus rent receivable from UHS	2,102	2,039
Rent receivable - other	896	980
Deferred charges, notes receivable and intangible and other assets, net	6,132	6,294

Total Assets	$223,117	$228,825

Liabilities:

Line of credit borrowings	$59,900	$48,800
Mortgage notes payable, non-recourse to us	6,619	6,677
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	15,216	28,790
Accrued interest	120	142
Accrued expenses and other liabilities	1,960	2,251
Tenant reserves, escrows, deposits and prepaid rents	837	981

Total Liabilities	84,652	87,641

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2010 - 12,091,636; 2009 -12,089,474	121	121
Capital in excess of par value	195,241	195,209
Cumulative net income	361,821	357,294
Cumulative dividends	(418,916)	(411,662)

Total Universal Health Realty Income Trust Shareholders’ Equity	138,267	140,962
Third-party equity interests	198	222

Total Equity	138,465	141,184

Total Liabilities and Equity	$223,117	$228,825

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,527	$4,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,569	1,538
Restricted/stock-based compensation expense	76	58
Changes in assets and liabilities:
Rent receivable	(31)	(44)
Accrued expenses and other liabilities	21	(476)
Tenant reserves, escrows, deposits and prepaid rents	(108)	65
Accrued interest	-	(66)
Other, net	(2)	14

Net cash provided by operating activities	6,052	5,735

Cash flows from investing activities:
Investments in LLCs	(2,414)	(5,831)
Repayments of advances made to LLCs	120	15
Advances made to LLCs	(7,693)	(1,613)
Cash distributions in excess of income from LLCs	554	506
Cash distributions of refinancing proceeds from LLCs	29	-
Additions to real estate investments	(215)	(2,577)
Decrease in cash and cash equivalents due to recording of LLC on unconsolidated basis	(1,938)	-

Net cash used in investing activities	(11,557)	(9,500)

Cash flows from financing activities:
Net borrowings on line of credit	11,100	9,700
Repayments of mortgage notes payable of consolidated LLCs	(62)	(57)
(Repayments)/borrowings from loans payable of consolidated LLCs	(47)	2,208
Repayments of mortgage notes payable	(58)	(54)
Dividends paid	(7,254)	(7,001)
Partial settlement of dividends equivalent rights	-	(213)
Issuance of shares of beneficial interest, net	(45)	61
Capital contributions from non-controlling interests	-	33

Net cash provided by financing activities	3,634	4,677

(Decrease)/Increase in cash and cash equivalents	(1,871)	912
Cash and cash equivalents, beginning of period	3,038	618

Cash and cash equivalents, end of period	$1,167	$1,530

Supplemental disclosures of cash flow information:
Interest paid	$451	$649

Supplemental disclosure of non-cash information:
Deconsolidation of LLC:
Net Real Estate Investments	12,169	-
Cash and cash equivalents	1,938	-
Other assets	144	-
Mortgage note payable	13,465	-
Other liabilities	370	-
Third-party equity interests	21	-

Investment in LLC	395	-

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended March 31, 2010. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 and as outlined in Item 1A-Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2010, we had investments or commitments in thirty-two LLCs, thirty of which are accounted for by the equity method and two that are currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% and 52% of our consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 21% of the combined consolidated and unconsolidated revenue for the three month periods ended March 31, 2010 and 2009, respectively. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value.

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

We are committed to invest up to a total of $8.6 million in equity and debt financing, of which $4.7 million has been funded as of March 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of March 31, 2010, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan commitment of $7.4 million, which is non-recourse to us, of which $7.0 million has been borrowed as of March 31, 2010. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of March 31, 2010 since we are the primary beneficiary.

We are committed to invest up to $5.2 million in debt or equity, of which $237,000 has been funded as of March 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. As a result of this master lease agreement, the LLC was considered a variable interest entity and since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan commitment of $13.5 million, which is non-recourse to us, all of which has been borrowed as of March 31, 2010.

We are committed to invest up to $4.8 million in equity and debt financing, of which $3.2 million has been funded as of March 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.8 million in equity and debt financing, none of which has been funded as of March 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. The master lease threshold has been met. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $11.2 million has been borrowed as of March 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $2.4 million has been funded as of March 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan commitment of $8.4 million, which is non-recourse to us, of which $7.7 million has been borrowed as of March 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December, 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2010 and the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first quarter of 2010 or 2009 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $437,000 and $390,000 for the three months ended March 31, 2010 and 2009, respectively, and were based upon average invested real estate assets of $269 million and $260 million for the three-month periods ended March 31, 2010 and 2009, respectively. Based upon our average invested real estate assets of $269 million during the first quarter of 2010, the increase in the advisory fee expense to 0.65% (beginning in 2010) from 0.60% amounts to $134,000 annually.

Officers and Employees: Our officers are all employees of UHS and although as of March 31, 2010 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2010 and December 31, 2009, UHS owned 6.5% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 54% and 52% of our consolidated revenues for the three months ended March 31, 2010 and 2009, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

UHS Other Matters:

Southwest Healthcare System: UHS has advised us that, during the third quarter of 2009, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley,” the real property of which is owned by us) in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’s conditions of participation. Further, the agreement provided that during the last 60 days of the agreement CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010.

UHS has advised us that they received notification from CMS that it intends to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. SWHCS has commenced discussions with officials from CMS regarding an agreement that will potentially rescind the provider agreement termination action. Should UHS be unable to reach an agreement with CMS, they intend to file an administrative appeal with the Department of Health and Human Services and/or pursue other such remedies that may be available to them.

UHS has also informed us that they have also received notification from the California Department of Public Health (“CDPH”) indicating that they plan to initiate a process to revoke SWHCS’s hospital license. UHS plans to appeal CDPH’s action and SWHCS will remain operational pending the appeal. In that notice, CDPH has indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements.

UHS has informed us that Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters although there can be no assurance they will be able to do so. Failure to resolve these matters may have a material adverse affect effect on UHS and, in turn, us. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, and the underlying value of the property, may be materially adversely impacted. At March 31, 2010, the book value of the property was $19.5 million. Bonus rental revenue earned by us from Inland Valley amounted to $291,000 during the quarter ended March 31, 2010 and $1.1 million during the year ended December 31, 2009.

(3) Dividends

A dividend of $0.60 per share or $7.3 million in the aggregate was declared by the Board of Trustees on March 9, 2010 and was paid on March 31, 2010 to shareholders of record as of March 19, 2010.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2010:

During the first quarter of 2010, we invested $5.2 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

There were no dispositions during the first three months of 2010.

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

At March 31, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of March 31, 2010, we accounted for: (i) thirty of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) two of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Two of these LLCs have master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for these LLCs on a consolidated basis since they are variable interest entities and we are deemed to be the primary beneficiary.

The two LLCs that we account for on a consolidated basis are as follows:

LLC	Facility Name	Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)

(a)	This MOB has a master lease provision that is scheduled to expire on September 30, 2010; therefore, beginning in the fourth quarter of 2010, we anticipate this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.
(b)	Newly constructed facility that was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation.

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), was completed and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC (Banburry Medical Properties) in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended March 31, 2009, this property generated approximately $160,000 of revenue, $65,000 of other operating expenses and $60,000 of combined interest and depreciation and amortization expense. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Below are the combined balance sheets (unaudited) for the two above-mentioned LLCs, as included in our consolidated balance sheets at March 31, 2010 and for the three LLCs (the two above-mentioned LLCs as well as Banburry Medical Properties), as included in our consolidated balance sheet at December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Net property (a.)	$23,866	$36,193
Other assets	841	2,818

Total assets	$24,707	$39,011

Liabilities	$791	$1,089
Mortgage notes payable, non-recourse to us	15,216	28,790
Equity	8,700	9,132

Total liabilities and equity	$24,707	$39,011

(a.)	Used as collateral for outstanding mortgage notes payable.

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

The following tables represent summarized financial and other information related to the thirty LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II

Name of LLC	Ownership	Property Owned by LLC
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments (b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties (b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II (b.)	95%	Auburn Medical Office Building II
Texoma Medical Properties (b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One (f.)	95%	BRB Medical Office Building
Banburry Medical Properties (b.)(g.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties (h.)	95%	North Valley Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office buildings include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of March 31, 2010. This building, which is on the campus of a replacement UHS hospital and will have tenants that will include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $11.2 million has been borrowed as of March 31, 2010.
(f.)	We have committed to invest up to $2.9 million in equity and debt financing, $600,000 of which has been funded as of March 31, 2010, in an LLC that will develop, construct, own and operate this MOB which is scheduled to be completed and opened during the third quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $3.0 million of which has been borrowed as of March 31, 2010.
(g.)	We have committed to invest up to $5.2 million in equity and debt financing, of which $237,000 has been funded as of March 31, 2010. This newly constructed facility was completed and opened during the first quarter of 2009 and was accounted for on a consolidated basis through December 31, 2009. During the first quarter of 2010, the master lease threshold at this facility was met; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning January 1, 2010.
(h.)	We have committed to invest up to $6.2 million in equity and debt financing, $5.2 million of which has been funded as of March 31, 2010. This MOB was acquired during the first quarter of 2010.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues	$13,017	$11,963
Operating expenses	5,426	5,262
Depreciation and amortization	2,994	2,431

	Three Months Ended March 31,
	2010	2009
Interest, net	4,046	3,537

Net income	$551	$733

Our share of net income (a.)	$736	$807

(a.)	Our share of net income for the three months ended March 31, 2010 and 2009 includes interest income earned by us on various advances made to LLCs of approximately $456,000 and $378,000, respectively.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	March 31, 2010	December 31, 2009
	(in thousands)
Net property, including CIP	$318,619	$296,623
Other assets	24,968	21,666

Total assets	$343,587	$318,289

Liabilities	$13,582	$13,097
Mortgage notes payable, non-recourse to us	266,451	251,406
Notes payable to us	26,876	19,084
Equity	36,678	34,702

Total liabilities and equity	$343,587	$318,289

Our share of equity and notes receivable from LLCs	$71,734	$61,934

As of March 31, 2010, aggregate maturities of mortgage notes payable by the LLCs which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2010	$38,613
2011	54,632
2012	24,588
2013	25,834
2014	28,822
Thereafter	93,962

Total	$266,451

Name of LLC	Mortgage Balance(a.)	Maturity Date
Deerval Properties(b.)(f.)	$6,950	06/10/2010
Suburban Properties(b.)	9,147	09/15/2010
DVMC Properties(b.)(g.)	4,438	09/30/2010
Banbury Medical Properties(b.)(c.)(h.)	13,402	12/31/2010
PCH Medical Properties	6,444	01/31/2011
Deerval Properties II	18,312	02/15/2011
Auburn Medical Properties(b.)(c.)(d.)	7,667	04/02/2011
Santa Fe Scottsdale	2,618	06/10/2011
Texoma Medical Properties(c.)	11,247	07/01/2011
ApaMed Properties	2,739	01/01/2012
575 Hardy Investors	9,615	02/01/2012
Gold Shadow Properties	6,670	04/10/2012
BRB/E Building One(c.)	3,010	11/01/2012
Sierra Medical Properties	3,992	12/31/2012
Centennial Medical Properties	12,255	01/31/2013
Sparks Medical Properties(b.)(e.)	7,100	04/12/2013
Litchvan Investments	7,895	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,892	07/01/2014
Brunswick Associates	8,448	01/01/2015
Spring Valley Medical Properties	5,789	02/10/2015
DSMB Properties	25,416	09/10/2015
Arlington Medical Properties	26,589	10/10/2015
Willetta Medical Properties	13,245	10/10/2016
Cobre Properties	2,547	11/01/2017
Canyon Healthcare Properties	16,987	12/01/2017
PCH Southern Properties	7,037	12/01/2017

	$266,451

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We believe the terms of these loans are within current market underwriting criteria. At this time, the LLC expects to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance these loans on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(c.)	Construction loans.
(d.)	The Auburn Medical Properties loan was scheduled to mature on April 2, 2010, however, the LLC exercised the first of two one- year extension periods extending the term to April 2, 2011.
(e.)	The Sparks Medical Properties loan was scheduled to mature on April 12, 2010, however, the loan balance was reduced by $1.6 million during the second quarter of 2010, and the term was extended for three years to April 12, 2013.
(f.)	The Deerval Properties loan is scheduled to mature on June 30, 2010, and can be extended, at the LLC’s option, for three years to June 30, 2013.
(g.)	The DVMC Properties loan is scheduled to mature on September 30, 2010, and can be extended, at the LLC’s option, for three years to September 30, 2013.
(h.)	The Banburry Medical Properties loan is scheduled to mature on December 31, 2010, and can be extended, at the LLC’s option, for one year to December 31, 2011.

Pursuant to the operating agreements of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership , interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering-Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

(6) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment became effective for us on January 1, 2010. This amendment did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment became effective for us on January 1, 2010. This amendment did not have a material impact on our consolidated financial position or results of operations.

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

Our portfolio is located throughout the United States however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2010, we have fifty-two real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-one medical office buildings, including thirty-two owned by various LLCs, and;

•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”);

•

A number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators (see Item 1A. Risk Factors for additional disclosure);

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

•

failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid certification requirements and hospital license requirements could have a material adverse impact on our future revenues and the underlying value of our properties (see Note 2, “Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions” for disclosure related to Southwest Healthcare System’s regulatory matters with the Center for Medicare and Medicaid Services and the California Department of Public Health);

•

the potential unfavorable impact on our business of continued deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business;

•

further deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

•

a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS, which may unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests;

•

real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•

government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being implemented;

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our consolidated and unconsolidated medical office buildings (“MOBs”) relating to leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

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

At March 31, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of March 31, 2010, we accounted for: (i) thirty of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) two of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Two of these LLCs have master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for these LLCs on a consolidated basis since they are variable interest entities and we are deemed to be the primary beneficiary.

The two LLCs that we account for on a consolidated basis are as follows:

LLC	Facility Name	Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)

(a)	This MOB has a master lease provision that is scheduled to expire on September 30, 2010; therefore, beginning in the fourth quarter of 2010, we anticipate this MOB will no longer be deemed a variable interest entity and will be accounted for on an unconsolidated basis pursuant to the equity method.
(b)	Newly constructed facility that was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

The other LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation.

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), was completed and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended March 31, 2009, this property generated approximately $160,000 of revenue, $65,000 of other operating expenses and $60,000 of combined interest and depreciation and amortization expense. There was no material impact on our net income as a result of the deconsolidation of this LLC.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of March 31, 2010 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% and 52% of our consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% and 21% of the combined consolidated and unconsolidated revenue for the three month periods ended March 31, 2010 and 2009, respectively. In addition, twelve medical office buildings (“MOBs”) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three month period ended March 31, 2009 includes the revenue and expenses associated with the three consolidated LLCs, as discussed above. During the first quarter of 2010, the master lease threshold on the Summerlin III MOB was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended March 31, 2009, this property generated approximately $160,000 of revenue, $65,000 of other operating expenses and $60,000 of combined interest and depreciation and amortization expense, as reflected in the table below, which provides the Statement of Income for this LLC for the period ended March 31, 2009. The “As Adjusted” column is used for comparison discussions in the Results of Operations. There was no material impact on our net income as a result of the deconsolidation of this LLC.

(amounts in thousands)

Three Months Ended March 31, 2009	As reported in Consolidated Statements of Income	Jan – Mar, 2009 Statements of Income for Summerlin III	“As Adjusted”

Revenues	$7,880	$158	$7,722

Expenses:
Depreciation and amortization	1,538	25	1,513
Advisory fee to UHS	390	-	390
Other operating expenses	1,506	65	1,441

	3,434	90	3,344

Income before equity in limited liability companies (“LLCs”) and interest expense	4,446	68	4,378

Equity in income of unconsolidated LLCs	807	(35)	842
Interest expense	(607)	(33)	(574)

Net income	$4,646	-	$4,646

For the quarter ended March 31, 2010, net income was $4.5 million, or $0.37 per diluted share, as compared to $4.6 million, or $0.39 per diluted share, during the comparable prior year quarter. The decrease in net income of $119,000, or $.02 per diluted share, during the first quarter of 2010, as compared to the comparable quarter of the prior year, was primarily attributable to:

•	an unfavorable As Adjusted change of approximately $106,000, or $0.01 per diluted share, resulting from a decrease in equity in income of unconsolidated LLCs;

•	an unfavorable As Adjusted net change of approximately $78,000, or $0.01 per diluted share, resulting from a decrease in total revenue;

•	a favorable As Adjusted change of approximately $79,000, or $.01 per diluted share, resulting from a decrease in interest expense, net of interest income, and;

•	other net unfavorable changes of $14,000.

Depreciation and amortization expense increased $56,000 during the three months ended March 31, 2010, as compared to the comparable prior year As Adjusted period, due primarily to the expense recorded in connection with amortization on leasing commissions at various consolidated MOBs.

Interest expense, net of interest income, decreased $79,000 during the three months ended March 31, 2010 as compared to the comparable prior year quarter, due primarily to a decrease in our average borrowing rate, partially offset by an increase in our average outstanding borrowings. The increased borrowings were used primarily to fund the investments in and advances to LLCs and additions to real estate investments, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.0 million and $1.1 million (excluding Summerlin III MOB) for the three month periods ended March 31, 2010 and 2009, respectively. The decreases in other operating expenses for the three month period ended March 31, 2010 is primarily attributable to a decrease in general maintenance expenses at certain MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During the three months ended March 31, 2010 and 2009, we recorded equity in income of unconsolidated LLCs of $736,000 and $842,000, As Adjusted, respectively. The decrease during the first quarter of 2010, as compared to the comparable 2009 quarter, was primarily due to decreased income generated at certain of our unconsolidated LLCs, partially offset by increases related to an LLC that was completed and opened during the second quarter of 2009.

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

In the likely event that the master lease is not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the current master lease. Our revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of this master lease (our financial statements for the three-month periods ended March 31, 2010 and 2009 included the pro rata portion of that amount). Although we continue to actively market the available space in these two buildings, and have successfully executed new leases on a portion of the space, our annual revenues, net income and cash provided by operating activities in connection with these properties could be reduced by up to $1 million annually beginning in July of 2010.

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

Below is a reconciliation of our reported net income to FFO for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$4,527	$4,646
Plus: Depreciation and amortization expense:
Consolidated investments	1,534	1,515
Unconsolidated affiliates	2,431	1,930

Funds from operations (FFO)	$8,492	$8,091

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $6.1 million and $5.7 million for the three month periods ended March 31, 2010 and 2009, respectively.

The $317,000 net increase was attributable to:

•

an unfavorable change of $70,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation);

•	a favorable change of $497,000 in accrued expenses and other liabilities;

•	an unfavorable change of $173,000 in tenant reserves, escrows, deposits and prepaid rents related primarily to decrease in prepaid rents at a certain MOB, and;

•	other net favorable changes of $63,000.

The $497,000 favorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend rights during the three months ended March 31, 2009, partially offset by various other net unfavorable changes. In order to meet certain recent changes to tax law requirements, the current payment of dividend equivalents will be made in the years in which dividends are declared and paid, or, if later, when the related options become vested. Dividend equivalents that were accrued as of December 31, 2008 with respect to previously vested options, were paid in January, 2009.

Net cash used in investing activities

Net cash used in investing activities was $11.6 million during the three months ended March 31, 2010 as compared to $9.5 million during the three months ended March 31, 2009.

During the three month period ended March 31, 2010, we funded: (i) $2.4 million of equity investments in LLCs; (ii) $7.7 million of advances to LLCs, and; (iii) $215,000 of capital additions. Additionally, a decrease in cash of $1.9 million resulted from the previously discussed deconsolidation of the Summerlin Hospital Medical Office Building III during the first quarter of 2010. Also during the three month period ended March 31, 2010, we received: (i) $29,000 related to debt refinancing by an LLC; (ii) $120,000 in repayments of advances to LLCs, and; (iii) $554,000 of cash distributions in excess of income from our unconsolidated LLCs.

During the three month period ended March 31, 2009, we funded $5.8 million of equity investments in LLCs, funded $1.6 million of advances to LLCs and spent $2.6 million on capital additions consisting primarily of construction costs related to the new MOB in Las Vegas, Nevada, which opened during the first quarter of 2009. Also during the three month period ended March 31, 2009, we received $506,000 of cash distributions in excess of income from our unconsolidated LLCs, as well as $15,000 in repayments of advances to LLCs.

Net cash provided by financing activities

Net cash provided by financing activities was $3.6 million during the three months ended March 31, 2010 and $4.7 million during the three months ended March 31, 2009.

During the three month period ended March 31, 2010, we received $11.1 million of additional net borrowings on our revolving line of credit. Additionally, during the three months ended March 31, 2010, we paid: (i) $58,000 on mortgage notes payable that are non-recourse to us; (ii) $62,000 on mortgage notes payable of a consolidated LLC that are non-recourse to us; (iii) $47,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) a net of $45,000 consisting of $121,000 of fees incurred related to our at-the-market equity issuance program, offset by approximately $76,000 of cash proceeds received in connection with our dividend reinvestment program, and; (v) $7.3 million of dividends.

During the three month period ended March 31, 2009, we received: (i) $9.7 million of additional net borrowings on our revolving line of credit; (ii) $2.2 million of additional net borrowings from mortgage, construction and other loans payable of consolidated LLCs, and; (iii) $61,000 of cash from the issuance of shares of beneficial interest from our dividend reinvestment plan. Additionally, during the three months ended March 31, 2009, we paid: (i) $7.0 million of dividends; (ii) $213,000 as partial settlement of accrued dividend rights, as discussed above and; (iii) paid $54,000 on mortgage notes payable that are non-recourse to us.

Additional cash flow and dividends paid information for the three month periods ended March 31, 2010 and 2009:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $6.1 million and $5.7 million during the three months ended March 31, 2010 and 2009, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense and restricted/stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $554,000 and $506,000 during the three months ended March 31, 2010 and 2009, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the operating cash flow distributions from these entities. These cash distributions in excess of income are net of capital expenditures and debt repayments made by the LLCs.

We generated $6.6 million and $6.2 million of net cash during the three months ended March 31, 2010 and 2009, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $7.3 million and $7.0 million during the three months ended March 31, 2010 and 2009, respectively. As indicated on the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various sources and uses of cash during the three months ended March 31, 2010 and 2009. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash generated from the properties we own either in whole or through LLCs as outlined above.

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($120,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($29,000 and $0 during the three months ended March 31, 2010 and 2009, respectively); (iii) net borrowings on our revolving credit agreements ($11.1 million and $9.7 million for the three months ended March 31, 2010 and 2009, respectively), and; (iv) net cash (used in)/generated in connection with the issuance of shares of beneficial interest (($45,000) and $61,000 for the three months ended March 31, 2010 and 2009, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($2.4 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively); (ii) advances made to LLCs ($7.7 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively), and; (iii) additions to real estate investments and acquisition of real property ($215,000 and $2.6 million for the three months ended March 31, 2010 and 2009, respectively).

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the projected operating results of our properties, including those owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments.

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

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2010, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

The Agreement contains a provision whereby the commitments will be reduced by 50% of the net proceeds generated from any new equity offering. During the fourth quarter of 2009, we had net equity proceeds of $5.3 million pursuant to our at-the-market equity issuance program, therefore, the commitment has been reduced by $2.65 million and the total commitment is $97.35 million. We did not issue any shares pursuant to our at-the-market equity issuance program during the first quarter of 2010. At March 31, 2010, we had $59.9 million of outstanding borrowings and $22.7 million of letters of credit outstanding against the Agreement. We had $14.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2010. There are no compensating balance requirements. The carrying amount and fair value of the outstanding borrowings pursuant to the Agreement were $59.9 million and $56.7 million, respectively, at March 31, 2010.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant			March 31, 2010
Tangible net worth	>$	127,650		$138,465
Debt to total capital		< 55%		30%
Debt service coverage ratio		> 1.25	x	3.57	x
Debt to cash flow ratio		< 3.50	x	1.72	x

We have three mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2010, with a combined outstanding carrying balance of $21.8 million and fair value of $22.1 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at March 31, 2010 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(b)(c)	$3,375	8.3%	2010
Summerlin Hospital MOB II fixed rate mortgage loan(b)(c)	8,170	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan(b)	3,244	6.5%	2019
Palmdale Medical Plaza term loan(a)	7,046	3.3%	2010

Total	$21,835

(a)	This term loan, which carries a fixed interest rate of 3.25%, is scheduled to mature on July 31, 2010. This loan can be extended, at our option, for three years to July 31, 2013 at interest rates as provided for in the current loan agreement. Prior to the July 31, 2010 expiration, we expect to either exercise the three-year option, or, since we believe the terms of this loan are within current market underwriting criteria, we could elect to refinance this loan on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	Amortized principal payments made on a monthly basis.
(c)	Since we believe the terms of these loans are within current market underwriting criteria, at this time, we expect to refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2010, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2010 totaled $22.7 million consisting of: (i) $5.0 million related to Banburry Medical Properties; (ii) $4.4 million related to Texoma Medical Plaza; (iii) $3.1 million related to Centennial Hills Medical Properties; (iv) $2.4 million related to Palmdale Medical Properties; (v) $2.1 million related to BRB/E Building One;

(vi) $2.0 million related to Auburn Medical Properties II; (vii) $1.4 million related to Sparks Medical Properties; (viii) $1.0 million related to Sierra Medical Properties; (ix) $884,000 related to Deerval Properties II, and; (x) $478,000 related to Arlington Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2010. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Other than developments related to the Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by us) and Inland Valley Regional Medical Center (“Inland Valley” the real property of which is owned by us), as disclosed in Note 2 to the financial statements included in Part I of this Report and hereby incorporated herein by reference, and the healthcare reform legislation update as provided below, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

The operators of our facilities, including UHS, are subject to uncertainties regarding healthcare reform.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. The goal of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), is to provide for increased access to coverage for healthcare while reducing healthcare-related expenses.

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our operators’ expenses from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which our operators believe may have an adverse impact on them, which in turn may have an adverse impact on us.

The impact of the Legislation on the operators of our facilities may vary. Because Legislation provisions are effective at various times over the next several years, it is anticipated that many of the provisions in the Legislation may be subject to further revision. We cannot predict the impact the Legislation may have on our operators or whether they will be able to successfully adapt to the changes required by the Legislation, nor can we predict the impact the Legislation will ultimately have on us.

Item 6.	Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	UNIVERSAL HEALTH REALTY INCOME TRUST
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