Form 10-Q
period 2010-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2010-08-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of common shares of beneficial interest outstanding at July 31, 2010 – 12,260,485

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2010 and 2009

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Base rental - UHS facilities	$3,292	$3,637	$6,584	$7,097
Base rental - Non-related parties	2,573	2,578	5,183	5,154
Bonus rental - UHS facilities	1,023	1,050	2,117	2,145
Tenant reimbursements and other - Non-related parties	543	711	1,159	1,425
Tenant reimbursements and other - UHS facilities	42	47	74	82

	7,473	8,023	15,117	15,903

Expenses:
Depreciation and amortization	1,610	1,586	3,179	3,124
Advisory fees to UHS	466	389	903	779
Other operating expenses	1,434	1,536	2,786	3,042

	3,510	3,511	6,868	6,945

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	3,963	4,512	8,249	8,958

Equity in income of unconsolidated LLCs	833	959	1,569	1,766

Interest expense, net	(522)	(669)	(1,017)	(1,276)

Net income	$4,274	$4,802	$8,801	$9,448

Basic earnings per share	$0.35	$0.40	$0.73	$0.80

Diluted earnings per share	$0.35	$0.40	$0.73	$0.80

Weighted average number of shares outstanding - Basic	12,111	11,876	12,094	11,868
Weighted average number of share equivalents	2	4	2	8

Weighted average number of shares and equivalents outstanding - Diluted	12,113	11,880	12,096	11,876

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
Assets:

Real Estate Investments:
Buildings and improvements	$195,460	$207,597
Accumulated depreciation	(75,175)	(72,405)

	120,285	135,192
Land	19,348	19,348

Net Real Estate Investments	139,633	154,540

Investments in and advances to limited liability companies (“LLCs”)	75,499	61,934

Other Assets:
Cash and cash equivalents	1,246	3,038
Base and bonus rent receivable from UHS	2,031	2,039
Rent receivable - other	852	980
Deferred charges, notes receivable and intangible and other assets, net	6,447	6,294

Total Assets	$225,708	$228,825

Liabilities:

Line of credit borrowings	$58,800	$48,800
Mortgage notes payable, non-recourse to us	8,478	6,677
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	15,105	28,790
Accrued interest	146	142
Accrued expenses and other liabilities	2,038	2,251
Tenant reserves, escrows, deposits and prepaid rents	991	981

Total Liabilities	85,558	87,641

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2010 - 12,253,756; 2009 -12,089,474	123	121
Capital in excess of par value	200,066	195,209
Cumulative net income	366,095	357,294
Cumulative dividends	(426,329)	(411,662)

Total Universal Health Realty Income Trust Shareholders’ Equity	139,955	140,962
Third-party equity interests	195	222

Total Equity	140,150	141,184

Total Liabilities and Equity	$225,708	$228,825

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,801	$9,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,179	3,124
Restricted/stock-based compensation expense	162	69
Changes in assets and liabilities:
Rent receivable	84	167
Accrued expenses and other liabilities	99	(333)
Tenant reserves, escrows, deposits and prepaid rents	46	(162)
Accrued interest	26	(55)
Other, net	(86)	15

Net cash provided by operating activities	12,311	12,273

Cash flows from investing activities:
Investments in LLCs	(5,221)	(11,352)
Repayments of advances made to LLCs	94	106
Advances made to LLCs	(9,547)	(1,952)
Cash distributions in excess of income from LLCs	1,480	2,258
Cash distributions of refinancing proceeds from LLCs	29	2,789
Additions to real estate investments	(302)	(4,314)
Deposit on building refurbishment	—	(753)
Decrease in cash and cash equivalents due to recording of LLC on unconsolidated basis	(1,938)	—

Net cash used in investing activities	(15,405)	(13,218)

Cash flows from financing activities:
Net borrowings on line of credit	10,000	13,300
Repayments of mortgage notes payable of consolidated LLCs	(126)	(116)
(Repayments)/borrowings from loans payable of consolidated LLCs	(94)	3,050
Repayments of mortgage notes payable	(3,449)	(107)
Proceeds from mortgage notes payable	5,250	—
Financing costs on mortgage notes payable	(308)	—
Dividends paid	(14,667)	(14,079)
Partial settlement of dividends equivalent rights	—	(213)
Issuance of shares of beneficial interest, net	4,696	420
Capital contributions from non-controlling interests	—	59

Net cash provided by financing activities	1,302	2,314

(Decrease)/Increase in cash and cash equivalents	(1,792)	1,369
Cash and cash equivalents, beginning of period	3,038	618

Cash and cash equivalents, end of period	$1,246	$1,987

Supplemental disclosures of cash flow information:
Interest paid	$994	$1,285

Supplemental disclosures of non-cash information:
Deconsolidation of LLC:
Net real estate investments	$12,169	—
Cash and cash equivalents	1,938	—
Other assets	144	—
Mortgage and note payable	13,465	—
Other liabilities	370	—
Third-party equity interests	21	—

Investment in LLC	$395	—

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended June 30, 2010. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Forward Looking Statements and Certain Risk Factors as disclosed in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 and as outlined in Item 1A-Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2010, we had investments or commitments in thirty-two LLCs, thirty of which are accounted for by the equity method and two that are currently consolidated in our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% and 51% of our consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 54% and 52% for the six months ended June 30, 2010 and 2009, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the three month periods ended June 30, 2010 and 2009, respectively, and 19% and 20% for the six months ended June 30, 2010 and 2009, respectively. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties listed below at their appraised fair market value.

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

We are committed to invest up to a total of $8.6 million in equity and debt financing, of which $4.7 million has been funded as of June 30, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of June 30, 2010, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan commitment of $7.4 million, which is non-recourse to us, of which $7.0 million has been borrowed as of June 30, 2010. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements as of June 30, 2010 since we are the primary beneficiary.

We are committed to invest up to $5.2 million in debt or equity, of which $380,000 has been funded as of June 30, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. As a result of this master lease agreement, the LLC was considered a variable interest entity and since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan commitment of $13.5 million, which is non-recourse to us, all of which has been borrowed as of June 30, 2010.

We are committed to invest up to $6.4 million in equity and debt financing, of which $4.8 million has been funded as of June 30, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method. This LLC has a third-party term loan commitment of $5.5 million, which is non-recourse to us, all of which has been borrowed as of June 30, 2010.

We are committed to invest up to a total of $4.8 million in equity and debt financing, none of which has been funded as of June 30, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and

Texoma Hospital. The master lease threshold has been met. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $12.9 million has been borrowed as of June 30, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $3.9 million has been funded as of June 30, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan commitment of $8.4 million, which is non-recourse to us, all of which has been borrowed as of June 30, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2010 or 2009 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $466,000 and $389,000 for the three months ended June 30, 2010 and 2009, respectively, and were based upon average invested real estate assets of $286 million and $259 million for the three months ended June 30, 2010 and 2009, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $903,000 and $779,000 for the six month periods ended June 30, 2010 and 2009, respectively, and were based upon average invested real estate assets of $278 million and $260 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of June 30, 2010 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of June 30, 2010 and December 31, 2009, UHS owned 6.4% and 6.5% of our outstanding shares of beneficial interest, respectively.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 54% and 51% of our consolidated revenues for the three months ended June 30, 2010 and 2009, respectively, and 54% and 52% for the six month periods ended June 30, 2010 and 2009, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

UHS Other Matters:

Southwest Healthcare System: During the third quarter of 2009, UHS advised us that, Southwest Healthcare System (“SWHCS”), a wholly-owned subsidiary of UHS which operates Rancho Springs Medical Center (the real property of which is not owned by the Trust) and Inland Valley Regional Medical Center (“Inland Valley”, the real property of which is owned by the Trust) located in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that, during the last 60 days of the agreement, CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010.

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. At that time, SWHCS commenced discussions with officials from CMS regarding an agreement in an effort to resolve the provider agreement termination action. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is up to one year in duration and requires SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS will remain eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. CDPH has previously indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements. SWHCS is currently engaged in pursuing a resolution of this action with CDPH, however, there can be no assurance it will be able to do so. Should SWHCS fail to reach an agreement with CDPH, SWHCS will appeal CDPH’s revocation action and SWHCS would remain operational during the appeal process.

UHS has advised us that Rancho Springs Medical Center and Inland Valley Regional Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At June 30, 2010, the book value of the property was $19.4 million. Bonus rental revenue earned by us from Inland Valley amounted to $283,000 and $574,000 during the three and six-month periods ended June 30, 2010, respectively, and $1.1 million during the year ended December 31, 2009.

(3) Dividends

A dividend of $0.605 per share or $7.4 million in the aggregate was declared by the Board of Trustees on June 3, 2010 and was paid on June 30, 2010 to shareholders of record as of June 16, 2010.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2010:

During the first six months of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

There were no dispositions during the first six months of 2010.

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

At June 30, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of June 30, 2010, we accounted for: (i) thirty of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) two of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), was completed and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC (Banburry Medical Properties) in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended June 30, 2009, this property generated approximately $345,000 of revenue, $135,000 of other operating expenses and $160,000 of combined interest and depreciation and amortization expense. During the six-month period ended June 30, 2009, this property generated approximately $500,000 of revenue, $200,000 of other operating expenses and $220,000 of combined interest and depreciation and amortization expense. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Below are the combined balance sheets (unaudited) for the two above-mentioned LLCs, as included in our condensed consolidated balance sheets at June 30, 2010 and for the three LLCs (the two above-mentioned LLCs as well as Banburry Medical Properties), as included in our consolidated balance sheet at December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Net property (a.)	$23,686	$36,193
Other assets	1,047	2,818

Total assets	$24,733	$39,011

Liabilities	$864	$1,089
Mortgage notes payable, non-recourse to us	15,105	28,790
Equity	8,764	9,132

Total liabilities and equity	$24,733	$39,011

(a.)	Used as collateral for outstanding mortgage notes payable.

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

The following tables represent summarized financial and other information related to the thirty LLCs which were accounted for under the equity method:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties (a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties (a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale (a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors (a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties (d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties (b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties (b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II (b.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties (b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments (b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed (b.)	99%	Desert Springs Medical Plaza
Deerval Properties II (d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties (b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II (b.)	95%	Auburn Medical Office Building II
Texoma Medical Properties (b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One (f.)	95%	BRB Medical Office Building
Banburry Medical Properties (b.)(g.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties (h.)	95%	North Valley Medical Plaza

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office buildings include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of June 30, 2010. This building, which is on the campus of a replacement UHS hospital and will have tenants that will include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, of which $12.9 million has been borrowed as of June 30, 2010.
(f.)	We have committed to invest up to $3.0 million in equity and debt financing, $867,000 of which has been funded as of June 30, 2010, in an LLC that will develop, construct, own and operate this MOB which is scheduled to be completed and opened during the third quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $4.8 million of which has been borrowed as of June 30, 2010.
(g.)	We have committed to invest up to $5.2 million in equity and debt financing, of which $380,000 has been funded as of June 30, 2010. The LLC has a third-party term loan commitment of $13.5 million, which is non-recourse to us, all of which has been borrowed as of June 30, 2010. This facility was completed and opened during the first quarter of 2009 and was accounted for on a consolidated basis through December 31, 2009. During the first quarter of 2010, the master lease threshold at this facility was met; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning January 1, 2010.

(h.)	We have committed to invest up to $6.2 million in equity and debt financing, $5.1 million of which has been funded as of June 30, 2010. This MOB was acquired during the first quarter of 2010.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Revenues	$14,049	$12,678	$27,065	$24,641

Operating expenses	6,310	5,663	11,735	10,925
Depreciation and amortization	3,017	2,619	6,011	5,050
Interest, net	4,316	3,696	8,362	7,233

Net income	$406	$700	$957	$1,433

Our share of net income (a.)	$833	$959	$1,569	$1,766

(a.)	Our share of net income for the three months ended June 30, 2010 and 2009 includes interest income earned by us on various advances made to LLCs of approximately $600,000 and $393,000, respectively, and $1.1 million and $771,000 for the six months ended June 30, 2010 and 2009, respectively.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2010	December 31, 2009
	(in thousands)
Net property, including CIP	$320,284	$296,623
Other assets	27,867	21,666

Total assets	$348,151	$318,289

Liabilities	$13,089	$13,097
Mortgage notes payable, non-recourse to us	267,755	251,406
Notes payable to us	28,952	19,084
Equity	38,355	34,702

Total liabilities and equity	$348,151	$318,289

Our share of equity and notes receivable from LLCs	$75,499	$61,934

As of June 30, 2010, aggregate maturities of mortgage notes payable by the LLCs which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2010	$35,862
2011	51,612
2012	30,225
2013	27,272
2014	28,822
Thereafter	93,962

Total	$267,755

Name of LLC	Mortgage Balance(a.)	Maturity Date
Deerval Properties(b.)(d.)	$6,891	08/10/2010
Suburban Properties(b.)	9,078	09/15/2010
DVMC Properties(b.)(e.)	4,403	09/30/2010
Banbury Medical Properties(b.)(f.)	13,309	12/31/2010
PCH Medical Properties	6,393	01/31/2011
Deerval Properties II(g.)	18,185	02/15/2011
Auburn Medical Properties	8,376	04/02/2011
Santa Fe Scottsdale	2,599	06/10/2011
Texoma Medical Properties(c.)	12,973	07/01/2011
ApaMed Properties	2,727	01/01/2012

Name of LLC	Mortgage Balance(a.)	Maturity Date
575 Hardy Investors	9,579	02/01/2012
Gold Shadow Properties	6,622	04/10/2012
BRB/E Building One(c.)	4,751	11/01/2012
Sierra Medical Properties	3,976	12/31/2012
Centennial Medical Properties	12,203	01/31/2013
Sparks Medical Properties	5,483	02/12/2013
Litchvan Investments	7,857	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,850	07/01/2014
Brunswick Associates	8,418	01/01/2015
Spring Valley Medical Properties	5,749	02/10/2015
DSMB Properties	25,252	09/10/2015
Arlington Medical Properties	26,435	10/10/2015
Willetta Medical Properties	13,171	10/10/2016
Cobre Properties	2,537	11/01/2017
Canyon Healthcare Properties	16,925	12/01/2017
PCH Southern Properties	7,013	12/01/2017

	$267,755

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We believe the terms of these loans are within current market underwriting criteria. At this time, we expect the LLCs to either refinance these loans on or before their 2010 maturity dates for three to ten year terms at the then current market interest rates, or, we may decide to increase our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(c.)	Construction loans.
(d.)	The Deerval Properties loan was extended by the current lender and a new loan is expected to close during August, 2010.
(e.)	The DVMC Properties loan is scheduled to mature on September 30, 2010, and can be extended, at the LLC’s option, for three years to September 30, 2013.
(f.)	The Banburry Medical Properties loan is scheduled to mature on December 31, 2010, and can be extended, at the LLC’s option, for one year to December 31, 2011.
(g.)	The Deerval Properties II amount includes one loan for each of Deerval Properties II and Deerval Parking, and are currently under refinancing. Two new loans are expected to close on August 1, 2010 and September 1, 2010.

Pursuant to the operating agreements of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership, interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering-Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

(6) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances and settlements related to amounts reported as Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

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

(7) Long-term debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2010, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

The Agreement contained a provision that required the commitments to be reduced by 50% of the net proceeds generated from the issuance of any new equity. As a result of this provision, during the fourth quarter of 2009, we reduced the commitment by $2.65 million to $97.35 million. Subsequent to the end of the second quarter of 2010, we retroactively amended our Agreement to reinstate the commitment back to $100 million and eliminated the provision in the Agreement that required the commitment to be reduced by 50% of the net proceeds from the issuance of equity. At June 30, 2010, we had $58.8 million of outstanding borrowings and $20.5 million of letters of credit outstanding against the Agreement. We had $20.75 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2010. There are no compensating balance requirements. The carrying amount and fair value of the outstanding borrowings pursuant to the Agreement were $58.8 million and $56.0 million, respectively, at June 30, 2010.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant			June 30, 2010
Tangible net worth	>$	129,928		$139,955
Debt to total capital		< 55%		30%
Debt service coverage ratio		> 1.25	x	3.6	x
Debt to cash flow ratio		< 3.50	x	1.72	x

We have three mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2010, with a combined outstanding carrying balance of $23.6 million and fair value of $23.6 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at June 30, 2010 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(b)	$5,250	6.0%	2017
Summerlin Hospital MOB II fixed rate mortgage loan(b)(c)	8,106	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan(b)	3,228	6.5%	2019
Palmdale Medical Plaza term loan(a)	6,999	3.3%	2010

Total	$23,583

(a)	This term loan, which carries a fixed interest rate of 3.25%, was scheduled to mature on July 31, 2010. The lender has agreed to extend this term loan for a 3-month period, to October 31, 2010, subject to a $382,000 principal curtailment due to occur on or before October 15, 2010. This loan can be extended, at our option, for three years to July 31, 2013 at interest rates as provided for in the current loan agreement. We expect to exercise the three-year option, or, since we believe the terms of this loan are within current market underwriting criteria, we could elect to refinance this loan on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	Amortized principal payments made on a monthly basis.
(c)	Since we believe the terms of this loan are within current market underwriting criteria at this time, we expect to refinance this loan on or before its 2010 maturity date for three to ten-year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2010, we have fifty-two real estate investments or commitments located in fifteen states consisting of:

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

•

A number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators;

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

•

UHS’s agreement to acquire Psychiatric Solutions, Inc. will require UHS to substantially increase its level of indebtedness which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent them from meeting their obligations under the agreements related to their indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline. See Item 1A. Risk Factors for additional disclosure;

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

At June 30, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of June 30, 2010, we accounted for: (i) thirty of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) two of these LLCs on a consolidated basis, as discussed below, since they are considered to be variable interest entities where we are the primary beneficiary by virtue of their master lease, lease assurance or lease guarantee arrangements with subsidiaries of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), was completed and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended June 30, 2009, this property generated approximately $345,000 of revenue, $135,000 of other operating expenses and $160,000 of combined interest and depreciation and amortization expense. During the six-month period ended June 30, 2009, this property generated approximately $500,000 of revenue, $200,000 of other operating expenses and $220,000 of combined interest and depreciation and amortization expense. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Federal Income Taxes: No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. As such, we are exempt from federal income taxes and we are required to distribute at least 90% of our real estate investment taxable income to our shareholders.

We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the financial statements as no tax is expected to be due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of June 30, 2010 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% and 51% of our consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 54% and 52% for the six months ended June 30, 2010 and 2009, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the three month periods ended June 30, 2010 and 2009, respectively, and 19% and 20% for the six months ended June 30, 2010 and 2009, respectively. In addition, twelve medical office buildings (“MOBs”) owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three month period ended June 30, 2009 includes the revenue and expenses associated with the three consolidated LLCs, as discussed above. During the first quarter of 2010, the master lease threshold on the Summerlin III MOB was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. During the three-month period ended June 30, 2009, this property generated approximately $345,000 of revenue, $135,000 of other operating expenses and $160,000 of combined interest and depreciation and amortization expense. During the six-month period ended June 30, 2009, this property generated approximately $500,000 of revenue, $200,000 of other operating expenses and $220,000 of combined interest and depreciation and amortization expense. The tables below provide the Statement of Income for this LLC for the three and six month period ended June 30, 2009. The “As Adjusted” column is used for comparison discussions in the Results of Operations. There was no material impact on our net income as a result of the deconsolidation of this LLC.

(amounts in thousands)

Three Months Ended June 30, 2009	As reported in Consolidated Statements of Income	April – June, 2009 Statements of Income for Summerlin III	“As Adjusted”

Revenues	$8,023	$345	$7,678

Expenses:
Depreciation and amortization	1,586	82	1,504
Advisory fee to UHS	389	—	389
Other operating expenses	1,536	135	1,401

	3,511	217	3,294

Income before equity in limited liability companies (“LLCs”) and interest expense	4,512	128	4,384

Equity in income of unconsolidated LLCs	959	(51)	1,010
Interest expense	(669)	(77)	(592)

Net income	$4,802	—	$4,802

Six Months Ended June 30, 2009	As reported in Consolidated Statements of Income	Jan – June, 2009 Statements of Income for Summerlin III	“As Adjusted”

Revenues	$15,903	$503	$15,400

Expenses:
Depreciation and amortization	3,124	107	3,017
Advisory fee to UHS	779	—	779
Other operating expenses	3,042	200	2,842

	6,945	307	6,638

Income before equity in limited liability companies (“LLCs”) and interest expense	8,958	196	8,762

Equity in income of unconsolidated LLCs	1,766	(86)	1,852
Interest expense	(1,276)	(110)	(1,166)

Net income	$9,448	—	$9,448

For the quarter ended June 30, 2010, net income was $4.3 million, or $0.35 per diluted share, as compared to $4.8 million, or $0.40 per diluted share, during the comparable prior year quarter. For the six-month period ended June 30, 2010, net income was $8.8 million, or $0.73 per diluted share, as compared to $9.4 million, or $0.80 per diluted share, during the comparable six-month period of the prior year.

The decrease in net income of $528,000, or $.05 per diluted share, during the second quarter of 2010, as compared to the comparable prior year quarter, was primarily attributable to:

•

an unfavorable change of approximately $300,000, or $.03 per diluted share, resulting from the following net favorable items included in our results for the three and six-month periods ended June 30, 2009: (i) the effect of a favorable adjustment resulting from the change in estimate to the operating expenses of an LLC, partially offset by; (ii) the operating losses sustained during the second quarter of 2009 at an LLC that owns a newly constructed medical office building that was completed and opened in April of 2009, and;

•	other combined net unfavorable changes of $228,000, or $.02 per diluted share, due primarily to a $205,000 reduction in revenues (on an As Adjusted basis), as discussed below.

The decrease in net income of $647,000, or $.07 per diluted share, during the six-month period ended June 30, 2010, as compared to the comparable prior year period, was primarily attributable to:

•

an unfavorable change of approximately $300,000, or $.03 per diluted share, resulting from the above-mentioned favorable items included in our results for the three and six-month periods ended June 30, 2009, and;

•	other combined net unfavorable changes of $347,000, or $.03 per diluted share, due primarily to a $283,000 reduction in revenues (on an As Adjusted basis), as discussed below.

During the three months ended June 30, 2010 and 2009, we recorded equity in income of unconsolidated LLCs of $833,000 and $1.0 million As Adjusted, respectively. During the six months ended June 30, 2010 and 2009, we recorded equity in income of unconsolidated LLCs of $1.6 million and $1.9 million As Adjusted, respectively. The decrease during the three and six-month periods ended June 30, 2010, as compared to the comparable 2009 period, was primarily due to the above-mentioned $300,000 of net favorable items recorded during the three and six-month periods ended June 30, 2009.

During the three and six-month periods ended June 30, 2010, total revenue decreased by $205,000, or $0.02 per diluted share As Adjusted, and $283,000, or $0.02 per diluted share As Adjusted, respectively. These decreases resulted primarily from decreases in base rental and tenant reimbursements at certain of our MOBs due to decreased occupancy rates.

Depreciation and amortization expense increased $106,000 and $162,000 during the three and six months ended June 30, 2010, as compared to the comparable prior year As Adjusted periods, respectively, due primarily to the expense recorded in connection with renovations completed at certain consolidated MOBs.

Interest expense, net of interest income, decreased $70,000 and $149,000 during the three and six months ended June 30, 2010 as compared to the comparable prior year As Adjusted periods, respectively, due primarily to a decrease in our average borrowing rate, partially offset by an increase in our average outstanding borrowings. The increased borrowings were used primarily to fund the investments in and advances to LLCs and additions to real estate investments, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.2 million and $1.1 million (excluding Summerlin III MOB) for the three-month periods ended June 30, 2010 and 2009, respectively, and $2.2 million (excluding Summerlin III MOB) for each of the six-month periods ended June 30, 2010 and 2009. The increases in other operating expenses for the three-month period ended June 30, 2010 is primarily attributable to an increase in general maintenance expenses at certain MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease which occurred in June, 2010; (ii) the occupancy and projected occupancy of the buildings, and; (iii) the anticipated unfavorable impact on the region and the properties resulting from the loss of the school district’s accreditation during 2008. As expected and previously disclosed, the master lease, which has been in effect since 2000 on one of these properties, was not renewed upon its expiration in June, 2010. The combined fair value of these properties was determined based upon the present value of their expected future cash flows.

Since the master lease was not renewed, we will be required to find other operators for this property and/or enter into leases on terms potentially less favorable to us than the previous master lease. Since inception of this master lease, our historical annual revenues, net income and net cash provided by operating activities included approximately $1.1 million annually in connection with the terms of this master lease. Although we continue to actively market the available space in these two buildings, and have successfully executed new leases on a portion of the space, our annual revenues, net income and cash provided by operating activities in connection with these properties could be reduced by up to $1 million annually beginning in July of 2010.

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

Below is a reconciliation of our reported net income to FFO for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,274	$4,802	$8,801	$9,448
Plus: Depreciation and amortization expense:
Consolidated investments	1,573	1,561	3,107	3,076
Unconsolidated affiliates	2,451	2,095	4,882	4,025

Funds from operations (FFO)	$8,298	$8,458	$16,790	$16,549

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $12.3 million for each of the six-month periods ended June 30, 2010 and 2009.

The $38,000 net increase was attributable to:

•

an unfavorable change of $499,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation);

•	a favorable change of $432,000 in accrued expenses and other liabilities;

•	a favorable change of $208,000 in tenant reserves, escrows, deposits and prepaid rents related primarily to increases in prepaid rents and deposits at certain MOBs;

•	a favorable change of $81,000 in accrued interest;

•	an unfavorable change of $83,000 in rent receivable, and;

•	other net unfavorable changes of $101,000.

The $432,000 favorable change in accrued expenses and other liabilities resulted primarily from the partial settlement of accrued dividend rights during the six months ended June 30, 2009, partially offset by various other net unfavorable changes. In order to meet certain recent changes to tax law requirements, the current payment of dividend equivalents will be made in the years in which dividends are declared and paid, or, if later, when the related options become vested. Dividend equivalents that were accrued as of December 31, 2008 with respect to previously vested options, were paid in January, 2009.

Net cash used in investing activities

Net cash used in investing activities was $15.4 million during the six months ended June 30, 2010 as compared to $13.2 million during the six months ended June 30, 2009.

During the six-month period ended June 30, 2010, we funded: (i) $5.2 million of equity investments in LLCs; (ii) $9.5 million of advances to LLCs, and; (iii) $302,000 of capital additions. Additionally, a decrease in cash of $1.9 million resulted from the previously discussed deconsolidation of the Summerlin Hospital Medical Office Building III during the first quarter of 2010. Also during the six-month period ended June 30, 2010, we received: (i) $29,000 related to debt refinancing by an LLC; (ii) $94,000 in repayments of advances to LLCs, and; (iii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs.

During the six-month period ended June 30, 2009, we funded: (i) $11.4 million of equity investments; (ii) $2.0 million of advances to LLCs; (iii) $4.3 million of capital additions consisting primarily of construction costs related to the new MOB in Las Vegas, Nevada, which opened during the first quarter of 2009, and a $753,000 deposit made in connection with the refurbishment of an MOB. Also during the six-month period ended June 30, 2009, we received: (i) $2.8 million related to debt refinancing by LLCs; (ii) $106,000 in repayments of advances to LLCs, and; (iii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by financing activities

Net cash provided by financing activities was $1.3 million during the six months ended June 30, 2010 and $2.3 million during the six months ended June 30, 2009.

During the six-month period ended June 30, 2010, we: (i) received $10.0 million of additional net borrowings on our revolving line of credit; (ii) received $5.3 million of proceeds related to a new mortgage note payable that is non-recourse to us, related to a consolidated MOB, and; (iii) generated $4.7 million of net cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2010, we paid: (i) $3.4 million on mortgage notes payable that are non-recourse to us; (ii) $126,000 on mortgage notes payable of a consolidated LLC that are non-recourse to us; (iii) $94,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) $308,000 of financing costs on mortgage notes payable that are non-recourse to us, and; (v) $14.7 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 152,200 shares at an average price of $32.08 per share during the three and six months ended June 30, 2010, which generated approximately $4.6 million of net cash proceeds (net of $325,000, consisting of compensation of approximately $146,000 to Merrill Lynch as well as $179,000 of other various fees and expenses). Since inception of this program, we have issued 336,800 shares at an average price of $31.64 per share, which generated approximately $9.9 million of net cash proceeds (net of $762,000, consisting of compensation of approximately $320,000 to Merrill Lynch as well as $442,000 of various other fees and expenses).

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

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2010 and 2009:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $12.3 million during each of the six months ended June 30, 2010 and 2009, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense and restricted/stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.5 million and $2.3 million during the six months ended June 30, 2010 and 2009, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $13.8 million and $14.6 million of net cash during the six months ended June 30, 2010 and 2009, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $14.7 million and $14.1 million during the six months ended June 30, 2010 and 2009, respectively. As indicated on the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various sources and uses of cash during the six months ended June 30, 2010 and 2009. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash generated from the properties we own either in whole or through LLCs as outlined above.

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($94,000 and $106,000 for the six months ended June 30, 2010 and 2009, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($29,000 and $2.8 million during the six months ended June 30, 2010 and 2009, respectively); (iii) net borrowings on our revolving credit agreements ($10.0 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively); (iv) net borrowings from mortgage, construction and other loans payable of consolidated MOBs and LLCs, net of financing costs ($1.3 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively), and; (v) net cash generated in connection with the issuance of shares of beneficial interest ($4.7 million and $420,000 for the six months ended June 30, 2010 and 2009, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($5.2 million and $11.4 million for the six months ended June 30, 2010 and 2009, respectively); (ii) advances made to LLCs ($9.5 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively), and; (iii) additions to real estate investments and deposit on building refurbishment ($302,000 and $5.1 million for the six months ended June 30, 2010 and 2009, respectively).

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market equity issuance program; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

There can be no assurance that such additional funds will be available in the preferred amounts or from the preferred sources. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2010, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

The Agreement contained a provision that required the commitments to be reduced by 50% of the net proceeds generated from the issuance of any new equity. As a result of this provision, during the fourth quarter of 2009, we reduced the commitment by $2.65 million to $97.35 million. Subsequent to June 30, 2010, we retroactively amended our Agreement to reinstate the commitment back to $100 million and eliminated the provision in the Agreement that required the commitment to be reduced by 50% of the net proceeds from the issuance of equity. At June 30, 2010, we had $58.8 million of outstanding borrowings and $20.5 million of letters of credit outstanding against the Agreement. We had $20.75 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2010. There are no compensating balance requirements. The carrying amount and fair value of the outstanding borrowings pursuant to the Agreement were $58.8 million and $56.0 million, respectively, at June 30, 2010.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant			June 30, 2010
Tangible net worth	>$	129,928		$139,955
Debt to total capital		< 55%		30%
Debt service coverage ratio		> 1.25	x	3.6	x
Debt to cash flow ratio		< 3.50	x	1.72	x

We have three mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2010, with a combined outstanding carrying balance of $23.6 million and fair value of $23.6 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at June 30, 2010 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(b)	$5,250	6.0%	2017
Summerlin Hospital MOB II fixed rate mortgage loan(b)(c)	8,106	8.3%	2010
Kindred Hospital-Corpus Christi fixed rate mortgage loan(b)	3,228	6.5%	2019
Palmdale Medical Plaza term loan(a)	6,999	3.3%	2010

Total	$23,583

(a)	This term loan, which carries a fixed interest rate of 3.25%, was scheduled to mature on July 31, 2010. The lender has agreed to extend this term loan for a 3-month period, to October 31, 2010, subject to a $382,000 principal curtailment due to occur on or before October 15, 2010. This loan can be extended, at our option, for three years to July 31, 2013 at interest rates as provided for in the current loan agreement. We expect to exercise the three-year option, or, since we believe the terms of this loan are within current market underwriting criteria, we could elect to refinance this loan on or before its maturity date for a three to ten year term at the then current market interest rates. In the unexpected event we are unable to refinance this loan on reasonable terms, we would explore other financing alternatives including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b)	Amortized principal payments made on a monthly basis.
(c)	Since we believe the terms of this loan are within current market underwriting criteria at this time, we expect to refinance this loan on or before its 2010 maturity date for three to ten-year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.

Off Balance Sheet Arrangements

As of June 30, 2010, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2010 totaled $20.5 million consisting of: (i) $4.4 million related to Banburry Medical Properties; (ii) $4.4 million related to Texoma Medical Plaza; (iii) $2.8 million related to Centennial Hills Medical Properties; (iv) $2.4 million related to Palmdale Medical Properties; (v) $2.1 million related to BRB/E Building One; (vi) $808,000 related to Auburn Medical Properties II; (vii) $1.3 million related to Sparks Medical Properties; (viii) $908,000 related to Sierra Medical Properties; (ix) $884,000 related to Deerval Properties II, and; (x) $478,000 related to Arlington Medical Properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2010. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

As of June 30, 2010, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 include a listing of risk factors to be considered by investors in our securities. Other than developments related to Southwest Healthcare System, as disclosed in Note 2 to the Financial Statements included in Part 1 of this Report and incorporated herein by reference, and the additional risk related to Universal Health Services, Inc.’s (“UHS”) agreement to acquire Psychiatric Solutions, Inc. (“PSI”), there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

A substantial portion of our revenues are dependent upon UHS. UHS has agreed to acquire PSI which will require UHS to incur substantial indebtedness which could adversely affect UHS’s ability to raise additional capital to fund its operations and meet its obligations under agreements related to their indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% of our consolidated net revenues for the six months ended June 30, 2010 and 59% for the year ended December 31, 2009. As of June 30, 2010, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2011 or 2014.

In connection with the consummation of UHS’s potential acquisition of PSI, UHS has obtained a debt financing commitment of $3.45 billion consisting of an $800 million revolving credit agreement, a $1.05 billion term loan A and a $1.6 billion term loan B (collectively “The Credit Facilities”). The Credit Facilities will become effective upon closing of UHS’s proposed acquisition of PSI which is expected to occur in the fourth quarter of 2010. The indebtedness under The Credit Facilities will be senior obligations of UHS’s and will be guaranteed by substantially all of UHS’s material domestic subsidiaries. UHS will use the net proceeds from The Credit Facilities to pay the consideration under the merger agreement with PSI, to refinance certain of its existing indebtedness and the indebtedness of PSI, to pay certain costs and expenses of the transactions and for general corporate uses.

Although we do not expect to be directly impacted by UHS’s acquisition of PSI, UHS will be substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

Date: August 6, 2010	UNIVERSAL HEALTH REALTY INCOME TRUST
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