Form 10-K
period 2010-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2011-03-11
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2010: $387,771,444. Number of shares of beneficial interest outstanding of registrant as of January 31, 2011: 12,653,250

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2010 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2010. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of December 31, 2010 we have fifty-two real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) forty-one MOBs (including thirty-two owned by various LLCs), and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2010. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of December 31, 2010, we have investments or commitments in fifty-two facilities, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Kindred Hospital Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(E)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B,I)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(B,I)	Riverdale, GA	MOB	100%	—
Desert Samaritan Hospital MOBs(C)	Mesa, AZ	MOB	76%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C,G)	Phoenix, AZ	MOB	90%	—
Thunderbird Paseo Medical Plaza I & II(C)	Glendale, AZ	MOB	75%	—
Cypresswood Professional Center(B)	Spring, TX	MOB	100%	—
Papago Medical Park(C)	Phoenix, AZ	MOB	89%	—
Edwards Medical Plaza(C,G)	Phoenix, AZ	MOB	90%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	99%	—
Orthopaedic Specialists of Nevada Bldg.(B)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C,G)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex(C,G)	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB(D,H)	Las Vegas, NV	MOB	95%	—
Summerlin Hospital MOB II	Las Vegas, NV	MOB	98%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Deer Valley Medical Office II(C)	Phoenix, AZ	MOB	90%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
700 Shadow Lane & Goldring MOBs(D)	Las Vegas, NV	MOB	98%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(C)	Apache Junction, AZ	MOB	85%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	95%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	95%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I(D)	Las Vegas, NV	MOB	95%	—
Canyon Springs Medical Plaza(C)	Gilbert, AZ	MOB	95%	—
Palmdale Medical Plaza(F)	Palmdale, CA	MOB	95%	—
Cobre Valley Medical Plaza(C)	Globe, AZ	MOB	95%	—
Deer Valley Medical Office Building III(C)	Phoenix, AZ	MOB	95%	—
Summerlin Hospital Medical Office Building III	Las Vegas, NV	MOB	95%	—
Vista Medical Terrace & The Sparks Medical Building(D)	Sparks, NV	MOB	95%	—
Auburn Medical Office Building II(D)	Auburn, WA	MOB	95%	—
Texoma Medical Plaza(J)	Denison, TX	MOB	95%	—
BRB Medical Office Building(K)	Kingwood, TX	MOB	95%	—
North Valley Medical Plaza (L)	Phoenix, AZ	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling ownership interest as indicated above.
(D)	Real estate assets owned by an LLC in which we have a non-controlling interest as indicated above and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(E)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess was renewed during 2008 and is scheduled to expire on May 31, 2014.
(F)	Real estate assets owned by an LLC in which we have a non-controlling ownership interest as indicated above. Tenants of this medical office building include subsidiaries of UHS. As a result of our related party relationship with UHS and a master lease agreement between UHS and this property, this LLC is considered to be a variable interest entity. Consequently, we consolidate the results of operations of this LLC in our consolidated financial statements.
(G)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(H)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(I)	A property impairment charge was recorded on this MOB during 2008, as discussed herein.
(J)	This MOB includes tenants which are subsidiaries of UHS and was completed and opened during the first quarter of 2010.
(K)	This MOB was completed and opened during the fourth quarter of 2010.
(L)	This MOB was acquired during the first quarter of 2010.

Other Information

Included in our portfolio at December 31, 2010 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 66% of our revenue in 2010, approximately 61% of our revenue in 2009 and approximately 65%, of our revenue in 2008. As of December 31, 2010, these leases have fixed terms with an average of 3.5 years remaining and include renewal options ranging from two to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 5.1 (ranging from 2.3 to 11.4) during 2010, 6.7 (ranging from 2.9 to 10.4) during 2009 and 6.1 (ranging from 2.5 to 8.7) during 2008. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% of our total revenue for the five years ended December 31, 2010 (approximately 56%, 51% and 55% for the years ended December 31, 2010, 2009 and 2008, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2010 (approximately 19%, 20%

and 21% for the years ended December 31, 2010, 2009 and 2008, respectively). In addition, twelve MOBs, owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased, effective January 1, 2010, to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory Agreement was renewed for 2011 at the same terms and conditions.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2010, 2009 or 2008 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $1.9 million during 2010 and $1.6 million during each of 2009 and 2008 and were based upon average invested real estate assets of $285 million, $268 million and $261 million during 2010, 2009 and 2008, respectively.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2010 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2010 and 2009, UHS owned 6.2% and 6.5% of our outstanding shares of beneficial interest, respectively.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 56%, 51% and 55% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

As a result of the matters discussed above, SWHCS had not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, SWHC received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, SWHCS expects a competitor to open a newly constructed acute care hospital during the first quarter of 2011. UHS is unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

UHS has advised us that Rancho Springs Medical Center and Inland Valley Regional Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the $2.6 million annual base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter, or the opening of the above-mentioned newly constructed acute care facility by a competitor, adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At December 31, 2010, the book value of the property was $19.0 million. Bonus rental revenue earned by us from Inland Valley amounted to $1.1 million during each of the years ended December 31, 2010 and 2009 and $1.0 million during the year ended December 31, 2008.

Psychiatric Solutions, Inc.:    In connection with the acquisition of Psychiatric Solutions, Inc. (“PSI”) by UHS, UHS has substantially increased its level of indebtedness which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline.

Although we do not expect to be directly impacted by UHS’ acquisition of PSI, UHS is substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation”, e.g. at the corporate and shareholder levels, that usually results from investment in the stock of a corporation. Please see the heading “If we fail to maintain our REIT status, we will become subject to federal income tax on our taxable income at regular corporate rates” under “Risk Factors” for more information.

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

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for us.

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

Regulation and Other Factors

During 2010, 2009 and 2008, 52%, 48% and 51%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding for 2009 and 2010. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits projected for 2011, which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, the expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief to the operators of our facilities in the future. We are unable to predict the effect of future policy changes on the operators of our facilities.

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152), (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. Medicare, Medicaid and other health care industry changes which are scheduled to be implemented at various times during this decade are noted below. We cannot predict the effect, if any, these enactments will have on the operators of our facilities and, thus, our business.

Immediate Medicare Reductions:

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities in each of 2010 and 2011 by 0.25%. Further, the Affordable Care Act implements certain reforms to Medicare Advantage payments, effective in 2011.

Future Medicare Reductions:

Future changes to the Medicare program include:

•	Implement a Medicare shared savings program (effective 2012)

•	Implement a hospital readmissions reduction program (effective 2012)

•	Implement a national pilot program on payment bundling (effective 2013)

•	Implement a value-based purchasing program for hospitals (effective 2012)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	73	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	51	Vice President and Chief Financial Officer

Cheryl K. Ramagano	48	Vice President, Treasurer and Secretary

Timothy J. Fowler	55	Vice President, Acquisition and Development

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

A worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations of the operators of our facilities which could, in turn, materially reduce our revenues and net income.

Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A continuation or worsening of economic conditions may result in a continued increase in the unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties.

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding for 2009 and 2010. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits projected for 2011, which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions, the funding requirements from the federal government’s stimulus package, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our tenants’ business, financial position and results of operations, and in turn, ours.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010, (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act, (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these Acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators and, thus, our business.

Increased competition in the health care industry has resulted in lower revenues and higher costs for our operators, including UHS, and may affect our revenues, property values and lease renewal terms.

The health care industry is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our operators’ facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our operators’ hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for our operators.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices and prices for service; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; the implementation of an electronic health records application by 2015; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

As a result of the matters discussed above, SWHCS had not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, SWHC received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, SWHCS expects a competitor to open a newly constructed acute care hospital during the first quarter of 2011. UHS is unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

UHS has advised us that Rancho Springs Medical Center and Inland Valley Regional Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the $2.6 million annual base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter, or the opening of the above-mentioned newly constructed acute care facility by a competitor, adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At December 31, 2010, the book value of the property was $19.0 million. Bonus rental revenue earned by us from Inland Valley amounted to $1.1 million during each of the years ended December 31, 2010 and 2009 and $1.0 million during the year ended December 31, 2008.

The deterioration of credit and capital markets may adversely affect our access to sources of funding and we cannot be certain of the availability and terms of capital to fund the growth of our business when needed.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and, therefore, we generally cannot use income from operations to fund our growth. Accordingly, our growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts (including third-party debt held by various LLCs in which we own non-controlling equity interests) at or prior to their maturities and to invest at yields which exceed our cost of capital. Although the tightening in the credit markets has not had a material impact on us, we can provide no assurance that financing will be available to us on satisfactory terms when needed, which could harm our business. Given these uncertainties, our growth strategy is not assured and may fail.

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

For the year ended December 31, 2010, UHS accounted for 60% of our consolidated revenues. In addition, as of December 31, 2010, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2011 or 2014. We cannot assure you that UHS will renew the leases or continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

UHS’s acquisition of Psychiatric Solutions, Inc.

In connection with the acquisition of Psychiatric Solutions, Inc. (“PSI”) by UHS during the fourth quarter of 2010, UHS has substantially increased its level of indebtedness which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent them from meeting their obligations under the agreements related to their indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline.

Although we do not expect to be directly impacted by UHS’ acquisition of PSI, UHS is substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of UHS. As of December 31, 2010, we had no salaried employees although our officers do receive stock-based compensation. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2010, 66% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

Pursuant to the operating agreements of most of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

In addition to the above-mentioned rights of the third-party members, from time to time, we have had discussions with third-party members about purchasing or selling the interests to each other or a third party. If we were to sell our interests, we may not be able to redeploy the proceeds into assets at the same or greater return as we currently receive. During any such time that we were not able to do so, our ability to increase or maintain our dividend at current levels could be adversely affected which could cause our stock price to decline.

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

As is typical in the healthcare industry, in the ordinary course of business, our operators, including UHS, are subject to medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. If their ultimate liability for professional and general liability claims could change materially from current estimates, if such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed estimates or are not covered by insurance, it could have a material adverse effect on the operations of our operators.

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

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2010). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

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

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

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

								Lease Term
	Type of facility	Number of available beds @ 12/31/10	2010	Average Occupancy(1)				Minimum rent	End of initial or renewed term	Renewal term (years)
Hospital Facility Name and Location				2009	2008	2007	2006
Southwest Healthcare System: Inland Valley Campus(2) Wildomar, California	Acute Care	122	78%	77%	77%	67%	85%	$2,648,000	2011	20

McAllen Medical Center(3) McAllen, Texas	Acute Care	428	47%	50%	50%	51%	52%	5,485,000	2011	20

Wellington Regional Medical Center West Palm Beach, Florida	Acute Care	158	70%	71%	74%	78%	77%	3,030,000	2011	20

The Bridgeway North Little Rock, Arkansas	Behavioral Health	112	77%	79%	83%	94%	92%	930,000	2014	10

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	Rehabilitation	80	71%	60%	55%	57%	53%	775,000	2014	10

Kindred Hospital Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	64%	61%	63%	—	—	687,000	2019	25

Kindred Hospital Chicago Central Chicago, Illinois	Sub-Acute Care	84	40%	45%	44%	38%	46%	1,412,000	2016	10

Facility Name and Location				Lease Term
	Type of facility	Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term(4)	Renewal term (years)
		2010	2009	2008	2007	2006
Desert Springs Medical Plaza(4) Las Vegas, Nevada	MOB	65%	74%	78%	77%	96%	1,105,000	2011-2025	Various

Deer Valley Medical Office I Phoenix, Arizona	MOB	95%	100%	100%	100%	100%	2,006,000	2012-2017	Various

Deer Valley Medical Office II Phoenix, Arizona	MOB	78%	53%	—	—	—	1,475,000	2017-2024	Various

Spring Valley MOB I(4) Las Vegas, Nevada	MOB	93%	96%	96%	95%	91%	732,000	2011-2018	Various

Spring Valley MOB II(4) Las Vegas, Nevada	MOB	53%	51%	50%	50%	—	861,000	2014-2020	Various

Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	91%	95%	98%	98%	98%	1,459,000	2011-2016	Various

Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	97%	100%	100%	100%	100%	1,301,000	2011-2015	Various

Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	63%	63%	—	—	—	1,299,000	2014-2021	Various

Sheffield Medical Building Atlanta, Georgia	MOB	66%	73%	77%	82%	86%	1,170,000	2011-2021	Various

St. Mary’s Professional Office Building Reno, Nevada	MOB	99%	99%	97%	95%	92%	4,182,000	2012-2025	Various

Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	99%	97%	94%	1,948,000	2012-2018	Various

Palmdale Medical Plaza Palmdale, California	MOB	75%	75%	—	—	—	1,090,000	2013-2014	Various

N/A—Not Applicable

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2010. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. The revenues of South Texas Behavioral Health Center are excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates shown for this facility prior to 2009 were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center. For 2009 and 2010, the occupancy rates were based upon the combined numbers of beds at McAllen Medical Center and McAllen Heart Hospital.
(4)	The real estate assets of this facility are owned by an LLC in which we own a non-controlling equity interest and include tenants who are unaffiliated third-parties or subsidiaries of UHS.
(5)	Minimum rent amounts include impact of straight-line rent adjustments.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments and the percentage of RSF on which leases expire during the next five years and thereafter:

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2011	2011	2012	2013	2014	2015	2016 and Later
Hospital Investments
McAllen Medical Center	422,276	0%	100%	0%	0%	0%	0%	0%
Wellington Regional Medical Center	196,489	0%	100%	0%	0%	0%	0%	0%
Southwest Healthcare System—Inland Valley Campus.	124,644	0%	100%	0%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	0%	0%	100%
The Bridgeway	77,901	0%	0%	0%	0%	100%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	0%	100%	0%	0%
Kindred Hospital Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,084,004	0%	69%	0%	0%	14%	0%	17%

Other Investments
Medical Office Buildings:
Desert Samaritan Hospital MOBs	201,108	28%	21%	15%	8%	7%	4%	17%
Saint Mary’s Professional Office Building	190,754	0%	0%	2%	1%	0%	4%	93%
Edwards Medical Plaza	141,034	11%	11%	30%	20%	7%	5%	16%
700 Shadow Lane and Goldring MOBs	116,834	11%	11%	20%	35%	3%	5%	15%
Texoma Medical Plaza(b)	115,284	25%	0%	0%	0%	0%	27%	48%
Centinela Medical Buildings	103,388	27%	27%	9%	11%	19%	6%	1%
Suburban Medical Plaza II	102,818	0%	21%	6%	0%	21%	10%	42%
Desert Springs Medical Plaza	102,579	31%	5%	19%	11%	0%	19%	15%
Centennial Hills Medical Office Building I	96,713	30%	0%	0%	20%	15%	8%	27%
Thunderbird Paseo Medical Plaza I & II	96,569	1%	16%	27%	18%	5%	8%	25%
Summerlin Hospital Medical Office Building II	92,313	16%	17%	34%	16%	7%	2%	8%
Canyon Springs Medical Plaza	91,957	2%	0%	14%	0%	2%	6%	76%
Summerlin Hospital Medical Office Building I	89,636	15%	21%	14%	26%	10%	12%	2%
Vista Medical Terrace & The Sparks Medical Building.	85,668	36%	16%	22%	3%	2%	7%	14%
North Valley Medical Plaza	80,304	58%	6%	2%	7%	4%	14%	9%
Papago Medical Park	79,247	9%	0%	5%	48%	17%	9%	12%
Summerlin Hospital Medical Office Building III	77,713	37%	0%	0%	0%	18%	2%	43%
Deer Valley Medical Office II	77,264	8%	1%	46%	7%	0%	18%	20%
Deer Valley Medical Office III	76,921	19%	0%	0%	0%	0%	0%	81%
Mid Coast Hospital MOB	74,629	0%	16%	0%	12%	0%	0%	72%
Sheffield Medical Building	71,940	33%	8%	31%	6%	4%	3%	15%
Rosenberg Children’s Medical Plaza	66,231	0%	0%	7%	53%	0%	3%	37%
Sierra San Antonio Medical Plaza	59,160	32%	18%	0%	12%	0%	4%	34%
Palmdale Medical Plaza(a)	58,150	25%	0%	0%	59%	16%	0%	0%
Spring Valley Medical Office Building	57,828	18%	16%	30%	24%	5%	4%	3%
Spring Valley Medical Office Building II	57,635	24%	0%	0%	0%	10%	0%	66%
Desert Valley Medical Center	53,734	28%	9%	8%	9%	5%	7%	34%
Southern Crescent Center II	53,680	82%	0%	8%	0%	0%	0%	10%
Southern Crescent Center I	41,400	30%	0%	22%	4%	22%	0%	22%
Auburn Medical II	41,311	16%	0%	0%	0%	0%	0%	84%
BRB Medical Office Building	40,733	10%	0%	0%	0%	0%	17%	73%
Cypresswood Professional Center	40,082	13%	0%	17%	0%	12%	58%	0%
Medical Center of Western Connecticut	36,341	6%	5%	0%	5%	17%	0%	67%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza	26,901	9%	13%	13%	34%	0%	31%	0%
Santa Fe Professional Plaza	25,294	39%	11%	27%	17%	0%	0%	6%
Professional Bldg at King’s Crossing	24,318	32%	0%	6%	0%	0%	25%	37%
Cobre Valley Medical Plaza	21,882	0%	20%	63%	17%	0%	0%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	0%	0%	0%	100%
Orthopaedic Specialists of Nevada Building	11,000	100%	0%	0%	0%	0%	0%	0%
Family Doctor’s MOB	9,155	0%	100%	0%	0%	0%	0%	0%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	0%	0%	0%	100%

Sub-total Other Investments	2,973,499	19%	9%	13%	12%	6%	8%	33%

Total	4,057,503	14%	25%	9%	9%	8%	6%	29%

a)	The Palmdale Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in June, 2013.
b)	The Texoma Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in February 14, 2015.

The average effective annual rental per square foot for our hospital properties was $17.64 during 2010 as compared to $17.81 during 2009, based upon consolidated revenues and total square footage for the hospital facilities. The average effective annual rental per square foot related to our MOBs and childcare centers was $26.96 during 2010 as compared to $26.67 during 2009, based upon the consolidated and unconsolidated revenues and the estimated average occupied square footage for all of our MOBs and childcare centers. On a combined basis, based upon all consolidated and unconsolidated revenues and estimated average occupied square footage, the average effective annual rental per square foot for our properties on a portfolio basis was $24.08 during 2010 as compared to $23.84 during 2009. The estimated average occupied square footage for 2010 was calculated by averaging the unavailable rentable square footage on January 1, 2010 and January 1, 2011. The estimated average occupied square footage for 2009 was calculated by averaging the unavailable rentable square footage on January 1, 2009 and January 1, 2010.

During 2010, each of three UHS-related hospitals (McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus) generated revenues that comprised more than 10% of our consolidated revenues. As of December 31, 2010, McAllen Medical Center and Wellington Regional Medical Center had book values of approximately 10% or greater of our total assets. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2010. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2010, based upon average occupied square feet for McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus:

Property	2010 Average Occupied Square Feet	2010 Revenues	2010 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,070,000	$16.74
Wellington Regional Medical Center	196,489	$4,242,000	$21.59
Southwest Healthcare System-Inland Valley Campus	124,644	$3,768,000	$30.23

The following table sets forth lease expirations for each of the next ten years:

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
Hospital properties
2011	858,963	4	$12,563,000	16%
2012	0	0	$0	0%
2013	0	0	$0	0%
2014	155,341	2	$1,705,000	2%
2015	0	0	$0	0%
2016	0	0	$0	0%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	69,700	1	$668,000	1%
2020	0	0	$0	0%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,084,004	7	$14,936,000	19%

Other consolidated properties
2011	18,682	7	$644,000	1%
2012	43,516	13	$1,240,000	2%
2013	8,094	5	$254,000	0%
2014	32,598	7	$877,000	1%
2015	31,487	6	$791,000	1%
2016	30,377	6	$678,000	1%
2017	6,588	1	$233,000	0%
2018	12,670	3	$294,000	0%
2019	19,200	2	$677,000	1%
2020	22,514	2	$514,000	1%
Thereafter	20,738	3	$462,000	1%

Subtotal-other consolidated properties	246,464	55	$6,664,000	9%

Other unconsolidated properties (MOBs)
2011	242,402	106	$6,602,000	8%
2012	328,569	102	$9,027,000	11%
2013	319,178	100	$8,551,000	11%
2014	134,558	49	$3,576,000	4%
2015	174,073	57	$4,680,000	6%
2016	147,100	29	$3,906,000	5%
2017	144,429	23	$4,425,000	5%
2018	85,236	17	$2,187,000	3%
2019	46,760	12	$1,639,000	2%
2020	191,616	31	$5,327,000	7%
Thereafter	253,485	24	$7,369,000	10%

Subtotal-other unconsolidated properties	2,067,406	550	$57,289,000	72%

Total all properties	3,397,874	612	$78,889,000	100%

(1)	Based upon 2010 rental revenue excluding the bonus rental revenue earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests.
(2)	Percentages based upon 2010 rental revenues, excluding the bonus rental earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests.

ITEM 3.	Legal Proceedings

None

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2010 and 2009 are summarized below:

	2010		2009
	High Price	Low Price	High Price	Low Price
First Quarter	$36.54	$31.92	$34.32	$25.11
Second Quarter	$36.00	$30.79	$33.94	$30.08
Third Quarter	$34.53	$31.50	$35.28	$29.49
Fourth Quarter	$38.40	$34.78	$32.55	$30.27

Holders

As of January 31, 2011, there were approximately 462 shareholders of record of our shares of beneficial interest.

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

	2010	2009
First Quarter	$.600	$.590
Second Quarter	.605	.595
Third Quarter	.605	.595
Fourth Quarter	.605	.600

	$2.415	$2.38

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2005.

Company Name/Index	Base Period Dec 2005	INDEXED RETURNS Years Ending
		Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010
Universal Health Realty Income Trust	$100	$132.50	$128.58	$127.97	$134.29	$164.16
S&P 500 Index	$100	$115.79	$122.16	$76.96	$97.33	$111.99
Peer Group	$100	$143.55	$143.45	$134.10	$161.33	$192.94

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2010. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2010	2009	2008	2007	2006
Operating Results:
Total revenue(1)	$28,878	$31,914	$29,184	$27,960	$31,714
Income from continuing operations	16,310	18,576	11,653	19,664	34,428
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	—	—	—	2,527	269

Net income	$16,310	$18,576	$11,653	$22,191	$34,697

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$125,257	$154,540	$154,649	$143,797	$143,363
Investments in LLCs(1)	80,442	61,934	56,462	52,030	47,223
Total assets(1)	216,135	228,825	221,056	199,749	194,139
Total indebtedness(1)(2)	67,563	84,267	71,692	36,617	26,337
Other Data:
Funds from operations(3)	$32,582	$33,325	$24,996	$29,066	$28,930
Cash provided by (used in):
Operating activities	23,049	24,984	21,769	22,767	24,702
Investing activities	(17,302)	(12,362)	(26,923)	(4,336)	(2,404)
Financing activities	(7,798)	(10,202)	4,641	(18,098)	(23,217)
Per Share Data:
Basic earnings per share:
From continuing operations	$1.33	$1.56	$0.98	$1.66	$2.92
From discontinued operations	—	—	—	0.21	0.02

Total basic earnings per share	$1.33	$1.56	$0.98	$1.87	$2.94

Diluted earnings per share:
From continuing operations	$1.33	$1.56	$0.98	$1.66	$2.90
From discontinued operations	—	—	—	0.21	0.02

Total diluted earnings per share	$1.33	$1.56	$0.98	$1.87	$2.92

Dividends per share	$2.415	$2.380	$2.340	$2.300	$2.260

Other Information (in thousands)
Weighted average number of shares outstanding—basic	12,259	11,891	11,851	11,818	11,784
Weighted average number of shares and share equivalents outstanding—diluted	12,262	11,897	11,882	11,875	11,866

(1)	As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements include the consolidated accounts of our consolidated investments and those investments that meet the criteria of a variable interest entity. Please see Note 1 for further discussions.
(2)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $271.7 million as of December 31, 2010, $251.4 million as of December 31, 2009, $230.5 million as of December 31, 2008, $214.9 million as of December 31, 2007, and $180.9 million as of December 31, 2006. (See Note 8 to the consolidated financial statements).

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

A reconciliation of our reported net income to FFO is shown below:

	(000s)
	2010	2009	2008	2007	2006
Net income	$16,310	$18,576	$11,653	$22,191	$34,697
Depreciation and amortization expense:
Consolidated investments	6,156	6,283	5,832	5,167	5,314
Unconsolidated affiliates	10,116	8,466	7,511	5,990	4,613
Discontinued operations	—	—	—	—	124
Less gains:
Previously deferred gain on sale of our interest in an unconsolidated LLC	—	—	—	—	(1,860)
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	—	—	(1,748)	(13,958)
Property damage recovered from UHS-Wellington	—	—	—	—	—
Gains recorded by unconsolidated affiliates	—	—	—	(264)	—
Gain on sale of real property, included in income from discontinued operations	—	—	—	(2,270)	—

FFO	$32,582	$33,325	$24,996	$29,066	$28,930

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of December 31, 2010, we have fifty-two real estate investments or commitments in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-one medical office buildings, and;

•	four preschool and childcare centers.

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

•

UHS’s acquisition of Psychiatric Solutions, Inc. has required UHS to substantially increase its level of indebtedness which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline;

•

failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property (see Item 1A. Risk Factors for disclosure related to Southwest Healthcare System’s regulatory matters with the Center for Medicare and Medicaid Services and the California Department of Public Health);

•

the potential unfavorable impact on our business of continued deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business and refinance existing debt with near term maturites;

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

•

our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs (consisting of substantially all of the LLCs that own MOBs in Arizona, Nevada and California), the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member;

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

•

competition from other health care providers, including physician owned facilities and other facilities owned by UHS, including, but not limited to, McAllen, Texas, the site of our largest acute care facility (McAllen Medical Center), and Wildomar, California (Inland Valley Regional Medical Center);

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

At December 31, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of December 31, 2010, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), completed construction and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Summerlin Medical Office Building II is also located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease arrangement expired and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on October 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary.

The LLCs that we accounted for on a consolidated basis during 2010 (either entire year or partial year) are as follows:

LLC	Facility Name	Non-controlling Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)

(a)	This MOB had a master lease provision that expired on September 30, 2010; therefore, beginning in the fourth quarter of 2010, this MOB was no longer deemed a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method.
(b)	This MOB was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2010 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2010, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2011. During 2010, the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 56%, 51% and 55% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for 19%, 20% and 21% of the combined consolidated and unconsolidated revenues for the year ended December 31, 2010, 2009 and 2008, respectively. In addition, twelve of the MOBs, owned by LLCs in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Year ended December 31, 2010 as compared to the year ended December 31, 2009:

Our Consolidated Statement of Income for the year ended December 31, 2010 includes nine months of revenue and expenses associated with Summerlin II which was deconsolidated effective October 1, 2010, as mentioned above. Our Consolidated Statement of Income for the year ended December 31, 2009 includes the revenue and expenses associated with Summerlin III and Summerlin II which were deconsolidated on January 1, 2010 and October 1, 2010, respectively, as mentioned above. The table below reflects the “As Adjusted” Statement of Income for the year ended December 31, 2009 which reflects the revenue and expense impact of the deconsolidations for the corresponding periods of 2009 thereby presenting both years on a comparable basis. There was no material impact on our net income as a result of the deconsolidation of these LLCs.

(amounts in thousands) Year Ended December 31, 2010	As reported in Consolidated Statements of Income	Adjustments	“As Adjusted”
Revenues	$28,878	$—	$28,878

Expenses:
Depreciation and amortization	6,286	—	6,286
Advisory fee to UHS	1,852	—	1,852
Other operating expenses	5,439	—	5,439

	13,577	—	13,577

Income before equity in limited liability companies (“LLCs”) and interest expense	15,301	—	15,301
Equity in income of unconsolidated LLCs	2,948	—	2,948
Interest expense	(1,939)	—	(1,939)

Net income	$16,310	—	$16,310

Year Ended December 31, 2009	As reported in Consolidated Statements of Income	Combined Statements of Income for Summerlin II & III(A)	“As Adjusted”
Revenues	$31,914	$1,817	$30,097

Expenses:
Depreciation and amortization	6,399	383	6,016
Advisory fee to UHS	1,606	—	1,606
Other operating expenses	5,977	699	5,278

	13,982	1,082	12,900

Income before equity in limited liability companies (“LLCs”) and interest expense	17,932	735	17,197
Equity in income of unconsolidated LLCs	3,092	300	3,392
Interest expense	(2,448)	435	(2,013)

Net income	$18,576	—	$18,576

(A)	Represents the operating results for Summerlin III for the twelve-month period ended December 31, 2009 and the operating results for Summerlin II for the three-month period ended December 31, 2009. Summerlin III was deconsolidated on January 1, 2010 and Summerlin II was deconsolidated on October 1, 2010.

During 2010, net income was $16.3 million, or $1.33 per diluted share, as compared to $18.6 million, or $1.56 per diluted share, during 2009.

The $2.3 million decrease in net income during 2010, as compared to 2009, was primarily attributable to the following as computed on an As Adjusted basis using the tables above:

•	a decrease of approximately $1.2 million in revenues, as discussed below;

•	a net decrease of $444,000 in equity in income of unconsolidated LLCs, as discussed below;

•	a decrease of $270,000 due to increased depreciation and amortization expense due primarily to the expense recorded in connection with capital improvements completed at certain consolidated MOBs;

•	a decrease of $246,000 due to an increase in the advisory fee paid to UHS (fee increased to 0.65% of average invested real estate assets during 2010 as compared to 0.60% during 2009);

•	a decrease of $161,000 due to an increase in other operating expenses, as discussed below, and;

•

an increase of $74,000 due to a decrease in interest expense resulting primarily from an decrease in the effective borrowing rate on our revolving credit facility (to 1.1% during 2010 from 1.4% during 2009), partially offset by an increase in the average outstanding borrowings (to $52.9 million during 2010 from $45.8 million during 2009).

During 2010, total revenue decreased by $1.2 million (As Adjusted basis), as compared to 2009, resulting primarily from: (i) a $700,000 decrease due to the June, 2010 expiration of a master lease agreement on Southern Crescent II MOB located in Georgia (see additional disclosure below); (ii) a $200,000 decrease at a certain MOB located in Georgia due to decreased occupancy rates; (iii) a $175,000 decrease at a single-tenant MOB located in Las Vegas, Nevada, which was vacated during the second quarter of 2010, and; (iv) other combined net decreases of $125,000, including a $100,000 decrease in bonus rental revenue earned on the UHS hospital facilities.

During 2010, on an As Adjusted basis, equity in income of unconsolidated LLCs decreased $444,000, as compared to 2009 due primarily to: (i) a net decrease of approximately $200,000, resulting primarily from reserves established in connection with certain tenant receivables at LLCs that own MOBs in Nevada and Arizona; (ii) a net decrease of approximately $330,000 resulting from decreased income due to decreasing occupancy at a MOB located in California; (iii) a decrease of approximately $380,000 at two MOBs in Phoenix, Arizona, due in part to low occupancy levels at a MOB which was acquired in March, 2010 by an unconsolidated LLC, partially offset by; (iv) a net increase of $466,000 from other combined net favorable changes at various other unconsolidated LLCs, including approximately $250,000 from increased combined income generated at two MOBs which were completed and opened during the second quarter of 2009 and the first quarter of 2010.

During 2010, on an As Adjusted basis, other operating expenses increased $161,000 due primarily to an increase in general maintenance expenses at certain MOBs. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.3 million during 2010 and $4.2 million during 2009 (on an As Adjusted basis in both years). A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income. During 2010, $2.1 million, or 49% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2009, $2.9 million, or 59% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. The decrease in the operating expenses passed on directly to tenants during 2010, as compared to 2009, was primarily due to building repairs and maintenance completed during 2010 which were non-reimbursable, as well as the master lease arrangement at Palmdale Medical Plaza which does not include expense reimbursement pursuant to the portion of the revenue covered by the master lease arrangement.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale),

Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the future expiration of a master lease which occurred in June, 2010, and; (ii) the occupancy and projected occupancy of the buildings. As expected and previously disclosed, the master lease, which has been in effect since 2000 on Southern Crescent II (which generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities), was not renewed upon its expiration in June, 2010. The combined fair value of these properties was determined based upon the present value of their expected future cash flows. Since the master lease on Southern Crescent II was not renewed, we continue to actively market the available space in this MOB which is currently 80% vacant.

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

Below is a reconciliation of our reported net income to FFO for 2010 and 2009 (in thousands):

	2010	2009
Net income	$16,310	$18,576
Depreciation and amortization expense:
Consolidated investments	6,156	6,283
Unconsolidated affiliates	10,116	8,466

Funds From Operations	$32,582	$33,325

The $743,000 decrease in FFO during 2010, as compared to 2009, was due to the $2.3 million decrease in net income, as discussed above, partially offset by the favorable effect of adding back $1.5 million of increased depreciation and amortization expense incurred by us and our unconsolidated affiliates related to newly constructed and recently opened MOBs and capital expenditures at various other properties.

Year ended December 31, 2009 as compared to the year ended December 31, 2008:

During 2009, net income was $18.6 million, or $1.56 per diluted share, as compared to $11.7 million, or $0.98 per diluted share, during 2008.

The increase in net income of $6.9 million during 2009, as compared to 2008, was primarily attributable to:

•	an increase of $4.6 million resulting from the provision for asset impairment recorded during 2008 on a certain medical office building complex, as discussed above;

•

an increase of $1.0 million resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at several of our unconsolidated LLCs, including the effect of a favorable adjustment resulting from a change in estimate to the accrued operating expenses of a certain LLC;

•	an increase of approximately $250,000 resulting from an increase in bonus rentals from UHS hospital facilities;

•

an increase of approximately $400,000 resulting from a decrease in interest expense incurred on our revolving credit facility resulting from a decrease in borrowing rates, partially offset by an increase in the average outstanding borrowings;

•

a net increase of approximately $150,000 resulting from the increased net income generated at two consolidated, newly constructed MOBs that were completed and opened during the third quarter of 2008 and first quarter of 2009, and;

•	other combined net increases of approximately $500,000.

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

Depreciation and amortization expense increased approximately $500,000 during 2009 as compared to 2008, due primarily to the expense recorded in connection with the above-mentioned MOBs that were completed and opened during the third quarter of 2008 and first quarter of 2009.

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

The $800,000 increase in other operating expenses during 2009, as compared to 2008, is primarily attributable to: (i) the opening of Palmdale Medical Plaza during the third quarter of 2008; (ii) the opening of Summerlin Hospital Medical Office Building III during the first quarter of 2009, and; (iii) an increase in general maintenance expenses at various MOBs. Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.9 million (on an unadjusted basis) and $4.0 million during 2009 and 2008, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income. During 2009, $2.9 million, or 59% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2008, $2.5 million, or 62% of the expenses related to consolidated medical office buildings were passed on directly to the tenants. The decrease in the percentage of operating expenses passed on directly to tenants during 2009, as compared to 2008, was primarily due to the opening of the Palmdale Medical Plaza and Summerlin Hospital MOB II during the third quarter of 2008 and first quarter of 2009, respectively, which have no expense reimbursements pursuant to the portion of revenue covered by the master lease arrangements.

During 2009 and 2008, we recorded equity in income of unconsolidated LLCs of $3.1 million and $2.1 million, respectively. The $1.0 million increase during 2009, as compared to 2008, is primarily due to increased income generated at several of our unconsolidated LLCs, including the effect of a favorable adjustment resulting from a change in estimate to the accrued operating expenses of an LLC.

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

Liquidity and Capital Resources

Year ended December 31, 2010 as compared to December 31, 2009:

Net cash provided by operating activities

Net cash provided by operating activities was $23.0 million during 2010 as compared to $25.0 million during 2009. The $2.0 million decrease was attributable to:

•

an unfavorable change of $2.3 million due to a decrease in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation) as discussed above in Results of Operations;

•	a favorable change of $503,000 in accrued expenses and other liabilities;

•	a favorable change of $150,000 in rent receivable;

•	an unfavorable change of $254,000 in tenant reserves, escrows, deposits and prepaid rents related primarily to decreases in prepaid rents and deposits at certain MOBs;

•	a favorable change of $97,000 in accrued interest, and;

•	other combined net unfavorable changes of $109,000.

The $503,000 favorable change in accrued expenses and other liabilities resulted from: (i) an increase in property taxes accrued at certain MOBs, and; (ii) an increase in accrued payables at a certain MOB relating to building maintenance and general repairs.

Net cash used in investing activities

Net cash used in investing activities was $17.3 million during 2010 as compared to $12.4 million during 2009.

2010:

During 2010, we used $17.3 million of net cash in investing activities as follows:

•	We spent $15.6 million to fund equity investments in unconsolidated LLCs as follows:

•	$3.0 million invested in the LLC that owns the Suburban Medical Plaza II, in which we have a 33% non-controlling equity interest;

•	$2.6 million invested in the LLC that owns the Auburn Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$1.9 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.8 million invested in the LLC that purchased the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$1.3 million invested in the LLC that owns the BRB Medical Office Building, in which we have a 95% non-controlling equity interest;

•	$1.0 million invested in the master LLC which governs four unconsolidated LLCs, in which we have a 90% non- controlling equity interest;

•	$850,000 invested in the LLC that owns the Centennial Hills Medical Office Building, in which we have a 95% non-controlling equity interest;

•	$685,000 invested in the LLC that owns the Summerlin Hospital MOB III, in which we have a 95% non-controlling equity interest;

•	$494,000 invested in the LLC that owns the Desert Samaritan Hospital MOBs, in which we have a 76% non-controlling equity interest;

•	$470,000 invested in the LLC that owns the Vista Medical Terrace and the Sparks Medical Building, in which we have a 95% non-controlling equity interest;

•	$454,000 invested in the LLC that owns the Spring Valley Hospital Medical Office Building II, in which we have a 95% non-controlling equity interest, and;

•	$1.0 million invested in various other LLCs, in which we own a non-controlling equity interest.

•	We spent $9.5 million to fund advances to unconsolidated LLCs as follows:

•	$3.8 million advance made to an LLC that acquired the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$2.6 million advance made to an LLC that owns the Centennial Hills Medical Office Building, in which we have a 95% non-controlling equity interest;

•	$1.5 million advance made to an LLC that owns the Vista Medical Terrace and the Sparks Medical Building, in which we have a 95% non-controlling equity interest;

•	$1.3 million advance made to an LLC that owns the Sierra San Antonio Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$192,000 advance made to an LLC that owns Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest, and;

•	$142,000 advance made to an LLC that owns the Deer Valley Medical Office II, in which we have a 90% non-controlling equity interest.

•	We spent $969,000 on additions to real estate investments as follows:

•	$502,000 funded for refurbishments of a certain MOB;

•	$337,000 funded for building refurbishments and tenant improvements at a certain MOB, and;

•	$130,000 funded for other capital improvements

Additionally, the cash balance reflected on our Consolidated Balance Sheet as of December 31, 2010 was reduced by $2.1 million resulting from the above-mentioned deconsolidation of Summerlin Hospital Medical Office Building III on January 1, 2010 and the deconsolidation of Summerlin Hospital Medical Office Building II on October 1, 2010. This amount represents the aggregate cash balances for both entities as of the respective dates of deconsolidation.

•	We received $6.9 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$4.1 million received from the LLC that owns the Summerlin Hospital Medical Office Building II, in which we have a 98% non-controlling equity interest;

•	$2.5 million received from the LLC that owns the Deer Valley Medical Office II, in which we have a 90% non-controlling equity interest;

•	$221,000 received from the LLC that owns Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest, and;

•	$29,000 received from the LLC that owns the Phoenix Children’s East Valley Care Center, in which we have a 95% non-controlling equity interest.

•

We received $3.4 million of cash distributions in excess of income related to our unconsolidated LLCs ($6.3 million of cash distributions received less $2.9 million of equity in income of unconsolidated LLCs).

•	We received $604,000 in repayments of advances previously provided to unconsolidated LLCs.

2009:

During 2009, we used $12.4 million of net cash in investing activities as follows:

•	We spent $11.0 million to fund equity investments in unconsolidated LLCs as follows:

•	$3.5 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.9 million invested in the LLC that owns the Auburn Medical Office Building II, in which we have a 95% non-controlling equity interest;

•	$1.4 million invested in the LLC that owns the Centennial Hills Medical Office Building in which we have a 95% non-controlling equity interest;

•	$1.4 million invested in the master LLC which governs four unconsolidated LLCs in which we have a 90% non- controlling equity interest;

•	$736,000 invested in the LLC that owns the Vista Medical Terrace and the Sparks Medical Building in which we have a 95% non-controlling equity interest;

•	$707,000 invested in the LLC that owns the Spring Valley Hospital Medical Office Building II in which we have a 95% non-controlling equity interest;

•	$610,000 invested in the LLC that owns the BRB Medical Office Building in which we have a 95% non-controlling equity interest, and;

•	$762,000 invested in various other LLCs in which we own a non-controlling equity interest.

•	We spent $6.9 million on additions to real estate investments as follows:

•	$2.6 million funded to complete construction on the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$1.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008;

•	$1.5 million funded for refurbishments of an MOB that were completed during the first quarter of 2010;

•	$400,000 funded for tenant improvements at an MOB, and;

•	$500,000 in other capital additions.

•	We spent $2.1 million to fund advances to unconsolidated LLCs as follows:

•

$1.0 million advance made to an LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest, none of which has been repaid at December 31, 2010;

•	$529,000 advance made to an LLC that owns the Texoma Medical Plaza located in Denison, Texas, in which we have a 95% non-controlling equity interest, all of which was repaid at December 31, 2009;

•	$467,000 advanced to an LLC that owns the Sierra San Antonio Medical Plaza in which we have a 95% non-controlling equity interest, none of which has been repaid at December 31, 2010, and;

•

$146,000 advanced made to an LLC that owns the Mid Coast Hospital MOB located in Brunswick, Maine, in which we have a 74% non-controlling equity interest, $125,000 of which has been repaid at December 31, 2010.

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

•

We received $4.1 million of cash distributions in excess of income related to our unconsolidated LLCs ($7.2 million of cash distributions received less $3.1 million of equity in income of unconsolidated LLCs).

•	We received $781,000 in repayments of advances previously provided to unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $7.8 million during 2010 as compared to $10.2 million during 2009.

During 2010, we received: (i) $3.8 million of additional net borrowings on our revolving line of credit; (ii) received $5.3 million of proceeds related to a new mortgage note payable, that is non-recourse to us, related to a consolidated MOB, and; (iii) generated $17.8 million of net cash from the issuance of shares of beneficial interest, $17.6 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $200,000 of which was related to our dividend reinvestment program. Additionally, during 2010, we paid: (i) $3.5 million on mortgage notes payable that are non-recourse to us (representing the pay-off of a mortgage note payable that was refinanced during 2010 resulting in the $5.3 million of proceeds, as mentioned above); (ii) $191,000 on mortgage notes payable of a consolidated LLC that are non-recourse to us; (iii) $529,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) $398,000 of financing costs on mortgage notes payable that are non-recourse to us; (v) $134,000 as settlement of accrued dividend equivalent rights, as discussed below, and; (vi) $29.9 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 184,600 shares at an average price of $31.28 per share during the fourth quarter of 2009 which generated approximately $5.3 million of net cash proceeds (net of approximately $440,000 consisting of compensation of approximately $175,000 to Merrill Lynch as well as approximately $265,000 of various other fees and expenses). During 2010 we issued 548,900 shares under this ATM program at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of $725,000 to Merrill Lynch as well as approximately $515,000 of various other fees and expenses).

During 2009, we received: (i) $9.8 million of net borrowings on our revolving line of credit; (ii) $3.2 million of additional net borrowings from other loans payable of consolidated LLCs that are non-recourse to us; (iii) $5.9 million, net of expenses, from the issuance of shares of beneficial interest, $5.3 million of which related to our equity issuance program (as discussed above) and the majority of the remaining $600,000 was related to our dividend reinvestment program; (iv) $51,000 of capital contributions from non-controlling interests. Additionally, during 2009, we paid: (i) $215,000 on mortgage notes payable that are non-recourse to us; (ii) $346,000 as settlement of accrued dividend equivalent rights, as discussed below; (iii) $237,000 of repayments on mortgage notes payable of consolidated LLCs, and; (iv) $28.4 million of dividends.

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

Net cash used in investing activities

Net cash used in investing activities was $12.4 million during 2009, as discussed above, as compared to $26.9 million during 2008.

2008:

During 2008, we used $26.9 million of net cash in investing activities as follows:

•	We spent $13.8 million on additions to real estate investments as follows:

•	$9.8 million funded at a consolidated LLC that constructed the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$3.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008, and;

•	$100,000 in other capital additions.

•	We spent $7.2 million to fund equity investments in unconsolidated LLCs as follows:

•	$2.3 million invested for a 95% non-controlling ownership interest in the LLC that purchased the Vista Medical Terrace and the Sparks Medical Building, located in Sparks, Nevada;

•	$1.3 million invested in the LLC that owns the Deer Valley Medical Office Building III, in which we have a 95% non-controlling equity interest;

•	$1.2 million invested in the LLC that owns the Centennial Hills Medical Office Building I, in which we have a 95% non-controlling equity interest;

•	$720,000 invested in the master LLC which governs four unconsolidated LLCs in which we have a 90% non- controlling equity interest;

•	$658,000 invested in the LLC that owns the Deer Valley Medical Office Building II in which we have a 90% non-controlling equity interest, and;

•	$938,000 invested to various LLCs in which we own a non-controlling equity interest.

•	We spent $4.7 million on the acquisition of Kindred Hospital-Corpus Christi, during the first quarter of 2008.

•	We spent $4.0 million as an advance to our third-party partners, as discussed below.

•	We spent $3.1 million to fund advances to unconsolidated LLCs as follows:

•	$1.6 million advance made to an LLC that owns Sierra San Antonio Medical Plaza located in Fontana, California, in which we have a 95% non-controlling equity interest;

•	$1.0 million advance made to an LLC that owns the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we have a 76% non-controlling equity interest, and;

•	$540,000 advance made to an LLC that owns the Mid Coast Hospital MOB located in Brunswick, Maine, in which we have a 74% non-controlling equity interest.

•	We received $2.5 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•	$1.3 million received from the LLC that owns the Papago Medical Park, in which we have a 89% non-controlling equity interest, and;

•	$1.2 million received from the LLC that owns the Canyon Spring Medical Plaza, in which we have a 95% non-controlling equity interest.

•	We received $3.1 million of cash distributions in excess of income related to our unconsolidated LLCs.

•	We received $232,000 in repayments of advances previously provided to unconsolidated LLCs.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan will be: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through December 31, 2010.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities was ($10.2 million) during 2009, as discussed above, and $4.6 million during 2008.

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

Additional cash flow and dividends paid information for 2010, 2009 and 2008:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $23.1 million during 2010, $25.0 million during 2009 and $21.8 million during 2008. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense and provision for asset impairment are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $3.4 million during 2010, $4.1 million during 2009 and $3.1 million during 2008, of cash distributions in excess of income from various unconsolidated LLCs which represent our share of the operating cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $26.5 million during 2010, $29.1 million during 2009 and $24.9 million during 2008 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $29.9 million during 2010, $28.4 million during 2009 and $27.7 million during 2008. The $3.4 million difference between the $26.5 million of net cash generated related to operating activities during 2010 and the $29.9 million of dividends paid, was due primarily to certain factors, as discussed above in Results of Operations, that had an unfavorable impact on our operating results during the year ended December 31, 2010. The $2.8 million difference between the $24.9 million of net cash generated related to operating activities during 2008 and the $27.7 million of dividends paid, was due primarily to an asset impairment charge of $4.6 million, as discussed above in Results of Operations.

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

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the current and projected operating results of our properties, including those owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments. Future dividend levels will be determined based upon the factors outlined above with consideration given to the potential impact that the operating pressures experienced during 2010 may have on our future results of operations, as well as the potential impact of anticipated improved operating results at certain of our properties that are either relatively newly constructed and opened or currently experiencing greater than expected vacancy rates.

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($604,000 in 2010, $781,000 in 2009 and $232,000 in 2008); (ii) cash distributions of refinancing proceeds from LLCs ($6.9 million in 2010, $2.8 million in 2009 and $2.5 million in 2008); (iii) net borrowings from mortgage, construction and third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($604,000 during 2010, $2.8 million during 2009 and $9.6 million during 2008); (iv) net borrowings on our revolving credit agreement ($3.8 million during 2010, $9.8 million in 2009 and $22.2 million in 2008), and; (v) issuance of shares of beneficial interest ($17.8 million during 2010, $5.9 million in 2009 and $500,000 in 2008).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($15.6 million during 2010, $11.0 million in 2009 and $7.2 million in 2008); (ii) advances made to LLCs/third-party partners ($9.5 million in 2010, $2.1 million in 2009 and $7.1 million in 2008), and; (iii) additions to real estate investments and acquisition of real property ($969,000 in 2010, $6.9 million in 2009 and $18.5 million in 2008).

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

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2010, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At December 31, 2010, we had $52.6 million of outstanding borrowings and $18.9 million of letters of credit outstanding against the Agreement. We had $28.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2010. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $52.9 million in 2010, $45.8 million in 2009, and $27.0 million in 2008 with corresponding effective interest rates, including commitment fees of 1.1% in 2010, 1.4% in 2009, and 3.9% in 2008. The carrying amount and fair value of borrowings outstanding pursuant to our revolving credit agreement were $52.6 million and $50.9 million, respectively, at December 31, 2010.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We were in compliance with all of the covenants as of and for the year ended December 31, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant		December 31, 2010
Tangible net worth	>$	136,450	$145,510
Debt to total capital(A)		< 55%	27%
Debt service coverage ratio(A)		> 1.25x	3.86x
Debt to cash flow ratio(A)		< 3.50x	1.58x

(A)	Excludes third-party debt that is non-recourse to us and related debt service.

We have three mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2010, with a combined outstanding balance of $15.0 million. The following table summarizes our outstanding mortgage loans at December 31, 2010 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,202	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,197	6.50%	2019
Palmdale Medical Plaza mortgage loan	6,564	5.10%	2013

Total	$14,963

(a)	Amortized principal payments made on a monthly basis.

The following table summarizes the schedule maturities of our outstanding borrowing under our revolving credit facility, the outstanding mortgages and term loan applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2010 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term debt—fixed(a):
Medical Center of Western Connecticut mortgage loan	$5,202	$95	$208	$236	$4,663
Kindred Hospital-Corpus Christi mortgage loan	3,197	67	147	167	2,816
Palmdale Medical Plaza mortgage loan	6,564	184	6,380	—	—

Subtotal long-term debt fixed	14,963	346	6,735	403	7,479

Long-term debt-variable(b)	52,600	—	52,600	—	—
Estimated future interest payments on debt outstanding as of December 31, 2010(c)	4,919	1,386	1,539	960	1,034
Equity and debt financing commitments(d)	20,146	20,146	—	—	—

Total contractual obligations	$92,628	$21,878	$60,874	$1,363	$8,513

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages and other loans, which are non-recourse to us, have a combined fair value of approximately $15.3 million as of December 31, 2010. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $271.7 million of combined third-party debt outstanding as of December 31, 2010, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(b)	Consists of $52.6 million of borrowings outstanding as of December 31, 2010 under the terms of our $100 million revolving credit agreement which matures of January 19, 2012.
(c)	Assumes that all debt outstanding as of December 31, 2010, including borrowings under the revolving credit agreement, three mortgage notes payable and two term loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2010. We have the right to repay borrowings under the revolving credit agreement and term loans at any time during the terms of the agreements, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving credit facility.

(d)	As of December 31, 2010, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs. As of December 31, 2010, we had outstanding letters of credit amounting to $18.9 million which secured the majority of these equity and debt financing commitments. The $28.5 million of available borrowing capacity as of December 31, 2010, pursuant to the terms of our revolving credit facility, is net of the $18.9 million of standby letters of credit outstanding at that time. Our remaining financing commitments are as follows (in thousands):

Amount
Arlington Medical Properties	$1,157
Palmdale Medical Properties	3,829
Spring Valley Medical Properties II	1,208
Centennial Hills Medical Properties	1,914
Banburry Medical Properties	4,263
Sparks Medical Properties	1,352
Grayson Properties	4,496
Auburn Medical Properties	218
BRB/E Building One	1,067
3811 Bell Medical Properties	642

Total	$20,146

2010 Acquisition

During March of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

Off Balance Sheet Arrangements

As of December 31, 2010, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2010 totaled $18.9 million consisting of: (i) $4.4 million related to Grayson Properties; (ii) $4.1 million related to Banburry Medical Properties; (iii) $2.8 million related to Centennial Hills Medical Properties; (iv) $2.4 million related to Palmdale Medical Properties; (v) $1.3 million related to Sparks Medical Properties; (vi) $908,000 related to Sierra Medical Properties; (vii) $869,000 related to BRB/E Building One; (viii) $764,000 related to Deerval Properties II; (ix) $578,000 related to Auburn Medical Properties; (x) $478,000 related to Arlington Medical Properties; and (xi) $396,000 related to Deerval Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2010, 2009, and 2008, we had no outstanding interest rate swap agreements.

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $612,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $647,000. The carrying value of amounts borrowed approximates fair value.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2010. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Fixed rate(a)	$346	$365	$6,370	$195	$208	$7,479	$14,963
Weighted average interest rates	5.7%	5.8%	4.8%	6.3%	6.2%	5.3%	5.7%
Variable rate long-term debt (b)	$—	$52,600	$—	$—	$—	$—	$52,600
Weighted average interest rates	1.02%	1.00%	—	—	—	—	1.01%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Consists of $52.6 million of outstanding borrowings under the terms of our $100 million revolving credit agreement as amended in January of 2007.

ITEM 8.	Financial Statements and Supplementary Data

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

10.2 Agreement dated December 6, 2010, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2011

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 11, 2011

/S/ RANDALL C. STEIN Randall C. Stein	Trustee	March 11, 2011

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 11, 2011

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 11, 2011

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 11, 2011

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 11, 2011

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2010	December 31, 2009
Assets:
Real Estate Investments:
Buildings and improvements	$180,750	$207,597
Accumulated depreciation	(74,683)	(72,405)

	106,067	135,192
Land	19,190	19,348

Net Real Estate Investments	125,257	154,540

Investments in and advances to limited liability companies (“LLCs”)	80,442	61,934

Other Assets:
Cash and cash equivalents	987	3,038
Base and bonus rent receivable from UHS	1,964	2,039
Rent receivable—other	912	980
Deferred charges, notes receivable and intangible and other assets, net	6,573	6,294

Total Assets	$216,135	$228,825

Liabilities:
Line of credit borrowings	$52,600	$48,800
Mortgage notes payable, non-recourse to us	8,399	6,677
Mortgage, construction and other loans payable of consolidated LLCs, non-recourse to us	6,564	28,790
Accrued interest	113	142
Accrued expenses and other liabilities	2,333	2,251
Tenant reserves, escrows, deposits and prepaid rents	616	981

Total Liabilities	70,625	87,641

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2010—12,653,169 2009—12,089,474	127	121
Capital in excess of par value	213,209	195,209
Cumulative net income	373,604	357,294
Cumulative dividends	(441,527)	(411,662)

Total Universal Health Realty Income Trust Shareholders’ Equity	145,413	140,962
Non-controlling equity interests	97	222

Total Equity	145,510	141,184

Total Liabilities and Equity	$216,135	$228,825

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues:
Base rental—UHS facilities	$13,142	$14,413	$12,828
Base rental—Non-related parties	9,528	10,434	9,936
Bonus rental—UHS facilities	4,097	4,199	3,943
Tenant reimbursements and other—Non-related parties	2,004	2,696	2,352
Tenant reimbursements and other—UHS facilities	107	172	125

	28,878	31,914	29,184

Expenses:
Depreciation and amortization	6,286	6,399	5,904
Advisory fees to UHS	1,852	1,606	1,567
Other operating expenses	5,439	5,977	5,146
Provision for asset impairment	—	—	4,575

	13,577	13,982	17,192

Income before equity in income/(loss) of unconsolidated limited liability companies (“LLCs”) and interest expense	15,301	17,932	11,992

Equity in income/(loss) of unconsolidated LLCs	2,948	3,092	2,052

Interest expense, net	(1,939)	(2,448)	(2,391)

Net income	$16,310	$18,576	$11,653

Basic earnings per share	$1.33	$1.56	$0.98

Diluted earnings per share	$1.33	$1.56	$0.98

Weighted average number of shares outstanding—Basic	12,259	11,891	11,851
Weighted average number of share equivalents	3	6	31

Weighted average number of shares and equivalents outstanding—Diluted	12,262	11,897	11,882

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	UHT Shareholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Amount
January 1, 2008	11,842	$118	$188,638	$327,065	($355,516)	$160,305	$87	$160,392
Shares of Beneficial Interest:
Issued	24	1	528	—	—	529	—	529
Restricted stock-based compensation expense	—	—	44	—	—	44	—	44
Stock-based compensation expense	—	—	137	—	—	137	—	137
Capital contributions from non-controlling interests	—	—	—	—	—	—	73	73
Dividends ($2.34/share)	—	—	—	—	(27,740)	(27,740)	—	(27,740)
Comprehensive income:
Net income	—	—	—	11,653	—	11,653	7	11,660

Total—comprehensive income	—	—	—	11,653	—	11,653	167	11,820

January 1, 2009	11,866	119	189,347	338,718	(383,256)	144,928	167	145,095
Shares of Beneficial Interest:
Issued	223	2	5,925	—	—	5,927	—	5,927
Partial settlement of dividend equivalent rights	—	—	(349)	—	—	(349)	—	(349)
Restricted stock-based compensation expense	—	—	178	—	—	178	—	178
Stock-based compensation expense	—	—	108	—	—	108	—	108
Capital contributions from non-controlling interests	—	—	—	—	—	—	51	51
Dividends ($2.38/share)	—	—	—	—	(28,406)	(28,406)	—	(28,406)
Comprehensive income:
Net income	—	—	—	18,576	—	18,576	4	18,580

Total—comprehensive income	—	—	—	18,576	—	18,576	—	—

January 1, 2010	12,089	121	195,209	357,294	(411,662)	140,962	222	141,184
Shares of Beneficial Interest:
Issued	564	6	17,791	—	—	17,797	—	17,797
Partial settlement of dividend equivalent rights	—	—	(134)	—	—	(134)	—	(134)
Restricted stock-based compensation expense	—	—	265	—	—	265	—	265
Stock-based compensation expense	—	—	78	—	—	78	—	78
Dividends ($2.415/share)	—	—	—	—	(29,865)	(29,865)	—	(29,865)
Deconsolidation of non-controlling interests	—	—	—	—	—	—	(110)	(110)
Comprehensive income:
Net income (loss)	—	—	—	16,310	—	16,310	(15)	16,295

Total—comprehensive income	—	—	—	16,310	—	16,310	—	—

December 31, 2010	12,653	$127	$213,209	$373,604	($441,527)	$145,413	$97	$145,510

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$16,310	$18,576	$11,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,286	6,399	5,904
Restricted/stock-based compensation expense	343	286	181
Provision for asset impairment	—	—	4,575
Changes in assets and liabilities:
Rent receivable	58	(92)	(1,221)
Accrued expenses and other liabilities	419	(84)	393
Tenant reserves, escrows, deposits and prepaid rents	(156)	98	142
Accrued interest	49	(48)	65
Other, net	(260)	(151)	77

Net cash provided by operating activities	23,049	24,984	21,769

Cash flows from investing activities:
Investments in LLCs	(15,578)	(10,988)	(7,187)
Repayments of advances made to LLCs	604	781	232
Advances made to LLCs	(9,547)	(2,142)	(3,140)
Cash distributions in excess of income from LLCs	3,436	4,100	3,127
Cash distributions of refinancing proceeds from LLCs	6,852	2,789	2,542
Advances made to third-party partners	—	—	(3,960)
Acquisition of real property	—	—	(4,714)
Additions to real estate investments	(969)	(6,902)	(13,823)
Decrease in cash and cash equivalents due to recording of LLCs on unconsolidated basis	(2,100)	—	—

Net cash used in investing activities	(17,302)	(12,362)	(26,923)

Cash flows from financing activities:
Net borrowings on line of credit	3,800	9,800	22,200
Net borrowings from third-party partner	—	—	68
Financing costs on mortgage notes payable	(398)	—	—
Repayments of mortgage notes payable of consolidated LLCs	(191)	(237)	(218)
(Repayments)/borrowings from loans payable of consolidated LLCs	(529)	3,227	9,918
Repayments of mortgage notes payable	(3,528)	(215)	(189)
Proceeds from mortgage notes payable	5,250	—	—
Dividends paid	(29,865)	(28,406)	(27,740)
Partial settlement of dividends equivalent rights	(134)	(349)	—
Issuance of shares of beneficial interest, net	17,797	5,927	529
Capital contributions from non-controlling interests	—	51	73

Net cash (used in) provided by financing activities	(7,798)	(10,202)	4,641

(Decrease)/increase in cash and cash equivalents	(2,051)	2,420	(513)
Cash and cash equivalents, beginning of period	3,038	618	1,131

Cash and cash equivalents, end of period	$987	$3,038	$618

Supplemental disclosures of cash flow information:
Interest paid	$1,895	$2,299	$2,531

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$—	$—	$3,364

Deconsolidation of LLCs (note 8):
Net real estate investments	$23,852	—	—
Cash and cash equivalents	2,100	—	—
Other assets	688	—	—
Mortgage and note payable	21,506	—	—
Other liabilities	755	—	—
Non-controlling equity interests	110	—	—

Investment in LLCs	$4,269	$0	$0

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of December 31, 2010, we have fifty-two real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-one medical office buildings, including thirty-two owned by various LLCs, and;

•	four preschool and childcare centers.

Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The tightening in the credit markets and the instability in the certain banking and financial institutions over the past several years has not had a material impact on us. However, there can be no assurance that unfavorable credit market conditions will not materially increase our cost of borrowings and/or have a material adverse impact on our ability to finance our future growth through borrowed funds.

Management is unable to predict the effect, if any, that the factors discussed above will have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

Revenue Recognition

Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals), bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded for our consolidated and unconsolidated medical office buildings (“MOBs”) relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements (ranging from five to forty years). The value of intangible assets is amortized over the remaining lease term.

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Assessment of the recoverability by us of certain lease related costs must be made when we have reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment/advance in an LLC is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

During 2008, we recorded an asset impairment charge of $4.6 million in connection with two medical office buildings (Southern Crescent Centers I and II) located on a medical campus in Clayton County (Riverdale), Georgia. This asset impairment charge was recorded after evaluation of property and location-specific factors including: (i) the expected future expiration of a master lease which occurred in June, 2010, and; (ii) the occupancy and projected occupancy of the buildings. As expected and previously disclosed, the master lease, which has been in effect since 2000 on Southern Crescent II (which generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities), was not renewed upon its expiration in June, 2010.

Investments in and Advances to Limited Liability Companies (“LLCs”)

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

At December 31, 2010, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of December 31, 2010, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

As a result of master lease arrangements between UHS and various LLCs in which we hold majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

Summerlin Medical Office Building III, which is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center (a majority-owned subsidiary of Universal Health Services, Inc.), completed construction and opened during the first quarter of 2009. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Summerlin Medical Office Building II is also located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease arrangement expired and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on October 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary.

The LLCs that we accounted for on a consolidated basis during 2010 (either entire year or partial year) are as follows:

LLC	Facility Name	Non-controlling Ownership Interest	Date of Consolidation
653 Town Center Phase II	Summerlin Hospital MOB II	98%	First quarter of 2004(a)
Palmdale Medical Properties	Palmdale Medical Plaza	95%	Fourth quarter of 2007(b)

(a)	This MOB had a master lease provision that expired on September 30, 2010; therefore, beginning in the fourth quarter of 2010, this MOB was no longer deemed a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method.
(b)	This MOB was completed and opened during the third quarter of 2008. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $198 million and $126 million, respectively, at December 31, 2010 and $195 million and $127 million, respectively, at December 31, 2009.

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

Fair Value of Financial Instruments

Fair value is a market-based measurement, not an entity-specific measurement and determined based upon the assumptions that market participants would use in pricing the asset or liability. In instances when it is necessary to establish the fair value of our real estate investments and investments in LLCs we use unobservable inputs (Level 3) which are typically based on our own assumptions, as there is little, if any, related market activity. The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to the consolidated financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 54% of our total revenue for the five years ended December 31, 2010 (approximately 56%, 51% and 55% for the years ended December 31, 2010, 2009 and 2008, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2010 (approximately 19%, 20% and 21% for the years ended December 31, 2010, 2009 and 2008, respectively). In addition, twelve MOBs, owned by LLCs in which we hold various non-controlling equity interests, include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.1 million has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of December 31, 2010, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan commitment of $6.6 million, non-recourse to us, which has been borrowed as of December 31, 2010. Please see Note 5 to the Consolidated Financial Statements for further discussion of this term loan. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $5.2 million in debt or equity, of which $923,000 has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. As a result of this master lease agreement, the LLC was considered a variable interest entity and since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan of $13.0 million, which is non-recourse to us, outstanding as of December 31, 2010.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.0 million has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. This LLC has a third-party term loan of $5.4 million, which is non-recourse to us, outstanding as of December 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to $8.4 million in equity and debt financing, of which $6.5 million has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB was completed and opened during the fourth quarter of 2007. This LLC has a third-party term loan of $12.1 million, which is non-recourse to us, outstanding as of December 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $279,000 has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. The master lease threshold has been met. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, all of which has been borrowed as of December 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $4.5 million has been funded as of December 31, 2010, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan of $8.3 million, which is non-recourse to us, outstanding as of December 31, 2010. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet, effective on January 1, 2010. The Advisory Agreement was renewed for 2011 at same terms and conditions.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2010, 2009 or 2008 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $1.9 million during 2010 and $1.6 million during each of 2009 and 2008 and were based upon average invested real estate assets of $285 million, $268 million and $261 million during 2010, 2009 and 2008, respectively.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2010 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2010 and 2009, UHS owned 6.2% and 6.5% of our outstanding shares of beneficial interest, respectively.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 56%, 51% and 55% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

As a result of the matters discussed above, SWHCS had not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley. However, in February, 2011, SWHC received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, SWHCS expects a competitor to open a newly constructed acute care hospital during the first quarter of 2011. UHS is unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

UHS has advised us that Rancho Springs Medical Center and Inland Valley remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the $2.6 million annual base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter, or the opening of the above-mentioned newly constructed acute care facility by a competitor, adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At December 31, 2010, the book value of the property was $19.0 million. Bonus rental revenue earned by us from Inland Valley amounted to $1.1 million during each of the years ended December 31, 2010 and 2009 and $1.0 million during the year ended December 31, 2008.

Psychiatric Solutions, Inc.:    In connection with the acquisition of Psychiatric Solutions, Inc. (“PSI”) by UHS, UHS has substantially increased its level of indebtedness which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline.

Although we do not expect to be directly impacted by UHS’ acquisition of PSI, UHS is substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

(3)	ACQUISITIONS AND DISPOSITIONS

2010:

Acquisitions:

During March of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

There were no dispositions during 2010.

2009:

There were no acquisitions or dispositions during 2009.

2008:

Acquisitions:

During the third quarter of 2008, we invested $2.3 million for a 95% non-controlling ownership interest in an LLC (Sparks Medical Plaza) that purchased the Vista Medical Terrace and The Sparks Medical Building located in Sparks, Nevada. Both of these medical office buildings are located on the campus of Northern Nevada Medical Center, an acute care hospital owned and operated by a wholly-owned subsidiary of UHS. This LLC is not a variable interest entity and therefore is not subject to consolidation.

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

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index and bonus rents, are as follows (amounts in thousands):

2011	20,751
2012	9,170
2013	7,997
2014	6,885
2015	5,102
Thereafter	13,620

Total minimum base rents	$63,525

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

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to .125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of December 31, 2010, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At December 31, 2010, we had $52.6 million of outstanding borrowings and $18.9 million of letters of credit outstanding, securing our equity and debt financing commitments to various LLCs, against the Agreement. We had $28.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2010. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $52.9 million in 2010, $45.8 million in 2009, and $27.0 million in 2008 with corresponding effective interest rates, including commitment fees, of 1.1% in 2010, 1.4% in 2009 and 3.9% in 2008. The carrying value of the amounts borrowed approximates fair market value at December 31, 2010.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code and related regulations governing real estate investment trusts. We were in compliance with all of the covenants as of and for the year ended December 31, 2010.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant	December 31, 2010
Tangible net worth	$136,450	$145,510
Debt to total capital(A)	< 55%	27%
Debt service coverage ratio(A)	> 1.25x	3.86x
Debt to cash flow ratio(A)	< 3.50x	1.58%

(A)	Excludes third-party debt that is non-recourse to us and related debt service.

We have three mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2010, with a combined outstanding balance of $15.0 million. The following table summarizes our outstanding mortgage loans at December 31, 2010 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,202	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,197	6.50%	2019
Palmdale Medical Plaza fixed rate term loan	6,564	5.10%	2013

Total	$14,963

(a)	Amortized principal payments made on a monthly basis.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages and term loan have a combined fair value of approximately $15.3 million as of December 31, 2010. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2010, our aggregate consolidated scheduled debt repayments (including mortgages and term loans) are as follows (amounts in thousands):

2011	$346
2012	52,965
2013	6,369
2014	195
2015	208
Later	7,480

Total	$67,563

(6)	DIVIDENDS

Dividends of $2.415 per share were declared and paid in 2010, of which $1.613 per share was ordinary income and $.802 per share was a return of capital distribution. Dividends of $2.38 per share were declared and paid in 2009, of which $1.94 per share was ordinary income and $.44 per share was a return of capital distribution. Dividends of $2.34 per share were declared and paid in 2008, of which $1.605 per share was ordinary income and $.735 per share was a return of capital distribution.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 184,600 shares at an average price of $31.28 per share during the fourth quarter of 2009 which generated approximately $5.3 million of net cash proceeds (net of approximately $440,000 consisting of compensation of approximately $175,000 to Merrill Lynch as well as approximately $265,000 of various other fees and expenses). During 2010 we issued 548,900 shares under this ATM program at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of $725,000 to Merrill Lynch as well as approximately $515,000 of various other fees and expenses).

(7)	INCENTIVE PLANS

As discussed in Note 1, we expense the grant-date fair value of stock options and other equity-based compensation under the straight-line method over the stated vesting period of the award using the Black-Scholes option pricing model.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 21,475 shares, net of cancellations have been issued pursuant to the terms of this plan, 6,100 of which have vested as of December 31, 2010. At December 31, 2010, there are 53,525 shares remaining for issuance under the terms of the 2007 Plan. During 2010, there were 8,000 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $31.59 per share ($252,720 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $74,000 during 2010 and the remaining expense associated with these grants (approximately $179,000 as of December 31, 2010) will be recorded over the remaining vesting periods of the awards. During 2009, there were 7,375 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $33.89 per share ($250,000 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $125,000 during 2010 and $73,000 during 2009 and the remaining expense associated with these grants (approximately $52,000 as of December 31, 2010) will be recorded over the remaining vesting periods of the awards. During 2008, there were 6,100 restricted Shares of Beneficial Interest, net of cancellations, issued to Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $35.23 per share ($215,000 in the aggregate). These restricted shares vested during 2010. In connection with these grants, we recorded compensation expense of approximately $67,000, $105,000 and $43,000 during 2010, 2009 and 2008, respectively. The remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest as of December 31, 2010 is 1.0 years.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of approximately $18,000 in 2010, $36,000 in 2009 and $76,000 in 2008. As of December 31, 2010, there were 45,250 options exercisable under the 1997 Plan with an average exercise price of $33.56 per share.

Compensation costs of $78,000 during 2010, $108,000 during 2009 and $137,000 during 2008 was recognized related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2010, there was approximately $12,000 of unrecognized compensation costs related to unvested options and DERs which is expected to be recognized over the remaining weighted average remaining vesting period of 0.2 years.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. Dividend equivalent rights with respect to 51,000 shares were outstanding at each of December 31, 2010 and 2009 and 78,000 shares were outstanding as of December 31, 2008. In January, 2009, $755,563 of dividend equivalents rights, which were accrued as of December 31, 2008 with respect to previously vested options, were paid to officers and Trustees of the Trust. On December 31, 2009, $149,000 of dividend equivalent rights, which were accrued as of December 31, 2009 with respect to vested options were paid to officers and Trustees of the Trust. On December 31, 2010, $150,000 of dividend equivalent rights, which were accrued as of December 31, 2010 with respect to vested options were paid to officers and Trustees of the Trust.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2008	83,000	$27.51	$36.53/$14.75
Exercised	(5,000)	$20.5313	$21.4375/$19.625

Balance, January 1, 2009	78,000	$27.96	$36.53/$14.75
Exercised	(25,000)	$15.27	$27.65/$14.75
Cancelled	(2,000)	$35.30	$34.07/$36.53

Balance, January 1, 2010	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Balance, December 31, 2010	51,000	$33.89	$36.53/$26.09

Outstanding options vested and exercisable as of December 31, 2010	45,250	$33.56	$36.53/$26.09

There were no stock options exercised during 2010. The total in-the-money value of all stock options exercised during the years ended December 31, 2009 and December 31, 2008 was approximately $452,000 and $66,000 respectively.

The following table provides information about unvested options as of December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2010	11,500	$14.70
Granted	—	$—
Vested	(5,750)	$14.70
Cancelled	—	$—

Unvested options as of December 31, 2010	5,750	$14.70

The following table provides information about options outstanding and exercisable options at December 31, 2010:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	51,000	45,250	5,750
Weighted average exercise price	$33.89	$33.56	$36.53
Aggregate intrinsic value	$134,510	$134,510	$—
Weighted average remaining contractual life	4.8	4.6	6.2

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable and expected to vest options at December 31, 2010 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$26.09 -$26.09	1,000	$26.09	1.9	1,000	$26.09	N/A	N/A
$26.25 -$30.06	11,000	27.85	2.4	11,000	27.85	N/A	N/A
$34.07 -$34.90	16,000	34.74	4.5	16,000	34.74	N/A	N/A
$36.53 -$36.53	23,000	36.53	6.2	17,250	36.53	5,750	36.53

Total	51,000	$33.89	4.8	45,250	$33.89	5,750	$36.53

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

Since January 1, 1995 through December 31, 2010, we have invested $109.5 million of cash (including advances to various LLCs) in LLCs in which we own various non-controlling equity interests ranging from 33% to 99% (consolidated and unconsolidated), before reductions for cash distributions received from the LLCs. As of December 31, 2010, short-term unsecured advances aggregated $29.1 million due from eight LLCs. Including the cumulative adjustments for our share of equity in the net income of the LLCs and cash contributions to and distributions from these investments, our net investment in LLCs was $80.4 million and $61.9 million (excluding consolidated investments) as reflected on our consolidated balance sheets as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had investments or commitments to invest in thirty-two LLCs, thirty-one of which are accounted for by the equity method and one that is consolidated into the results of operations. The following tables represent summarized financial and other information related to the thirty-one LLCs which were accounted for under the equity method as of December 31, 2010:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments(b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)	99%	Desert Springs Medical Plaza
Deerval Properties II(d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)	95%	Auburn Medical Office Building II
Grayson Properties(b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One(f.)	95%	BRB Medical Office Building
Banburry Medical Properties(b.)(g.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties(h.)	95%	North Valley Medical Plaza
653 Town Center Phase II(b.)(i.)	98%	Summerlin Hospital MOB II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $279,000 has been funded as of December 31, 2010. This building, which is on the campus of a replacement UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, all of which has been borrowed as of December 31, 2010.
(f.)

We have committed to invest up to $3.0 million in equity and debt financing, $1.9 million of which has been funded as of December 31, 2010, in an LLC that will own and operate this MOB which was completed and opened during the fourth quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $5.8 million of which has been borrowed as of December 31, 2010.

(g.)	We have committed to invest up to $5.2 million in equity and debt financing, of which $923,000 has been funded as of December 31, 2010. The LLC has a third-party term loan of $13.0 million, which is non-recourse to us, all of which has been borrowed as of December 31, 2010. This facility was completed and opened during the first quarter of 2009 and was accounted for on a consolidated basis through December 31, 2009. During January, 2010, the master lease threshold at this facility was met; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning January 1, 2010.
(h.)	We have committed to invest up to $6.2 million in equity and debt financing, $5.6 million of which has been funded as of December 31, 2010. This MOB was acquired during the first quarter of 2010.
(i.)	This LLC has a third-party loan of $12.8 million, which is non-recourse to us, all of which has been borrowed as of December 31, 2010. This facility was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010.

Below are the combined statements of income for the LLCs accounted for under the equity method (including the three months ended December 31, 2010 for Summerlin Hospital MOB II which we began accounting for under the equity method on October 1, 2010, as discussed above):

	For the Year Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Revenues	$55,770	$49,568	$46,612
Operating expenses	24,196	21,454	21,444
Depreciation and amortization	12,556	10,585	8,843
Interest, net	17,379	14,798	14,904

Net income	$1,639	$2,731	$1,421

Our share of net income	$2,948	$3,092	$2,052

(a.)	Our share of net income during 2010, 2009 and 2008, includes interest income earned by us on various advances made to LLCs of approximately $2.3 million, $1.6 million and $1.4 million, respectively.

Below are the combined balance sheets for the LLCs accounted for under the equity method:

	December 31,
	2010	2009
	(amounts in thousands)
Net property, including CIP	$334,757	$296,623
Other assets	27,912	21,666

Total assets	$362,669	$318,289

Liabilities	$12,852	$13,097
Mortgage notes payable, non-recourse to us	271,693	251,406
Advances payable to us	29,082	19,084
Equity	49,042	34,702

Total liabilities and equity	$362,669	$318,289

Our share of equity and advances to LLCs	$80,442	$61,934

As of December 31, 2010, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2011	$47,796
2012	32,123
2013	28,216
2014	29,813
2015	63,570
Later	70,175

Total	$271,693

Name of LLC	Mortgage Balance(b.)	Maturity Date
PCH Medical Properties(a.)	$6,291	03/31/2011
Auburn Medical Properties(a.)	8,304	04/02/2011
Santa Fe Scottsdale(a.)	2,559	06/10/2011
Banburry Medical Properties(a.)(d.)	12,975	06/30/2011
Grayson Properties(a.)(c.)(e.)	13,265	07/01/2011
ApaMed Properties	2,700	01/01/2012
575 Hardy Investors	9,503	02/01/2012
Gold Shadow Properties	6,524	04/10/2012
BRB/E Building One(c.)	5,763	11/01/2012
Sierra Medical Properties	3,940	12/31/2012
Centennial Medical Properties	12,095	01/31/2013
Sparks Medical Properties	5,433	02/12/2013
Litchvan Investments	7,779	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,765	07/01/2014
Brunswick Associates	8,356	01/01/2015
Spring Valley Medical Properties	5,667	02/10/2015
DSMB Properties	24,917	09/10/2015
Arlington Medical Properties	26,121	10/10/2015
DVMC Properties	4,267	11/01/2015
Willetta Medical Properties	13,019	10/10/2016
Deerval Properties	9,701	09/01/2017
Deerval Properties II	16,660	09/01/2017
653 Town Center Phase II	12,810	10/01/2017
Cobre Properties	2,519	11/01/2017
Canyon Healthcare Properties	16,800	12/01/2017
PCH Southern Properties	6,960	12/01/2017

	$271,693

(a.)	We believe the terms of these loans are within current market underwriting criteria. At this time, we expect to refinance these loans on or before their 2011 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance these loans on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loans.

(d.)	We have the right to extend this loan for an additional six months to December 31, 2011, subject to certain leasing criteria set forth in the loan amendment dated December 29, 2010. Leasing criteria will be reviewed prior to the loan maturity date of June 30, 2011. If the leasing criteria has been met by June 30, 2011, the extension will be exercised and the loan will extend to December 31, 2011.
(e.)	We have the right to extend this loan for an additional thirty-six months to July 1, 2014, in the event that the master lease provision has not been met prior to the loan maturity date of July 1, 2011.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through December 31, 2010.

Pursuant to the operating agreements of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $14.3 million at December 31, 2010, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues(a.)	$7,644	$7,473	$7,171	$6,590	$28,878

Net income	$4,527	$4,274	$3,387	$4,122	$16,310

Total basic earnings per share	$0.37	$0.35	$0.27	$0.33	$1.33

Total diluted earnings per share	$0.37	$0.35	$0.27	$0.33	$1.33

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$7,880	$8,023	$7,924	$8,087	$31,914

Net income	$4,646	$4,802	$4,571	$4,557	$18,576

Total basic earnings per share	$0.39	$0.40	$0.38	$0.38	$1.56

Total diluted earnings per share	$0.39	$0.40	$0.38	$0.38	$1.56

(a.)	On October 1, 2010, we began accounting for the Summerlin Hospital MOB II under the equity method, as previously discussed in Note 8. As a result, revenue generated from this MOB during the fourth quarter of 2010 is not included in the fourth quarter, 2010 revenue amounts presented.

Additionally, on January 1, 2010, we began accounting for the Summerlin Hospital MOB III under the equity method, as previously discussed in Note 8. As a result, revenue generated from this MOB during 2010 is not included in the 2010 revenue amounts presented.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2010

(amounts in thousands)

	Initial Cost to Universal Health Realty Income Trust		Net cost capitalized/ divested subsequent to acquisition	Gross amount at which carried at close of period			Accumulated Depreciation as of Dec. 31, 2010	Date of construction, acquisition or most recent significant expansion or renovation	Date Acquired	Average Depreciable Life
Description	Land	Building & Improv.	Amount	Land	Building & Improvements	Total
Inland Valley Regional Medical Center Wildomar, California	$2,050	$10,701	$14,596	$2,050	$25,297	$27,347	$8,332	2007	1986	43 Years

McAllen Medical Center McAllen, Texas	4,720	31,442	10,189	6,281	40,070	46,351	20,604	1994	1986	42 Years

Wellington Regional Medical Center West Palm Beach, Florida	1,190	14,652	17,370	1,663	31,549	33,212	11,955	2006	1986	42 Years

The Bridgeway North Little Rock, Arkansas	150	5,395	4,571	150	9,966	10,116	4,638	2006	1986	35 Years

HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	500	6,945	1,062	500	8,007	8,507	4,256	1993	1989	40 Years

Kindred Hospital Chicago Central Chicago, Illinois	158	6,404	1,838	158	8,242	8,400	7,704	1993	1986	25 Years

Family Doctor’s Medical Office Building Shreveport, Louisiana	54	1,526	494	54	2,020	2,074	711	1991	1995	45 Years

Kelsey-Seybold Clinic at King’s Crossing	439	1,618	256	439	1,874	2,313	688	1995	1995	45 Years

Professional Center at King’s Crossing Kingwood, Texas	439	1,837	142	439	1,979	2,418	677	1995	1995	45 Years

Chesterbrook Academy Audubon, Pennsylvania	307	996	—	307	996	1,303	325	1996	1996	45 Years

Chesterbrook Academy New Britain, Pennsylvania	250	744	—	250	744	994	243	1991	1996	45 Years

Chesterbrook Academy Uwchlan, Pennsylvania	180	815	—	180	815	995	264	1992	1996	45 Years

Chesterbrook Academy Newtown, Pennsylvania	195	749	—	195	749	944	244	1992	1996	45 Years

The Southern Crescent Center I(b.)	1,130	5,092	(2,374)	1,130	2,718	3,848	1,687	1994	1996	45 Years

The Southern Crescent Center II(b.) Riverdale, Georgia	—	—	3,859	806	3,053	3,859	1,260	2000	1998	35 Years

The Cypresswood Professional Center Spring, Texas	573	3,842	514	573	4,356	4,929	1,669	1997	1997	35 Years

701 Tonopah Building Las Vegas, Nevada	—	1,579	—	—	1,579	1,579	710	1999	1999	25 Years

Sheffield Medical Building Atlanta, Georgia	1,760	9,766	3,687	1,760	13,453	15,213	5,432	1999	1999	25 Years

Medical Center of Western Connecticut—Bldg. 73(a.) Danbury, Connecticut	1,151	5,176	409	1,151	5,585	6,736	2,046	2000	2000	30 Years

Palmdale Medical Plaza(c.) Palmdale, California	—	11,414	776	—	12,190	12,190	783	2008	2008	39 Years

Kindred Hospital-Corpus Christi(d.) Corpus Christi, Texas	1,104	5,508	—	1,104	5,508	6,612	455	2008	2008	35 Years

TOTALS	$16,350	$126,201	$57,389	$19,190	$180,750	$199,940	$74,683

(a.)	At December 31, 2010 this property had an outstanding mortgage balance of $5.2 million. The mortgage carries a 6.0% interest rate and matures on June 1, 2017. The mortgage is non-recourse to us and is secured by the real estate assets of Medical Center of Western Connecticut.
(b.)	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
(c.)	At December 31, 2010 this property had an outstanding term loan balance of $6.6 million which carried a 5.1% fixed interest rate and is scheduled to mature on July 31, 2013. The mortgage is non-recourse to us and is secured by the real property of the building as well as property leases and rents.
(d.)	At December 31, 2010 this property had an outstanding mortgage balance of $3.2 million. The mortgage carries a 6.5% interest rate and is scheduled to mature in 2019. The mortgage is non-recourse to us and is secured by the Kindred Hospital-Corpus Christi.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2010

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$226,945	$220,904	$204,424
Impact of deconsolidation of two LLCs(a.)	(27,599)	—	—
Property additions	594	6,041	14,684
Acquisitions	—	—	6,607
Provision for asset impairment	—	—	(4,575)
Divestitures/disposals	—	—	(236)

Balance at December 31,	$199,940	$226,945	$220,904

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2008 to December 31, 2010:

	2010	2009	2008
Balance at January 1,	$72,405	$66,255	$60,627
Impact of deconsolidation of two LLCs(a.)	(3,747)	—	—
Other	—	—	(86)
Current year depreciation expense	6,025	6,150	5,714

Balance at December 31,	$74,683	$72,405	$66,255

(a.)	On October 1, 2010, we began accounting for the Summerlin Hospital MOB II under the equity method, as previously discussed in Note 8. As a result, the property and accumulated depreciation of this MOB are not included in the 2010 property amounts presented.

Exhibit Index

Exhibit No.	Exhibit
3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.2	Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

3.3	Amended and restated bylaws previously filed as Exhibit 4.3 to the Trust’s registration statement on Form S-3 (File No. 333-60638) is incorporated herein by reference.

10.1	Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2	Agreement dated December 6, 2010, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.3	Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.4	Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference.

10.5	Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6	Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7*	Universal Health Realty Income Trust 1997 Incentive Plan, previously filed as Exhibit 10.1 to the Trust’s Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.8	Credit Agreement, dated as of January 19, 2007, by and among the Trust, the financial institutions from time to time party thereto and Wachovia Bank, National Association, as Administrative Agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 24, 2007, is incorporated herein by reference.

10.9	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

10.10	Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.11	Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

Exhibit No.		Exhibit
10.12	*	Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, dated April 27, 2007, is incorporated herein by reference.

10.13	*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11		Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2		Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1		Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.