Form 10-Q
period 2011-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2011-05-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of common shares of beneficial interest outstanding at April 30, 2011 – 12,654,681

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Base rental - UHS facilities	$3,261	$3,292
Base rental - Non-related parties	1,987	2,610
Bonus rental - UHS facilities	1,112	1,094
Tenant reimbursements and other - Non-related parties	306	616
Tenant reimbursements and other - UHS facilities	10	32

	6,676	7,644

Expenses:
Depreciation and amortization	1,503	1,569
Advisory fees to UHS	471	437
Other operating expenses	971	1,352

	2,945	3,358

Income before equity in income of unconsolidated limited liability companies (“LLCs”) and interest expense	3,731	4,286

Equity in income of unconsolidated LLCs	775	736

Interest expense, net	(378)	(495)

Net income	$4,128	$4,527

Basic earnings per share	$0.33	$0.37

Diluted earnings per share	$0.33	$0.37

Weighted average number of shares outstanding - Basic	12,638	12,077
Weighted average number of share equivalents	4	2

Weighted average number of shares and equivalents outstanding - Diluted	12,642	12,079

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets:

Real Estate Investments:
Buildings and improvements	$180,953	$180,750
Accumulated depreciation	(76,115)	(74,683)

	104,838	106,067
Land	19,190	19,190

Net Real Estate Investments	124,028	125,257

Investments in and advances to limited liability companies (“LLCs”)	87,537	80,442

Other Assets:
Cash and cash equivalents	964	987
Base and bonus rent receivable from UHS	2,120	1,964
Rent receivable - other	974	912
Deferred charges, notes receivable and intangible and other assets, net	6,063	6,573

Total Assets	$221,686	$216,135

Liabilities:

Line of credit borrowings	$62,000	$52,600
Mortgage notes payable, non-recourse to us	8,358	8,399
Loans payable of consolidated LLC, non-recourse to us	6,539	6,564
Accrued interest	94	113
Accrued expenses and other liabilities	1,955	2,333
Tenant reserves, escrows, deposits and prepaid rents	635	616

Total Liabilities	79,581	70,625

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2011 - 12,654,642; 2010 -12,653,169	127	127
Capital in excess of par value	213,342	213,209
Cumulative net income	377,732	373,604
Cumulative dividends	(449,182)	(441,527)

Total Universal Health Realty Income Trust Shareholders’ Equity	142,019	145,413
Non-controlling equity interest	86	97

Total Equity	142,105	145,510

Total Liabilities and Equity	$221,686	$216,135

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,128	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,503	1,569
Restricted/stock-based compensation expense	75	76
Changes in assets and liabilities:
Rent receivable	(218)	(31)
Accrued expenses and other liabilities	(378)	21
Tenant reserves, escrows, deposits and prepaid rents	19	(108)
Accrued interest	(19)	—
Other, net	56	(2)

Net cash provided by operating activities	5,166	6,052

Cash flows from investing activities:
Investments in LLCs	(2,057)	(2,414)
Repayments of advances made to LLCs	715	120
Advances made to LLCs	(7,282)	(7,693)
Cash distributions in excess of income from LLCs	1,526	554
Cash distributions of refinancing proceeds from LLCs	—	29
Reductions/(additions) to real estate investments	172	(215)
Decrease in cash and cash equivalents due to recording of LLC on unconsolidated basis	—	(1,938)

Net cash used in investing activities	(6,926)	(11,557)

Cash flows from financing activities:
Net borrowings on line of credit	9,400	11,100
Repayments of mortgage notes payable of consolidated LLCs	—	(62)
Repayments from loans payable of consolidated LLCs	(25)	(47)
Repayments of mortgage notes payable	(41)	(58)
Dividends paid	(7,655)	(7,254)
Issuance of shares of beneficial interest, net	58	(45)

Net cash provided by financing activities	1,737	3,634

Decrease in cash and cash equivalents	(23)	(1,871)
Cash and cash equivalents, beginning of period	987	3,038

Cash and cash equivalents, end of period	$964	$1,167

Supplemental disclosures of cash flow information:
Interest paid	$398	$451

Supplemental disclosures of non-cash information:
Deconsolidation of LLC:
Net real estate investments	—	$12,169
Cash and cash equivalents	—	1,938
Other assets	—	144
Mortgage and note payable	—	13,465
Other liabilities	—	370
Third-party equity interests	—	21

Investment in LLC	$0	$395

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended March 31, 2011. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the Universal Health Services, Inc. (“UHS”) hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The tightening in the credit markets and the instability in certain banking and financial institutions over the past several years have not had a material impact on us. However, there can be no assurance that unfavorable credit market conditions will not materially increase our cost of borrowings and/or have a material adverse impact on our ability to finance our future growth through borrowed funds.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2011, we had investments or commitments in thirty-two LLCs, thirty-one of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 62% and 54% of our consolidated revenue for the three months ended March 31, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for both of the three month periods ended March 31, 2011 and 2010. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $4.9 million has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of March 31, 2011, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan commitment of $6.5 million, non-recourse to us, which has been borrowed as of March 31, 2011. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $5.5 million in debt or equity, of which $1.3 million has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS, has committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital has committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009 at which time the master lease commenced. As a result of this master lease agreement, the LLC was considered a variable interest entity and since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan of $12.9 million, which is non-recourse to us, outstanding as of March 31, 2011.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.5 million has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. This LLC has a third-party term loan of $5.4 million, which is non-recourse to us, outstanding as of March 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to $8.4 million in equity and debt financing, of which $6.8 million has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB was completed and opened during the fourth quarter of 2007. This LLC has a third-party term loan of $12.0 million, which is non-recourse to us, outstanding as of March 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $964,000 has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, all of which has been borrowed as of March 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $3.7 million has been funded as of March 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed, constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS, has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan of $8.3 million, which is non-recourse to us, outstanding as of March 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisory Agreement was renewed for 2011 at the same terms and conditions as 2010.

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first quarter of 2011 or 2010 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $471,000 and $437,000 for the three months ended March 31, 2011 and 2010, respectively, and were based upon average invested real estate assets of $290 million and $269 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of March 31, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2011 and December 31, 2010, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 62% and 54% of our consolidated revenues for the three months ended March 31, 2011 and 2010, respectively and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

As a result of the matters discussed above, SWHCS had not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley. However, in February, 2011, SWHC received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor of SWHCS opened a newly constructed acute care hospital during April, 2011. UHS is unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

UHS has advised us that Rancho Springs Medical Center and Inland Valley remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the $2.6 million annual base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2011), should this matter, or the opening of the above-mentioned newly constructed acute care facility by a competitor, adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At March 31, 2011, the book value of the property was $18.8 million. Bonus rental revenue earned by us from Inland Valley amounted to $294,000 during the quarter ended March 31, 2011 and $1.1 million during the year ended December 31, 2010.

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

(3) Dividends

A dividend of $0.605 per share or $7.7 million in the aggregate was declared by the Board of Trustees on March 2, 2011 and was paid on March 31, 2011 to shareholders of record as of March 16, 2011.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2011:

There were no acquisitions or dispositions during the first three months of 2011.

Three Months Ended March 31, 2010:

During the first quarter of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

There were no dispositions during the first quarter of 2010.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At March 31, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of March 31, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Summerlin Medical Office Building II is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease arrangement expired and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on October 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis, since the fourth quarter of 2007, since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

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

The following tables represent summarized financial and other information related to the thirty-one LLCs which were accounted for under the equity method as of March 31, 2011:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments(b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)	99%	Desert Springs Medical Plaza
Deerval Properties II(d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)	95%	Auburn Medical Office Building II
Grayson Properties(b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One(f.)	95%	BRB Medical Office Building
Banburry Medical Properties(b.)(g.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties(h.)	95%	North Valley Medical Plaza
653 Town Center Phase II(b.)(i.)	98%	Summerlin Hospital MOB II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $964,000 has been funded as of March 31, 2011. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan commitment of $13.3 million, which is non-recourse to us, all of which has been borrowed as of March 31, 2011.
(f.)	We have committed to invest up to $3.0 million in equity and debt financing, $2.7 million of which has been funded as of March 31, 2011, in an LLC that will own and operate this MOB which was completed and opened during the fourth quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $6.1 million of which has been borrowed as of March 31, 2011.
(g.)

We have committed to invest up to $5.5 million in equity and debt financing, of which $1.3 million has been funded as of March 31, 2011. The LLC has a third-party term loan of $12.9 million, which is non-recourse to us, outstanding as of March 31, 2011.

(h.)	We have committed to invest up to $6.2 million in equity and debt financing, $5.8 million of which has been funded as of March 31, 2011. This MOB was acquired during the first quarter of 2010.
(i.)	This LLC has a third-party loan of $12.7 million, which is non-recourse to us, all of which has been borrowed as of March 31, 2011. This facility was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2011 and 2010:

	Three Months Ended March 31,
	(amounts in thousands)
	2011	2010 (b.)
Revenues	$14,058	$13,017

Operating expenses	5,804	5,426
Depreciation and amortization	3,289	2,994
Interest, net	4,474	4,046

Net income	$491	$551

Our share of net income (a.)	$775	$736

(a.)	Our share of net income for the three months ended March 31, 2011 and 2010 includes interest income earned by us on various advances made to LLCs of approximately $633,000 and $456,000, respectively.
(b.)	Excludes Summerlin II MOB which was accounted for on a consolidated basis through September 30, 2010.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	March 31, 2011	December 31, 2010
	(amounts in thousands)
Net property, including CIP	$334,108	$334,757
Other assets	28,782	27,912

Total assets	$362,890	$362,669

Liabilities	$13,092	$12,852
Loans payable, non-recourse to us	264,510	271,693
Advances payable to us	35,960	29,082
Equity	49,328	49,042

Total liabilities and equity	$362,890	$362,669

Our share of equity and advances to LLCs	$87,537	$80,442

As of March 31, 2011, aggregate maturities of mortgage notes payable by the LLCs which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2011	$19,033
2012	40,870
2013	28,521
2014	42.343
2015	63,570
Thereafter	70,173

Total	$264,510

Name of LLC	Mortgage Balance (b.)	Maturity Date
Santa Fe Scottsdale(a.)	2,539	06/10/2011
Banbury Medical Properties(a.)(d.)	12,910	06/30/2011
ApaMed Properties	2,687	01/01/2012
575 Hardy Investors	9,461	02/01/2012
Auburn Medical Properties	8,264	04/02/2012
Gold Shadow Properties	6,474	04/10/2012
BRB/E Building One(c.)	6,077	11/01/2012
Sierra Medical Properties	3,922	12/31/2012
Centennial Medical Properties	12,037	01/31/2013
Sparks Medical Properties	5,408	02/12/2013
Litchvan Investments	7,739	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,721	07/01/2014
Grayson Properties (a.)(c.)(e.)	13,265	07/01/2014
Brunswick Associates	8,323	01/01/2015
Spring Valley Medical Properties	5,625	02/10/2015
DSMB Properties	24,746	09/10/2015
Arlington Medical Properties	25,961	10/10/2015
DVMC Properties	4,243	11/01/2015
Willetta Medical Properties	12,942	10/10/2016
Deerval Properties	9,656	09/01/2017
Deerval Properties II	16,583	09/01/2017
653 Town Center Phase II	12,749	10/01/2017
Cobre Properties	2,509	11/01/2017
Canyon Healthcare Properties	16,736	12/01/2017
PCH Southern Properties	6,933	12/01/2017

	$264,510

(a.)	We believe the terms of these loans are within current market underwriting criteria. At this time, we expect to refinance these loans on or before their 2011 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance these loans on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loans.
(d.)	We have the right to extend this loan for an additional six months to December 31, 2011, subject to certain leasing criteria set forth in the loan amendment dated December 29, 2010. Leasing criteria will be reviewed prior to the loan maturity date of June 30, 2011. If the leasing criteria has been met by June 30, 2011, the extension will be exercised and the loan will extend to December 31, 2011.
(e.)	This construction loan will automatically convert to a term loan commencing July 1, 2011 with a maturity date of July 1, 2014.

Subsequent to March 31, 2011, we placed a $9.0 million mortgage, with a maturity date of March 1, 2018, for PCH Medical Properties.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through April 30, 2011.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first quarter of 2011 that impacted us.

(7) Long-term debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2011, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At March 31, 2011, we had $62.0 million of outstanding borrowings and $16.5 million of letters of credit outstanding against the Agreement. We had $21.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2011. There are no compensating balance requirements. The carrying amount and fair value of the outstanding borrowings pursuant to the Agreement were $62.0 million and $60.6 million, respectively, at March 31, 2011.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant		March 31, 2011
Tangible net worth	$136,450		$142,105
Debt to total capital	< 55%		30%
Debt service coverage ratio	> 1.25	x	3.29x
Debt to cash flow ratio	< 3.50	x	1.87x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2011, with a combined outstanding carrying balance of $14.9 million and fair value of $15.3 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at March 31, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,178	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,180	6.5%	2019
Palmdale Medical Plaza term loan	6,539	5.1%	2013

Total	$14,897

(a)	Amortized principal payments made on a monthly basis.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of March 31, 2011, we have fifty-two real estate investments or commitments located in fifteen states consisting of:

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

•

failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property (see Note 2, “Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions” for

disclosure related to Southwest Healthcare System’s regulatory matters with the Center for Medicare and Medicaid Services and the California Department of Public Health);

•

the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business and refinance existing debt with near term maturites;

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

•

our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs (consisting of substantially all of the LLCs that own MOBs in Arizona, Nevada and California), the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member. In addition, from time to time, we have had discussions with third-party members about purchasing or selling the interests to each other or a third party. If we were to sell our interests, we may not be able to redeploy the proceeds into assets at the same or greater return as we currently receive. During any such time that we were not able to do so, our ability to increase or maintain our dividend at current levels could be adversely affected which could cause our stock price to decline;

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

Investments in Limited Liability Companies (“LLCs”): Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 99% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At March 31, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of March 31, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Summerlin Medical Office Building II is located in Las Vegas, Nevada on the campus of Summerlin Hospital Medical Center. In connection with this MOB, which is owned by an LLC in which we hold a majority, non-controlling ownership interest, Summerlin Hospital Medical Center committed to a master lease agreement for a specified portion of the space. As a result of this master lease agreement, the LLC was considered a variable interest entity. Since we were the primary beneficiary, the financial results of this MOB were included in our financial statements on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease arrangement expired and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on October 1, 2010. There was no material impact on our net income as a result of the deconsolidation of this LLC.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis, since the fourth quarter of 2007, since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease threshold on this MOB has not yet been met and is not expected to be met in the near future.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of March 31, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. The Advisor is entitled to certain advisory fees for its services. See “Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions” in Note 2 to the condensed consolidated financial statements for additional information on the Advisory Agreement and related fees. In December of 2010, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2011 at the same terms and conditions as 2010.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 62% and 54% of our consolidated revenue for the three months ended March 31, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for both of the three month periods ended March 31, 2011 and 2010. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three month period ended March 31, 2010 includes the revenue and expenses associated with the Summerlin II MOB which was deconsolidated on October 1, 2010. The table below provides the Statement of Income for this LLC for the three month period ended March 31, 2010. The “As Adjusted” column is used for comparison discussions in the Results of Operations. There was no material impact on our net income as a result of the deconsolidation of this LLC.

(amounts in thousands)

Three Months Ended March 31, 2010	As reported in Consolidated Statements of Income	Jan – March, 2010 Statements of Income for Summerlin II	“As Adjusted”

Revenues	$7,644	$641	$7,003

Expenses:
Depreciation and amortization	1,569	113	1,456
Advisory fee to UHS	437	—	437
Other operating expenses	1,352	240	1,112

	3,358	353	3,005

Income before equity in limited liability companies (“LLCs”) and interest expense	4,286	(288)	3,998

Equity in income of unconsolidated LLCs	736	113	849
Interest expense	(495)	175	(320)

Three Months Ended March 31, 2010	As reported in Consolidated Statements of Income	Jan – March, 2010 Statements of Income for Summerlin II	“As Adjusted”
Net income	$4,527	—	$4,527

For the quarter ended March 31, 2011, net income was $4.1 million, or $0.33 per diluted share, as compared to $4.5 million, or $0.37 per diluted share, during the comparable prior year quarter.

The decrease in net income of approximately $400,000 during the first quarter of 2011, as compared to the comparable prior year quarter, was primarily attributable to:

•	an unfavorable change of approximately $282,000 resulting from the previously disclosed June, 2010, expiration of a master lease agreement on an MOB located in Georgia;

•

an unfavorable combined change of approximately $160,000 from the operating losses sustained at a vacant, single-tenant MOB located in Las Vegas, Nevada and the low occupancy at an MOB located in Phoenix, Arizona, which was acquired in March, 2010 by an unconsolidated LLC in which we hold a majority, non-controlling ownership interest, and;

•	other combined net favorable changes of approximately $42,000.

We continue to actively market the available space in the above-mentioned MOBs and are in various stages of negotiations with several prospective tenants.

During the three months ended March 31, 2011 and 2010, we recorded equity in income of unconsolidated LLCs of $775,000 and $849,000, (As Adjusted basis), respectively. The decrease of approximately $74,000 during the three-month period ended March 31, 2011, as compared to the comparable 2010 quarter, was due to: (i) a decrease of $106,000 resulting from the losses sustained, caused by low occupancy levels, at an MOB located in Phoenix, Arizona which was acquired in March, 2010 by an unconsolidated LLC, and; (ii) an increase of $32,000 from other combined net favorable changes at various other unconsolidated LLCs.

During the three-month period ended March 31, 2011, total revenue decreased by $327,000 (As Adjusted basis). The decrease resulted primarily from a decrease in base rental resulting from a June, 2010 master lease agreement expiration on an MOB located in Georgia, decreased revenue resulting from a vacated single-tenant MOB located in Las Vegas, Nevada, as well as a decrease in tenant reimbursements at certain of our MOBs due to decreased occupancy.

Depreciation and amortization expense increased $47,000 during the three months ended March 31, 2011, as compared to the comparable prior year quarter (As Adjusted basis), due primarily to the expense recorded in connection with renovations completed at certain consolidated MOBs.

Interest expense, net of interest income, increased $58,000 during the three months ended March 31, 2011 as compared to the comparable prior year quarter (As Adjusted basis). The increase was due primarily to an increase in our average outstanding borrowings combined with an increase in our borrowing rate on a specific loan relating to the Palmdale MOB. The increased borrowings were used primarily to fund the investments in and advances to LLCs and additions to real estate investments, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $682,000 and $808,000 (As Adjusted basis), for the three-month periods ended March 31, 2011 and 2010, respectively. The decrease in other operating expenses for the three-month period ended March 31, 2011 is primarily attributable to a decrease in property tax expense at a certain MOB. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

The master lease on Southern Crescent II, an MOB located in Georgia, which has been in effect since 2000 on Southern Crescent II (which generated approximately $1.1 million of annual revenues),

was not renewed upon its expiration in June, 2010. Prior to the expiration, the master lease on this MOB generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities. We continue to actively market the available space in this MOB which is currently 80% vacant.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$4,128	$4,527
Plus: Depreciation and amortization expense:
Consolidated investments	1,466	1,534
Unconsolidated affiliates	2,687	2,431

Funds from operations (FFO)	$8,281	$8,492

The decreases in FFO of approximately $211,000 during the three month period ended March 31, 2011, as compared to the comparable prior year quarter, was due to: (i) the unfavorable impact of the operating items mentioned above, partially offset by; (ii) the favorable effect of adding back increased depreciation and amortization expense incurred by us and our unconsolidated affiliates amounting to $188,000. The increased depreciation and amortization expense is related to newly constructed and recently opened MOBs as well as capital expenditures at various properties.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $5.2 million and $6.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The $886,000 net decrease was attributable to:

•

an unfavorable change of $466,000 due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation) as discussed above in Results of Operations;

•	a unfavorable change of $399,000 in accrued expenses and other liabilities resulting primarily from various payments of accrued expenses paid during the quarter ended March 31, 2011;

•	a favorable change of $127,000 in tenant reserves, escrows, deposits and prepaid rents related primarily to increases in prepaid rents and deposits at certain MOBs;

•	an unfavorable change of $187,000 in rent receivable, and;

•	other net favorable changes of $39,000.

Net cash used in investing activities

Net cash used in investing activities was $6.9 million during the three months ended March 31, 2011 as compared to $11.6 million during the three months ended March 31, 2010.

During the three-month period ended March 31, 2011, we funded: (i) $7.3 million of advances to LLCs ($5.6 million of which was repaid to us during the second quarter of 2011), and; (ii) $2.1 million of equity investments in LLCs. Also during the three-month period ended March 31, 2011, we received: (i) $715,000 in repayments of advances to LLCs; (ii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) a net of $172,000 consisting of $375,000 of a construction-related refund received related to the Palmdale MOB, partially offset by $203,000 of capital additions.

During the three-month period ended March 31, 2010, we funded: (i) $7.7 million of advances to LLCs; (ii) $2.4 million of equity investments in LLCs, and; (iii) $215,000 of capital additions. Additionally, a decrease in cash of $1.9 million resulted from the deconsolidation of the Summerlin Hospital Medical Office Building III during the first quarter of 2010. Also during the three-month period ended March 31, 2010, we received: (i) $29,000 related to debt refinancing by an LLC; (ii) $120,000 in repayments of advances to LLCs, and; (iii) $554,000 of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by financing activities

Net cash provided by financing activities was $1.7 million during the three months ended March 31, 2011 and $3.6 million during the three months ended March 31, 2010.

During the three-month period ended March 31, 2011, we: (i) received $9.4 million of additional net borrowings on our revolving line of credit, and; (ii) generated $58,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2011, we paid: (i) $41,000 on mortgage notes payable that are non-recourse to us; (ii) $25,000 on a loan payable of a consolidated LLC that is non-recourse to us, and; (iii) $7.7 million of dividends.

During the three month period ended March 31, 2010, we received: (i) $11.1 million of additional net borrowings on our revolving line of credit. Additionally, during the three months ended March 31, 2010, we paid: (i) $58,000 on mortgage notes payable that are non-recourse to us; (ii) $62,000 on a mortgage note payable of a then-consolidated LLC that is non-recourse to us; (iii) $47,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) a net of $45,000 consisting of fees incurred related to our at-the-market equity issuance program, offset by approximately $76,000 of cash proceeds received in connection with our dividend reinvestment program, and; (v) $7.3 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. There were no shares issued pursuant to our ATM Program during the first quarter of 2011. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of approximately $725,000 to Merrill Lynch as well as $515,000 of various other fees and expenses).

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2011 and 2010:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $5.2 million and $6.1 million during the three-month periods ended March 31, 2011 and 2010, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense and restricted/stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.5 million and $554,000 during the three months ended March 31, 2011 and 2010, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $6.7 million and $6.6 million of net cash during the three months ended March 31, 2011 and 2010, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $7.7 million and $7.3 million during the three months ended March 31, 2011 and 2010, respectively. The $1.0 million difference between the $6.7 million of net cash generated related to operating activities during the first three months of 2011, and the $7.7 million of dividends paid, was due primarily to certain factors, as discussed above in Results of Operations, that had an unfavorable impact on our operating results during the three month period ended March 31, 2011.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2011 and 2010. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the current and projected operating results of our properties, including those owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments. Future dividend levels will be determined based upon the factors outlined above with consideration given to the potential impact that the operating pressures that we have been experiencing since 2010 may have on our future results of operations, as well as the potential impact of anticipated improved operating results at certain of our properties that are either relatively newly constructed and opened or currently experiencing greater than expected vacancy rates.

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($715,000 and $120,000 for the three months ended March 31, 2011 and 2010, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($0 and $29,000 during the three months ended March 31, 2011 and 2010, respectively); (iii) net real estate investment reductions/(additions)($172,000 and ($215,000) during the three months ended March 31, 2011 and 2010, respectively); (iv) net borrowings on our revolving credit agreements ($9.4 million and $11.1 million for the three months ended March 31, 2011 and 2010, respectively), and; (v) net cash generated/(used) in connection with the issuance of shares of beneficial interest ($58,000 and ($45,000) for the three months ended March 31, 2011 and 2010, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($2.1 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively), and; (ii) advances made to LLCs ($7.3 million and $7.7 million for the three months ended March 31, 2011 and 2010, respectively).

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

Credit facilities and mortgage debt

In January 2007, we entered into an unsecured $100 million revolving credit agreement (the “Agreement”) which expires on January 19, 2012. We have a one-time option, which can be exercised at any time, subject to bank approval, to increase the amount by $50 million for a total commitment of $150 million. The Agreement provides for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% is paid on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee are based upon our debt to total capital ratio as defined by the Agreement. As of March 31, 2011, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

At March 31, 2011, we had $62.0 million of outstanding borrowings and $16.5 million of letters of credit outstanding against the Agreement. We had $21.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2011. There are no compensating balance requirements. The carrying amount and fair value of the outstanding borrowings pursuant to the Agreement were $62.0 million and $60.6 million, respectively, at March 31, 2011.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios (dollar amounts in thousands):

	Covenant			March 31, 2011
Tangible net worth	>$	136,450		$142.105
Debt to total capital		< 55%		30%
Debt service coverage ratio		> 1.25	x	3.29x
Debt to cash flow ratio		< 3.50	x	1.87x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2011, with a combined outstanding carrying balance of $14.9 million and fair value of $15.3 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at March 31, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,178	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,180	6.5%	2019
Palmdale Medical Plaza term loan	6,539	5.1%	2013

Total	$14,897

(a)	Amortized principal payments made on a monthly basis.

Off Balance Sheet Arrangements

As of March 31, 2011, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2011 totaled $16.5 million consisting of: (i) $3.5 million related to Grayson Properties; (ii) $3.4 million related to Banburry Medical Properties; (iii) $2.5 million related to Centennial Hills Medical Properties; (iv) $2.4 million related to Palmdale Medical Properties; (v) $1.2 million related to Sparks Medical Properties; (vi) $908,000 related to Sierra Medical Properties; (vii) $764,000 related to Deerval Properties II; (viii) $506,000 related to Auburn Medical Properties II; (ix) $478,000 related to Arlington Medical Properties; (x) $462,000 related to BRB/E Building One, and; (xi) $396,000 related to Deerval Properties I.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2011. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 6, 2011	UNIVERSAL HEALTH REALTY INCOME TRUST
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