Form 10-Q
period 2011-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2011-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of common shares of beneficial interest outstanding at July 31, 2011 - 12,633,700

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Base rental - UHS facilities	$3,261	$3,292	$6,522	$6,584
Base rental - Non-related parties	2,064	2,573	4,051	5,183
Bonus rental - UHS facilities	1,092	1,023	2,204	2,117
Tenant reimbursements and other - Non-related parties	332	543	638	1,159
Tenant reimbursements and other - UHS facilities	17	42	27	74

	6,766	7,473	13,442	15,117

Expenses:
Depreciation and amortization	1,539	1,610	3,042	3,179
Advisory fees to UHS	480	466	951	903
Other operating expenses	1,414	1,434	2,385	2,786

	3,433	3,510	6,378	6,868

Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	3,333	3,963	7,064	8,249

Equity in income of unconsolidated LLCs	727	833	1,502	1,569

Interest expense, net	(368)	(522)	(746)	(1,017)

Net income	$3,692	$4,274	$7,820	$8,801

Basic earnings per share	$0.29	$0.35	$0.62	$0.73

Diluted earnings per share	$0.29	$0.35	$0.62	$0.73

Weighted average number of shares outstanding - Basic	12,642	12,111	12,640	12,094
Weighted average number of share equivalents	9	2	7	2

Weighted average number of shares and equivalents outstanding - Diluted	12,651	12,113	12,647	12,096

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets:

Real Estate Investments:
Buildings and improvements	$181,121	$180,750
Accumulated depreciation	(77,585)	(74,683)

	103,536	106,067
Land	19,190	19,190
Real estate assets acquired	12,223	0

Net Real Estate Investments	134,949	125,257

Investments in and advances to limited liability companies (“LLCs”)	82,677	80,442

Other Assets:
Cash and cash equivalents	740	987
Base and bonus rent receivable from UHS	2,100	1,964
Rent receivable - other	1,017	912
Deferred charges, notes receivable and intangible and other assets, net	6,258	6,573

Total Assets	$227,741	$216,135

Liabilities:

Line of credit borrowings	$71,700	$52,600
Mortgage notes payable, non-recourse to us	8,319	8,399
Loans payable of consolidated LLC, non-recourse to us	6,504	6,564
Accrued interest	99	113
Accrued expenses and other liabilities	2,138	2,333
Tenant reserves, escrows, deposits and prepaid rents	733	616

Total Liabilities	89,493	70,625

Equity:

Preferred shares of beneficial interest, $. 01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2011 - 12,663,299; 2010 - 12,653,169	127	127
Capital in excess of par value	213,457	213,209
Cumulative net income	381,424	373,604
Cumulative dividends	(456,842)	(441,527)

Total Universal Health Realty Income Trust Shareholders’ Equity	138,166	145,413
Non-controlling equity interest	82	97

Total Equity	138,248	145,510

Total Liabilities and Equity	$227,741	$216,135

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,820	$8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,042	3,179
Restricted/stock-based compensation expense	140	162
Changes in assets and liabilities:
Rent receivable	(241)	84
Accrued expenses and other liabilities	(503)	99
Tenant reserves, escrows, deposits and prepaid rents	45	46
Accrued interest	(14)	26
Other, net	41	(86)

Net cash provided by operating activities	10,330	12,311

Cash flows from investing activities:
Investments in LLCs	(3,134)	(5,221)
Repayments of advances made to LLCs	6,599	94
Advances made to LLCs	(11,099)	(9,547)
Cash distributions in excess of income from LLCs	3,288	1,480
Cash distributions of refinancing proceeds from LLCs	2,111	29
Reductions/(additions) to real estate investments, net	4	(302)
Real estate assets acquired	(11,806)	0
Deposits on real estate assets	(300)	0
Decrease in cash and cash equivalents due to recording of LLC on unconsolidated basis	0	(1,938)

Net cash used in investing activities	(14,337)	(15,405)

Cash flows from financing activities:
Net borrowings on line of credit	19,100	10,000
Repayments of mortgage notes payable of consolidated LLCs	0	(126)
Repayments of loans payable of consolidated LLCs	(60)	(94)
Repayments of mortgage notes payable	(80)	(3,449)
Proceeds from mortgage notes payable	0	5,250
Financing costs of mortgage notes payable	0	(308)
Dividends paid	(15,315)	(14,667)
Issuance of shares of beneficial interest, net	115	4,696

Net cash provided by financing activities	3,760	1,302

Decrease in cash and cash equivalents	(247)	(1,792)

Cash and cash equivalents, beginning of period	987	3,038

Cash and cash equivalents, end of period	$740	$1,246

Supplemental disclosures of cash flow information:
Interest paid	$762	$994

Supplemental disclosures of non-cash information:
Deconsolidation of LLC:
Net real estate investments	$0	$12,169
Cash and cash equivalents	0	1,938
Other assets	0	144
Mortgage and note payable	0	13,465
Other liabilities	0	370
Third-party equity interests	0	21

Investment in LLC	$0	$395

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended June 30, 2011. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2011, we had investments or commitments in thirty-two LLCs, thirty-one of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 61% and 54% of our consolidated revenue for each of the three and six months ended June 30, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 19% of the combined consolidated and unconsolidated revenue for each of the three and six month periods ended June 30, 2011 and 2010. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

On May 19, 2011, certain subsidiaries of UHS provided the required notice to us exercising the 5-year renewal options on the following hospital facilities which extended the existing lease terms to December, 2016:

-	McAllen Medical Center
-	Wellington Regional Medical Center
-	Southwest Healthcare System - Inland Valley Campus

The table below details the existing lease terms and renewal options for each of the UHS hospital facilities, giving effect to the above-mentioned renewals:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	UHS has three 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024).

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $4.9 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of June 30, 2011, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan of $6.5 million, which is non-recourse to us, outstanding as of June 30, 2011. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $5.5 million in debt or equity of which $2.0 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of June 30, 2011.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.6 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. These MOBs were acquired by the LLC during the third quarter of 2008. This LLC has a third-party term loan of $5.4 million, which is non-recourse to us, outstanding as of June 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to $8.4 million in equity and debt financing, of which $6.8 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB was completed and opened during the fourth quarter of 2007. This LLC has a third-party term loan of $12.0 million, which is non-recourse to us, outstanding as of June 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $1.1 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan of $13.3 million, which is non-recourse to us, outstanding as of June 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $3.7 million has been funded as of June 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed, constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS committed to lease 75% of this building, pursuant to which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan of $7.9 million, which is non-recourse to us, outstanding as of June 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2011 or 2010 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $480,000 and $466,000 for the three months ended June 30, 2011 and 2010, respectively, and were based upon average invested real estate assets of $295 million and $286 million for the three-month periods ended June 30, 2011 and 2010, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $951,000 and $903,000 for the six months ended June 30, 2011 and 2010, respectively, and were based upon average invested real estate assets of $293 million and $278 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of June 30, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of June 30, 2011 and December 31, 2010, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 61% and 54% of our consolidated revenues for each of the three and six months ended June 30, 2011 and 2010, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, UHS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreement, CMS would conduct a full certification survey, which commenced during the last week of July, 2011, to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. UHS has not yet been notified as to the results of the survey and they are not aware of when notification will be made to them. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey. Pursuant to the results of the CMS full certification survey, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

As a result of the matters discussed above, SWHCS had not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley. However, in February, 2011, SWHC received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor of SWHCS opened a newly constructed acute care hospital during April, 2011. UHS is unable to predict the net impact of these developments on SWHCS’s results of operations during the remainder of 2011 and beyond.

UHS has advised us that Rancho Springs Medical Center and Inland Valley remain fully committed to providing high-quality healthcare to their patients and the communities they serve. UHS therefore intends to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance they will be able to do so. Failure to resolve these matters could have a material adverse effect on UHS and, in turn, us. While the $2.6 million annual base rentals on Inland Valley are guaranteed by UHS through the end of the existing lease term (December, 2016), should this matter, or the opening of the above-mentioned newly constructed acute care facility by a competitor, adversely impact the future revenues and/or operating results of SWHCS, the future bonus rental earned by us on Inland Valley, as well as the underlying value of the property, may be materially adversely impacted. At June 30, 2011, the book value of the property was $18.7 million. Bonus rental revenue earned by us from Inland Valley amounted to $294,000 and $577,000 during the three and six months ended June 30, 2011, respectively, and $1.1 million during the year ended December 31, 2010.

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

(3) Dividends

A dividend of $0.605 per share or $7.7 million in the aggregate was declared by the Board of Trustees on June 2, 2011 and was paid on June 30, 2011 to shareholders of record as of June 16, 2011.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2011:

In June, 2011, utilizing a qualified third-party intermediary in connection with a planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, we purchased the Lake Pointe Medical Arts, a multi-tenant medical office building located in Rowlett, Texas. The purchase price for this 50,974 square foot MOB was approximately $12.2 million which is included on our June 30, 2011 Balance Sheet as “Real estate assets acquired”. The net tangible and intangible property asset allocation of the total purchase price will be finalized during the second half of the year, subject to a third-party appraisal and will be based upon their respective fair value at acquisition. Intangible assets will include the value of the in-place leases at the time of acquisition.

Three were no divestitures during the first six months of 2011.

Subsequent to June 30, 2011:

In July, 2011, utilizing a qualified third-party intermediary in connection with a planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, we purchased the Forney Medical Plaza, a multi-tenant medical office building located in Forney, Texas. The purchase price for this 50,946 square foot MOB was approximately $15.0 million. The net tangible and intangible property asset allocation of the total purchase price will be finalized during the second half of the year, subject to a third-party appraisal and will be based upon their respective fair value at acquisition. Intangible assets will include the value of the in-place leases at the time of acquisition.

In addition, as part of the planned like-kind exchange transactions, we have recently entered into a non-binding letter of intent with the third-party, managing member of thirty of our LLCs, and other parties. Pursuant to the terms outlined in the non-binding letter of intent, and subject to the completion of definitive agreements and satisfaction of various closing conditions, it is intended that we purchase the noncontrolling minority interest of certain LLCs, divest our noncontrolling, majority interests in certain LLCs and consent to the transfer to other parties, the current third-party, noncontrolling minority ownership interests in certain LLCs.

We have also executed non-binding letters of intent, and are in various stages of negotiations, in connection with the potential acquisition of two additional MOBs from various third parties. Although we can provide no assurance that we will complete any or all of these tranactions, if completed, we anticipate finalizing the transactions at various times during the third quarter of 2011. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-binding Letters of Intent for additional disclosure.

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

At June 30, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of June 30, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements and reductions and repayments of third-party debt. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

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

The following tables represent summarized financial and other information related to the thirty-one LLCs which were accounted for under the equity method as of June 30, 2011:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(d.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza

Name of LLC	Ownership	Property Owned by LLC
Gold Shadow Properties(b.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
653 Town Center Investments(b.)(c.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)	99%	Desert Springs Medical Plaza
Deerval Properties II(d.)	95%	Deer Valley Medical Office Building III
Cobre Properties	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)	95%	Auburn Medical Office Building II
Grayson Properties(b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One(f.)	95%	BRB Medical Office Building
Banburry Medical Properties(b.)(g.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties(h.)	95%	North Valley Medical Plaza
653 Town Center Phase II(b.)(i.)	98%	Summerlin Hospital MOB II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $1.1 million has been funded as of June 30, 2011. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan of $13.3 million, which is non-recourse to us, outstanding as of June 30, 2011.
(f.)	We have committed to invest up to $3.0 million in equity and debt financing, $2.7 million of which has been funded as of June 30, 2011, in an LLC that owns and operates this MOB which was completed and opened during the fourth quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $6.1 million of which has been borrowed as of June 30, 2011.
(g.)	We have committed to invest up to $5.5 million in equity and debt financing, of which $2.0 million has been funded as of June 30, 2011. The LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of June 30, 2011.
(h.)	We have committed to invest up to $6.2 million in equity and debt financing, all of which has been funded as of June 30, 2011. This MOB was acquired during the first quarter of 2010.
(i.)	This LLC has a third-party loan of $12.7 million, which is non-recourse to us, outstanding as of June 30, 2011. This facility was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (b.)	2011	2010 (b.)
	(amounts in thousands)
Revenues	$14,828	$14,049	$29,581	$27,065

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (b.)	2011	2010 (b.)
	(amounts in thousands)
Operating expenses	6,532	6,310	13,104	11,735
Depreciation and amortization	3,436	3,017	6,725	6,011
Interest, net	4,546	4,316	9,020	8,362

Net income	$314	$406	$732	$957

Our share of net income (a.)	$727	$833	$1,502	$1,569

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $655,000 and $600,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.
(b.)	Excludes Summerlin II MOB which was accounted for on a consolidated basis through September 30, 2010.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2011	December 31, 2010
	(amounts in thousands)
Net property, including CIP	$333,102	$334,757
Other assets	28,796	27,912

Total assets	$361,898	$362,669

Liabilities	$12,499	$12,852
Loans payable, non-recourse to us	269,404	271,693
Advances payable to us	34,197	29,082
Equity	45,798	49,042

Total liabilities and equity	$361,898	$362,669

Our share of equity and advances to LLCs	$82,677	$80,442

As of June 30, 2011, aggregate maturities of mortgage notes payable by the LLCs which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2011	$15,345
2012	40,679
2013	28,673
2014	42,484
2015	63,733
Thereafter	78,490

Total	$269,404

Name of LLC	Mortgage Balance (b.)	Maturity Date
Banbury Medical Properties(a.)(d.)	12,814	12/31/2011
ApaMed Properties	2,673	01/01/2012
575 Hardy Investors	9,423	02/01/2012
Auburn Medical Properties	7,890	04/02/2012
Gold Shadow Properties	6,424	04/10/2012
BRB/E Building One(c.)	6,077	11/01/2012
Sierra Medical Properties	3,904	12/31/2012
Centennial Medical Properties	11,982	01/31/2013
Sparks Medical Properties	5,381	02/12/2013

Litchvan Investments	7,699	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,676	07/01/2014
Grayson Properties (c.)(e.)	13,264	07/01/2014
Brunswick Associates	8,291	01/01/2015
Spring Valley Medical Properties	5,582	02/10/2015
DSMB Properties	24,572	09/10/2015
Arlington Medical Properties	25,799	10/10/2015
DVMC Properties	4,220	11/01/2015
Willetta Medical Properties	12,863	10/10/2016
Deerval Properties	9,611	09/01/2017
Deerval Properties II	16,505	09/01/2017
653 Town Center Phase II	12,687	10/01/2017
Cobre Properties	2,500	11/01/2017
Canyon Healthcare Properties	16,671	12/01/2017
PCH Southern Properties	6,907	12/01/2017
PCH Medical Properties	8,989	05/01/2018

	$269,404

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2011 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loans.
(d.)	We have exercised the right to extend this loan for an additional six months to December 31, 2011.
(e.)	This original construction loan automatically converted to a term loan commencing July 1, 2011 with a maturity date of July 1, 2014.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty and is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. Interest on this loan agreement has been paid to us through July 31, 2011.

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

We have recently entered into a non-binding letter of intent with the third-party, managing member of thirty of our LLCs, and other parties. Pursuant to the terms outlined in the non-binding letter of intent, and subject to the completion of definitive agreements and satisfaction of various closing conditions, it is intended that we purchase the noncontrolling minority interest of certain LLCs, divest our noncontrolling, majority interests in certain LLCs and consent to the transfer to other parties, the current third-party, noncontrolling minority ownership interests in certain LLCs. The non-binding letter of intent provides for completion of the proposed transactions by September 30, 2011, although there is no assurance that any or all of such transactions will be consummated by that date or at all. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-binding Letters of Intent for additional disclosure.

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first six months of 2011 that impacted, or are expected to impact us.

(7) Long-term debt

Our previous unsecured $100 million revolving credit agreement (the “Agreement”) was terminated by us on July 25, 2011 and replaced with a new revolving credit facility. The Agreement provided for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% was payable on the unused portion of the commitment.

The margins over the Eurodollar, prime rate and the commitment fee were based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2011, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. The initial applicable margin over the LIBOR rate is 1.75%, the margin over the Base Rate is 0.75%, and the commitment fee is 0.30%.

At June 30, 2011, we had $71.7 million of outstanding borrowings and $9.4 million of letters of credit outstanding against our then existing revolving credit agreement. After giving effect to the increased borrowing capacity in the Credit Agreement entered into in July of 2011, we had $68.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2011. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2011
Tangible net worth	$125,000	$138,166
Debt to total capital	< 55%	34%
Debt service coverage ratio	> 6.00 x	43.96x
Debt to cash flow ratio	< 3.50 x	2.19x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2011, with a combined outstanding carrying balance of $14.8 million and fair value of $15.4 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at June 30, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,155	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,164	6.5%	2019
Palmdale Medical Plaza term loan	6,504	5.1%	2013

Total	$14,823

(a)	Amortized principal payments made on a monthly basis.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of June 30, 2011, we have fifty-three real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-two medical office buildings, including thirty-two owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs (consisting of substantially all of the LLCs that own MOBs in Arizona, Nevada and California), the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member. We have recently entered into a non-binding letter of intent with the third-party, managing member of thirty of our LLCs, and other parties, to purchase the noncontrolling minority interest of certain LLCs, divest our noncontrolling, majority interests in certain LLCs and consent to the transfer to other parties, the current third-party, noncontrolling minority ownership interests in certain LLCs. Please see Item 1A. Risk Factors – We hold significant, non-controlling equity ownership interest in various LLCs and In connection with the potential divestiture of the real property owned by certain LLCs in which we own majority, non-controlling ownership interests, as mentioned above, we have purchased, and entered into non-binding letters of intent to purchase, medical office building as part of series of planned like-kind exchange transactions under Section 1031 of the Internal Revenue Code for additional disclosure regarding various non-binding letters of intent.

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

•

the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare and Medicaid (most states have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2010 and 2011 and, although the fiscal year 2012 state budgets for certain states have not yet been finalized, Medicaid reimbursements are likely to be reduced to the operators of our facilities, including UHS), and including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the recently passed Budget Control Act of 2011 (as discussed below); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law would establish a bipartisan Congressional committee, known as the Joint Committee, which would be responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. If the Joint Committee is unable to reach an agreement, across-the-board cuts to discretionary, national defense and Medicare spending could be automatically implemented which could result in Medicare payment reductions of up to 2%. The operators of our facilities cannot predict if reductions to future Medicare payments to providers will be implemented as a result of the 2011 Act or what impact, if any, the 2011 Act may have on their future results of operations;

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

At June 30, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of June 30, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of June 30, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 61% and 54% of our consolidated revenue for each of the three and six months ended June 30, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 19% of the combined consolidated and unconsolidated revenue for each of the three and six month periods ended June 30, 2011 and 2010. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three and six month periods ended June 30, 2010 includes the revenue and expenses associated with the Summerlin II MOB which was deconsolidated on October 1, 2010. The tables below provide the Statements of Income for this LLC for the three and six month periods ended June 30, 2010. The “As Adjusted” column is used for comparison discussions in the Results of Operations. There was no material impact on our net income as a result of the deconsolidation of this LLC.

(amounts in thousands)

Three Months Ended June 30, 2010	As reported in Consolidated Statements of Income	April – June, 2010 Statements of Income for Summerlin II	“As Adjusted”

Revenues	$7,473	$641	$6,832

Expenses:
Depreciation and amortization	1,610	115	1,495
Advisory fee to UHS	466	—	466
Other operating expenses	1,434	237	1,197

	3,510	352	3,158

Income before equity in limited liability companies (“LLCs”) and interest expense	3,963	(289)	3,674

Equity in income of unconsolidated LLCs	833	115	948
Interest expense	(522)	174	(348)

Net income	$4,274	—	$4,274

Six Months Ended June 30, 2010	As reported in Consolidated Statements of Income	Jan – June, 2010 Statements of Income for Summerlin II	“As Adjusted”

Revenues	$15,117	$1,282	$13,835

Expenses:
Depreciation and amortization	3,179	228	2,951
Advisory fee to UHS	903	—	903
Other operating expenses	2,786	477	2,309

	6,868	705	6,163

Income before equity in limited liability companies (“LLCs”) and interest expense	8,249	(577)	7,672

Equity in income of unconsolidated LLCs	1,569	228	1,797
Interest expense	(1,017)	349	(668)

Net income	$8,801	—	$8,801

For the quarter ended June 30, 2011, net income was $3.7 million, or $0.29 per diluted share, as compared to $4.3 million, or $0.35 per diluted share, during the comparable prior year quarter. For the six-month period ended June 30, 2011, net income was $7.8 million, or $0.62 per diluted share, as compared to $8.8 million, or $0.73 per diluted share, during the comparable six-month period of the prior year.

The decrease in net income of $582,000 during the second quarter of 2011, as compared to the comparable prior year quarter, was primarily attributable to:

•	an unfavorable change of $288,000 resulting from the previously disclosed June, 2010, expiration of a master lease agreement on an MOB located in Georgia;

•	an unfavorable change of $135,000 resulting from the expenses incurred in connection with the potential acquisition and divestiture transactions, as discussed herein and;

•	other combined net unfavorable changes of $159,000.

The decrease in net income of $981,000 during the first six months of 2011, as compared to the first six months of 2010, was primarily attributable to:

•	an unfavorable change of $576,000 resulting from the 2010, expiration of a master lease agreement on an MOB located in Georgia;

•	an unfavorable change of $135,000 resulting from the expenses incurred in connection with the potential acquisition and divestiture transactions, and;

•	other combined net unfavorable changes of $270,000.

We continue to actively market the available space in the above-mentioned MOB located in Georgia and are in various stages of negotiations with several prospective tenants.

We recorded equity in unconsolidated LLCs of $727,000 and $948,000 (As Adjusted basis) during the three-month periods ended June 30, 2011 and 2010, respectively, and $1.5 million and $1.8 million (As Adjusted basis) during the six-month periods ended June 30, 2011 and 2010, respectively. The decreases of $221,000 and $295,000 during the three and six months ended June 30, 2011, respectively, as compared to the comparable prior year periods, were due in part to the unfavorable operating results caused by low occupancy levels at an MOB located in Phoenix, Arizona which was acquired by a LLC in March, 2010 and the reserves established in connection with certain tenant receivables at various LLCs.

During the three and six-month periods ended June 30, 2011, total revenue decreased by $66,000 and $393,000, respectively, (As Adjusted basis). The decreases resulted primarily from a decrease in base rental resulting from a June, 2010 master lease agreement expiration on an MOB located in Georgia, offset by other combined favorable variances, including increases in bonus rental from UHS facilities. The master lease on Southern Crescent II, which has been in effect since 2000, was not renewed upon its expiration in June, 2010. Prior to the expiration, the master lease on this MOB generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities.

Depreciation and amortization expense increased $44,000 and $91,000 during the three and six months ended June 30, 2011, respectively, as compared to the comparable prior year periods (As Adjusted basis), due primarily to the expense recorded in connection with renovations completed at certain MOBs.

Interest expense, net of interest income, increased $20,000 and $78,000 during the three and six months ended June 30, 2011, respectively, as compared to the comparable prior year periods (As Adjusted basis). The increase was due primarily to an increase in our average outstanding borrowings combined with an increase in our borrowing rate on a specific loan relating to the Palmdale MOB. The increased borrowings were used primarily to fund the investments in and advances to LLCs and additions to real estate investments, as well as to purchase the newly acquired Lake Pointe Medical Arts MOB, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $941,000 and $944,000 (As Adjusted basis), for the three-month periods ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.8 million (As Adjusted basis) for the six-month periods ended June 30, 2011 and 2010, respectively. The decrease in other operating expenses for the six-month period ended June 30, 2011 is primarily attributable to a decrease in property tax expense at a certain MOB. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,692	$4,274	$7,820	$8,801
Plus: Depreciation and amortization expense:
Consolidated investments	1,503	1,573	2,969	3,107
Unconsolidated affiliates	2,718	2,451	5,405	4,882

Funds from operations (FFO)	$7,913	$8,298	$16,194	$16,790

The decrease in FFO of $385,000 during the three-month period ended June 30, 2011, as compared to the comparable prior year quarter, was primarily due to: (i) the $582,000 decrease in net income, as mentioned above, partially offset by; (ii) the favorable effect of adding back increased depreciation and amortization expense incurred by us and our unconsolidated affiliates amounting to $197,000.

Our FFO decreased $596,000 during the first six months of 2011 as compared to the comparable six-month period in 2010, resulting primarily from: (i) the $981,000 decrease in net income, as mentioned above, partially offset by; (ii) the favorable effect of adding back increased depreciation and amortization expense incurred by us and our unconsolidated affiliates amounting to $385,000. The increased depreciation and amortization expense during the three and six-month periods ended June 30, 2011, as compared to the comparable prior year periods, is related to newly constructed and recently opened MOBs as well as capital expenditures at various properties.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $10.3 million and $12.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.

The $2.0 million net decrease was attributable to:

•

an unfavorable change of $1.1 million due to a decrease in net income (as discussed above in Results of Operations) plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation);

•	an unfavorable change of $325,000 in rent receivable, partially resulting from the increase in the bonus rent receivable from UHS, as well as other unfavorable changes, and;

•

a unfavorable change of $602,000 in accrued expenses and other liabilities resulting primarily from a property tax payment made during the first six months of 2011 in connection with the Palmdale MOB as well as payment timing differences with various other accrued expenses and liabilities.

Net cash used in investing activities

Net cash used in investing activities was $14.3 million during the six months ended June 30, 2011 as compared to $15.4 million during the six months ended June 30, 2010.

During the six-month period ended June 30, 2011, we funded: (i) $11.8 million (net of certain acquired liabilities) to acquire the real estate assets of the Lake Pointe Medical Arts MOB, as discussed above; (ii) $11.1 million of advances to LLCs; (iii) $3.1 million of equity investments in LLCs, and; (iv) $300,000 of deposits on real estate assets related to the acquisition of Forney Medical Plaza which was acquired during the third quarter of 2011, as discussed above, and the potential acquisition of an additional medical office building on which we executed a non-binding letter of intent. Also during the six-month period ended June 30, 2011, we received: (i) $6.6 million in repayments of advances to LLCs; (ii) $3.3 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) $2.1 million of cash distributions of refinancing proceeds from our unconsolidated LLCs.

During the six-month period ended June 30, 2010, we funded: (i) $9.5 million of advances to LLCs; (ii) $5.2 million of equity investments in LLCs, and; (iii) $302,000 of capital additions. Additionally, a decrease in cash of $1.9 million resulted from the deconsolidation of the Summerlin Hospital Medical Office Building III during the first quarter of 2010. Also during the six-month period ended June 30, 2010, we received: (i) $29,000 related to debt refinancing by an LLC; (ii) $94,000 in repayments of advances to LLCs, and; (iii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by financing activities

Net cash provided by financing activities was $3.8 million during the six months ended June 30, 2011 and $1.3 million during the six months ended June 30, 2010.

During the six-month period ended June 30, 2011, we: (i) received $19.1 million of additional net borrowings on our revolving line of credit, and; (ii) generated $115,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2011, we paid: (i) $80,000 on mortgage notes payable that are non-recourse to us; (ii) $60,000 on a loan payable of a consolidated LLC that is non-recourse to us, and; (iii) $15.3 million of dividends.

During the six month period ended June 30, 2010, we received: (i) $10.0 million of additional net borrowings on our revolving line of credit; (ii) received $5.3 million of proceeds related to a new mortgage note payable that is non-recourse to us, related to a consolidated MOB, and; (iii) generated $4.7 million of net cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2010, we paid: (i) $3.4 million on mortgage notes payable that are non-recourse to us; (ii) $126,000 on a mortgage note payable of a then-consolidated LLC that is non-recourse to us; (iii) $94,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) $308,000 of financing costs on mortgage notes payable that are non-recourse to us, and; (v) $14.7 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through

Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. There were no shares issued pursuant to our ATM Program during the first six months of 2011. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of approximately $725,000 to Merrill Lynch as well as $515,000 of various other fees and expenses). As of June 30, 2011, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2011 and 2010:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $10.3 million and $12.3 million during the six-month periods ended June 30, 2011 and 2010, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense and restricted/stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $3.3 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $13.6 million and $13.8 million of net cash during the six months ended June 30, 2011 and 2010, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $15.3 million and $14.7 million during the six months ended June 30, 2011 and 2010, respectively. The $1.7 million difference between the $13.6 million of net cash generated related to operating activities during the first six months of 2011, and the $15.3 million of dividends paid, was due to maintaining our dividend level while the factors discussed above in Results of Operations had an unfavorable impact on our operating results during the six month period ended June 30, 2011.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2011 and 2010. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($6.6 million and $94,000 for the six months ended June 30, 2011 and 2010, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million and $29,000 during the six months ended June 30, 2011 and 2010, respectively); (iii) net real estate investment reductions/(additions)($4,000 and ($302,000) during the six months ended June 30, 2011 and 2010, respectively); (iv) net borrowings on our revolving credit agreements ($19.1 million and $10.0 million for the six months ended June 30, 2011 and 2010, respectively), and; (v) net cash generated in connection with the issuance of shares of beneficial interest ($115,000 and $4.7 million for the six months ended June 30, 2011 and 2010, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($3.1 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively); (ii) advances made to LLCs ($11.1 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively); (iii) deposits on real estate assets ($300,000 for the six months ended June 30, 2011), and; (iv) real estate assets acquired ($11.8 million for the six months ended June 30, 2011).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market equity issuance program; (ii) borrowings under our existing revolving credit facility agreement (new agreement entered into on July 25, 2011); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

There can be no assurance that such additional funds will be available in the preferred amounts or from the preferred sources. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986.

Credit facilities and mortgage debt

Our previous unsecured $100 million revolving credit agreement (the “Agreement”) was terminated by us on July 25, 2011 and replaced with a new revolving credit facility. The Agreement provided for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% was payable on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee were based upon our debt to total capital ratio as defined by the Agreement. As of June 30, 2011, the applicable margin over the Eurodollar rate was 0.75%, the margin over the prime rate was zero, and the commitment fee was 0.15%.

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. The initial applicable margin over the LIBOR rate is 1.75%, the margin over the Base Rate is 0.75%, and the commitment fee is 0.30%.

At June 30, 2011, we had $71.7 million of outstanding borrowings and $9.4 million of letters of credit outstanding against our then existing revolving credit agreement. After giving effect to the increased borrowing capacity in the Credit Agreement entered into in July of 2011, we had $68.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2011. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		June 30, 2011
Tangible net worth	$125,000		$138,166
Debt to total capital	< 55%		34%
Debt service coverage ratio	> 6.00	x	43.96	x
Debt to cash flow ratio	< 3.50	x	2.19	x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2011, with a combined outstanding carrying balance of $14.8 million and fair value of $15.4 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at June 30, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,155	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,164	6.5%	2019
Palmdale Medical Plaza term loan	6,504	5.1%	2013

Total	$14,823

(a)	Amortized principal payments made on a monthly basis.

Off Balance Sheet Arrangements

As of June 30, 2011, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2011 totaled $15.5 million consisting of: (i) $3.4 million related to Grayson Properties; (ii) $2.8 million related to Banburry Medical Properties; (iii) $2.5 million related to Centennial Hills Medical Properties; (iv) $2.3 million related to Palmdale Medical Properties; (v) $1.1 million related to Sparks Medical Properties; (vi) $908,000 related to Sierra Medical Properties; (vii) $764,000 related to Deerval Properties II; (viii) $419,000 related to Auburn Medical Properties II; (ix) $478,000 related to Arlington Medical Properties; (x) $462,000 related to BRB/E Building One, and; (xi) $396,000 related to Deerval Properties I.

Non-binding Letters of Intent

We recently entered into a non-binding letter of intent with the third-party, managing member of thirty of our limited liability companies (“LLCs”), and other parties. The thirty LLCs, in which we currently hold various noncontrolling, majority ownership interest, own real estate properties consisting substantially of MOBs. The non-binding letter of intent provides for completion of the proposed transactions by September 30, 2011, although there is no assurance that any or all of such transactions will be consummated by that date or at all.

Pursuant to the terms outlined in the non-binding letter of intent, and subject to the completion of definitive agreements and satisfaction of various closing conditions, it is intended that we:

•

Purchase the noncontrolling, minority ownership interests (ranging from 1% to 15%) in fourteen LLCs that own the real property of MOBs in which we currently own noncontrolling majority ownership interests (ranging from 85% to 99%). Eleven of these MOBs are located on or around the campuses of acute care hospitals owned and operated by subsidiaries of Universal Health Services, Inc.;

•

Divest our noncontrolling, majority ownership interests (ranging from 75% to 95%) in ten LLCs that own the real property of certain other MOBs and other related real estate properties, most of which are located in Phoenix and surrounding areas in Arizona;

•

Consent to the transfer to other parties, the current third-party, noncontrolling minority ownership interests in six LLCs that own the real property of the remaining jointly owned MOBs. Our currently held noncontrolling, majority ownership interest in these LLCs (ranging from 75% to 95%) will not be impacted, and;

•	Enter into one-year, annually renewable, management and leasing agreements related to the properties in which we will continue to hold ownership interests.

We also purchased/intend to purchase additional properties from other third parties as part of a series of planned tax deferred like kind exchange transactions under Section 1031of the Internal Revenue Code. In June, 2011, utilizing a qualified third-party intermediary, we purchased the Lake Pointe Medical Arts, a multi-tenant medical office building located in Rowlett, Texas. The purchase price for this 50,974 square foot MOB was approximately $12.2 million which is included on our June 30, 2011 Balance Sheet as “Real estate assets acquired”. In July, 2011, utilizing a qualified third-party intermediary, we purchased the Forney Medical Plaza, a multi-tenant medical office building located in Forney, Texas. The purchase price for this 50,946 square foot MOB was approximately $15.0 million. In addition, we have executed non-binding letters of intent, and are in various stages of negotiations, in connection with the potential acquisition of two additional MOBs from various other parties. Although we can provide no assurance that we will complete the acquisition of these two properties, if completed, we anticipate finalizing the transactions at various times during the third quarter of 2011.

It is intended that should all of the above-mentioned transactions be completed pursuant to terms and timing as currently contemplated, based upon various assumptions, our funds from operations and cash available for distribution may not be materially different from those that currently exist. However, the various transactions are complex, involve numerous third parties and are not conditioned on each other occurring at any particular date or upon the contemplated terms. We therefore cannot predict whether we will ultimately complete any or all of the tentatively agreed upon transactions as outlined above. Since all of these transactions are dependent upon the completion of definitive agreements, and are subject to terms, conditions and other events that may be beyond our ability to control, we can provide no assurance that our funds from operations will not be affected on a short term or long term basis, or that any or all of the tentative transactions as mentioned above can be successfully completed. If we were to sell our ownership interests in the LLCs as mentioned above, but were not able to redeploy a substantial portion of the proceeds into the potential acquisitions as outlined above, in the time periods contemplated, our funds from operations and cash available for distribution could be materially unfavorably impacted. Should we be unable to defer substantially all of the expected taxable gains resulting from the potential divestitures of our noncontrolling, majority ownership interests in ten LLCs that own the real property of certain MOBs and other related real estate properties (pursuant to Section 1031 of the Internal Revenue Code) we may be required to borrow funds to make a special dividend distribution to our shareholders or be subject to federal income and/or excise tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2011. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of June 30, 2011, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 included a listing of risk factors to be considered by investors in our securities. Other than developments related to our non-controlling equity ownership interests in various LLCs, and the acquisition and potential acquisition of various MOBs as part of a series of planned like-kind exchange transactions under Section 1031 of the Internal Revenue Code, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

We hold significant, non-controlling equity ownership interests in various LLCs.

For the six months ended June 30, 2011 and the year ended December 31, 2010, 70% and 66% , respectively, of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

We have recently entered into a non-binding letter of intent with the third-party, managing member of thirty of our LLCs, and other parties. Pursuant to the terms outlined in the non-binding letter of intent, and subject to the completion of definitive agreements and satisfaction of various closing conditions, it is intended that we purchase the noncontrolling minority interest of certain LLCs, divest our noncontrolling, majority interests in certain LLCs and consent to the transfer to other parties, the current third-party, noncontrolling minority ownership interests in certain LLCs. As a result of these transactions a substantial portion of our medical office building properties will be located on or near the campuses of UHS hospitals increasing our reliance on the performance of UHS and its hospitals. If we were to sell our interests, we may not be able to redeploy the proceeds into assets at the same or greater return as we currently receive. During any such time that we were not able to do so, our ability to increase or maintain our dividend at current levels could be adversely affected which could cause our stock price to decline. In addition, if we were to sell our ownership interests in certain LLCs but not able to redeploy a substantial portion of the proceeds into potential acquisitions, within a specific time frame, our funds from operations and cash available for distribution could be materially unfavorably impacted. The non-binding letter of intent provides for completion of the proposed transactions by September 30, 2011, although there is no assurance that any or all of such transactions will be consummated by that date or at all.

In connection with the potential divestiture of the real property owned by certain LLCs in which we own majority, non-controlling ownership interests, as mentioned above, we have purchased, and entered into non-binding letters of intent to purchase, medical office buildings as part of a series of planned like-kind exchange transactions under Section 1031 of the Internal Revenue Code.

We intend to purchase additional properties from unrelated third parties as part of a series of planned tax deferred like kind exchange transactions under Section 1031 of the Internal Revenue Code. In June of 2011, as part of the planned reverse like-kind exchange transactions related to the potential divestitures discussed above, we acquired Lake Pointe Medical Arts, a medical office building located in Rowlett, Texas for approximately $12.2 million. Subsequent to June 30, 2011, also as part of the planned reverse like-kind exchange transaction, we acquired Forney Medical Plaza, a medical office building located in Forney, Texas for approximately $15.0 million. In addition, we have executed non-binding letters of intent, and are in various stages of negotiations, in connection with the potential acquisition of two additional MOBs from various unrelated third parties. Although we can provide no assurance that we will complete the acquisition of any or all of these properties, if completed, we anticipate finalizing the transactions at various times during the third quarter of 2011.

It is intended that should all of the above-mentioned transactions, including the acquisition and divestiture of ownership interests in various LLCs, be completed pursuant to terms and timing as currently contemplated, based upon various assumptions, our funds from operations and cash available for distribution may not be materially different from those that currently exist. However, the various transactions are complex, involve numerous third parties and are not conditioned on each other occurring at any particular date or upon the contemplated terms. We therefore cannot predict whether we will ultimately complete any or all of the tentatively agreed upon transactions as outlined above. Since all of these transactions are dependent upon the completion of definitive agreements, and are subject to terms, conditions and other events that may be beyond our ability to control, we can provide no assurance that our funds from operations will not be affected on a short term or long term basis, or that any or all of the tentative transactions as mentioned above can be successfully completed. If we were to sell our ownership interests in the LLCs as mentioned above, but were not able to redeploy a substantial portion of the proceeds into the potential acquisitions as outlined above, in the time periods contemplated, our funds from operations and cash available for distribution could be materially unfavorably impacted. Should we be unable to defer substantially all of the expected taxable gains resulting from the potential divestitures of our noncontrolling, majority ownership interests in ten LLCs that own the real property of certain MOBs and other related real estate properties (pursuant to Section 1031 of the Internal Revenue Code) we may be required to borrow funds to make a special dividend distribution to our shareholders or be subject to federal income and/or excise tax liabilities.

Item 6.	Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	UNIVERSAL HEALTH REALTY INCOME TRUST
(Registrant)

/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle,
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.