Form 10-Q
period 2011-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2011-11-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of common shares of beneficial interest outstanding at October 31, 2011 - 12,665,326

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2011 and 2010

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Base rental - UHS facilities	$3,266	$3,298	$9,788	$9,882
Base rental - Non-related parties	2,676	2,332	6,727	7,515
Bonus rental - UHS facilities	1,013	1,024	3,217	3,141
Tenant reimbursements and other - Non-related parties	421	492	1,059	1,651
Tenant reimbursements and other- UHS facilities	18	25	45	99

	7,394	7,171	20,836	22,288

Expenses:
Depreciation and amortization	1,799	1,599	4,841	4,778
Advisory fees to UHS	525	474	1,476	1,377
Other operating expenses	1,424	1,488	3,674	4,274
Transaction costs	455	0	590	0

	4,203	3,561	10,581	10,429

Income before equity in income of unconsolidated limited liability companies ("LLCs") and interest expense	3,191	3,610	10,255	11,859

Equity in income of unconsolidated LLCs	875	335	2,377	1,904

Interest expense, net	(718)	(558)	(1,464)	(1,575)

Net income	$3,348	$3,387	$11,168	$12,188

Basic earnings per share	$0.26	$0.27	$0.88	$1.00

Diluted earnings per share	$0.26	$0.27	$0.88	$1.00

Weighted average number of shares outstanding - Basic	12,648	12,323	12,643	12,170
Weighted average number of share equivalents	3	2	5	2

Weighted average number of shares and equivalents outstanding - Diluted	12,651	12,325	12,648	12,172

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

Assets:	September 30, 2011	December 31, 2010

Real Estate Investments:

Buildings and improvements	$202,257	$180,750
Accumulated depreciation	(79,162)	(74,683)

	123,095	106,067
Land	21,200	19,190

Net Real Estate Investments	144,295	125,257

Investments in and advances to limited liability companies ("LLCs")	82,615	80,442

Other Assets:
Cash and cash equivalents	787	987
Base and bonus rent receivable from UHS	2,021	1,964
Rent receivable - other	1,226	912
Deferred charges, notes receivable and intangible and other assets, net	11,895	6,573

Total Assets	$242,839	$216,135

Liabilities:

Line of credit borrowings	$90,400	$52,600
Mortgage notes payable, non-recourse to us	8,279	8,399
Loans payable of consolidated LLC, non-recourse to us	6,470	6,564
Accrued interest	90	113
Accrued expenses and other liabilities	2,766	2,333
Tenant reserves, escrows, deposits and prepaid rents	763	616

Total Liabilities	108,768	70,625

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2011 - 12,665,269; 2010 -12,653,169	127	127
Capital in excess of par value	213,597	213,209
Cumulative net income	384,772	373,604
Cumulative dividends	(464,504)	(441,527)

Total Universal Health Realty Income Trust Shareholders' Equity	133,992	145,413
Non-controlling equity interest	79	97

Total Equity	134,071	145,510

Total Liabilities and Equity	$242,839	$216,135

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$11,168	$12,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,841	4,778
Restricted/stock-based compensation expense	210	261
Changes in assets and liabilities:
Rent receivable	(371)	112
Accrued expenses and other liabilities	(114)	431
Tenant reserves, escrows, deposits and prepaid rents	(1)	41
Accrued interest	(23)	39
Other, net	87	(209)

Net cash provided by operating activities	15,797	17,641

Cash flows from investing activities:
Investments in LLCs	(3,475)	(12,018)
Repayments of advances made to LLCs	6,664	478
Advances made to LLCs	(11,541)	(9,547)
Cash distributions in excess of income from LLCs	4,066	2,582
Cash distributions of refinancing proceeds from LLCs	2,111	2,734
Additions to real estate investments	(172)	(801)
Deposits on real estate assets	(834)	0
Net cash paid for acquisition of medical office buildings	(26,505)	0
Decrease in cash and cash equivalents due to recording of LLC on unconsolidated basis	0	(1,938)

Net cash used in investing activities	(29,686)	(18,510)

Cash flows from financing activities:
Net borrowings on line of credit	37,800	7,800
Repayments of mortgage notes payable of consolidated LLCs	0	(191)
Repayments of loans payable of consolidated LLCs	(94)	(118)
Repayments of mortgage notes payable	(120)	(3,489)
Proceeds from mortgage notes payable	0	5,250
Financing costs paid	(1,104)	0
Financing costs of mortgage notes payable	0	(388)
Dividends paid	(22,977)	(22,215)
Issuance of shares of beneficial interest, net	184	12,243

Net cash provided by/(used in) financing activities	13,689	(1,108)

Decrease in cash and cash equivalents	(200)	(1,977)
Cash and cash equivalents, beginning of period	987	3,038

Cash and cash equivalents, end of period	$787	$1,061

Supplemental disclosures of cash flow information:
Interest paid	$1,297	$1,540

Supplemental disclosures of non-cash information:
Deconsolidation of LLC:
Net real estate investments	$0	$12,169
Cash and cash equivalents	0	1,938
Other assets	0	144
Mortgage and note payable	0	13,465
Other liabilities	0	370
Third-party equity interests	0	21

Investment in LLC	$0	$395

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended September 30, 2011. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 99%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2011, we had investments or commitments in thirty-two LLCs, thirty-one of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 55% and 56% of our consolidated revenue for the three months ended September 30, 2011 and 2010, respectively and 59% and 55% for the nine months ended September 30, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 18% and 20% of the combined consolidated and unconsolidated revenue for the three month periods ended September

30, 2011 and 2010, and 19% and 20% for the nine month periods ended September 30, 2011 and 2010, respectively. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.0 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of September 30, 2011, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan of $6.5 million, which is non-recourse to us, outstanding as of September 30, 2011. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $5.5 million in debt or equity of which $2.5 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Banburry Medical Properties) that developed, constructed, owns and operates the Summerlin Medical Office Building III, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB, tenants of which will include subsidiaries of UHS, was completed and opened during the first quarter of 2009. Summerlin Hospital Medical Center (“Summerlin Hospital”), a majority-owned subsidiary of UHS committed to lease approximately 25% of this building pursuant to the terms of a 10-year flex lease. In addition, Summerlin Hospital committed to a 50% master lease on the remaining 75% of the building (representing 37.5% of the building) pursuant to the terms of which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Summerlin Hospital. During the first quarter of 2010, the master lease threshold was met and, as a result, this MOB is accounted for as an unconsolidated LLC under the equity method beginning on January 1, 2010. The LLC has a third-party term loan of $12.7 million, which is non-recourse to us, outstanding as of September 30, 2011.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.6 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.4 million, which is non-recourse to us, outstanding as of September 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to $8.4 million in equity and debt financing, of which $6.8 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Centennial Hills Medical Office Building I, located in Las Vegas, Nevada, on the campus of a UHS hospital. This MOB was completed and opened during the fourth quarter of 2007. This LLC has a third-party term loan of $11.9 million, which is non-recourse to us, outstanding as of September 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for under the equity method.

We are committed to invest up to a total of $4.8 million in equity and debt financing, of which $1.2 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party construction loan of $13.2 million, which is non-recourse to us, outstanding as of September 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.7 million in equity and debt financing, of which $3.7 million has been funded as of September 30, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Auburn Medical Properties) that developed, constructed, owns and operates the Auburn Medical Office Building II, located in Auburn, Washington, on the campus of a UHS hospital. Auburn Regional Medical Center (“Auburn Hospital”), a wholly-owned subsidiary of UHS committed to lease 75% of this building, pursuant to which the master lease for each suite was cancelled at such time that the suite was leased to another tenant acceptable to the LLC and Auburn Hospital. The master lease threshold on this MOB has been met. This MOB, tenants of which include subsidiaries of UHS, was completed and opened in the third quarter of 2009. This LLC has a third-party construction loan of $7.9 million, which is non-recourse to us, outstanding as of September 30, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2011 or 2010 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $525,000 and $474,000 for the three months ended September 30, 2011 and 2010, respectively, and were based upon average invested real estate assets of $323 million and $292 million for the three-month periods ended September 30, 2011 and 2010, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.5 million and

$1.4 million for the nine months ended September 30, 2011 and 2010, respectively, and were based upon average invested real estate assets of $303 million and $282 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of September 30, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of September 30, 2011 and December 31, 2010, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 55% and 56% of our consolidated revenues for the three months ended September 30, 2011 and 2010, respectively, and 59% and 55% of our consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

UHS Other Matters:

Southwest Healthcare System: UHS has advised us that in April, 2010, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center (the real property of which is not owned by the Trust) and Inland Valley Regional Medical Center (the real property of which is owned by the Trust) located in Riverside County, California, received notifications from the Centers for Medicare and Medicaid Services (“CMS”) and the California Department of Public Health (“CDPH”) that they intended to effectuate the termination of SWHCS’s Medicare provider agreement and hospital license. In May and September of 2010, SWHCS entered into agreements with CMS and CDPH which abated the termination actions. The agreements required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreements, CMS/CDPH would conduct a full certification survey, following the implementation of corrective measures, to determine if SWHCS had achieved substantial compliance with the Medicare conditions of participation.

The certification survey occurred during the last week of July, 2011 and as a result of that survey, CMS requested that an additional, follow-up survey be conducted to address specific items identified in the survey. The follow-up survey was conducted in early November, 2011. On November 4, 2011, SWHCS received notification from CMS that, based upon the results of the November 2, 2011 survey, it has been determined that SWHCS is in compliance with the Medicare conditions of participation for a provider of hospital services and SWHCS has been restored to the deemed status pursuant to its continued accreditation by The Joint Commission.

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

Although we have not been and do not expect to be directly impacted by UHS’ acquisition of PSI, UHS is substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

(3) Dividends

We declared and paid dividends of $7.7 million, or $.605 per share, during the third quarter of 2011 and $7.5 million, or $.605 per share, during the third quarter of 2010. We declared and paid dividends of $23.0 million, or $1.815 per share, during the nine-month period ended September 30, 2011 and $22.2 million, or $1.81 per share, during the nine-month period ended September 30, 2010.

(4) Acquisitions and Dispositions

Nine Months Ended September 30, 2011:

In June and July, 2011, utilizing a qualified third-party intermediary in connection with planned like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, we purchased the:

•	Lake Pointe Medical Arts Building—a 50,974 square foot, multi-tenant, medical office building located in Rowlett, Texas, for $12.2 million, and;

•	Forney Medical Plaza—a 50,946 square foot, multi-tenant medical office building located in Forney, Texas, for $15.0 million.

The aggregate purchase price for these MOBs was allocated to the assets acquired consisting of tangible property ($23.0 million) and identified intangible assets ($4.2 million), based on their respective fair values at acquisition, as determined by third-party appraisals. Intangible assets include the value of the in-place leases at the time of acquisition. The intangible assets at each MOB will be amortized over the remaining lease terms which average approximately six years.

For these MOBs acquired during the nine months ended September 30, 2011, we recorded aggregate revenue of $827,000 and aggregate property net income of approximately $200,000, not including transaction expenses.

In addition, as previously disclosed on October 12, 2011 on Form 8-K:

•

Ten LLCs in which we own various noncontrolling, majority ownership interests, entered into a Purchase and Sale Agreement (the “Agreement”) with a third-party to sell all of the real property owned by each of the LLCs, together with the related leases, rents, personal property, intangible property and accepted service contracts. As partial consideration for the transaction, the purchaser has agreed to assume certain existing third-party mortgage debt related to these assets. The closing of the transaction is expected to occur on or before December 1, 2011 and is subject to customary closing conditions including, but not limited to, lender consents and receipt of certain tenant and ground lease estoppels. We estimate that the divestitures by the LLCs, as provided for pursuant to the terms of the Agreement, will generate approximately $50 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds.

•

We have entered into a Membership Interest Purchase Agreement (“MI Agreement”) pursuant to the terms of which we intend to purchase the minority ownership interests held by the third-party member in eleven LLCs in which we currently hold noncontrolling, majority ownership interests. The closing of the transaction, which is subject to certain closing and other conditions, is expected to occur on or before December 1, 2011. Should the MI Agreement be successfully completed, we will hold 100% of the ownership interest in each of the eleven LLCs. These LLCs also agreed to enter into two-year, annually renewable, management and leasing agreements related to the properties with an affiliate of the existing third-party entity that currently acts as managing member of the LLCs. We estimate that the purchase of the membership interests in the various LLCs, as provided for pursuant to the MI Agreement, will require an aggregate expenditure by us of approximately $5 million, including closing costs.

See Note 5 for the entity and property specific information related to the above-mentioned Agreement and MI Agreement.

•

We have executed purchase agreements, which are subject to certain closing and other conditions, in connection with the potential acquisition of two additional MOBs from various other parties. Although we can provide no assurance that we will complete the acquisition of these two properties, if completed, we anticipate finalizing the transactions at various times during the latter part of the fourth quarter of 2011.

It is intended that should all of the above-mentioned transactions be completed pursuant to terms and timing as currently contemplated, based upon various assumptions, our funds from operations and cash available for distribution may not be materially different from those that currently exist. However, the various transactions are complex, involve numerous third parties and are not conditioned on each other occurring at any particular date or upon the contemplated terms. We therefore cannot predict whether we will ultimately complete any or all of the tentatively agreed upon transactions as outlined above. Since all of the uncompleted transactions are subject to terms, conditions and other events that may be beyond our ability to control, we can provide no assurance that our funds from operations will not be affected on a short term or long term basis, or that any or all of the tentative transactions as mentioned above can be successfully completed. If we were to sell our ownership interests in the LLCs as mentioned above, but were not able to redeploy a substantial portion of the proceeds into the potential acquisitions as outlined above, in the time periods contemplated, our funds from operations and cash available for distribution could be materially unfavorably impacted. Should we be unable to defer substantially all of the expected taxable gains resulting from the potential divestitures of our noncontrolling, majority ownership interests in ten LLCs that own the real property of certain medical office buildings and other related real estate properties (pursuant to Section 1031 of the Internal Revenue Code) we may be required to borrow funds to make a special dividend distribution to our shareholders or be subject to federal income and/or excise tax liabilities.

Three were no divestitures during the first nine months of 2011.

Nine Months Ended September 30, 2010:

During the first nine months of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

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

At September 30, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of September 30, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

The following tables represent summarized financial and other information related to the thirty-one LLCs which were accounted for under the equity method as of September 30, 2011:

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties(j.)	76%	Desert Samaritan Hospital MOBs
DVMC Properties(a.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Litchvan Investments(j.)	89%	Papago Medical Park
Paseo Medical Properties II(j.)	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties(a.)(j.)	90%	Edwards Medical Plaza
Santa Fe Scottsdale(a.)	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex

Name of LLC	Ownership	Property Owned by LLC
Brunswick Associates	74%	Mid Coast Hospital MOB
Deerval Properties(d.)(j.)	90%	Deer Valley Medical Office II
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Gold Shadow Properties(b.)(k.)	98%	700 Shadow Lane & Goldring MOBs
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
ApaMed Properties(k.)	85%	Apache Junction Medical Plaza
Spring Valley Medical Properties(b.)(k.)	95%	Spring Valley Medical Office Building
Sierra Medical Properties(j.)	95%	Sierra San Antonio Medical Plaza
Spring Valley Medical Properties II(b.)(k.)	95%	Spring Valley Hospital Medical Office Building II
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Centennial Medical Properties(b.)(k.)	95%	Centennial Hills Medical Office Building I
Canyon Healthcare Properties(j.)	95%	Canyon Springs Medical Plaza
653 Town Center Investments(b.)(c.)(k.)	95%	Summerlin Hospital Medical Office Building
DesMed(b.)(k.)	99%	Desert Springs Medical Plaza
Deerval Properties II(d.)(j.)	95%	Deer Valley Medical Office Building III
Cobre Properties(j.)	95%	Cobre Valley Medical Plaza
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Auburn Medical Properties II(b.)(k.)	95%	Auburn Medical Office Building II
Grayson Properties(b.)(e.)	95%	Texoma Medical Plaza
BRB/E Building One(f.)(k.)	95%	BRB Medical Office Building
Banburry Medical Properties(b.)(g.)(k.)	95%	Summerlin Hospital MOB III
3811 Bell Medical Properties(h.)	95%	North Valley Medical Plaza
653 Town Center Phase II(b.)(i.)(k.)	98%	Summerlin Hospital MOB II

(a.)	The membership interests of this entity are held by a master LLC in which we hold a 90% non-controlling ownership interest.
(b.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(c.)	The membership interests of this entity are held by a master LLC in which we hold a 95% non-controlling ownership interest.
(d.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.
(e.)	We have committed to invest up to $4.8 million in equity and debt financing, of which $1.2 million has been funded as of September 30, 2011. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan of $13.2 million, which is non-recourse to us, outstanding as of September 30, 2011.
(f.)	We have committed to invest up to $3.0 million in equity and debt financing, $2.7 million of which has been funded as of September 30, 2011, in an LLC that owns and operates this MOB which was completed and opened during the fourth quarter of 2010. This LLC obtained a third-party construction loan commitment of $6.2 million, which is non-recourse to us, $6.1 million of which has been borrowed as of September 30, 2011.
(g.)	We have committed to invest up to $5.5 million in equity and debt financing, of which $2.5 million has been funded as of September 30, 2011. The LLC has a third-party term loan of $12.7 million, which is non-recourse to us, outstanding as of September 30, 2011.
(h.)	We have committed to invest up to $6.2 million in equity and debt financing, all of which has been funded as of September 30, 2011. This MOB was acquired during the first quarter of 2010.
(i.)	This LLC has a third-party loan of $12.6 million, which is non-recourse to us, outstanding as of September 30, 2011. This facility was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC is no longer deemed to be a variable interest entity and is accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010.
(j.)	This entity/property is included in the Purchase and Sale Agreement, as discussed in Note 4.
(k.)	This entity/property is included in the Membership Interest Purchase Agreement, as discussed in Note 4.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (b.)	2011	2010 (b.)
	(amounts in thousands)
Revenues	$15,222	$13,975	$44,803	$41,040
Operating expenses	6,882	6,436	19,986	18,171
Depreciation and amortization	3,284	3,204	10,009	9,215
Interest, net	4,599	4,445	13,619	12,807

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (b.)	2011	2010 (b.)
	(amounts in thousands)
Net income	$457	($110)	$1,189	$847

Our share of net income (a.)	$875	$335	$2,377	$1,904

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $715,000 and $615,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.
(b.)	Excludes Summerlin II MOB which was accounted for on a consolidated basis through September 30, 2010.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	September 30, 2011	December 31, 2010
	(amounts in thousands)
Net property, including CIP	$330,863	$334,757
Other assets	28,473	27,912

Total assets	$359,336	$362,669

Liabilities	$11,333	$12,852
Loans payable, non-recourse to us	268,074	271,693
Advances payable to us	34,911	29,082
Equity	45,018	49,042

Total liabilities and equity	$359,336	$362,669

Our share of equity and advances to LLCs	$82,615	$80,442

As of September 30, 2011, aggregate maturities of mortgage notes payable by the LLCs which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2011	$14,023
2012	40,672
2013	28,685
2014	42,471
2015	63,733
Thereafter	78,490

Total	$268,074

Name of LLC	Mortgage Balance (b.)	Maturity Date
Banbury Medical Properties(a.)	12,726	12/31/2011
ApaMed Properties	2,659	01/01/2012
575 Hardy Investors	9,383	02/01/2012
Auburn Medical Properties	7,851	04/02/2012
Gold Shadow Properties	6,373	04/10/2012
BRB/E Building One(c.)	6,077	11/01/2012
Sierra Medical Properties	3,885	12/31/2012
Centennial Medical Properties	11,927	01/31/2013
Sparks Medical Properties	5,355	02/12/2013
Litchvan Investments	7,658	10/01/2013
Paseo Medical Properties II	17,000	06/08/2014
653 Town Center Investments	9,631	07/01/2014
Grayson Properties (c.)(d.)	13,197	07/01/2014
Brunswick Associates	8,259	01/01/2015
Spring Valley Medical Properties	5,539	02/10/2015

Name of LLC	Mortgage Balance (b.)	Maturity Date
DSMB Properties	24,396	09/10/2015
Arlington Medical Properties	25,634	10/10/2015
DVMC Properties	4,196	11/01/2015
Willetta Medical Properties	12,783	10/10/2016
Deerval Properties	9,565	09/01/2017
Deerval Properties II	16,426	09/01/2017
653 Town Center Phase II	12,625	10/01/2017
Cobre Properties	2,490	11/01/2017
Canyon Healthcare Properties	16,605	12/01/2017
PCH Southern Properties	6,879	12/01/2017
PCH Medical Properties	8,955	05/01/2018

	$268,074

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2011 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loans.
(d.)	This original construction loan automatically converted to a term loan commencing July 1, 2011 with a maturity date of July 1, 2014.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement. Interest on this non-amortizing loan is paid to us on a quarterly basis. The interest rate on this loan is: (i) 4.25% plus LIBOR, or; (ii) if information to determine LIBOR is not available, three hundred seventy-five basis points over the then existing borrowing cost. The loan has a stated maturity date of 2012, although it may be prepaid without penalty. It is secured by various forms of collateral, including personal guarantees from each of the partners to the loan, as well as their ownership interest in the LLC. The LLC on which this loan is collateralized is included in the Purchase and Sale Agreement as discussed in Note 4. Should that transaction be completed, this loan will be repaid to us at that time. Interest on this loan agreement has been paid to us through October 31, 2011.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first nine months of 2011 that impacted, or are expected to impact us.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2011, the applicable margin over the LIBOR rate is 1.75%, the margin over the Base Rate is 0.75%, and the commitment fee was 0.30%.

At September 30, 2011, we had $90.4 million of outstanding borrowings and $14.9 million of letters of credit outstanding against our revolving credit agreement. We had $44.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2011. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2011
Tangible net worth	$125,000	$128,967
Debt to total capital	< 55%	40%
Debt service coverage ratio	> 6.00 x	31.22x
Debt to cash flow ratio	< 3.50 x	2.70x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2011, with a combined outstanding carrying balance of $14.7 million and fair value of $15.5 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at September 30, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,132	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,147	6.5%	2019
Palmdale Medical Plaza term loan	6,470	5.1%	2013

Total	$14,749

(a)	Amortized principal payments made on a monthly basis.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of September 30, 2011, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including thirty-two owned by various LLCs, and;

•	four pre-school and childcare centers.

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

•

failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property;

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

•

our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs (consisting of substantially all of the LLCs that own MOBs in Arizona, Nevada and California), the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member. We have recently entered into two separate agreements with the third-party, managing member of thirty of our LLCs, and other parties, to purchase the noncontrolling minority interest of certain LLCs, divest our noncontrolling, majority interests in certain LLCs. Please see Note 4 to the Condensed Consolidated Financial Statements for additional disclosure.

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

At September 30, 2011, we have non-controlling equity investments or commitments in thirty-two LLCs which own medical office buildings (“MOBs”). As of September 30, 2011, we accounted for: (i) thirty-one of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Relationship with Universal Health Services, Inc. (“UHS”) — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of September 30, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 55% and 56% of our consolidated revenue for the three months ended September 30, 2011 and 2010, respectively, and 59% and 55% for the nine months ended September 30, 2011 and 2010, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 99%, the leases on the UHS hospital facilities accounted for approximately 18% and 20% of the combined consolidated and unconsolidated revenue for the three month periods ended September 30, 2011 and 2010, respectively and 19% and 20% for the nine month periods ended September 30, 2011 and 2010, respectively. In addition, twelve medical office buildings (“MOBs”), owned by an LLC in which we hold various non-controlling equity interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three and nine month periods ended September 30, 2010 includes the revenue and expenses associated with the Summerlin II MOB which was deconsolidated on October 1, 2010. The tables below provide the Statements of Income for this LLC for the three and nine month periods ended September 30, 2010. The “As Adjusted” column is used for comparison discussions in the Results of Operations. There was no material impact on our net income as a result of the deconsolidation of this LLC.

(amounts in thousands)

Three Months Ended September 30, 2010	As reported in Consolidated Statements of Income	July – September, 2010 Statements of Income for Summerlin II	“As Adjusted”

Revenues	$7,171	$577	$6,594

Expenses:
Depreciation and amortization	1,599	112	1,487
Advisory fee to UHS	474	—	474
Other operating expenses	1,488	207	1,281

	3,561	319	3,242

Income before equity in limited liability companies (“LLCs”) and interest expense	3,610	(258)	3,352

Three Months Ended September 30, 2010	As reported in Consolidated Statements of Income	July – September, 2010 Statements of Income for Summerlin II	“As Adjusted”

Equity in income of unconsolidated LLCs	335	84	419
Interest expense	(558)	174	(384)

Net income	$3,387	—	$3,387

Nine Months Ended September 30, 2010	As reported in Consolidated Statements of Income	Jan – September, 2010 Statements of Income for Summerlin II	“As Adjusted”

Revenues	$22,288	$1,859	$20,429

Expenses:
Depreciation and amortization	4,778	340	4,438
Advisory fee to UHS	1,377	—	1,377
Other operating expenses	4,274	684	3,590

	10,429	1,024	9,405

Income before equity in limited liability companies (“LLCs”) and interest expense	11,859	(835)	11,024

Equity in income of unconsolidated LLCs	1,904	312	2,216
Interest expense	(1,575)	523	(1,052)

Net income	$12,188	—	$12,188

For the quarter ended September 30, 2011, net income was $3.3 million, or $0.26 per diluted share, as compared to $3.4 million, or $0.27 per diluted share, during the comparable prior year quarter. For the nine-month period ended September 30, 2011, net income was $11.2 million, or $0.88 per diluted share, as compared to $12.2 million, or $1.00 per diluted share, during the comparable nine-month period of the prior year.

The decrease in net income of $39,000 during the third quarter of 2011, as compared to the comparable prior year quarter, was primarily attributable to:

•	an unfavorable change of $455,000 resulting from the expenses incurred in connection with the potential acquisition and divestiture transactions, as discussed herein;

•

an unfavorable change of $334,000 (As Adjusted) resulting from an increase in interest expense due to an increase in the average borrowings outstanding as well as an increase in the average effective interest rate;

•	a favorable change of $456,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs, and;

•	other combined net favorable changes of $294,000, including the net income during the quarter related to the two recently acquired MOBs located in Texas.

The decrease in net income of $1.0 million during the first nine months of 2011, as compared to the first nine months of 2010, was primarily attributable to:

•	an unfavorable change of $576,000 resulting from the 2010, expiration of a master lease agreement on an MOB located in Georgia;

•	an unfavorable change of $590,000 resulting from the expenses incurred in connection with the potential acquisition and divestiture transactions, and;

•	other combined net favorable changes of $146,000.

The master lease on Southern Crescent II, which had been in effect since 2000, was not renewed upon its expiration in June, 2010. Prior to the expiration, the master lease on this MOB generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities. We continue to actively market the available space in this MOB located in Georgia and are in various stages of negotiations with several prospective tenants.

We recorded equity in unconsolidated LLCs of $875,000 and $419,000 (As Adjusted basis) during the three-month periods ended September 30, 2011 and 2010, respectively, and $2.4 million and $2.2 million (As Adjusted basis) during the nine-month periods ended September 30, 2011 and 2010, respectively. The increases of $456,000 and $161,000 during the three and nine months ended September 30, 2011, respectively, as compared to the comparable prior year periods, were due in part to reserves established in connection with certain tenant receivables at certain LLCs during the three months ended September 30, 2010, as well as improved operating results at an MOB located in Phoenix, Arizona which was acquired by a LLC in March, 2010.

During the three and nine-month periods ended September 30, 2011, total revenue increased by $800,000 and $407,000, respectively, (As Adjusted basis). The net increase during the three months ended September 30, 2011 as compared to the comparable prior year period resulted primarily from an increase in base rental from non-related parties as well as tenant reimbursements and other from non-related parties, primarily attributable to the two recently acquired MOBs located in Texas. The net increase during the nine months ended September 30, 2011 as compared to the comparable prior year period resulted primarily from: (i) a decrease in base rental resulting from a June, 2010 master lease agreement expiration on an MOB located in Georgia; (ii) an increase in base rental from non-related parties as well as tenant reimbursements and other from non-related parties, primarily attributable to the two recently acquired MOBs located in Texas, and; (iii) other combined favorable variances, including increases in bonus rental from UHS facilities.

Depreciation and amortization expense increased $312,000 and $403,000 during the three and nine months ended September 30, 2011, respectively, as compared to the comparable prior year periods (As Adjusted basis), due primarily to the two recently acquired MOBs located in Texas and the expense recorded in connection with renovations completed at certain MOBs.

Interest expense, net of interest income, increased $334,000 and $412,000 during the three and nine months ended September 30, 2011, respectively, as compared to the comparable prior year periods (As Adjusted basis). The increase was due primarily to an increase in our average outstanding borrowings pursuant to our revolving credit facility as well as an increase in the average effective interest rate pursuant to the terms of our new $150 million revolving credit agreement that commenced in July, 2011 combined with an increase in our borrowing rate on a specific loan relating to the Palmdale MOB. The increased borrowings were used primarily to fund the purchases of the newly acquired Lake Pointe Medical Arts and Forney Medical Plaza MOBs located in Texas, as discussed herein, as well as fund investments in and advances to LLCs.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $1.1 million and $959,000 (As Adjusted basis), for the three-month periods ended September 30, 2011 and 2010, respectively, and $2.8 million and $2.7 million (As Adjusted basis) for the nine-month periods ended September 30, 2011 and 2010, respectively. The increases in other operating expenses for the three and nine-month periods ended September 30, 2011 is primarily attributable to the expenses related to the two recently acquired MOBs located in Texas. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,348	$3,387	$11,168	$12,188
Plus: Depreciation and amortization expense:
Consolidated investments	1,770	1,573	4,739	4,680
Unconsolidated affiliates	2,734	2,506	8,139	7,388

Funds from operations (FFO)	$7,852	$7,466	$24,046	$24,256

The increase in FFO of $386,000 during the three-month period ended September 30, 2011, as compared to the comparable prior year quarter, was primarily due to: (i) the $39,000 decrease in net income as discussed above, and; (ii) the favorable effect of adding back increased depreciation and amortization expense incurred by us and our unconsolidated affiliates amounting to $425,000. The increased depreciation and amortization expense is related to newly acquired MOBs as well as capital expenditures at various properties.

Our FFO decreased $210,000 during the nine-month period of 2011 as compared to the comparable nine-month period in 2010, resulting primarily from: (i) the $1.0 million decrease in net income, as discussed above, partially offset by; (ii) the favorable effect of adding back increased depreciation and amortization expense incurred by us and our unconsolidated affiliates amounting to $810,000. The increased depreciation and amortization expense is related to newly constructed and newly acquired MOBs as well as capital expenditures at various properties.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $15.8 million and $17.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

The $1.8 million net decrease was attributable to:

•

an unfavorable change of $1.0 million due to a decrease in net income (as discussed above in Results of Operations) plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and restricted/stock-based compensation);

•

an unfavorable change of $483,000 in rent receivable, partially resulting from the increase in the bonus rent receivable from UHS, the addition of the receivables related to the two recently acquired MOBs located in Texas as well as other unfavorable changes;

•

a unfavorable change of $545,000 in accrued expenses and other liabilities resulting primarily from a property tax payment made during the first nine months of 2011 in connection with the Palmdale MOB as well as payment timing differences with various other accrued expenses and liabilities, partially offset by;

•	other net favorable changes of $192,000

Net cash used in investing activities

Net cash used in investing activities was $29.7 million during the nine months ended September 30, 2011 as compared to $18.5 million during the nine months ended September 30, 2010.

During the nine-month period ended September 30, 2011, we funded $26.5 million (net of certain acquired liabilities) consisting of: (i) $11.9 million (net of certain acquired liabilities) to acquire the real estate assets of the Lake Pointe Medical Arts MOB, as discussed above, and; (ii) $14.6 million (net of certain acquired liabilities) to acquire the real estate assets of the Forney Medical Plaza, as discussed above. In addition, during the nine-month period ended September 30, 2011, we also funded: (i) $11.5 million of advances to LLCs; (ii) $3.5 million of equity investments in LLCs; (iii) $172,000 in capital additions, and; (iv) $834,000 of deposits on real estate assets related to the potential acquisition of two additional medical office buildings. Also during the nine-month period ended September 30, 2011, we received: (i) $6.7 million in repayments of advances to

LLCs; (ii) $4.1 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) $2.1 million of cash distributions of refinancing proceeds from our unconsolidated LLCs.

During the nine-month period ended September 30, 2010, we funded: (i) $9.5 million of advances to LLCs; (ii) $12.0 million of equity investments in LLCs, and; (iii) $801,000 of capital additions. Additionally, a decrease in cash of $1.9 million resulted from the deconsolidation of the Summerlin Hospital Medical Office Building III during the first quarter of 2010. Also during the nine-month period ended September 30, 2010, we received: (i) $2.8 million related to debt refinancing by LLCs; (ii) $478,000 in repayments of advances to LLCs, and; (iii) $2.6 million of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by/(used in) financing activities

Net cash provided by/(used in) financing activities was $13.7 million during the nine months ended September 30, 2011 and ($1.1 million) during the nine months ended September 30, 2010.

During the nine-month period ended September 30, 2011, we: (i) received $37.8 million of additional net borrowings on our revolving line of credit, and; (ii) generated $184,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2011, we paid: (i) $120,000 on mortgage notes payable that are non-recourse to us; (ii) $94,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iii) $1.1 million of financing costs related to our new $150 million revolving credit agreement, executed on July 25, 2011, as discussed above, and; (iv) $23.0 million of dividends.

During the nine month period ended September 30, 2010, we: (i) received $7.8 million of additional net borrowings on our revolving line of credit; (ii) received $5.3 million of proceeds related to a new mortgage note payable that is non-recourse to us, related to a consolidated MOB, and; (iii) generated $12.2 million of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2010, we paid: (i) $3.5 million on mortgage notes payable that are non-recourse to us; (ii) $191,000 on a mortgage note payable of a then-consolidated LLC that is non-recourse to us; (iii) $118,000 on a loan payable of a consolidated LLC that is non-recourse to us; (iv) $388,000 of financing costs on mortgage notes payable that are non-recourse to us, and; (v) $22.2 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. There were no shares issued pursuant to our ATM Program during the first nine months of 2011. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of approximately $725,000 to Merrill Lynch as well as $515,000 of various other fees and expenses). As of September 30, 2011, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2011 and 2010:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $15.8 million and $17.6 million during the nine-month periods ended September 30, 2011 and 2010, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense and restricted/stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $4.1 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $19.9 million and $20.2 million of net cash during the nine months ended September 30, 2011 and 2010, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $23.0 million and $22.2 million during the nine months ended September 30, 2011 and 2010, respectively. The $3.1 million difference between the $19.9 million of net cash generated related to operating activities during the first nine months of 2011, and the $23.0 million of dividends paid, was due to maintaining our dividend level while the factors discussed above in Results of Operations had an unfavorable impact on our operating results during the nine month period ended September 30, 2011.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2011 and 2010. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the current and projected operating results of our properties, including those owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments. Future dividend levels will be determined based upon the factors outlined above with consideration given to the potential impact that the operating pressures that we have been experiencing since 2010 may have on our future results of operations, the potential impact of anticipated improved operating results at certain of our properties that are either relatively newly constructed and opened or currently experiencing greater than expected vacancy rates, as well as the potential impact of the anticipated favorable operating results of the two recently acquired MOBs located in Texas, as previously discussed.

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($6.7 million and $478,000 for the nine months ended September 30, 2011 and 2010, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million and $2.7 million during the nine months ended September 30, 2011 and 2010, respectively); (iii) net borrowings on our revolving credit agreements ($37.8 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively), and; (v) net cash generated in connection with the issuance of shares of beneficial interest ($184,000 and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($3.5 million and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively); (ii) advances made to LLCs ($11.5 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively); (iii) net cash paid for acquisition of MOBs ($26.5 million for the nine months ended September 30, 2011); (iv) deposits on real estate assets ($834,000 for the nine months ended September 30, 2011), and; (v) additions to real estate investments ($172,000 and $801,000 for the nine months ended September 30, 2011 and 2010, respectively).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market equity issuance program; (ii) borrowings under our new revolving credit facility agreement (new agreement entered into on July 25, 2011); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2011, the applicable margin over the LIBOR rate is 1.75%, the margin over the Base Rate is 0.75%, and the commitment fee was 0.30%.

At September 30, 2011, we had $90.4 million of outstanding borrowings and $14.9 million of letters of credit outstanding against our revolving credit agreement. We had $44.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2011. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2011
Tangible net worth	$125,000	$128,967
Debt to total capital	< 55%	40%
Debt service coverage ratio	> 6.00 x	31.22x
Debt to cash flow ratio	< 3.50 x	2.70x

We have two mortgages and one term loan, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2011, with a combined outstanding carrying balance of $14.7 million and fair value of $15.5 million. Changes in market rates on our fixed rate debt impact the fair value of debt, but have no impact on interest incurred or cash flow. The mortgages are secured by the real property of the buildings as well as property leases and rents. The following table summarizes our outstanding mortgages and term loan at September 30, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Medical Center of Western Connecticut fixed rate mortgage loan(a)	$5,132	6.0%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,147	6.5%	2019
Palmdale Medical Plaza term loan	6,470	5.1%	2013

Total	$14,749

(a)	Amortized principal payments made on a monthly basis.

Off Balance Sheet Arrangements

As of September 30, 2011, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2011 totaled $14.9 million consisting of: (i) $3.4 million related to Grayson Properties; (ii) $2.5 million related to Banburry Medical Properties; (iii) $2.5 million related to Centennial Hills Medical Properties; (iv) $2.0 million related to Palmdale Medical Properties; (v) $1.1 million related to Sparks Medical Properties; (vi) $908,000 related to Sierra Medical Properties; (vii) $764,000 related to Deerval Properties II; (viii) $419,000 related to Auburn Medical Properties II; (ix) $478,000 related to Arlington Medical Properties; (x) $462,000 related to BRB/E Building One, and; (xi) $396,000 related to Deerval Properties I.

Acquisition and Divestiture Activity

Please see Note 4 to the Condensed Consolidated Financial Statements for completed and pending transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2011. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 included a listing of risk factors to be considered by investors in our securities. Other than developments related to our non-controlling equity ownership interests in various LLCs, and the acquisition and potential acquisition of various MOBs as part of a series of planned like-kind exchange transactions under Section 1031 of the Internal Revenue Code, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

We hold significant, non-controlling equity ownership interests in various LLCs.

For the nine months ended September 30, 2011 and the year ended December 31, 2010, 69% and 66%, respectively, of our consolidated and unconsolidated revenues were generated by LLCs in which we hold a majority, non-controlling equity ownership interest. Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

As previously disclosed on October 12, 2011 on our Current Report on Form 8-K, ten LLCs in which we own various noncontrolling, majority ownership interests, entered into a Purchase and Sale Agreement (the “Agreement”) with a third-party to sell all of the real property owned by each of the LLCs, together with the related leases, rents, personal property, intangible property and accepted service contracts.

As also previously disclosed on October 12, 2011 on our Current Report on Form 8-K,we also entered into a Membership Interest Purchase Agreement (“MI Agreement”) pursuant to the terms of which we intend to purchase the minority ownership interests held by the third-party member in eleven LLCs in which we currently hold noncontrolling, majority ownership interests.

The closing of each of the above-mentioned transactions is expected to occur on or before December 1, 2011 and are subject to customary closing conditions including, but not limited to, lender consents and receipt of certain tenant and ground lease estoppels. The entity and property specific information related to the above-mentioned Agreement and MI Agreement is included in our Current Report on Form 8-K as filed on October 12, 2011.

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

In connection with the potential divestiture of the real property owned by certain LLCs in which we own majority, non-controlling ownership interests, as mentioned above, we have purchased, and entered into purchase agreements to purchase, medical office buildings as part of a series of planned like-kind exchange transactions under Section 1031 of the Internal Revenue Code.

We intend to purchase additional properties from unrelated third parties as part of a series of planned tax deferred like kind exchange transactions under Section 1031 of the Internal Revenue Code. In June of 2011, as part of the planned reverse like-kind exchange transactions related to the potential divestitures discussed above, we acquired Lake Pointe Medical Arts Building, a medical office building located in Rowlett, Texas, for approximately $12.2 million. In July, 2011, also as part of the planned reverse like-kind exchange transaction, we acquired Forney Medical Plaza, a medical office building located in Forney, Texas, for approximately $15.0 million. In addition, we intend to purchase two additional properties from other third parties as part of a series of planned tax deferred like-kind exchange transactions under Section 1031 of the Internal Revenue Code. We have executed purchase agreements, which are subject to certain closing and other conditions, in connection with the potential acquisition of two additional MOBs from various other parties. Although we can provide no assurance that we will complete the acquisition of these two properties, if completed, we anticipate finalizing the transactions at various times during the latter part of the fourth quarter of 2011.

It is intended that should all of the above-mentioned transactions be completed pursuant to terms and timing as currently contemplated, based upon various assumptions, our funds from operations and cash available for distribution may not be materially different from those that currently exist. However, the various transactions are complex, involve numerous third parties and are not conditioned on each other occurring at any particular date or upon the contemplated terms. We therefore cannot predict whether we will ultimately complete any or all of the tentatively agreed upon transactions as outlined above. Since all of the uncompleted transactions are subject to terms, conditions and other events that may be beyond our ability to control, we can provide no assurance that our funds from operations will not be affected on a short term or long term basis, or that any or all of the tentative transactions as mentioned above can be successfully completed. If we were to sell our ownership interests in the LLCs as mentioned above, but were not able to redeploy a substantial portion of the proceeds into the potential acquisitions as outlined above, in the time periods contemplated, our funds from operations and cash available for distribution could be materially unfavorably impacted. Should we be unable to defer substantially all of the expected taxable gains resulting from the potential divestitures of our noncontrolling, majority ownership interests in ten LLCs that own the real property of certain medical office buildings and other related real estate properties (pursuant to Section 1031 of the Internal Revenue Code) we may be required to borrow funds to make a special dividend distribution to our shareholders or be subject to federal income and/or excise tax liabilities.

Item 6.	Exhibits

    (a.)   Exhibits:

2.1	Agreement for Purchase and Sale of Property and Escrow Instructions, dated June 2, 2011, by and among the Trust and LPMA, L.P., as amended.

2.2	Agreement for Purchase and Sale of Property and Escrow Instructions, dated July 19, 2011, by and among the Trust and PM Forney MOB, L.P., as amended.

10.1	Credit Agreement, dated as of July 25, 2011, by and among the Trust, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* *	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller

Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle

Charles F. Boyle, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement for Purchase and Sale of Property and Escrow Instructions, dated June 2, 2011, by and among the Trust and LPMA, L.P., as amended.

2.2	Agreement for Purchase and Sale of Property and Escrow Instructions, dated July 19, 2011, by and among the Trust and PM Forney MOB, L.P., as amended.

10.1	Credit Agreement, dated as of July 25, 2011, by and among the Trust, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.