Form 10-K
period 2011-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2012-03-13
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2011: $498,648,151. Number of shares of beneficial interest outstanding of registrant as of January 31, 2012: 12,666,950

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2011 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2011. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust. In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 29, 2012 we have fifty-four real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) forty-three MOBs (including fourteen owned by various unconsolidated LLCs in which we have various non-controlling, majority ownership interests), and; (iii) four preschool and childcare centers.

Available Information

We have our principal executive offices at Universal Corporate Center, 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 265-0688. Our website is located at http://www.uhrit.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available free of charge on our website. Additionally, we have adopted governance guidelines, a Code of Business Conduct and Ethics applicable to all of our officers and directors, a Code of Ethics for Senior Officers and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Trustees. These documents are also available free of charge on our website. Copies of such reports and charters are available in print to any shareholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Officers by promptly posting this information on our website. The information posted on our website is not incorporated into this Annual Report.

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2011. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 29, 2012, we have investments in fifty-four facilities, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Kindred Hospital Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing Building A(B)	Kingwood, TX	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(B)	Riverdale, GA	MOB	100%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C)	Phoenix, AZ	MOB	90%	—
Cypresswood Professional Center(B) 8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 S. Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)(H)	Atlanta, GA	MOB	100%	—
Centinela Medical Building Complex(C) 501 E. Hardy	Inglewood, CA	MOB	90%	—
575 E. Hardy	Inglewood, CA	MOB	90%	—
Summerlin Hospital MOB(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
Gold Shadow(D) 700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(G)	Palmdale, CA	MOB	95%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(G)	Sparks, NV	MOB	95%	—
The Sparks Medical Building (G)	Sparks, NV	MOB	95%	—
Auburn Medical Office Building II(D)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
North Valley Medical Plaza(C)	Phoenix, AZ	MOB	95%	—
Lake Pointe Medical Arts Building(E)(I)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)(J)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)(K)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building (E)(K)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(L)	Bellingham, WA	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(D)	Real estate assets owned by an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess was renewed during 2008 and is scheduled to expire on May 31, 2014.

(G)	Real estate assets owned by an LLC in which we have a non-controlling ownership interest as indicated above. Tenants of this medical office building include subsidiaries of UHS.
(H)	A property impairment charge was recorded on this MOB during 2011, as discussed herein.
(I)	This MOB was acquired during the second quarter of 2011.
(J)	This MOB was acquired during the third quarter of 2011.
(K)	This MOB was acquired during the fourth quarter of 2011.
(L)	This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.

Other Information

Included in our portfolio at December 31, 2011 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 65% of our revenue in 2011, 66% of our revenue in 2010 and 61% of our revenue in 2009. As of December 31, 2011, these leases have fixed terms with an average of 4.4 years remaining and include renewal options ranging from one to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 5.5 (ranging from 1.9 to 13.3) during 2011, 5.1 (ranging from 2.3 to 11.4) during 2010 and 6.7 (ranging from 2.9 to 10.4) during 2009. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 55% of our total revenue for the five years ended December 31, 2011 (approximately 55%, 56% and 51% for the years ended December 31, 2011, 2010 and 2009, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2011 (approximately 19% for each of the years ended December 31, 2011 and 2010 and 20% for the year ended December 31, 2009). In addition, twelve MOBs, owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS.

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

On May 19, 2011, certain subsidiaries of UHS provided the required notice to us exercising the 5-year renewal options on the following hospital facilities which extended the existing lease terms to December, 2016:

•	McAllen Medical Center

•	Wellington Regional Medical Center

•	Southwest Healthcare System—Inland Valley Campus

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased, effective January 1, 2010, to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory Agreement was renewed for 2012 at the same terms and conditions as 2011.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2011, 2010 or 2009 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.0 million during 2011, $1.9 million during 2010 and $1.6 million during 2009 and were based upon average invested real estate assets of $309 million, $285 million and $268 million during 2011, 2010 and 2009, respectively.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2011 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2011 and 2010, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 55%, 56% and 51% of our consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation”, i.e., at the corporate and shareholder levels, that usually results from investment in the stock of a corporation.

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

Regulation and Other Factors

During 2011, 2010 and 2009, 51%, 52% and 48%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our hospital facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

In addition, the healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: hospital billing practices and prices for services; relationships with physicians and other referral sources; adequacy of medical care and quality of medical equipment and services; ownership of facilities; qualifications of medical and support personnel; confidentiality, maintenance, privacy and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

These laws and regulations are extremely complex, and, in many cases, the operators of our facilities do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject the current or past practices of our operators to allegations of impropriety or illegality or could require them to make changes in their facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Although UHS and the other operators of our hospital facilities believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to additional governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

Each of our hospital facilities is deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. The operators of our hospital facilities believe that the facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our hospital facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and their business, and in turn, ours, could be materially adversely effected.

The various factors and government regulation related to the healthcare industry, such as those outlined above, affects us because:

(i)	The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;

(ii)	Our bonus rents are based on our lessees’ net revenues which in turn are affected by the amount of reimbursement such lessees receive from the government.

A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to an inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient prospective payment system (“PPS”) according to ambulatory procedure codes. The outpatient PPS rate is a geographic adjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the outpatient PPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates.

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding during the last few years. Furthermore, many states are working to effectuate further reductions in the level of Medicaid funding due to significant state budget deficits projected for 2013, which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	74	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	52	Vice President and Chief Financial Officer

Cheryl K. Ramagano	49	Vice President, Treasurer and Secretary

Timothy J. Fowler	56	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February, 2003. He had previously served as our President until 1990. Mr. Miller has been Chairman of the Board and Chief Executive Officer of UHS since its inception in 1978. He previously held the title of President of UHS as well, until 2009 when Marc D. Miller was elected as President of UHS. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company. He is the father of Marc D. Miller, who was elected to our Board of Trustees in December, 2008 and also serves as President and a member of the Board of Directors of UHS.

Mr. Charles F. Boyle was appointed Chief Financial Officer in February, 2003 and had served as our Vice President and Controller since 1991. Mr. Boyle has held various positions at UHS since 1983 and currently serves as its Vice President and Controller. He was appointed Controller of UHS in 2003 and had served as its Assistant Vice President-Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Secretary in February, 2003 and has served as our Vice President and Treasurer since 1992. Ms. Ramagano has held various positions at UHS since 1983 and currently serves as its Vice President and Treasurer. She was appointed Treasurer of UHS in 2003 and had served as its Assistant Treasurer since 1994.

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding for during each of the last several years, including 2011. Furthermore, many states may effectuate further reductions in the level of Medicaid funding due to continued projected state budget deficits, which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements related to various governmental programs, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our tenants’ business, financial position and results of operations, and in turn, ours.

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

Reductions or changes in Medicare funding could have a material adverse effect on the future operating results of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business.

The uncertainties of health care reform could materially affect the business and future results of operations of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (the “Affordable Care Act”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these Acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business.

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

In addition, the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 428-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 130-bed acute care hospital.

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

If our operators fail to comply with applicable laws and regulations, they could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of their licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility. In addition, our bonus rents are based on net revenues of the UHS hospital facilities, which in turn are affected by the amount of reimbursement that such lessees receive from the government.

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

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit agreement. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact on our results of operations and financial condition.

In addition, the degree to which we are, or in the future may become, leveraged, our ability to obtain financing could be adversely impacted and could make us more vulnerable to competitive pressures. Our ability to meet existing and future debt obligations depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control. Any failure by us to meet our financial obligations would harm our business.

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

For the year ended December 31, 2011, UHS accounted for 59% of our consolidated revenues. In addition, as of December 31, 2011, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2014 or 2016. We cannot assure you that UHS will renew the leases or continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of UHS. As of December 31, 2011, we had no salaried employees although our officers do receive stock-based compensation. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2011, 66% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold, or held, a majority, non-controlling equity ownership interest. The underlying real property owned by certain of these LLCs was divested to a third-party during the fourth quarter of 2011. On a pro forma basis, assuming that on January 1, 2011 we had completed those divestitures, as well as the acquisition of properties completed during 2011 and the purchase of minority ownership interests in certain other formerly non-controlled LLCs that were completed in the fourth quarter of 2011 (as disclosed in Note 3 to the consolidated financial statements-Acquisitions and Dispositions), the LLCs in which we hold a majority, non-controlling equity ownership interest would have comprised 33% of our consolidated and unconsolidated revenues for 2011.

Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

Pursuant to the operating agreements of most of the LLCs in which we continue to hold non-controlling majority ownership interests, the third-party member and the Trust, at any time, have the right to make an offer

(“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms in 2014 or 2016. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. The exercise of purchase options for our facilities may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

Significant potential liabilities and rising insurance costs and availability may have an adverse effect on the operations of our operators, which may negatively impact their ability to meet their obligations to us.

As is typical in the healthcare industry, in the ordinary course of business, our operators, including UHS, are subject to medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. If their ultimate liability for professional and general liability claims could change materially from current estimates, if such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed estimates or are not covered by insurance, it could have a material adverse effect on the operations of our operators and, in turn, us.

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

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2011). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

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

In order to protect us against the risk of losing our REIT status for federal income tax purposes, our declaration of trust permits our Trustees to redeem shares acquired or held in excess of 9.8% of the issued and outstanding shares of our voting stock and, which in the opinion of the Trustees, would jeopardize our REIT status. In addition, any acquisition of our common or preferred shares that would result in our disqualification as a REIT is null and void. The right of redemption may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our shareholders’ ability to realize a premium over the market price for the shares of our common stock.

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

The Master Lease Document by and among us and certain subsidiaries of UHS, which governs the leases of all hospital properties with subsidiaries of UHS, includes a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market values. The exercise of this purchase option may result in a less favorable rate of return than the rental revenue currently earned on such facilities.

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

The following table shows our investments in hospital facilities leased to UHS and other non-related parties. The following table provides information related to various properties in which we have significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

	Type of facility	Number of available beds @ 12/31/11	2011	Average Occupancy(1)				Lease Term			% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
Hospital Facility Name and Location								Minimum rent	End of initial or renewed term	Renewal term (years)
				2010	2009	2008	2007
Southwest Healthcare System: Inland Valley Campus(2)(9) Wildomar, California	Acute Care	130	70%	78%	77%	77%	67%	$2,648,000	2016	15	0%	—
McAllen Medical Center(3)(9) McAllen, Texas	Acute Care	428	45%	47%	50%	50%	51%	5,485,000	2016	15	0%	—
Wellington Regional Medical Center(9) West Palm Beach, Florida	Acute Care	158	73%	70%	71%	74%	78%	3,030,000	2016	15	0%	—
The Bridgeway(9) North Little Rock, Arkansas	Behavioral Health	103	84%	77%	79%	83%	94%	930,000	2014	10	0%	—
HealthSouth Deaconess Rehab. Hospital(10) Evansville, Indiana	Rehabilitation	80	75%	71%	60%	55%	57%	775,000	2014	10	0%	—
Kindred Hospital Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	54%	64%	61%	63%	—	709,000	2019	25	100%	3-4%
Kindred Hospital Chicago Central(11) Chicago, Illinois	Sub-Acute Care	84	46%	40%	45%	44%	38%	1,434,000	2016	10	0%	—

			Lease Term
Facility Name and Location	Type of facility	Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term(4)	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2011	2010	2009	2008	2007
Desert Springs Medical Plaza(4) Las Vegas, Nevada	MOB	69%	65%	74%	78%	77%	1,195,000	2012-2025	Various	96%	2	%-4%
Spring Valley MOB I(4) Las Vegas, Nevada	MOB	75%	93%	96%	96%	95%	745,000	2012-2018	Various	0%	—
Spring Valley MOB II(4) Las Vegas, Nevada	MOB	67%	53%	51%	50%	50%	975,000	2014-2020	Various	5%	1%
Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	90%	91%	95%	98%	98%	1,593,000	2012-2016	Various	3%	3%
Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	83%	97%	100%	100%	100%	1,560,000	2012-2021	Various	0%	—
Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	64%	63%	63%	—	—	1,217,000	2015-2021	Various	45%	3	%-5%
Sheffield Medical Building Atlanta, Georgia	MOB	65%	66%	73%	77%	82%	1,118,000	2012-2022	Various	69%	3%
St. Mary’s Professional Office Building Reno, Nevada	MOB	100%	99%	99%	97%	95%	4,246,000	2012-2025	Various	27%	2	%-6%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	99%	97%	1,963,000	2013-2018	Various	43%	1	%-5%
Palmdale Medical Plaza(4) Palmdale, California	MOB	75%	75%	75%	—	—	1,181,000	2013-2021	Various	5%	3%
Gold Shadow—700 Shadow (4) Las Vegas, Nevada	MOB	78%	86%	94%	100%	100%	769,000	2012-2020	Various	10%	3	%-4%
Gold Shadow—2010 & 2020 Goldring MOBs(4) Las Vegas, Nevada	MOB	95%	91%	91%	92%	92%	1,745,000	2012-2017	Various	8%	3%
Centennial Hills MOB(4) Las Vegas, Nevada	MOB	63%	58%	47%	30%	—	1,424,000	2013-2021	Various	0%	—
Auburn II MOB(4) Auburn, Washington	MOB	84%	79%	—	—	—	1,018,000	2017-2022	Various	28%	2	%-6%
Suburban Medical Plaza II	MOB	100%	98%	98%	98%	98%	2,260,000	2012-2025	Various	9%	3%
Louisville, Kentucky

			Lease Term
Facility Name and Location	Type of facility	Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term(4)	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2011	2010	2009	2008	2007
Forney Medical Plaza(6) Forney, Texas	MOB	92%	—	—	—	—	1,474,000	2013- 2021	Various	72%	3%
Lake Pointe Medical Arts Building(7) Rowlett,Texas	MOB	95%	—	—	—	—	1,370,000	2017- 2021	Various	21%	3%
Tuscany Medical Properties(8) Las Colinas,Texas	MOB	100%	—	—	—	—	1,155,000	2012- 2020	Various	100%	2	%-3%

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2011. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. The revenues of South Texas Behavioral Health Center are excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates shown for this facility prior to 2009 were based on the combined number of beds at McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center. For 2009, 2010 and 2011 the occupancy rates were based upon the combined number of beds at McAllen Medical Center and McAllen Heart Hospital.

(4)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold either a 100% or majority ownership interest) and include tenants who are subsidiaries of UHS.
(5)	Minimum rent amounts contain impact of straight-line rent adjustments.
(6)	This MOB was acquired on July 26, 2011.
(7)	This MOB was acquired on June 13, 2011.
(8)	This MOB was acquired on December 7, 2011.
(9)	See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties.
(10)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(11)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the estimated current fair market value of the property exceeds the stipulated minimum price. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

Leasing Trends at Our Significant Medical Office Buildings

During 2011, we had a total of 41 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 9% of the aggregate rentable square feet of these properties (6% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $17 per square foot during 2011. The weighted-average leasing commissions on the new and renewed leases commencing during 2011 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2011 was less than 5% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2011, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 1%. Rental rates on new leases were excluded from the above-mentioned market rates to expired lease rates calculation since a significant portion of the new leases occurred at newly constructed MOBs which are leasing unoccupied space at generally fixed rental rates.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments as of December 31, 2011 (excludes Canyon Springs Medical Plaza which was divested during first quarter of 2012 and PeaceHealth Medical Clinic which was acquired during first quarter of 2012) and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2012 of 20% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2012	2012	2013	2014	2015	2016	2017 and Later
Hospital Investments
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	100%	0%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	0%	100%	0%
Southwest Healthcare System—Inland Valley Campus.	124,644	0%	0%	0%	0%	0%	100%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	0%	100%	0%
The Bridgeway	77,901	0%	0%	0%	100%	0%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	100%	0%	0%	0%
Kindred Hospital Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,084,004	0%	0%	0%	14%	0%	79%	7%

Other Investments
Medical Office Buildings:
Saint Mary’s Professional Office Building	190,754	0%	2%	1%	0%	4%	1%	92%
Goldshadow—700 Shadow Lane MOB(c)	42,060	10%	39%	9%	0%	13%	0%	29%
Goldshadow—2010 & 2020 Goldring MOBs(c)	74,774	5%	13%	49%	11%	8%	0%	14%
Texoma Medical Plaza(a)	115,284	25%	0%	0%	0%	24%	0%	51%
Centinela Medical Building—501 E. Hardy(d)	63,881	32%	21%	4%	40%	0%	0%	3%
Centinela Medical Building—575 E. Hardy(d)	39,507	21%	14%	27%	18%	17%	3%	0%
Suburban Medical Plaza II	102,818	0%	18%	0%	21%	10%	9%	42%
Desert Springs Medical Plaza(h)	102,718	29%	22%	11%	0%	22%	0%	16%
Centennial Hills Medical Office Building I	96,696	30%	0%	20%	15%	8%	8%	19%
Summerlin Hospital Medical Office Building II(i)	92,313	16%	35%	16%	17%	3%	5%	8%
Summerlin Hospital Medical Office Building I	89,636	15%	17%	31%	21%	12%	4%	0%
Sparks—Vista Medical Terrace(j)	50,921	32%	43%	0%	0%	5%	1%	19%
The Sparks Medical Building(j)	34,747	25%	31%	8%	4%	9%	6%	17%
North Valley Medical Plaza	80,753	52%	8%	7%	2%	14%	3%	14%
Summerlin Hospital Medical Office Building III	77,713	29%	0%	0%	0%	2%	13%	56%
Mid Coast Hospital MOB	74,629	0%	0%	12%	0%	0%	77%	11%
Sheffield Medical Building(e)	73,446	31%	32%	6%	5%	3%	5%	18%
Rosenberg Children’s Medical Plaza	66,231	0%	0%	32%	0%	3%	6%	59%
Sierra San Antonio Medical Plaza	59,160	38%	6%	12%	0%	4%	36%	4%
Palmdale Medical Plaza(b)	58,150	20%	0%	51%	16%	0%	0%	13%
Spring Valley Medical Office Building(c)	57,828	32%	30%	18%	10%	4%	0%	6%
Spring Valley Medical Office Building II	57,432	24%	0%	0%	10%	0%	13%	53%
Southern Crescent Center II	53,680	42%	8%	0%	0%	0%	11%	39%
Desert Valley Medical Center	53,625	26%	6%	9%	5%	10%	17%	27%
Tuscan Professional Building	52,868	0%	2%	0%	38%	33%	12%	15%
Lake Pointe Medical Arts Building	50,974	4%	0%	0%	0%	0%	0%	96%
Forney Medical Plaza	50,947	3%	0%	6%	0%	0%	0%	91%
Southern Crescent Center I(f)	41,400	30%	22%	4%	22%	0%	0%	22%
Auburn Medical II	41,311	10%	0%	0%	0%	0%	0%	90%
BRB Medical Office Building	40,733	0%	0%	0%	0%	17%	4%	79%
Cypresswood Professional Center—8101	10,200	0%	0%	0%	0%	100%	0%	0%
Cypresswood Professional Center—8111(k)	29,882	17%	23%	0%	16%	44%	0%	0%
Medical Center of Western Connecticut	36,147	0%	0%	11%	17%	0%	4%	68%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza	26,901	13%	13%	34%	0%	31%	0%	9%
Santa Fe Professional Plaza(g)	25,086	50%	27%	17%	0%	0%	6%	0%
Professional Bldg at King’s Crossing—Bldg A	11,528	87%	0%	0%	0%	0%	0%	13%
Professional Bldg at King’s Crossing—Bldg B	12,790	0%	11%	0%	0%	48%	41%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	0%	0%	0%	100%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Family Doctor’s MOB	12,050	0%	0%	0%	0%	0%	100%	0%
Tonopah Medical Office Building	10,747	0%	0%	0%	0%	0%	0%	100%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	0%	0%	100%	0%

Sub-total Other Investments	2,366,677	18%	11%	10%	8%	9%	8%	36%

Total	3,450,681	12%	7%	7%	10%	6%	31%	27%

(a)	The Texoma Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration on February 14, 2015.

(b)	The Palmdale Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in June, 2013.
(c)	The estimated market rates related to the 2012 expiring RSF are within an average of approximately 1% of rental rates on expiring leases.
(d)	The estimated market rates related to the 2012 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 6%.
(e)	The estimated market rates related to the 2012 expiring RSF are less than the current rental rates by an average of 20%. An asset impairment charge was recorded on this MOB during 2011 after evaluation of property-specific factors, the impact of unfavorable economic conditions in the market and competitive pressures.
(f)	The estimated market rate related to the 2012 expiring RSF, consisting of one lease which comprised approximately 22% of the total RSF and of which the lease was entered into in 2006, is less than the current rental rate by approximately 37%.
(g)	The estimated market rates related to the 2012 expiring RSF are less than the current rental rates by an average of approximately 17%.
(h)	The estimated market rates related to the 2012 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 10%.
(i)	The estimated market rates related to the 2012 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 7%.
(j)	The estimated market rates related to the 2012 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 4%.
(k)	The estimated market rates related to the 2012 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 7%.

The average effective annual rental per square foot for our hospital properties was $17.73 during 2011 as compared to $17.64 during 2010, based upon consolidated revenues and total square footage for the hospital facilities. The average effective annual rental per square foot related to our MOBs and childcare centers was $26.24 during 2011 as compared to $26.96 during 2010, based upon the consolidated and unconsolidated revenues and the estimated average occupied square footage for all of our MOBs and childcare centers. On a combined basis, based upon all consolidated and unconsolidated revenues and estimated average occupied square footage, the average effective annual rental per square foot for our properties on a portfolio basis was $23.73 during 2011 as compared to $24.08 during 2010. The estimated average occupied square footage for 2011 was calculated by averaging the unavailable rentable square footage on January 1, 2011 and January 1, 2012. The estimated average occupied square footage for 2010 was calculated by averaging the unavailable rentable square footage on January 1, 2010 and January 1, 2011.

During 2010, each of three UHS-related hospitals (McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2011. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2011. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2011, based upon average occupied square feet for McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System-Inland Valley Campus:

Property	2011 Average Occupied Square Feet	2011 Revenues	2011 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,148,000	$16.93
Wellington Regional Medical Center	196,489	$4,241,000	$21.58
Southwest Healthcare System-Inland Valley Campus	124,644	$3,760,000	$30.17

The following table sets forth lease expirations for each of the next ten years:

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
Hospital properties
2012	0	0	$0	0%
2013	0	0	$0	0%
2014	155,341	2	$1,705,000	3%
2015	0	0	$0	0%
2016	858,963	4	$12,575,000	18%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	69,700	1	$688,000	1%
2020	0	0	$0	0%
2021	0	0	$0	0%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,084,004	7	$14,968,000	22%

Other consolidated properties
2012	163,170	51	$4,245,000	6%
2013	146,088	53	$3,897,000	6%
2014	121,758	41	$3,584,000	5%
2015	123,680	37	$3,526,000	5%
2016	86,503	20	$2,312,000	3%
2017	51,794	11	$1,515,000	2%
2018	111,601	25	$3,565,000	5%
2019	47,564	11	$1,491,000	2%
2020	89,798	18	$2,840,000	4%
2021	50,969	10	$1,380,000	2%
Thereafter	95,296	8	$2,372,000	3%

Subtotal-other consolidated properties	1,088,221	285	$30,727,000	43%

Other unconsolidated properties (MOBs)
2012	108,505	46	$2,698,000	4%
2013	70,288	29	$1,876,000	3%
2014	62,693	18	$1,549,000	2%
2015	68,767	21	$1,758,000	3%
2016	110,925	28	$2,925,000	4%
2017	87,388	16	$2,686,000	4%
2018	57,844	11	$1,585,000	2%

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
2019	5,759	2	$156,000	0%
2020	140,280	12	$3,860,000	6%
2021	23,923	8	$583,000	1%
Thereafter	152,638	12	$4,096,000	6%

Subtotal-other unconsolidated properties	889,010	203	$23,772,000	35%

Total all properties	3,061,235	495	$69,467,000	100%

(1)	Based upon 2011 rental revenue excluding the bonus rental revenue earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2011.
(2)	Percentages based upon 2011 rental revenues, excluding the bonus rental earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2011.

ITEM 3.	Legal Proceedings

None

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2011 and 2010 are summarized below:

	2011		2010
	High Price	Low Price	High Price	Low Price
First Quarter	$40.53	$36.04	$36.54	$31.92
Second Quarter	$43.38	$38.99	$36.00	$30.79
Third Quarter	$42.97	$32.92	$34.53	$31.50
Fourth Quarter	$39.70	$32.21	$38.40	$34.78

Holders

As of January 31, 2012, there were approximately 434 shareholders of record of our shares of beneficial interest.

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

	2011	2010
First Quarter	$.605	$.600
Second Quarter	.605	.605
Third Quarter	.605	.605
Fourth Quarter	.610	.605

	$2.425	$2.415

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: HCP, Inc., Nationwide Health Properties, Inc., Omega Healthcare Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust, Inc., LTC Properties, Inc., and National Health Investors, Inc.

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference in this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2006.

Company Name/Index	Base Period Dec 2006	INDEXED RETURNS Years Ending
		Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
Universal Health Realty Income Trust	$100	$97.05	$96.58	$101.36	$123.90	$140.90
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.76
Peer Group	$100	$99.85	$93.34	$112.30	$133.81	$154.69

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2011. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2011	2010	2009	2008	2007
Operating Results:
Total revenue(1)	$29,494	$28,878	$31,914	$29,184	$27,960
Income from continuing operations(2)	73,794	16,310	18,576	11,653	19,664
Income from discontinued operations, net (including gain on sale of real property of $2,270 during 2007)	—	—	—	—	2,527

Net income	$73,794	$16,310	$18,576	$11,653	$22,191

Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$288,633	$125,257	$154,540	$154,649	$143,797
Investments in LLCs(1)(4)	33,057	80,442	61,934	56,462	52,030
Intangible assets, net of accumulated amortization(3)	28,081	1,080	1,214	1,347	—
Total assets(1)(3)	370,929	216,135	228,825	221,056	199,749
Total indebtedness, including debt premium(1)(3)(5)	174,836	67,563	84,267	71,692	36,617
Other Data:
Funds from operations(6)	$32,468	$32,582	$33,325	$29,571	$29,066
Cash provided by (used in):
Operating activities	21,372	23,049	24,984	21,769	22,767
Investing activities	(3,284)	(17,302)	(12,362)	(26,923)	(4,336)
Financing activities	(7,426)	(7,798)	(10,202)	4,641	(18,098)
Per Share Data:
Basic earnings per share:
From continuing operations(2)	$5.84	$1.33	$1.56	$0.98	$1.66
From discontinued operations	—	—	—	—	0.21

Total basic earnings per share	$5.84	$1.33	$1.56	$0.98	$1.87

Diluted earnings per share:
From continuing operations(2)	$5.83	$1.33	$1.56	$0.98	$1.66
From discontinued operations	—	—	—	—	0.21

Total diluted earnings per share	$5.83	$1.33	$1.56	$0.98	$1.87

Dividends per share	$2.425	$2.415	$2.380	$2.340	$2.300

Other Information (in thousands)
Weighted average number of shares outstanding—basic	12,644	12,259	11,891	11,851	11,818
Weighted average number of shares and share equivalents outstanding—diluted	12,649	12,262	11,897	11,882	11,875

(1)	As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements include the consolidated accounts of our consolidated investments and those investments that meet the criteria of a variable interest entity. Please see Note 1 for further discussions.

(2)	Income from continuing operations and earnings per share from continuing operations during 2011 includes: (i) a $28.6 million gain recorded in connection with our purchase of third-party minority ownership interests in various LLCs in which we formerly held non-controlling majority ownership interests (we owned 100% of each of these entities at December 31, 2011); (ii) a $35.8 million gain on the divestiture of property owned by unconsolidated LLCs in which we formerly held non-controlling majority ownership interests; (iii) $518,000 of transaction costs related to the acquisition of four MOBs during 2011 and the first quarter of 2012, and; (iv) a $5.4 million charge for a provision for asset impairment recorded on a certain MOB, as discussed herein.
(3)	December 31, 2011 amounts include the fair values of the real property of various previously unconsolidated LLCs, which we began consolidating during the fourth quarter of 2011 subsequent to our purchase of the third-party minority ownership interests (we owned 100% of each of these entities at December 31, 2011).
(4)	Investments in LLCs at December 31, 2011 reflects the consolidation of various LLCs, as mentioned in notes 2 and 3 above, as well as the divestiture of property owned by various unconsolidated LLCs as discussed herein.
(5)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $101.8 million as of December 31, 2011, $271.7 million as of December 31, 2010, $251.4 million as of December 31, 2009, $230.5 million as of December 31, 2008, and $214.9 million as of December 31, 2007. (See Note 8 to the consolidated financial statements).
(6)	Our funds from operations (“FFO”) during 2011 and 2008 include a reduction for provisions for asset impairments of $5.4 million and $4.6 million, respectively, as mentioned herein.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and adjusted funds from operations (“AFFO”), which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs recorded during the year. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is reflected on the Supplemental Schedules included below.

A reconciliation of our reported net income to FFO is shown below:

	(000s)
	2011	2010	2009	2008	2007
Net income	$73,794	$16,310	$18,576	$11,653	$22,191
Depreciation and amortization expense:
Consolidated investments	7,173	6,156	6,283	5,832	5,167
Unconsolidated affiliates	10,558	10,116	8,466	7,511	5,990
Discontinued operations	—	—	—	—	—
Provision for asset impairment	5,354	—	—	4,575	—
Less gains:
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	(28,576)	—	—	—	—
Gain on divestitures of properties owned by unconsolidated LLCs	(35,835)	—	—	—	—
Gain on asset exchange and substitution agreement with UHS—Chalmette	—	—	—	—	(1,748)
Gains recorded by unconsolidated affiliates	—	—	—	—	(264)
Gain on sale of real property, included in income from discontinued operations	—	—	—	—	(2,270)

Funds From Operations	32,468	32,582	33,325	29,571	29,066
Transaction costs	518	—	—	—	—

Adjusted Funds From Operations	$32,986	$32,582	$33,325	$29,571	$29,066

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 29, 2012, we have fifty-four real estate investments or commitments in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including fourteen owned by various unconsolidated LLCs, and;

•	four preschool and childcare centers.

Forward Looking Statements

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

•

the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the recently passed Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS, during each of the last several years, including 2011, and many states may effectuate further reductions in the level of Medicaid funding due to continued projected state budget deficits), demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•

three LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

•

the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 428-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 130-bed acute care hospital;

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

Investments in Limited Liability Companies (“LLCs”):    Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At December 31, 2011, we have non-controlling equity investments or commitments in fourteen LLCs which own medical office buildings (“MOBs”). As of December 31, 2011, we accounted for: (i) thirteen of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to

us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

In addition, at December 31, 2011, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as discussed herein (see Notes 3 and 8 to the consolidated financial statements for additional disclosure).

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2011 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisor is entitled to certain advisory fees for its services. See “Relationship with

UHS and Related Party Transactions” in Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees. During 2010, the fee was increased to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2011, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2012 at the same terms and conditions as 2011. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 55%, 56% and 51% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for 19% of the combined consolidated and unconsolidated revenues for each of the years ended December 31, 2011 and 2010 and 20% of the combined consolidated and unconsolidated revenues for the year ended December 31, 2009. In addition, twelve of the MOBs, owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with UHS and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Summary of Acquisitions, Divestitures and Purchases of Third-Party Minority Ownership Interests completed during 2011

Below is a summary of all transactions completed during 2011. Each of the MOBs acquired and certain of the divestitures of MOBs by formerly jointly-owned LLCs were part of planned like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Acquisitions:

During 2011, we paid an aggregate of $39.6 million in cash and assumed $7.0 million of third-party debt to acquire the following:

Property:	Type of facility	City	State	Date of Acquisition
Lake Pointe Medical Arts Building	Multi-tenant MOB	Rowlett	TX	June, 2011
Forney Medical Plaza	Multi-tenant MOB	Forney	TX	July, 2011
Tuscan Professional Building	Multi-tenant MOB	Irving	TX	December, 2011
Emory at Dunwoody Building	Single-tenant medical clinic	Atlanta	GA	December, 2011

Transaction costs recorded in connection with the purchase of the four above-mentioned MOBs aggregated approximately $518,000 for the year ended December 31, 2011.

Divestiture of MOBs by formerly jointly-owned LLCs:

During the fourth quarter of 2011, we received an aggregate of $33.8 million of net cash proceeds in connection with the divestitures of the following MOBs by various LLCs in which we formerly owned noncontrolling, majority ownership interests ranging from 75% to 95%. These proceeds were net of closing costs, the minority member’s share of the proceeds and third-party debt assumed by the purchaser. These divestitures resulted in an aggregate net gain of $35.8 million (net of related transaction costs totaling approximately $500,000) which is included in our results of operations for the year ended December 31, 2011.

Name of LLC:	Property owned by LLC:	City	State	Date of Divestiture
Cobre Properties	Cobre Valley Medical Plaza	Globe	AZ	Dec, 2011
Deerval Properties	Deer Valley Medical Office II	Phoenix	AZ	Nov, 2011
Deerval Properties II	Deer Valley Medical Office III	Phoenix	AZ	Nov, 2011
Deerval Parking Company	Deer Valley Parking Garage	Phoenix	AZ	Nov, 2011
DSMB Properties	Desert Samaritan Hospital MOBs	Mesa	AZ	Dec, 2011
Litchvan Investments	Papago Medical Park	Phoenix	AZ	Dec, 2011
Paseo Medical Properties II	Thunderbird Paseo Medical Plaza I & II	Glendale	AZ	Dec, 2011
Willetta Medical Properties	Edwards Medical Plaza	Phoenix	AZ	Nov, 2011

Purchase of third-party minority ownership interests in majority-owned LLCs:

During the fourth quarter of 2011, we paid an aggregate of $4.4 million to acquire the third-party minority ownership interests in the following LLCs in which we formerly held various noncontrolling, majority ownership interests. We now own 100% of each of these entities. Our results of operations for the year ended December 31, 2011 includes an aggregate net gain of $28.6 million (net of related transaction costs totaling approximately $300,000), recorded in connection with fair value recognition of the assets and liabilities of these entities.

Name of LLC:	Property owned by LLC:	City	State	Our previous ownership %	Minority ownership % purchased
653 Town Center Investments	Summerlin Hospital MOB	Las Vegas	NV	95%	5%
653 Town Center Phase II	Summerlin Hospital MOB II	Las Vegas	NV	98%	2%
Auburn Medical Properties II	Auburn Medical Office Building II	Auburn	WA	95%	5%
ApaMed Properties	Apache Junction Medical Plaza	Apache J.	AZ	85%	15%
Banburry Medical Properties	Summerlin Hospital MOB III	Las Vegas	NV	95%	5%
BRB/E Building One	BRB Medical Office Building	Kingwood	TX	95%	5%
Centennial Medical Properties	Centennial Hills Medical Office Bldg. I	Las Vegas	NV	95%	5%
DesMed	Desert Springs Medical Plaza	Las Vegas	NV	99%	1%
Gold Shadow Properties	700 Shadow Lane & Goldring MOBs	Las Vegas	NV	98%	2%
Spring Valley Medical Properties	Spring Valley Medical Office Building	Las Vegas	NV	95%	5%
Spring Valley Medical Properties II	Spring Valley Medical Office Building II	Las Vegas	NV	95%	5%

Year ended December 31, 2011 as compared to the year ended December 31, 2010:

Our Consolidated Statement of Income for the year ended December 31, 2011 includes a partial month of revenue and expenses associated with the above-mentioned LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. As a result of the purchases of the minority ownership interests, we now own 100% of these entities and therefore began consolidating the financial data of each effective December 12, 2011. Prior to these minority ownership interest purchases, we previously held noncontrolling majority ownership interests in these LLCs and they were therefore accounted for on an unconsolidated basis.

The table below for the year ended December 31, 2011 reflects the “As Adjusted” Statement of Income for the year ended December 31, 2011, reflecting the revenue and expense impact of the partial month consolidation of these various LLCs. Our Consolidated Statement of Income for the year ended December 31, 2010 includes nine months of revenue and expenses associated with the Summerlin II MOB which was deconsolidated on October 1, 2010. The table below for the year ended December 31, 2010 reflects that “As Adjusted” Statement of Income for the year ended December 31, 2010, reflecting the nine month impact on revenue and expenses. The “As Adjusted” amounts are used for comparison discussions in the Results of Operations, as they present both years on a comparable basis. There was no material impact on our net income as a result of the consolidation during 2011 and deconsolidation during 2010 of these LLCs (other than the gain as discussed herein).

	Year Ended December 31, 2011			Year Ended December 31, 2010
	As reported in Consolidated Statements of Income	Partial month Statements of Income for Various LLCs	“As Adjusted”	As reported in Consolidated Statements of Income	Nine months 2010 Statements of Income for Summerlin II	“As Adjusted”	“As Adjusted” Variance
Revenues	$29,494	$991	$28,503	$28,878	$1,859	$27,019	$1,484

Expenses:
Depreciation and amortization	7,306	565	6,741	6,286	340	5,946	(795)
Advisory fees to UHS	2,008	—	2,008	1,852	—	1,852	(156)
Other operating expenses	5,581	380	5,201	5,439	684	4,755	(446)
Transaction costs	518	—	518	—	—	—	(518)
Provision for asset impairment	5,354	—	5,354	—	—	—	(5,354)

	20,767	945	19,822	13,577	1,024	12,553	(7,269)

Income before equity in income of unconsolidated LLCs and interest expense	8,727	(46)	8,681	15,301	(835)	14,466	(5,785)
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	28,576	—	28,576	—	—	—	28,576
Equity in income of unconsolidated LLCs	3,058	(80)	2,978	2,948	312	3,260	(282)
Gain on divestiture of property owned by unconsolidated LLCs	35,835	—	35,835	—	—	—	35,835
Interest expense, net	(2,402)	126	(2,276)	(1,939)	523	(1,416)	(860)

Net income	$73,794	$—	$73,794	$16,310	$—	$16,310	$57,484

During 2011, net income increased $57.5 million to $73.8 million as compared to $16.3 million during 2010. The increase was primarily attributable to the following, as computed utilizing the “As Adjusted Variance” column as indicated on the table above:

•

a favorable change of $35.8 million resulting from the net gain (net of $466,000 of related transaction costs) on divestitures of properties owned by unconsolidated LLCs, as discussed above and herein (see Note 3 to the Consolidated Financial Statements);

•

a favorable change of $28.6 million from the aggregate net gain (net of $301,000 of related transaction costs) recorded in connection with the fair value recognition of the assets and liabilities related to eleven LLCs in which we purchased the third-party minority ownership interests, as discussed above and herein (see Note 3 to the Consolidated Financial Statements);

•	an unfavorable change of $5.4 million resulting from the provision for asset impairment recorded during 2011 on an MOB located in Atlanta, Georgia, as discussed below;

•

an unfavorable change of $860,000 resulting from an increase in interest expense due to an increase in the average borrowings outstanding (to $67.8 million during 2011 from $52.9 million during 2010), due primarily to the acquisitions completed during 2011, as well as an increase in the average effective interest rate on our revolving credit facility (to 1.8% in 2011 from 1.1% in 2010);

•	an unfavorable change of $576,000 resulting from the June, 2010 expiration of a master lease agreement on an MOB located in Georgia;

•

an unfavorable change of $518,000 resulting from the transaction costs incurred in connection with the acquisitions, as discussed above and herein (see Note 3 to the Consolidated Financial Statements);

•	a favorable change of $500,000 resulting from the income generated during 2011 (before interest expense) related to the four recently acquired MOBs located in Texas and Georgia, as discussed above;

•	an unfavorable change of $282,000 resulting from a net decrease in equity in income of unconsolidated LLCs, and;

•	other combined net favorable changes of approximately $200,000.

During 2011, we recorded an aggregate net gain of $35.8 million in connection with the sale of medical office buildings by various LLCs in which the Trust formerly held noncontrolling majority ownership interests, as discussed above and herein. See Notes 3 and 8 to the consolidated financial statements for additional disclosure related to these divestitures.

During 2011, we recorded an aggregate net gain of $28.6 million in connection with the fair value recognition of the assets and liabilities related to eleven LLCs in which we purchased the third-party minority ownership interests, as discussed above and herein. As a result of these minority ownership interest purchases, we now own 100% of each of the entities. See Notes 3 and 8 to the consolidated financial statements for additional disclosure related to these transactions.

During the fourth quarter of 2011, we recorded an asset impairment charge of $5.4 million in connection with an MOB located on a medical campus in Atlanta, Georgia. The asset impairment charge was recorded after evaluation of property and location-specific factors including pressure on rental and occupancy rates caused, in part, by the impact of continued unfavorable economic conditions in the market as well as competitive pressures caused by increased capacity added to the market. The fair value of this property was determined based upon the present value of the expected future cash flows.

Interest expense, net of interest income, increased $860,000 (As Adjusted Variance) during 2011 as compared to 2010. The increase was due primarily to an increase in our average outstanding borrowings pursuant to our revolving credit facility as well as an increase in the average effective interest rate pursuant to the terms of our new $150 million revolving credit agreement that commenced in July, 2011. The increased borrowings were used primarily to: (i) fund the purchases of the four newly acquired MOBs during 2011; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during the fourth quarter of 2011 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests.

The master lease on Southern Crescent II, which had been in effect since 2000, was not renewed upon its expiration in June, 2010. Prior to the expiration, the master lease on this MOB generated approximately $1.1 million of annual revenues, net income and net cash provided by operating activities. During the first quarter of 2012, a lease was executed by a subsidiary of UHS, encompassing approximately 21,000 square feet (40% of the available square feet of this MOB) which is scheduled to commence by the second quarter of 2012. We continue to actively market the remaining available space in this MOB.

During 2011, equity in income of unconsolidated LLCs decreased $282,000 (As Adjusted Variance), as compared to 2010, partially due to the sale of MOBs by eight unconsolidated LLCs, as well as decreased operating results at specific properties.

During 2011, we had a total of 41 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 9% of the aggregate rentable square feet of these properties (6% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $17 per square foot during 2011. The weighted-average leasing commissions on the new and renewed leases commencing during 2011 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2011 was less than 5% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2011, the weighted-average rental rates, as compared to rental rates on the expired leases, increased by approximately 1%. Rental rates on new leases were excluded from the above-mentioned market rates to expired lease rates calculation since a significant portion of the new leases occurred at newly constructed MOBs which are leasing unoccupied space at generally fixed rental rates.

Depreciation and amortization expense increased $795,000 during 2011, as compared to 2010 (As Adjusted Variance), due primarily to the depreciation and amortization expense recorded on the four recently acquired MOBs, as well as the expense recorded in connection with capital expenditures/renovations completed at certain MOBs.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.0 million and $3.6 million (As Adjusted), for 2011 and 2010, respectively. The increase in other operating expenses during 2011, as compared to 2010, is primarily attributable to four of the recently acquired MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income. During 2011, $1.6 million, or 40%, (As Adjusted) of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2010, $1.5 million, or 41% (As Adjusted) of the expenses related to consolidated medical office buildings were passed on directly to the tenants.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and adjusted funds from operations (“AFFO”), which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are

helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs recorded during the year. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is reflected on the Supplemental Schedules included below.

Below is a reconciliation of our reported net income to FFO and AFFO for 2011 and 2010 (in thousands):

	2011	2010
Net income	$73,794	$16,310
Depreciation and amortization expense on consolidated investments	7,173	6,156
Depreciation and amortization expense on unconsolidated affiliates	10,558	10,116
Gain (net of related transaction costs) on purchase of minority interests in majority-owned LLCs	(28,576)	—
Gain (net of related transaction costs) on divestitures of properties owned by unconsolidated LLCs	(35,835)	—
Provision for asset impairment	5,354	—

Funds From Operations	32,468	32,582
Transaction costs	518	—

Adjusted Funds From Operations	$32,986	$32,582

Our FFO decreased $114,000 during 2011 to $32.5 million as compared to $32.6 million during 2010. The decrease was due to: (i) the $57.5 million increase in net income, as discussed above; (ii) minus the $35.8 million aggregate net gain on divestitures of properties owned by unconsolidated LLCs recorded during 2011; (iii) minus the $28.6 million aggregate net gain recorded during 2011 in connection with the fair value recognition of the assets and liabilities related to eleven LLCs in which we purchased the third-party minority ownership interests; (iv) plus the $5.4 million provision for asset impairment recorded during 2011 on an MOB in Atlanta, Georgia, and; (v) plus the $1.5 million aggregate increase in depreciation and amortization during 2011, as compared to 2010, incurred by our consolidated investments and unconsolidated affiliates. The increased depreciation and amortization expense was incurred on newly acquired or constructed MOBs as well as capital expenditures at various properties.

Our AFFO increased $404,000 million during 2011 to $33.0 million as compared to $32.6 million during 2010. The increase was due to the $114,000 decrease in FFO, as discussed above, offset by the add-back of $518,000 of transaction costs incurred by us during 2011 in connection with the acquisition of four MOBs.

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

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As reported in Consolidated Statements of Income	Adjustments	“As Adjusted”	As reported in Consolidated Statements of Income	Combined Statements of Income for Summerlin II & III (A.)	“As Adjusted”	“As Adjusted” Variance
Revenues	$28,878	$—	$28,878	$31,914	$1,817	$30,097	$(1,219)

Expenses:
Depreciation and amortization	6,286	—	6,286	6,399	383	6,016	(270)
Advisory fees to UHS	1,852	—	1,852	1,606	—	1,606	(246)
Other operating expenses	5,439	—	5,439	5,977	699	5,278	(161)

	13,577	—	13,577	13,982	1,082	12,900	(677)

Income before equity in income of unconsolidated LLCs and interest expense	15,301	—	15,301	17,932	(735)	17,197	(1,896)
Equity in income of unconsolidated LLCs	2,948	—	2,948	3,092	300	3,392	(444)
Interest expense, net	(1,939)	—	(1,939)	(2,448)	435	(2,013)	74

Net income	$16,310	$—	$16,310	$18,576	$—	$18,576	$(2,266)

(A)	Represents the operating results for Summerlin III for the twelve-month period ended December 31, 2009 and the operating results for Summerlin II for the three-month period ended December 31, 2009. Summerlin III was deconsolidated on January 1, 2010 and Summerlin II was deconsolidated on October 1, 2010.

During 2010, net income decreased $2.3 million to $16.3 million as compared to $18.6 million during 2009. The decrease was primarily attributable to the following, as computed on an As Adjusted basis using the “As Adjusted Variance” in the table above:

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

•

an increase of $74,000 due to a decrease in interest expense resulting primarily from a decrease in the effective borrowing rate on our revolving credit facility (to 1.1% during 2010 from 1.4% during 2009), partially offset by an increase in the average outstanding borrowings (to $52.9 million during 2010 from $45.8 million during 2009).

During 2010, total revenue decreased by $1.2 million (As Adjusted basis), as compared to 2009, resulting primarily from: (i) a $700,000 decrease due to the June, 2010 expiration of a master lease agreement on Southern Crescent II MOB located in Georgia (as discussed above); (ii) a $200,000 decrease at a certain MOB located in Georgia due to decreased occupancy rates; (iii) a $175,000 decrease at a single-tenant MOB located in Las Vegas, Nevada, which was vacated during the second quarter of 2010, and; (iv) other combined net decreases of $125,000, including a $100,000 decrease in bonus rental revenue earned on the UHS hospital facilities.

During 2010, on an As Adjusted basis, equity in income of unconsolidated LLCs decreased $444,000, as compared to 2009 due primarily to: (i) a net decrease of approximately $200,000, resulting primarily from reserves established in connection with certain tenant receivables at LLCs that own MOBs in Nevada and Arizona; (ii) a net decrease of approximately $330,000 resulting from decreased income due to decreasing occupancy at an MOB located in California; (iii) a decrease of approximately $380,000 at two MOBs in Phoenix, Arizona, due in part to low occupancy levels at an MOB which was acquired in March, 2010 by an unconsolidated LLC, partially offset by; (iv) a net increase of $466,000 from other combined net favorable changes at various other unconsolidated LLCs, including approximately $250,000 from increased combined income generated at two MOBs which were completed and opened during the second quarter of 2009 and the first quarter of 2010.

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

FFO decreased $743,000 to $32.6 million during 2010 as compared to $33.3 million during 2009. The decrease was due to the $2.3 million decrease in net income, as discussed above, partially offset by the favorable effect of adding back $1.5 million of increased depreciation and amortization expense incurred by us and our unconsolidated affiliates related to newly constructed and recently opened MOBs and capital expenditures at various other properties.

Effects of Inflation

Inflation has not had a material impact on our results of operations over the last three years. However, since the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs, we and the operators of our hospital facilities cannot predict the impact that future economic conditions may have on our/their ability to contain future expense increases. Depending on general economic and labor market conditions, the operators of our hospital facilities may experience unfavorable labor market conditions, including a shortage of nurses which may cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Their ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit their ability to increase prices. Therefore, there can be no assurance that these factors will not have a material adverse effect on the future results of operations of the operators of our facilities which may affect their ability to make lease payments to us.

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

Liquidity and Capital Resources

Year ended December 31, 2011 as compared to December 31, 2010:

Net cash provided by operating activities

Net cash provided by operating activities was $21.4 million during 2011 as compared to $23.0 million during 2010. The $1.7 million decrease was attributable to:

•

an unfavorable change of $1.4 million due to a decrease in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, provision for asset impairment, restricted/stock-based compensation, net gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, and net gain on divestitures of properties owned by unconsolidated LLCs), as discussed above in Results of Operations;

•	an unfavorable change of $513,000 in rent receivable primarily resulting from an increase in straight-line rent receivable at various properties as well as other combined unfavorable changes;

•

an unfavorable change of $198,000 in accrued expenses and other liabilities resulting primarily from certain payments made during 2011 that related to expenses accrued in prior years, partially offset by an increase in accrued expenses related to transaction costs incurred during 2011;

•	a favorable change of $160,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	other combined net favorable changes of $255,000.

Net cash used in investing activities

Net cash used in investing activities was $3.3 million during 2011 as compared to $17.3 million during 2010.

2011:

During 2011, we used $3.3 million of net cash in investing activities as follows:

•	We spent $3.8 million to fund equity investments in unconsolidated LLCs.

•	We spent $11.5 million to fund advances to unconsolidated LLCs as follows:

•

$6.2 million advance made to an LLC that owns the Rosenberg Children’s Medical Plaza in which we have an 85% non-controlling equity interest (this advance was repaid in full to us during 2011, as discussed below);

•

$2.5 million advance made to an LLC that owns the Santa Fe Professional Plaza in which we have a 90% non-controlling equity interest (this advance, structured as a member loan to the LLC, extinguished the third-party debt related to this entity), and;

•

$2.8 million advanced to various other LLCs, in which we own or owned a non-controlling equity interests (consisted primarily of funding for tenant improvements for an LLC of which we now hold 100% of the ownership interest as discussed herein).

•	We spent $776,000 on additions to real estate investments primarily for tenant improvements at various MOBs.

•	We funded $634,000 consisting of deposits on real estate assets related to the acquisition of a medical clinic that we purchased during the first quarter of 2012.

•	We spent $39.6 million to acquire the real estate assets of four medical office buildings, as discussed above.

•	We spent $621,000 on payments made in settlement of assumed liabilities related to the acquired properties.

•	We spent $4.4 million to acquire the minority interests in majority-owned LLCs, as discussed above.

•	We received $8.7 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$6.2 million from an LLC that owns the Rosenberg Children’s Medical Plaza (amounts advanced previously in 2011) in which we have an 85% non-controlling equity interest;

•	$2.0 million from an LLC that owned the Desert Samaritan Hospital MOBs, in which we had a 76% non-controlling equity interest (this property was divested during the fourth quarter of 2011), and;

•	$500,000 from various other LLCs in which we own or owned non-controlling equity interests.

•	We received $5.2 million of cash in excess of income related to our unconsolidated LLCs ($8.3 million of cash distributions received less $3.1 million of equity in income of unconsolidated LLCs) .

•	We received $2.1 million of cash in connection with refinancing of third-party debt by the LLC that owns the Rosenberg Children’s Medical Plaza in which we have an 85% non-controlling equity interest.

•	We received $4.0 million of cash in connection with the repayment of an advance previously made to a third-party partner.

•	We received $33.8 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by unconsolidated LLCs, as discussed above.

Additionally, the cash balance reflected on our Consolidated Balance Sheet as of December 31, 2011 was increased by an aggregate $4.2 million resulting from the consolidation of LLCs in which we purchased third-party minority ownership interests in noncontrolled, majority-owned LLCs.

2010:

During 2010, we used $17.3 million of net cash in investing activities as follows:

•	We spent $15.6 million to fund equity investments in unconsolidated LLCs as follows:

•	$3.0 million invested in the LLC that owns the Suburban Medical Plaza II, in which we have a 33% non-controlling equity interest;

•	$2.6 million invested in the LLC that owns the Auburn Medical Office Building II, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011);

•

$1.9 million invested in the LLC that owned the Deer Valley Medical Office Building III, in which we had a 95% non-controlling equity interest (this property was divested during the fourth quarter of 2011);

•	$1.8 million invested in the LLC that purchased the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$1.3 million invested in the LLC that owns the BRB Medical Office Building, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011), and;

•	$5.0 million invested in various other LLCs, in which we own or owned a non-controlling equity interest.

•	We spent $9.5 million to fund advances to unconsolidated LLCs as follows:

•	$3.8 million advance made to an LLC that acquired the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•

$2.6 million advance made to an LLC that owns the Centennial Hills Medical Office Building, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011);

•	$1.5 million advance made to an LLC that owns the Vista Medical Terrace and the Sparks Medical Building, in which we have a 95% non-controlling equity interest;

•	$1.3 million advance made to an LLC that owns the Sierra San Antonio Medical Plaza, in which we have a 95% non-controlling equity interest, and;

•	$300,000 of other combined advances made to LLCs.

•	We spent $969,000 on additions to real estate investments.

•	We received $6.9 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•

$4.1 million received from the LLC that owns the Summerlin Hospital Medical Office Building II, in which we had a 98% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011);

•

$2.5 million received from the LLC that owned the Deer Valley Medical Office II, in which we had a 90% non-controlling equity interest (this property was divested during the fourth quarter of 2011), and;

•	$250,000 of other combined cash proceeds received from LLC refinancing.

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

Net cash used in financing activities

Net cash used in financing activities was $7.4 million during 2011 as compared to $7.8 million during 2010.

During 2011, we received: (i) $24.6 million of additional net borrowings on our revolving line of credit, and; (ii) generated $244,000 of net cash from the issuance of shares of beneficial interest. Additionally, during 2011, we paid: (i) $291,000 on mortgage and other notes payable that are non-recourse to us; (ii) $1.1 million of financing costs related to our new $150 million revolving credit agreement, executed in July, 2011, as discussed herein; (iii) $162,000 as settlement of accrued dividend equivalent rights, and; (iv) $30.7 million of dividends.

During 2010, we received: (i) $3.8 million of additional net borrowings on our revolving line of credit; (ii) $5.3 million of proceeds related to a new mortgage note payable, that is non-recourse to us, and; (iii) $17.8 million of net cash from the issuance of shares of beneficial interest, $17.6 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $200,000 of which was related to our dividend reinvestment program. Additionally, during 2010, we paid: (i) $4.2 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during 2010 resulting in the $5.3 million of proceeds, as mentioned above); (ii) $398,000 of financing costs on mortgage notes payable that are non-recourse to us; (iii) $134,000 as settlement of accrued dividend equivalent rights, and; (iv) $29.9 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 184,600 shares at an average price of $31.28 per share during the fourth quarter of 2009 which generated approximately $5.3 million of net cash proceeds (net of approximately $440,000 consisting of compensation of approximately $175,000 to Merrill Lynch as well as approximately $265,000 of various other fees and expenses). During 2010 we issued 548,900 shares under this ATM program at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). There were no shares issued pursuant to our ATM Program during 2011. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of $725,000 to Merrill Lynch as well as approximately $515,000 of various other fees and expenses). As of December 31, 2011, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

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

Net cash used in investing activities

Net cash used in investing activities was $17.3 million during 2010, as discussed above, as compared to $12.4 million during 2009.

2009:

During 2009, we used $12.4 million of net cash in investing activities as follows:

•	We spent $11.0 million to fund equity investments in unconsolidated LLCs as follows:

•

$3.5 million invested in the LLC that owned the Deer Valley Medical Office Building III, in which we had a 95% non-controlling equity interest (this property was divested during the fourth quarter of 2011);

•	$1.9 million invested in the LLC that owns the Auburn Medical Office Building II, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011);

•

$1.4 million invested in the LLC that owns the Centennial Hills Medical Office Building in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011);

•	$1.4 million invested in the master LLC which governs four unconsolidated LLCs in which we had a 90% non-controlling equity interest, and;

•	$2.8 million in the aggregate invested in various other LLCs in which we own/owned non-controlling equity interests.

•	We spent $6.9 million on additions to real estate investments as follows:

•	$2.6 million funded to complete construction on the Summerlin Hospital Medical Office Building III, which was completed and opened during the first quarter of 2009;

•	$1.9 million funded to complete construction on the Palmdale Medical Plaza which opened during the third quarter of 2008;

•	$1.5 million funded for refurbishments of an MOB that were completed during the first quarter of 2010, and;

•	$900,000 in the aggregate funded for other capital additions and tenant improvements.

•	We spent $2.1 million to fund advances to unconsolidated LLCs as follows:

•

$1.0 million advance made to an LLC that owned the Desert Samaritan Hospital MOBs located in Mesa, Arizona, in which we had a 76% non-controlling equity interest (this property was divested during the fourth quarter of 2011), and;

•	$1.1 million in the aggregate advanced to other LLCs in which we own/owned non-controlling equity interests.

•	We received $2.8 million of cash proceeds in connection with refinancing of third-party debt by unconsolidated LLCs as follows:

•

$2.6 million received from the LLC that owns the Summerlin Hospital Medical Office Building, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest at December 31, 2011), and;

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

Net cash used in financing activities

Net cash used in financing activities was $7.8 million during 2010, as discussed above, as compared to $10.2 million during 2009.

During 2009, we received: (i) $9.8 million of net borrowings on our revolving line of credit; (ii) $3.9 million of additional borrowings from other loans payable that are non-recourse to us; (iii) $5.9 million, net of expenses, from the issuance of shares of beneficial interest, $5.3 million of which related to our equity issuance program (as discussed above) and the majority of the remaining $600,000 was related to our dividend reinvestment program, and; (iv) $51,000 of capital contributions from non-controlling interests. Additionally, during 2009, we paid: (i) $1.1 million on mortgage and other notes payable that are non-recourse to us; (ii) $349,000 as settlement of accrued dividend equivalent rights, and; (iii) $28.4 million of dividends.

Additional cash flow and dividends paid information for 2011, 2010 and 2009:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $21.4 million during 2011, $23.1 million during 2010 and $25.0 million during 2009. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense and provision for asset impairment, as well as the gains recorded during 2011, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $5.2 million during 2011, $3.4 million during 2010 and $4.1 million during 2009, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $26.6 million during 2011, $26.5 million during 2010 and $29.1 million during 2009 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $30.7 million during 2011, $29.9 million during 2010 and $28.4 million during 2009. The differences between the above-mentioned net cash generated related to operating activities and the dividends paid during each of 2011 and 2010 (amounting to $4.1 million during 2011 and $3.4 million in 2010) was due primarily to the debt repayments and capital expenditures made by the unconsolidated LLCs during each year as well as operating factors as discussed above in Results of Operations. During 2009, the cash generated from the operating activities of our properties ($29.1 million) exceeded the dividends paid ($28.4 million) by approximately $700,000.

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

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the current and projected operating results of our properties, including those owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments. Future dividend levels will be determined based upon the factors outlined above with consideration given to our projected future results of operations.

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($8.7 million in 2011, $604,000 in 2010 and $781,000 in 2009); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million in 2011, $6.9 million in 2010 and $2.8 million in 2009); (iii) net repayments/borrowings from mortgage, construction and third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($291,000 of net repayments during 2011, $604,000 of net borrowing during 2010 and $2.8 million of net borrowings during 2009); (iv) net borrowings on our revolving credit agreement ($23.5 million during 2011, net of $1.1 million of financing costs, $3.8 million during 2010 and $9.8 million in 2009); (v) repayment of advance made to third-party partners of $4.0 million during 2011, and; (vi) issuance of shares of beneficial interest ($244,000 during 2011, $17.8 million during 2010 and $5.9 million in 2009). In addition, during 2011, funds were generated from the divestiture of property owned by unconsolidated LLCs, our share of which was $33.8 million.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($3.8 million during 2011, $15.6 million during 2010 and $11.0 million in 2009); (ii) advances made to LLCs/third-party partners ($11.5 million in 2011, $9.5 million in 2010 and $2.1 million in 2009), and; (iii) additions to real estate investments and acquisitions of real property ($776,000 in 2011, $969,000 in 2010 and $6.9 million in 2009). Additionally, during 2011, we had additional uses of cash consisting of: (i) $39.6 million for the acquisition of four MOBs located in Texas and Georgia, as previously discussed; (ii) $4.4 million for the purchase of minority interests in majority-owned LLCs, as previously discussed; (iii) $621,000 of payment of assumed liabilities on acquired properties, and; (iv) $634,000 of deposits on real estate assets related to the acquisition of a medical clinic which was completed in early 2012.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program (which has $25.9 million of gross proceeds remaining for issuance as of December 31, 2011); (ii) borrowings under our new $150 million revolving credit facility (which has $59.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2011); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit facility and equity issuance capacity pursuant to the terms of the ATM program, and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2011, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2011, we had $77.2 million of outstanding borrowings and $13.5 million of letters of credit outstanding against our revolving credit agreement. We had $59.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2011. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $67.8 million in 2011, $52.9 million in 2010 and $45.8 million in 2009 with corresponding effective interest rates, including commitment fees, of 1.8% in 2011, 1.1% in 2010 and 1.4% in 2009. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $77.2 million at December 31, 2011.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2011
Tangible net worth	$125,000	$160,780
Debt to total capital	< 55%	29%
Debt service coverage ratio	> 6.00 x	39.13x
Debt to cash flow ratio	< 3.50 x	1.33x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2011, with a combined outstanding balance of $96.5 million. The following table summarizes our outstanding mortgages at December 31, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Summerlin III Medical Office Building III mortgage loan(a) (c)	$12,425	2.53%	2012
Auburn Medical II mortgage loan(a) (c)	7,810	5.00%	2012
700 Shadow Lane and Goldring MOBs mortgage loan(a) (c)	6,321	5.10%	2012
BRB Medical Office Building mortgage loan(c)	6,153	6.25%	2012
Apache Junction Medical Plaza mortgage loan(b)	2,645	7.38%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,868	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,435	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,585	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,495	5.50%	2015
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,561	5.50%	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,107	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,130	6.50%	2019
Tuscany Professional Building fixed rate mortgage loan(a)	6,999	5.56%	2025

Total	$96,534

(a)	Amortized principal payments made on a monthly basis.
(b)	Subsequent to December 31, 2011, this mortgage was repaid in full utilizing funds borrowed pursuant to our revolving credit facility.
(c)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility, the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2011 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term debt-fixed(a) (b)	96,534	36,914	29,423	6,854	23,343
Long-term debt-variable(c)	77,150	—	—	77,150	—
Estimated future interest payments on debt outstanding as of December 31, 2011(d)	20,464	5,986	8,305	3,812	2,361
Equity and debt financing commitments(e)	16,142	16,142	—	—	—

Total contractual obligations	$210,290	$59,042	$37,728	$87,816	$25,704

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)	The mortgages and other loans, which are non-recourse to us, have a combined fair value of approximately $97.6 million as of December 31, 2011. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $101.8 million of combined third-party debt outstanding as of December 31, 2011, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)	Consists of $77.2 million of borrowings outstanding as of December 31, 2011 under the terms of our $150 million revolving credit agreement which matures of July 24, 2015.
(d)	Assumes that all debt outstanding as of December 31, 2011, including borrowings under the revolving credit agreement, and the thirteen loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2011. We have the right to repay borrowings under the revolving credit agreement and term loans at any time during the terms of the agreements, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving credit facility.
(e)	As of December 31, 2011, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs. As of December 31, 2011, we had outstanding letters of credit amounting to $13.5 million which secured the majority of these equity and debt financing commitments. The $59.4 million of available borrowing capacity as of December 31, 2011, pursuant to the terms of our revolving credit facility, is net of the $13.5 million of standby letters of credit outstanding at that time. Our remaining financing commitments are as follows (in thousands):

Amount
Arlington Medical Properties	$1,157
Palmdale Medical Properties	3,772
Spring Valley Medical Properties II	1,208
Centennial Hills Medical Properties	1,674
Banburry Medical Properties	3,031
Sparks Medical Properties	742
Grayson Properties	3,167
Auburn Medical Properties	1,035
BRB/E Building One	352
3811 Bell Medical Properties	4

Total	$16,142

Off Balance Sheet Arrangements

As of December 31, 2011, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2011 totaled $13.5 million consisting of: (i) $3.3 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.5 million related to Banburry Medical Properties; (iv) $2.0 million related to Palmdale Medical Properties; (v) $1.1 million related to Sparks Medical Properties; (vi) $1.0 million related to Sierra Medical Properties; (vii) $478,000 related to Arlington Medical Properties; $419,000 related to Auburn Medical Properties, and $240,000 related to BRB/E Building One.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2011, 2010, and 2009, we had no outstanding interest rate swap agreements.

The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $952,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $1.0 million. The carrying value of amounts borrowed approximates fair value.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2011. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Fixed rate(a)	$36,914	$19,145	$10,278	$5,859	$995	$23,343	$96,534
Weighted average interest rates	4.4%	5.6%	5.3%	4.9%	5.8%	5.3%	5.2%
Variable rate long-term debt (b)	$—	$—	$—	$77,150	$—	$—	$77,150
Weighted average interest rates	—	—	—	2.29%	—	—	2.29%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Consists of $77.2 million of outstanding borrowings under the terms of our $150 million revolving credit agreement dated July 25, 2011.

ITEM 8.	Financial Statements and Supplementary Data

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements: See “Index to Financial Statements and Schedule”

(2)	Financial Statement Schedules: See “Index to Financial Statements and Schedule”

(3)	Exhibits:

2.1 Purchase and Sale Agreement, by and between the entities listed on Schedule 1 attached thereto and Ventas Healthcare Properties, Inc., dated as of October 7, 2011, previously filed as Exhibit 2.1 to the Trust’s Current Report on Form 8-K dated October 7, 2011, is incorporated herein by reference.

2.2 Agreement for Purchase and Sale of Property and Escrow Instructions, dated June 2, 2011, by and between the Trust and LPMA, L.P., as amended, previously filed as Exhibit 2.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

2.3 Agreement for Purchase and Sale of Property and Escrow Instructions, dated July 19, 2011, by and between the Trust and PM Forney MOB, L.P., as amended, previously filed as Exhibit 2.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

2.4*** Purchase and Sale Agreement, by and between the Trust and Tuscany Professional Building, L.P., dated as of December 7, 2011.

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

10.2 Agreement dated December 9, 2011, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.8 Credit Agreement, dated as of July 25, 2011, by and among the Trust, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

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

101.INS ** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Schedules, exhibits and appendices omitted pursuant to Item 601(b)(2) of Regulation S-K. The Trust agrees to furnish supplementally a copy of such schedules, exhibits and appendices, or any section thereof, to the Securities and Exchange Commission upon request.

Exhibits, other than those incorporated by reference, have been included in copies of this Annual Report filed with the Securities and Exchange Commission. Shareholders of the Trust will be provided with copies of those exhibits upon written request to the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH REALTY INCOME TRUST

By:	/S/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2012

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 13, 2012

/S/ RANDALL C. STEIN Randall C. Stein	Trustee	March 13, 2012

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 13, 2012

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 13, 2012

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 13, 2012

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2012

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2011	December 31, 2010
Assets:
Real Estate Investments:
Buildings and improvements	$338,648	$180,750
Accumulated depreciation	(74,865)	(74,683)

	263,783	106,067
Land	24,850	19,190

Net Real Estate Investments	288,633	125,257

Investments in and advances to limited liability companies (“LLCs”)	33,057	80,442

Other Assets:
Cash and cash equivalents	11,649	987
Base and bonus rent receivable from UHS	1,982	1,964
Rent receivable—other	2,056	912
Intangible assets (net of accumulated amortization of $1.2 million and $386 at December 31, 2011 and 2010, respectively)	28,081	1,080
Deferred charges, notes receivable and other assets, net	5,471	5,493

Total Assets	$370,929	$216,135

Liabilities:
Line of credit borrowings	$77,150	$52,600
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.1 million and $0 at December 31, 2011 and 2010, respectively)	97,686	14,963
Accrued interest	473	113
Accrued expenses and other liabilities	4,984	2,333
Tenant reserves, escrows, deposits and prepaid rents	1,691	616

Total Liabilities	181,984	70,625

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2011—12,666,824; 2010—12,653,169	127	127
Capital in excess of par value	213,566	213,209
Cumulative net income	447,398	373,604
Cumulative dividends	(472,230)	(441,527)

Total Universal Health Realty Income Trust Shareholders’ Equity	188,861	145,413
Non-controlling equity interest	84	97

Total Equity	188,945	145,510

Total Liabilities and Equity	$370,929	$216,135

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues:
Base rental—UHS facilities	$13,150	$13,142	$14,413
Base rental—Non-related parties	10,392	9,528	10,434
Bonus rental—UHS facilities	4,191	4,097	4,199
Tenant reimbursements and other—Non-related parties	1,654	2,004	2,696
Tenant reimbursements and other—UHS facilities	107	107	172

	29,494	28,878	31,914

Expenses:
Depreciation and amortization	7,306	6,286	6,399
Advisory fees to UHS	2,008	1,852	1,606
Other operating expenses	5,581	5,439	5,977
Transaction costs	518	0	0
Provision for asset impairment	5,354	0	0

	20,767	13,577	13,982

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains, net	8,727	15,301	17,932
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	28,576	0	0
Equity in income of unconsolidated LLCs	3,058	2,948	3,092

Gain on divestitures of properties owned by unconsolidated LLCs, net	35,835	0	0
Interest expense, net	(2,402)	(1,939)	(2,448)

Net income	$73,794	$16,310	$18,576

Basic earnings per share	$5.84	$1.33	$1.56

Diluted earnings per share	$5.83	$1.33	$1.56

Weighted average number of shares outstanding—Basic	12,644	12,259	11,891
Weighted average number of share equivalents	5	3	6

Weighted average number of shares and equivalents outstanding—Diluted	12,649	12,262	11,897

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	UHT Shareholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Amount
January 1, 2009	11,866	$119	$189,347	$338,718	($383,256)	$144,928	$167	$145,095
Shares of Beneficial Interest:
Issued	223	2	5,925	—	—	5,927	—	5,927
Partial settlement of dividend equivalent rights	—	—	(349)	—	—	(349)	—	(349)
Restricted stock-based compensation expense	—	—	178	—	—	178	—	178
Stock-based compensation expense	—	—	108	—	—	108	—	108
Capital contributions from non-controlling interests	—	—	—	—	—	—	51	51
Dividends ($2.38/share)	—	—	—	—	(28,406)	(28,406)	—	(28,406)
Comprehensive income:
Net income	—	—	—	18,576	—	18,576	4	18,580

Total—comprehensive income	—	—	—	18,576	—	18,576	4	—

January 1, 2010	12,089	121	195,209	357,294	(411,662)	140,962	222	141,184
Shares of Beneficial Interest:
Issued	564	6	17,791	—	—	17,797	—	17,797
Partial settlement of dividend equivalent rights	—	—	(134)	—	—	(134)	—	(134)
Restricted stock-based compensation expense	—	—	265	—	—	265	—	265
Stock-based compensation expense	—	—	78	—	—	78	—	78
Dividends ($2.415/share)	—	—	—	—	(29,865)	(29,865)	—	(29,865)
Deconsolidation of two non-controlling interests							(110)	(110)
Comprehensive income:
Net income (loss)	—	—	—	16,310	—	16,310	(15)	16,295

Total—comprehensive income	—	—	—	16,310	—	16,310	(15)	—

January 1, 2011	12,653	127	213,209	373,604	(441,527)	145,413	97	145,510
Shares of Beneficial Interest:
Issued	14	—	238	—	—	238	—	238
Partial settlement of dividend equivalent rights	—	—	(162)	—	—	(162)	—	(162)
Restricted stock-based compensation expense	—	—	269	—	—	269	—	269
Stock-based compensation expense	—	—	12	—	—	12	—	12
Dividends ($2.425/share)	—	—	—	—	(30,703)	(30,703)	—	(30,703)
Comprehensive income:
Net income (loss)	—	—	—	73,794	—	73,794	(13)	73,781

Total—comprehensive income	—	—	—	73,794	—	73,794	(13)	—

December 31, 2011	12,667	$127	$213,566	$447,398	($472,230)	$188,861	$84	$188,945

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$73,794	$16,310	$18,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,306	6,286	6,399
Provision for asset impairment	5,354	0	0
Restricted/stock-based compensation expense	281	343	286
Gain on purchase of minority interests in majority-owned LLCs before transaction costs	(28,877)	0	0
Gain on divestitures of properties owned by unconsolidated LLCs before transaction costs	(36,300)	0	0
Changes in assets and liabilities:
Rent receivable	(455)	58	(92)
Accrued expenses and other liabilities	221	419	(84)
Tenant reserves, escrows, deposits and prepaid rents	4	(156)	98
Accrued interest	39	49	(48)
Other, net	5	(260)	(151)

Net cash provided by operating activities	21,372	23,049	24,984

Cash flows from investing activities:
Investments in LLCs	(3,788)	(15,578)	(10,988)
Repayments of advances made to LLCs	8,718	604	781
Advances made to LLCs	(11,541)	(9,547)	(2,142)
Cash distributions in excess of income from LLCs	5,260	3,436	4,100
Cash distributions of refinancing proceeds from LLCs	2,111	6,852	2,789
Repayment of advance made to third-party partners	3,967	0	0
Additions to real estate investments	(776)	(969)	(6,902)
Deposits on real estate assets	(634)	0	0
Net cash paid for acquisition of medical office buildings	(39,578)	0	0
Payment of assumed liabilities on acquired properties	(621)	0	0
Cash paid to acquire minority interests in majority-owned LLCs	(4,408)	0	0
Cash proceeds received from divestiture of property owned by unconsolidated LLCs, net	33,836	0	0
Increase in cash and cash equivalents due to recording of LLCs on a consolidated basis	4,170	0	0
Decrease in cash and cash equivalents due to recording of LLCs on unconsolidated basis	0	(2,100)	0

Net cash used in investing activities	(3,284)	(17,302)	(12,362)

Cash flows from financing activities:
Net borrowings on line of credit	24,550	3,800	9,800
Proceeds from mortgages and other notes payable	0	5,250	3,878
Repayments of mortgages and other notes payable	(291)	(4,248)	(1,103)
Financing costs paid, new Revolving Credit Facility	(1,064)	0	0
Financing costs paid on mortgage notes payable	0	(398)	0
Dividends paid	(30,703)	(29,865)	(28,406)
Partial settlement of dividends equivalent rights	(162)	(134)	(349)
Issuance of shares of beneficial interest, net	244	17,797	5,927
Capital contributions from non-controlling interests	0	0	51

Net cash used in financing activities	(7,426)	(7,798)	(10,202)

Increase/(decrease) in cash and cash equivalents	10,662	(2,051)	2,420
Cash and cash equivalents, beginning of period	987	3,038	618

Cash and cash equivalents, end of period	$11,649	$987	$3,038

Supplemental disclosures of cash flow information:
Interest paid	$2,216	$1,895	$2,299

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$6,999	$0	$0

Consolidation (2011) and deconsolidation (2010) of LLCs:
Net real estate investments	133,080	$23,852	0
Cash and cash equivalents	4,170	2,100	0
Intangible assets	20,890	0	0
Rent receivable - other	687	0	0
Other assets	2,944	688	0
Mortgage and note payable	76,111	21,506	0
Other liabilities	3,025	755	0
Third-party equity interests	0	110	0
Gain on purchase of minority interests in majority-owned LLCs	28,877	0	0

Investment in LLCs	($53,758)	($4,269)	$0

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of February 29, 2012, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including fourteen owned by various unconsolidated limited liability companies (“LLCs”), and;

•	four preschool and childcare centers.

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded for our consolidated and unconsolidated medical office buildings (“MOBs”) relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, scheduled rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in our lessee’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Intangible assets include the value of in-place leases at the time of acquisition. The intangible assets will be amortized over the remaining lease terms (aggregate weighted average of 3.9 years) and have an estimated aggregate amortization expense of $7.6 million, $7.5 million, $4.2 million, $3.2 million and $2.0 million for 2012, 2013, 2014, 2015 and 2016, respectively. Amortization expense on intangible assets was $836,000 for the year ended December 31, 2011 and $133,000 for each of the years ended December 31, 2010 and 2009. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The value of intangible assets is amortized over the remaining lease term.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

During the fourth quarter of 2011, we recorded an asset impairment charge of $5.4 million in connection with an MOB located on a medical campus in Atlanta, Georgia. The asset impairment charge was recorded after evaluation of property and location-specific factors including pressure on rental and occupancy rates caused, in part, by the impact of continued unfavorable economic conditions in the market as well as competitive pressures caused by increased capacity added to the market. The fair value of this property was determined based upon the present value of the expected future cash flows.

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

Investments in Limited Liability Companies (“LLCs”):    Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At December 31, 2011, we have non-controlling equity investments or commitments in fourteen LLCs which own medical office buildings (“MOBs”). As of December 31, 2011, we accounted for: (i) thirteen of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

As a result of master lease arrangements between UHS and various LLCs in which we hold majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

In addition, at December 31, 2011, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as discussed herein (see Notes 3 and 8 for additional disclosure).

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $310 million and $206 million, respectively, at December 31, 2011 and $198 million and $126 million, respectively, at December 31, 2010.

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

Fair Value

Fair value is a market-based measurement, not an entity-specific measurement and determined based upon the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances when it is necessary to establish the fair value of our real estate investments and investments in LLCs we use unobservable inputs which are typically based on our own assumptions.

The fair value of our real estate investments, components of real estate investments and debt assumed in conjunction with acquisition and impairment activity, are considered to be Level 3 valuations as they are primarily based upon an income capitalization approach. Significant inputs into the models used to determine fair value of real estate investments and components of real estate investments include future cash flow projections, holding period, terminal capitalization rate and discount rates. Additionally the fair value of land takes into consideration comparable sales, as adjusted for site specific factors. Significant inputs into the models used to determine the fair value of assumed mortgages included the outstanding balance, term, stated interest rate and current market rate of the mortgage.

The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to the consolidated financial statements.

See Note 3-Acquisitions and Dispositions, for disclosure related to the $28.6 million net gain recorded during 2011 in connection with the fair value recognition of the assets and liabilities, including third-party debt, resulting from the purchase of minority ownership interests in majority-owned LLCs.

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

Accounting Standards

Presentation of Comprehensive Income:    In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 55% of our total revenue for the five years ended December 31, 2011 (approximately 55%, 56% and 51% for the years ended December 31, 2011, 2010 and 2009, respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2011 (approximately 19% for each of the years ended December 31, 2011 and 2010 and 20% for the year ended December 31, 2009). In addition, twelve MOBs, owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS.

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

On May 19, 2011, certain subsidiaries of UHS provided the required notice to us exercising the 5-year renewal options on the following hospital facilities which extended the existing lease terms to December, 2016:

•	McAllen Medical Center

•	Wellington Regional Medical Center

•	Southwest Healthcare System—Inland Valley Campus

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.0 million has been funded as of December 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of December 31, 2011, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan of $6.4 million, which is non-recourse to us, outstanding as of December 31, 2011. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.7 million has been funded as of December 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.3 million, which is non-recourse to us, outstanding as of December 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.4 million in equity and debt financing, of which $1.2 million has been funded as of December 31, 2011, in exchange for a 95% non-controlling equity interest in an LLC

(Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $13.1 million, which is non-recourse to us, outstanding as of December 31, 2011. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2009, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased, effective January 1, 2010, to 0.65% (from 0.60%) of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory Agreement was renewed for 2012 at the same terms and conditions as 2011.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2011, 2010 or 2009 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.0 million during 2011, $1.9 million during 2010 and $1.6 million during 2009 and were based upon average invested real estate assets of $309 million, $285 million and $268 million during 2011, 2010 and 2009, respectively.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2011 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership:    As of December 31, 2011 and 2010, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 55%, 56% and 51% of our consolidated revenues for the years ended

December 31, 2011, 2010 and 2009, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3)	ACQUISITIONS AND DISPOSITIONS

2012:

Acquisition:

In January, 2012, we purchased, as part of a planned, like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, the PeaceHealth Medical Clinic, a single-tenant medical office building consisting of approximately 99,000 rentable square feet, located in Bellingham, Washington. The property was purchased for approximately $30.4 million, including the assumption of approximately $22.4 million of third-party financing. The net tangible and intangible property preliminary asset allocation of the total purchase price will be recorded during the first quarter of 2012, subject to a third-party appraisal and will be based upon their respective fair value at acquisition.

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer has assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds, net of closing costs and the minority members’ share of the proceeds. The estimated gain of approximately $7 million on this divestiture will be included in our consolidated statement of income during the first quarter of 2012.

2011:

Acquisitions:

In June, July and December, 2011, utilizing a qualified third-party intermediary in connection with planned like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, we purchased the:

•

Lake Pointe Medical Arts Building—a 50,974 square foot, multi-tenant, medical office building located in Rowlett, Texas, which was acquired in June, 2011, for $12.2 million; the weighted average remaining lease term at the date of acquisition was 6.5 years;

•

Forney Medical Plaza—a 50,946 square foot, multi-tenant medical office building located in Forney, Texas, which was acquired in July, 2011, for $15.0 million; the weighted average remaining lease term at the date of acquisition was 6.2 years;

•

Tuscan Professional Building—a 53,000 square foot, multi-tenant medical office building located in Irving, Texas, which was acquired in December, 2011, for $15.5 million, including the assumption of $7.0 million of third-party financing; the weighted average remaining lease term at the date of acquisition was 4.3 years, and;

•

Emory at Dunwoody Building—a 50,344 square foot single-tenant medical office building located in Atlanta, Georgia, which was acquired in December, 2011, for $5.1 million; the weighted average remaining lease term at the date of acquisition was 13.5 years.

The aggregate purchase price of $47.8 million for these MOBs was preliminarily allocated to the assets acquired consisting of tangible property ($40.9 million) and identified intangible assets ($6.9 million), based on their respective fair values at acquisition, primarily determined by third-party appraisals, as detailed in the table below. Intangible assets include the value of the in-place leases at the time of acquisition.

Land	$3,892
Buildings and improvements	36,940
Intangible assets	6,943
Other assets	31

Total purchase price	47,806
Liabilities (real property and operating)	(1,229)
Debt	(6,999)

Net cash paid	$39,578

For these MOBs acquired during 2011, we recorded aggregate revenue of $1.8 million and aggregate net income of approximately $474,000, excluding transaction expenses.

In addition, on December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs. The aggregate cash expenditure made by us in connection with the purchase of these membership interests in the various LLCs, including closing costs, was approximately $4.4 million. As a result of these transactions, current accounting standards require that the Trust record each property’s assets and liabilities at their fair values and record a non-cash gain or loss for the difference between the fair values and the equity method carrying value of each investment. The aggregate fair values of these MOBs was preliminarily allocated to the assets acquired consisting of tangible property ($133.1 million) and identified intangible assets ($20.9 million), determined by third-party appraisals. As a result of the purchase of these minority interests, we recorded aggregate revenue of $991,000 during 2011. There was no material impact on our net income, other than the gain, as a result of the consolidation of these LLCs subsequent to this transaction.

In the aggregate, the purchase of these membership interests resulted in a $28.6 million gain (net of related transaction costs totaling approximately $300,000) on the fair value recognition resulting from the purchase of minority interests in majority-owned LLCs which is included in our consolidated statements of income for the year ended December 31, 2011. The table below reflects each of the LLCs in which we purchased the minority ownership interests, the location and property owned by the LLC, our previous noncontrolling, majority ownership interest and the noncontrolling, minority ownership interests purchased by us.

Name of LLC:	Property owned by LLC:	City	State	Trust’s previous ownership %	Minority ownership % purchased
653 Town Center Investments	Summerlin Hospital MOB(1)	Las Vegas	NV	95%	5%
653 Town Center Phase II	Summerlin Hospital MOB II(1)	Las Vegas	NV	98%	2%
Auburn Medical Properties II	Auburn Medical Office Building II(1)	Auburn	WA	95%	5%
ApaMed Properties	Apache Junction Medical Plaza	Apache J.	AZ	85%	15%
Banburry Medical Properties	Summerlin Hospital MOB III(1)	Las Vegas	NV	95%	5%
BRB/E Building One	BRB Medical Office Building	Kingwood	TX	95%	5%
Centennial Medical Properties	Centennial Hills Medical Office Bldg. I(1)	Las Vegas	NV	95%	5%
DesMed	Desert Springs Medical Plaza(1)	Las Vegas	NV	99%	1%
Gold Shadow Properties	700 Shadow Lane & Goldring MOBs(1)	Las Vegas	NV	98%	2%
Spring Valley Medical Properties	Spring Valley Medical Office Building(1)	Las Vegas	NV	95%	5%
Spring Valley Medical Properties II	Spring Valley Medical Office Building II(1)	Las Vegas	NV	95%	5%

(1)	Tenants of this medical office building include subsidiaries of UHS.

Divestitures:

On November 30, 2011 and December 16, 2011, eight LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings and related real property. As partial consideration for the transaction, the buyer assumed certain existing third-party mortgage debt related to the properties. For certain of the LLCs, the sale of the medical office buildings were part of a series of planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. The divestiture by the eight LLCs generated approximately $33.8 million of aggregate cash proceeds (a portion of which were sent to qualified third-party intermediaries), net of closing costs and the minority members’ share of the proceeds. In the aggregate, these transactions also resulted in a $35.8 million gain (net of related transaction costs of approximately $500,000). on divestiture which is included in our consolidated statements of income for the year ended December 31, 2011. The following table represents each of the eight LLCs that was a selling party, the location and property owned by the LLC and our former noncontrolling, majority ownership interest:

Name of LLC:	Property owned by LLC:	City	State	Trust’s Former Ownership %
Cobre Properties	Cobre Valley Medical Plaza	Globe	AZ	95%
Deerval Properties	Deer Valley Medical Office II	Phoenix	AZ	90%
Deerval Properties II	Deer Valley Medical Office III	Phoenix	AZ	95%
Deerval Parking Company(a)	Deer Valley Parking Garage	Phoenix	AZ	93%
DSMB Properties	Desert Samaritan Hospital MOBs	Mesa	AZ	76%
Litchvan Investments	Papago Medical Park	Phoenix	AZ	89%
Paseo Medical Properties II	Thunderbird Paseo Medical Plaza I & II	Glendale	AZ	75%
Willetta Medical Properties(b)	Edwards Medical Plaza	Phoenix	AZ	90%

(a)	Deerval Parking Company, LLC, which owned the real property of a parking garage located near Deer Valley Medical Office Buildings I & II, was 50% owned by each of Deerval Properties and Deerval Properties II.

(b)	The membership interest of this entity was held by a master LLC in which the Trust held a 90% noncontrolling ownership interest.

Assuming these 2011 acquisitions and divestitures occurred on January 1, 2010, our 2010 pro forma net revenues would have been approximately $48.7 million and our 2010 proforma net income would have been approximately $10.4 million, or $0.85 per diluted share. Our 2011 pro forma net revenues would have been approximately $49.8 million and our pro forma net income would have been approximately $4.6 million, or $0.37 per diluted share, without giving effect to the gains and transaction costs recorded during 2011. Our 2011 reported (and pro forma) net income included a provision for asset impairment of $5.4 million, or $0.42 per diluted share, as discussed herein.

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

All of our leases are classified as operating leases with initial terms ranging from 3 to 20 years with up to five additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent, are as follows (amounts in thousands):

2012	$38,029
2013	34,690
2014	31,538
2015	27,843
2016	25,835
Thereafter	40,741

Total minimum base rents	$198,676

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2011, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2011, we had $77.2 million of outstanding borrowings and $13.5 million of letters of credit outstanding against our revolving credit agreement. We had $59.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2011. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $67.8 million in 2011, $52.9 million in 2010 and $45.8 million in 2009 with corresponding effective interest rates, including commitment fees, of 1.8% in 2011, 1.1% in 2010 and 1.4% in 2009. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $77.2 million at December 31, 2011.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2011. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2011
Tangible net worth	$125,000	$160,780
Debt to total capital	< 55%	29%
Debt service coverage ratio	> 6.00 x	39.13x
Debt to cash flow ratio	< 3.50 x	1.33x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2011, with a combined outstanding balance of $96.5 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.1 million at December 31, 2011). The following table summarizes our outstanding mortgages at December 31, 2011 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Summerlin III Medical Office Building III mortgage loan(a)(c)	$12,425	2.53%	2012
Auburn Medical II mortgage loan(a)(c)	7,810	5.00%	2012
700 Shadow Lane and Goldring MOBs mortgage loan(a)(c)	6,321	5.10%	2012
BRB Medical Office Building mortgage loan(c)	6,153	6.25%	2012
Apache Junction Medical Plaza mortgage loan(b)	2,645	7.38%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,868	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,435	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,585	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,495	5.50%	2015
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,561	5.50%	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,107	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,130	6.50%	2019
Tuscany Professional Building fixed rate mortgage loan(a)	6,999	5.56%	2025

Total	$96,534

(a)	Amortized principal payments made on a monthly basis.
(b)	Subsequent to December 31, 2011, this mortgage was repaid in full utilizing borrowings under our revolving credit facility.
(c)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $97.6 million as of December 31, 2011. Changes in market rates on our fixed rate debit impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2011, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2012	$36,914
2013	19,145
2014	10,278
2015(a)	83,009
2016	995
Later	23,343

Total	$173,684

(a)	Includes repayment of $77.2 million of outstanding borrowings under the terms of our $150 million revolving credit agreement entered into in July, 2011.

(6)	DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends of $2.425 per share were declared and paid in 2011, of which $1.234 per share was ordinary income and $1.191 per share was total capital gain (total capital gain amount consists of Unrecaptured Section 1250 gain of $.716 per share and 15% rate gain of $.475 per share). Dividends of $2.415 per share were declared and paid in 2010, of which $1.613 per share was ordinary income and $.802 per share was a return of capital distribution. Dividends of $2.38 per share were declared and paid in 2009, of which $1.94 per share was ordinary income and $.44 per share was a return of capital distribution.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. Pursuant to this ATM program, we issued 184,600 shares at an average price of $31.28 per share during the fourth quarter of 2009 which generated approximately $5.3 million of net cash proceeds (net of approximately $440,000 consisting of compensation of approximately $175,000 to Merrill Lynch as well as approximately $265,000 of various other fees and expenses). During 2010 we issued 548,900 shares under this ATM program at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). There were no shares issued pursuant to our ATM Program during 2011. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of $725,000 to Merrill Lynch as well as approximately $515,000 of various other fees and expenses). As of December 31, 2011, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

(7)	INCENTIVE PLANS

As discussed in Note 1, we expense the grant-date fair value of stock options and other equity-based compensation under the straight-line method over the stated vesting period of the award using the Black-Scholes option pricing model. All of our outstanding stock options have been fully expensed as of December 31, 2011.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 28,870 shares, net of cancellations, have been issued pursuant to the terms of this plan, 13,475 of which have vested as of December 31, 2011. At December 31, 2011 there are 46,130 shares remaining for issuance under the terms of the 2007 Plan. During 2011, there were 7,395 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $41.90 per share ($309,850 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $90,000 during 2011 and the remaining expense associated with these grants (approximately $220,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the awards. During 2010, there were 8,000 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $31.59 per share ($252,720 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant. In connection with these grants, we recorded compensation expense of approximately $126,000 during 2011 and $74,000 during 2010 and the remaining expense associated with these grants (approximately $53,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the awards. During 2009, there were 7,375 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $33.89 per share ($250,000 in the aggregate). These restricted shares vested during 2011. In connection with these grants, we recorded compensation expense of approximately $52,000, $125,000 and $73,000 during 2011, 2010 and 2009, respectively. The remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest as of December 31, 2011 is approximately 11 months at December 31, 2011.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vest ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of approximately $18,000 in each of 2011 and 2010 and $36,000 in 2009. As of December 31, 2011, there were 51,000 options outstanding and exercisable under the 1997 Plan with an average exercise price of $33.89 per share.

Compensation costs of $12,000 during 2011, $78,000 during 2010 and $108,000 during 2009 was recognized related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2011, all of the outstanding stock options and DERs were fully vested and fully expensed. The outstanding stock options have a remaining weighted average life of 3.8 years.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. Dividend equivalent rights with respect to 51,000 shares were outstanding at each of December 31, 2011, 2010 and 2009. In January, 2009, $755,563 of dividend equivalents rights, which were accrued as of December 31, 2008 with respect to previously vested options, were paid to officers and Trustees of the Trust. On December 31, 2009, $149,000 of dividend equivalent rights, which were accrued as of December 31, 2009 with respect to vested options were paid to officers and Trustees of the Trust. On December 31, 2010, $150,000 of dividend equivalent rights, which were accrued as of December 31, 2010 with respect to vested options were paid to officers and Trustees of the Trust. On December 31, 2011, $178,000 of dividend equivalent rights, which were accrued as of December 31, 2011 with respect to vested options were paid to officers and Trustees of the Trust.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2009	78,000	$27.96	$36.53/$14.75
Exercised	(25,000)	$15.27	$27.65/$14.75
Cancelled	(2,000)	$35.30	$34.07/$36.53

Balance, January 1, 2010	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Balance, January 1, 2011	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Outstanding options vested and exercisable as of December 31, 2011	51,000	$33.89	$36.53/$26.09

There were no stock options exercised during 2011 or 2010. The total in-the-money value of all stock options exercised during the year ended December 31, 2009 was approximately $452,000.

The following table provides information about unvested options as of December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2011	5,750	$14.70
Granted	—	$—
Vested	(5,750)	$14.70
Cancelled	—	$—

Unvested options as of December 31, 2011	—	$—

The following table provides information about options outstanding and exercisable options at December 31, 2011:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	51,000	51,000	—
Weighted average exercise price	$33.89	$33.89	$—
Aggregate intrinsic value	$260,480	$260,480	$—
Weighted average remaining contractual life	3.8	3.8	—

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable options at December 31, 2011 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$26.09 -$26.09	1,000	$26.09	.9	1,000	$26.09
$26.25 -$30.06	11,000	27.85	1.4	11,000	27.85
$34.07 -$34.90	16,000	34.74	3.5	16,000	34.74
$36.53 -$36.53	23,000	36.53	5.2	23,000	36.53

Total	51,000	$33.89	3.8	51,000	$33.89

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

On November 30, 2011 and December 16, 2011, eight LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings and related real property. As partial consideration for the transaction, the buyer assumed certain existing third-party mortgage debt related to the properties. For certain of the LLCs, the sale of the medical office buildings were part of a series of planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. The divestiture by the eight LLCs generated approximately $33.8 million of aggregate cash proceeds (a portion of which were sent to qualified third-party intermediaries), net of closing costs and the minority members’ share of the proceeds. In the aggregate, these transactions also resulted in a $35.8 million gain on divestiture which is included in our consolidated statements of income for the year ended December 31, 2011.

On December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs. The aggregate cash expenditure made by us in connection with the purchase of these membership interests in the various LLCs, including closing costs, was approximately $4.4 million. As a result of these transactions, current accounting standards require that the Trust record each property’s assets and liabilities at their fair values and record a non-cash gain or loss for the difference between the fair values and the equity method carrying value of each investment. In the aggregate, the purchase of these membership interests resulted in a $28.6 million gain on fair value recognition resulting from the purchase of the minority interests which is included in our consolidated statements of income for the year ended December 31, 2011.

As of December 31, 2011, we had investments or commitments to invest in fourteen LLCs in which we own a noncontrolling majority ownership percentage, comprised of: (i) thirteen LLCs in which we own majority noncontrolling ownership interests and are accounted for under the equity method, and; (ii) one LLC in which we own a majority noncontrolling ownership interest and is consolidated into the results of operations since it is considered a variable interest entity. Additionally, we have 100% ownership interests in eleven LLCs as of December 12, 2011 that were accounted for under the equity method through December 11, 2011. These eleven LLCs were subsequently consolidated into the results of operations effective December 12, 2011.

The following property table represents the thirteen LLCs which were accounted for under the equity method as of December 31, 2011:

Name of LLC	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
575 Hardy Investors	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza (b.)
Sparks Medical Properties(a.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(c.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	This property was divested during the first quarter of 2012.
(c.)	We have committed to invest up to $4.4 million in equity and debt financing, of which $1.2 million has been funded as of December 31, 2011. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan of $13.1 million, which is non-recourse to us and all of which has been funded, outstanding as of December 31, 2011.

On December 12, 2011, we purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. On December 12, 2011, we began consolidating the financial data of these eleven LLCs in our consolidated financial statements. The following property table represents these eleven LLCs (the summarized financial data for these eleven LLCs through December 11, 2011, are included in the financial tables below, which summarize the combined statements of income and combined balance sheets for the LLCs accounted for under the equity method):

Name of LLC	Previous Ownership	Property Owned by LLC
653 Town Center Investments(a.)	95%	Summerlin Hospital Medical Office Building
653 Town Center Phase II(a.)(b.)	98%	Summerlin Hospital MOB II
ApaMed Properties	85%	Apache Junction Medical Plaza
Auburn Medical Properties II(a.)	95%	Auburn Medical Office Building II
Banburry Medical Properties(a.)(c.)	95%	Summerlin Hospital MOB III
BRB/E Building One	95%	BRB Medical Office Building
Centennial Medical Properties(a.)	95%	Centennial Hills Medical Office Building I
DesMed(a.)	99%	Desert Springs Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring MOBs
Spring Valley Medical Properties(a.)	95%	Spring Valley Medical Office Building
Spring Valley Medical Properties II(a.)	95%	Spring Valley Hospital Medical Office Building II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	This LLC was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC was no longer deemed to be a variable interest entity and was accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010 through December 11, 2011. Effective December 12, 2011, we began accounting for this LLC on a consolidated basis.
(c.)	This LLC was accounted for on a consolidated basis prior to January 1, 2010. During the first quarter of 2010, the master lease threshold at this facility was met; therefore, this LLC was no longer deemed to be a variable interest entity and was accounted for on an unconsolidated basis pursuant to the equity method beginning January 1, 2010 through December 11, 2011. Effective December 12, 2011, we began accounting for this LLC on a consolidated basis.

The following property table represents the eight LLCs that divested medical office buildings on November 30, 2011 and December 16, 2011 (the summarized financial data for these eight LLCs through the date of divestiture are included in the financial tables below, which summarize the combined statements of income and combined balance sheets for the LLCs accounted for under the equity method):

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	90%	Edwards Medical Plaza
Deerval Properties(a.)	90%	Deer Valley Medical Office II
Deerval Properties II(a.)	95%	Deer Valley Medical Office Building III
Deerval Parking Company(a.)	(a. )	Deer Valley Parking Garage
Cobre Properties	95%	Cobre Valley Medical Plaza

(a.)	Deerval Parking Company, LLC, which owns the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, is 50% owned by each of Deerval Properties and Deerval Properties II.

The following financial tables represent summarized financial information related to the LLCs that we accounted for under the equity method during 2011. The tables include financial information of the divested LLCs through their divestiture date, as well as the LLCs in which we held majority noncontrolling ownership interests through December 11, 2011.

Below are the combined statements of income for the LLCs accounted for under the equity method. The year ended December 31, 2011 includes the prorated amounts for the LLCs that were divested, or in which we purchased the minority ownership interests, for the period in which they were accounted for under the equity method. The year ended December 31, 2010 includes the three months ended December 31, 2010 for Summerlin Hospital MOB II which we began accounting for under the equity method on October 1, 2010, as discussed above:

	For the Year Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Revenues	$57,932	$55,770	$49,568
Operating expenses	25,503	24,196	21,454
Depreciation and amortization	13,066	12,556	10,585
Interest, net	17,630	17,379	14,798

Net income before gains on divestitures	$1,733	$1,639	$2,731

Our share of net income before gains on divestitures (a.)	$3,058	$2,948	$3,092

Our share of gains on divestitures	$35,835	$—	$—

(a.)	Our share of net income during 2011, 2010 and 2009, includes interest income earned by us on various advances made to LLCs of approximately $2.6 million, $2.3 million and $1.6 million, respectively.

Below are the combined balance sheets for the LLCs that were accounted for under the equity method as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(amounts in thousands)
Net property, including CIP	$127,755	$334,757
Other assets	12,719	27,912

Total assets	$140,474	$362,669

Liabilities	$4,949	$12,852
Mortgage notes payable, non-recourse to us	101,839	271,693
Advances payable to us	12,692	29,082
Equity	20,994	49,042

Total liabilities and equity	$140,474	$362,669

Our share of equity and advances to LLCs	$33,057	$80,442

As of December 31, 2011, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2012	$15,073
2013	7,070
2014	14,147
2015	35,563
2016	667
Later	29,319

Total	$101,839

Name of LLC	Mortgage Balance(b.)	Maturity Date
575 Hardy Investors(e.)	$9,341	02/01/2012
Sierra Medical Properties(a.)	3,866	12/31/2012
Sparks Medical Properties	5,328	02/12/2013
Grayson Properties(c.)(d.)	13,128	07/01/2014
Brunswick Associates	8,225	01/01/2015
Arlington Medical Properties	25,468	10/10/2015
DVMC Properties	4,172	11/01/2015
Canyon Healthcare Properties(f.)	16,538	12/01/2017
PCH Southern Properties	6,852	12/01/2017
PCH Medical Properties	8,921	05/01/2018

	$101,839

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loan.
(d.)	The Grayson Properties loan, relating to the Texoma Medical Plaza, was extended at the LLC’s option for three years to July 1, 2014.
(e.)	This mortgage was repaid in January, 2012, utilizing funds borrowed pursuant to our revolving credit facility and structured as a temporary member loan to the LLC, until permanent financing is finalized.
(f.)	Property was divested subsequent to December 31, 2011.

During 2008, we advanced $4.0 million to our third-party partners in a certain LLC in connection with a $4.0 million loan agreement which was fully repaid to us during the fourth quarter of 2011. Interest on this non-amortizing loan was paid to us on a quarterly basis through the repayment date.

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $14.3 million at December 31, 2011, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,676	$6,766	$7,394	$8,658	$29,494

Net income before gains and provision for asset impairment	$4,128	$3,692	$3,348	$3,569	$14,737
Provision for asset impairment	—	—	—	(5,354)	(5,354)
Net gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs(b.)	—	—	—	28,576	28,576
Net gain on divestitures of properties owned by unconsolidated LLCs(c.)	—	—	—	35,835	35,835

Net income	$4,128	$3,692	$3,348	$62,626	$73,794

Total basic earnings per share	$0.33	$0.29	$0.26	$4.95	$5.84

Total diluted earnings per share	$0.33	$0.29	$0.26	$4.95	$5.83

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues(a.)	$7,644	$7,473	$7,171	$6,590	$28,878

Net income	$4,527	$4,274	$3,387	$4,122	$16,310

Total basic earnings per share	$0.37	$0.35	$0.27	$0.33	$1.33

Total diluted earnings per share	$0.37	$0.35	$0.27	$0.33	$1.33

(a.)	On October 1, 2010, we began accounting for the Summerlin Hospital MOB II under the equity method, as previously discussed in Note 8. As a result, revenue generated from this MOB during the first three quarters of 2010 is included in the 2010 revenue amounts presented.
(b.)

As previously discussed in Note 8, on December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results of these LLCs were included in our consolidated financial statements at December 31, 2011. The revenue amounts presented for 2011 include the revenue amounts for these eleven LLCs for the 20 days of December that they were consolidated. The purchase of these membership interests resulted in a $28.6 million gain on the fair value recognition resulting from the purchase of the minority interests which is included in our consolidated statements of income for the year ended December 31, 2011.

(c.)	During the fourth quarter of 2011, as previously discussed in Note 8, eight LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings on November 30, 2011 and December 16, 2011. As a result, the net income amounts presented for 2011 include amounts only up to the divested date for each of these eight LLCs. In the aggregate, these divestitures resulted in a $35.8 million gain which is included in our consolidated statements of income for the year ended December 31, 2011.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2011

(amounts in thousands)

Description	Encumbrance	Initial Cost		Adjustments to Basis (a.)	Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2011		Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life

		Land	Building & Improv.		Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$9,043		2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	21,549		1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	13,031	(a.)	2006	1986	42 Years
The Bridgeway North Little Rock, Arkansas	—	150	5,395	4,571	150	9,966		10,116	4,944		2006	1986	35 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	4,459		1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,053		1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	759		1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	—	439	1,618	256	439	1,874		2,313	749		1995	1995	45 Years
Professional Center at King’s Crossing Kingwood, Texas	—	439	1,837	142	439	1,979		2,418	729		1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	347		1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	260		1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	282		1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	261		1992	1996	45 Years
The Southern Crescent Center I(b.)	—	1,130	5,092	(2,363)	1,130	2,729		3,859	1,844		1994	1996	45 Years
The Southern Crescent Center II(b.) Riverdale, Georgia	—	—	—	3,890	806	3,084		3,890	1,358		2000	1998	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation—December 31, 2011—(Continued)

(amounts in thousands)

Description	Encumbrance	Initial Cost		Adjustments to Basis (a.)	Gross amount at which carried at end of period					Accumulated Depreciation as of Dec. 31, 2011	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life

		Land	Building & Improv.		Land	Building & Improvements	CIP		Total
The Cypresswood Professional Center Spring,Texas	—	573	3,842	514	573	4,356			4,929	1,849	1997	1997	35 Years
701 South Tonopah Las Vegas, Nevada	—	—	1,579	—	—	1,579			1,579	774	1999	1999	25 Years
Sheffield Medical Building(c.) Atlanta, Georgia	—	1,760	9,766	(7,536)	428	3,562			3,990	49	1999	1999	25 Years
Medical Center of Western Connecticut—Bldg. 73 Danbury, Connecticut	5,107	1,151	5,176	409	1,151	5,585			6,736	2,258	2000	2000	30 Years
Palmdale Medical Plaza Palmdale, California	6,435	—	11,414	$1,240	—	12,654			12,654	1,094	2007	2007	39 Years
Kindred Hospital-Corpus Christi Corpus Christi, Texas	3,130	1,104	5,508	—	1,104	5,508			6,612	612	2008	2008	35 Years
Apache Junction Medical Plaza(d.) Apache Junction, AZ	2,645	240	3,590	—	240	3,590			3,830	10	2004	2004	30 Years
Auburn Medical Office Building(d.) Auburn, WA	7,810	—	10,200	$135	—	10,335			10,335	15	2009	2009	36 Years
BRB Medical Office Building(d.) Kingwood, Texas	6,153	430	8,970	—	430	8,970			9,400	13	2010	2010	37 Years
Centennial Hills Medical Office Building(d.) Las Vegas, NV	11,868	—	19,890	—	—	19,890			19,890	31	2006	2006	34 Years
Desert Springs Medical Plaza(d.) Las Vegas, NV	—	1,200	9,560	—	1,200	9,560			10,760	17	1998	1998	30 Years
700 Shadow Lane & Goldring MOB(d.) Las Vegas, NV	$6,321	$400	$11,300	$2	$400	$11,302	$		$11,702	$20	2003	2003	30 Years
Spring Valley Hospital MOB I(d.) Las Vegas, NV	5,495	—	9,500	—	—	9,500			9,500	15	2004	2004	35 Years
Spring Valley Hospital MOB II(d.) Las Vegas, NV	—	—	9,800	—	—	9,800			9,800	15	2006	2006	34 Years
Summerlin Hospital MOB(d.) Las Vegas, NV	9,585	460	15,440	—	460	15,440			15,900	28	1999	1999	30 Years
Summerlin Hospital MOB II(d.) Las Vegas, NV	12,561	370	16,830	—	370	16,830			17,200	30	2000	2000	30 Years
Summerlin Hospital MOB III(d.) Las Vegas, NV	12,425	—	14,900	206	—	15,106			15,106	22	2009	2009	36 Years
Emory at Dunwoody(e.) Dunwoody, GA	—	782	3,455	—	782	3,455			4,237	0	2011	2011	35 Years
Forney Medical Plaza(e.) Forney, TX	—	910	11,960	20	910	11,980			12,890	179	2011	2011	35 Years
Lake Pointe Medical Arts(e.) Rowlett, TX	—	1,100	9,000	—	1,100	9,000			10,100	142	2011	2011	35 Years
Tuscan Medical Properties(e.) Irving, TX	6,999	1,100	12,525	—	1,100	12,525			13,625	24	2011	2011	35 Years

TOTALS	$96,534	$23,342	$293,121	$47,035	$24,850	$338,648		$0	$363,498	$74,865

a.	Costs capitalized/divested subsequent to acquisition.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	During 2011, a $5.4 million provision for asset impairment was recorded in connection with the real estate assets of Sheffield Medical Building.
d.	During 2011, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. At December 31, 2011, we hold 100% of the interest and include the financial results in our consolidated financial statements.
e.	Acquired during 2011.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2011

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$199,940	$226,945	$220,904
Impact of deconsolidation of two LLCs(a.)	—	(27,599)	—
Impact of consolidation of eleven LLCs(b.)	133,080	—	—
Property additions	1,157	594	6,041
Acquisitions	40,832	—	—
Provision for asset impairment(c.)	(11,511)	—	—

Balance at December 31,	$363,498	$199,940	$226,945

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1,	$74,683	$72,405	$66,255
Impact of deconsolidation of two LLCs(a.)	—	(3,747)	—
Provision for asset impairment(c.)	(6,157)	—	—
Current year depreciation expense	6,339	6,025	6,150

Balance at December 31,	$74,865	$74,683	$72,405

(a.)	On October 1, 2010, we began accounting for the Summerlin Hospital MOB II under the equity method, as previously discussed in Note 8. Additionally, beginning in January, 2010, we began accounting for Summerlin Hospital MOB III under the equity method, as previously discussed in Note 8. As a result, these properties and the accumulated depreciation of these MOBs are not included in the 2010 property amounts presented.
(b.)	On December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results are included in our consolidated financial statements.
(c.)	During the fourth quarter of 2011, we recorded an asset impairment charge of $5.4 million ($11.5 million gross assets net of $6.1 million of accumulated depreciation) in connection with the Sheffield Medical Building located in Atlanta, Georgia.

Exhibit Index

Exhibit No.	Exhibit
2.4***	Purchase and Sale Agreement, by and between the Trust and Tuscany Professional Building, L.P., dated as of December 7, 2011.
10.2	Agreement dated December 9, 2011, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Schedules, exhibits and appendices omitted pursuant to Item 601(b)(2) of Regulation S-K. The Trust agrees to furnish supplementally a copy of such schedules, exhibits and appendices, or any section thereof, to the Securities and Exchange Commission upon request.