Form 10-Q
period 2012-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2012-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of common shares of beneficial interest outstanding at April 30, 2012 - 12,670,914

UNIVERSAL HEALTH REALTY INCOME TRUST

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Base rental - UHS facilities	$3,756	$3,261
Base rental - Non-related parties	6,732	1,987
Bonus rental - UHS facilities	1,116	1,112
Tenant reimbursements and other - Non-related parties	1,650	306
Tenant reimbursements and other - UHS facilities	97	10

	13,351	6,676

Expenses:
Depreciation and amortization	5,220	1,503
Advisory fees to UHS	533	471
Other operating expenses	3,470	971
Transaction costs	520	0

	9,743	2,945

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	3,608	3,731

Equity in income of unconsolidated LLCs	554	775

Gain on divestiture of property owned by an unconsolidated LLC, net	7,375	0

Interest expense, net	(2,023)	(378)

Net income	$9,514	$4,128

Basic earnings per share	$0.75	$0.33

Diluted earnings per share	$0.75	$0.33

Weighted average number of shares outstanding - Basic	12,652	12,638
Weighted average number of share equivalents	5	4

Weighted average number of shares and equivalents outstanding - Diluted	12,657	12,642

See accompanying notes to condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31, 2012	December 31, 2011
Assets:

Real Estate Investments:
Buildings and improvements	$364,197	$338,648
Accumulated depreciation	(77,938)	(74,865)

	286,259	263,783
Land	27,658	24,850

Net Real Estate Investments	313,917	288,633

Investments in and advances to limited liability companies (“LLCs”)	38,848	33,057

Other Assets:
Cash and cash equivalents	3,789	11,649
Base and bonus rent receivable from UHS	2,124	1,982
Rent receivable - other	2,441	2,056
Intangible assets (net of accumulated amortization of $3.3 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively)	29,570	28,081
Deferred charges, notes receivable and other assets, net	4,764	5,471

Total Assets	$395,453	$370,929

Liabilities:

Line of credit borrowings	$80,200	$77,150
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.0 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively)	116,828	97,686
Accrued interest	486	473
Accrued expenses and other liabilities	4,710	4,984
Tenant reserves, escrows, deposits and prepaid rents	2,313	1,691

Total Liabilities	204,537	181,984

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2012 - 12,670,434; 2011 - 12,666,824	127	127
Capital in excess of par value	213,754	213,566
Cumulative net income	456,912	447,398
Cumulative dividends	(479,958)	(472,230)

Total Universal Health Realty Income Trust Shareholders’ Equity	190,835	188,861
Non-controlling equity interest	81	84

Total Equity	190,916	188,945

Total Liabilities and Equity	$395,453	$370,929

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,514	$4,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,220	1,503
Restricted/stock-based compensation expense	70	75
Gain on divestiture of property owned by an unconsolidated LLC	(7,375)	0
Changes in assets and liabilities:
Rent receivable	(527)	(218)
Accrued expenses and other liabilities	(457)	(378)
Tenant reserves, escrows, deposits and prepaid rents	622	19
Accrued interest	13	(19)
Other, net	(73)	56

Net cash provided by operating activities	7,007	5,166

Cash flows from investing activities:
Investments in LLCs	(284)	(2,057)
Repayments of advances made to LLCs	436	715
Advances made to LLCs	(8,000)	(7,282)
Cash distributions in excess of income from LLCs	1,349	1,526
Additions to real estate investments	(931)	172
Deposit on real estate assets	100	0
Net cash paid for acquisition of medical office building	(7,324)	0
Payment of assumed liabilities on acquired properties	(543)	0
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	8,077	0

Net cash used in investing activities	(7,120)	(6,926)

Cash flows from financing activities:
Net borrowings on line of credit	3,050	9,400
Repayments of mortgage and other notes payable	(3,187)	(66)
Dividends paid	(7,728)	(7,655)
Issuance of shares of beneficial interest, net	118	58

Net cash (used in)/ provided by financing activities	(7,747)	1,737

Decrease in cash and cash equivalents	(7,860)	(23)
Cash and cash equivalents, beginning of period	11,649	987

Cash and cash equivalents, end of period	$3,789	$964

Supplemental disclosures of cash flow information:
Interest paid	$2,055	$398

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended March 31, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations -Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2012, we had investments or commitments in thirteen LLCs, twelve of which are accounted for by the equity method and one that is currently consolidated in our financial statements. Additionally, as previously disclosed, during the fourth quarter of 2011, we purchased the third-party minority ownership interests in eleven LLCs of which we previously held non-controlling, majority ownership interests ranging from 85% to 99%. As a result, we now own 100% of each of these entities and began recording their financial results in our financial statements on a consolidated basis, during the fourth quarter of 2011.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 31% and 62% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively. The decrease during the first quarter of 2012, as compared to the comparable quarter of the prior year, was due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 19% of the combined consolidated and unconsolidated revenue for the three month periods ended March 31, 2012 and 2011, respectively. In addition, twelve medical office buildings (“MOBs”), owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.0 million has been funded as of March 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of March 31, 2012, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The LLC has a third-party term loan of $6.4 million, which is non-recourse to us, outstanding as of March 31, 2012. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.5 million has been funded as of March 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.3 million, which is non-recourse to us, outstanding as of March 31, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.4 million in equity and debt financing, of which $1.2 million has been funded as of March 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $13.1 million, which is non-recourse to us, outstanding as of March 31, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first quarter of 2012 or 2011 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $533,000 and $471,000 for the three months ended March 31, 2012 and 2011, respectively, and were based upon average invested real estate assets of $328 million and $290 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of March 31, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Share Ownership: As of March 31, 2012 and December 31, 2011, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 31% and 62% of our consolidated revenues for the three months ended March 31, 2012 and 2011, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

We declared and paid dividends of $7.7 million, or $.61 per share, during the first quarter of 2012 and $7.7 million, or $.605 per share, during the first quarter of 2011.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2012:

Acquisition:

In January, 2012, we purchased, as part of a planned, like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, the PeaceHealth Medical Clinic, a single-tenant medical office building consisting of approximately 99,000 rentable square feet, located in Bellingham, Washington. The property was purchased for approximately $30.4 million, including the assumption of approximately $22.4 million of third-party financing. The aggregate purchase price of this MOB was preliminarily allocated to the assets and liabilities acquired consisting of tangible property ($26.8 million) and identified intangible assets ($3.6 million), based on the respective fair values at acquisition, as determined by an appraisal. Intangible assets include the value of the in-place lease at the time of acquisition and will be amortized over the average remaining lease term of approximately ten years.

Land	$2,500
Buildings and improvements	24,336
Intangible assets	3,600

Total purchase price	30,436
Liabilities	(137)
Deposit funded in 2011	(534)
Debt	(22,441)

Net cash paid in 2012	$7,324

For this MOB acquired during 2012, we recorded revenue of $531,000 and net income of approximately $63,000, excluding transaction expenses of $520,000 for the three - months ended March 31, 2012.

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer has assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income during the first quarter of 2012.

Assuming the 2012 acquisition and divestiture, as well as the 2011 acquisitions and divestitures as previously disclosed, occurred on January 1, 2011, our 2011 pro forma net revenues for the three months ended March 31, 2011 would have been approximately $13.1 million and our 2011 proforma net income for the three months ended March 31, 2011 would have been approximately $3.1 million, or $0.24 per diluted share. Assuming the 2012 acquisition and divestiture occurred on January 1, 2012, our 2012 pro forma net revenues would have been approximately $13.5 million for the three months ended March 31, 2012 and our pro forma net income would have been approximately $2.7 million, or $0.21 per diluted share for the three months ended March 31, 2012, without giving effect to the gains and transaction costs recorded during each of 2012 and 2011.

There were no acquisitions or dispositions during the first three months of 2011.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the Financial Accounting Standards Board’s (“FASB”) standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In December, 2011, as previously disclosed in the 2011 Annual Report on Form 10-K, we purchased the third-party minority ownership interests in eleven LLCs of which we previously held non-controlling, majority ownership interests ranging from 85% to 99%. As a result, we now own 100% of each of these entities and began recording their financial results in our financial statements on a consolidated basis. Prior to December, 2011, the financial results of these LLCs were included in our financial statements on an unconsolidated basis under the equity method of accounting. With the exception of no longer providing for the third-party’s share of the operating results of these entities, there was no material impact on our net income as a result of the consolidation of these entities.

At March 31, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of March 31, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

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

The following property table represents the twelve LLCs in which we own a noncontrolling, majority ownership percentage and were accounted for under the equity method as of March 31, 2012:

Name of LLC	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
575 Hardy Investors	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(b.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have committed to invest up to $4.4 million in equity and debt financing, of which $1.2 million has been funded as of March 31, 2012. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party construction loan of $13.1 million, which is non-recourse to us and all of which has been funded, outstanding as of March 31, 2012.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2012 and 2011:

	Three Months Ended March 31,
	(amounts in thousands)
	2012(b.)	2011
Revenues	$5,638	$14,753

Operating expenses	2,418	6,572
Depreciation and amortization	1,116	3,289
Interest, net	1,555	4,474

Net income	$549	$418

Our share of net income (a.)	$554	$775

(a.)	Our share of net income for the three months ended March 31, 2012 and 2011 includes interest income earned by us on various advances made to LLCs of approximately $383,000 and $633,000, respectively.
(b.)	As previously disclosed, during the fourth quarter of 2011, eleven of our previously unconsolidated investments in LLCs are now owned 100% by us and are therefore included in our financial results on a consolidated basis. Additionally, during the fourth quarter of 2011 and the first quarter of 2012, nine LLCs, in which we previously owned various noncontrolling, majority ownership interests, completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	March 31, 2012	December 31, 2011
	(amounts in thousands)
Net property, including CIP	$110,562	$127,755
Other assets	10,234	12,719

Total assets	$120,796	$140,474

Liabilities	$6,019	$4,949
Mortgage notes payable, non-recourse to us	75,552	101,839
Advances payable to us	20,447	12,692
Equity	18,778	20,994

Total liabilities and equity	$120,796	$140,474

Our share of equity and advances to LLCs	$38,848	$33,057

As of March 31, 2012, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2012	$5,037
2013	6,766
2014	13,854
2015	35,231
2016	316
Later	14,348

Total	$75,552

Name of LLC	Mortgage Balance(b.)	Maturity Date
Sierra Medical Properties(a.)	$3,847	12/31/2012
Sparks Medical Properties	5,301	02/12/2013
Grayson Properties(c.)	13,057	07/01/2014
Brunswick Associates	8,191	01/01/2015
Arlington Medical Properties	25,299	10/10/2015

Name of LLC	Mortgage Balance(b.)	Maturity Date
DVMC Properties	4,147	11/01/2015
PCH Southern Properties	6,823	12/01/2017
PCH Medical Properties	8,887	05/01/2018

	$75,552

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	This original construction loan automatically converted to a term loan commencing July 1, 2011, with a maturity date of July 1, 2014.

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, three of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first quarter of 2012 that impacted, or are expected to impact us.

In May 2011, the FASB issued an update to the accounting standard for measuring and disclosing fair value. The update modifies the wording used to describe the requirements for fair value measuring and for disclosing information about fair value measurements to improve consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update is effective for the annual and interim periods beginning after December 15, 2011. The adoption of this guidance in 2012 did not have a material impact on our consolidated financial position or results of operations as its impact was limited to disclosure requirements.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2012, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At March 31, 2012, we had $80.2 million of outstanding borrowings and $12.7 million of letters of credit outstanding against our revolving credit agreement. We had $57.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2012. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2012
Tangible net worth	$125,000	$161,265
Debt to total capital	< 55%	29.6%
Debt service coverage ratio	> 5.00 x	31.98x
Debt to cash flow ratio	< 3.50 x	1.34x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2012, with a combined outstanding balance of $115.8 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.0 million at March 31, 2012). The following table summarizes our outstanding mortgages at March 31, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Auburn Medical II mortgage loan(a) (b)	$7,768	5.00%	2012
700 Shadow Lane and Goldring MOBs mortgage loan(a) (b)	6,268	5.10%	2012
BRB Medical Office Building mortgage loan(b)	6,153	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,809	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,399	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,538	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,451	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	12,425	Floating	2016
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,497	5.50%	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,082	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,112	6.50%	2019
Tuscany Professional Building fixed rate mortgage loan(a)	6,911	5.56%	2025
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,375	5.64%	2037

Total	$115,788

(a)	Amortized principal payments made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $118.0 million as of March 31, 2012. Changes in market rates on our fixed rate debit impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of March 31, 2012, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including thirteen owned by various jointly-owned LLCs, the majority of which are unconsolidated, and;

•	four pre-school and childcare centers.

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

At March 31, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of March 31, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

In addition, at December 31, 2011 and March 31, 2012, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as previously disclosed.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of March 31, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 31% and 62% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively. The decrease during the first quarter of 2012, as compared to the comparable quarter of the prior year, was due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 19% of the combined consolidated and unconsolidated revenue for the three month periods ended March 31, 2012 and 2011, respectively. In addition, twelve medical office buildings (“MOBs”), owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements — Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three months ended March 31, 2012 includes the revenue and expenses associated with the previously disclosed LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. As a result of the purchases of the minority ownership interests, we now own 100% of these entities and therefore began consolidating the financial data of each effective December 12, 2011. Prior to these minority ownership interest purchases, we previously held noncontrolling majority ownership interests in these LLCs and they were therefore accounted for on an unconsolidated basis.

The table below for the three months ended March 31, 2011 reflects the “As Adjusted” Statement of Income for the quarter ended March 31, 2011, reflecting the revenue and expense impact of the consolidation of these various LLCs as if they had been consolidated for the period ended March 31, 2011. The “As Adjusted” amounts are used for comparison discussions in the Results of Operations, as they present both periods on a comparable basis. There was no material impact on our net income as a result of the consolidation of these LLCs.

	As reported in Consolidated Statements of Income for the Three Months Ended March 31, 2012	As reported in Consolidated Statements of Income for the Three Months Ended March 31, 2011	Three months 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted” Three Months Ended March 31, 2011	“As Adjusted” Variance
Revenues	$13,351	$6,676	$4,352	$11,028	$2,323

Expenses:
Depreciation and amortization	5,220	1,503	996	2,499	(2,721)
Advisory fees to UHS	533	471	—	471	(62)
Other operating expenses	3,470	971	1,875	2,846	(624)
Transaction costs	520	—	—	—	(520)

	9,743	2,945	2,871	5,816	(3,927)

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	3,608	3,731	1,481	5,212	(1,604)
Equity in income of unconsolidated LLCs	554	775	(420)	355	199
Gain on divestiture of property owned by an unconsolidated LLC	7,375	—	—	—	7,375
Interest expense, net	(2,023)	(378)	(1,061)	(1,439)	(584)

Net income	$9,514	$4,128	$—	$4,128	$5,386

For the quarter ended March 31, 2012, net income was $9.5 million, or $0.75 per diluted share, as compared to $4.1 million, or $0.33 per diluted share, during the comparable prior year quarter.

The increase in net income of $5.4 million during the first quarter of 2012, as compared to the comparable prior year quarter, was primarily attributable to:

•	a favorable change of $7.4 million resulting from the net gain on the divestiture of property owned by an unconsolidated LLC, as discussed above and herein;

•	an unfavorable change of $520,000 resulting from the transaction costs incurred in connection with the acquisition of the PeaceHealth Medical Clinic, as discussed above and herein;

•

an unfavorable change of $2.7 million (As Adjusted) in depreciation and amortization expense primarily due to a $1.7 million increase incurred during the first quarter of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $900,000 increase during the first quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	an unfavorable change of $584,000 (As Adjusted) in interest expense, as discussed below;

•

a favorable change of approximately $1.5 million from the net operating income (before depreciation and amortization and interest expenses) generated during the first quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	a favorable change of $199,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs, and;

•	other combined net favorable changes of approximately $100,000.

During the first quarter of 2012, we recorded a net gain of $7.4 million in connection with the sale of a medical office building by an LLC in which the Trust formerly held a noncontrolling majority ownership interest, as discussed above and herein. See Note 4 to the consolidated financial statements for additional disclosure related to this divestiture.

Interest expense, net of interest income, increased $584,000 (As Adjusted) during the first quarter of 2012 as compared to the first quarter of 2011. The increase was due primarily to: (i) an increase in our average outstanding borrowings as well as an increase in the average effective interest rate pursuant to the terms of our $150 million revolving credit agreement that commenced in July, 2011; (ii) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions of PeaceHealth Medical Clinic in January, 2012 ($22.4 million of assumed third-party financing) and the Tuscan Professional Building in December, 2011 ($7.0 million of assumed third-party financing) partially offset by; (iii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed above. The increased borrowings were used primarily to: (i) fund the purchases of the five newly acquired MOBs during 2011 and the first quarter of 2012; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during the fourth quarter of 2011 and the first quarter of 2012 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests, as previously disclosed.

During the first quarter of 2012, the five MOBs and clinics acquired during 2011 and the first quarter of 2012 generated approximately $2.0 million of revenue, and incurred approximately $500,000 of other operating expenses, $900,000 of depreciation and amortization expense, and $340,000 of interest expense.

During the three month period ended March 31, 2012, total revenue increased by $2.3 million (As Adjusted). The net increase during the three months ended March 31, 2012, as compared to the comparable prior year period, resulted primarily from: (i) $2.0 million of revenue generated during the first quarter of 2012 at the five newly acquired MOBs (acquired during 2011 and the first quarter of 2012), and; (ii) approximately $200,000 increase in revenues generated at the eleven LLCs which, effective December, 2011 when we purchased the third-party minority ownership interests, we began recording on a consolidated basis in our financial statements.

Depreciation and amortization expense increased $2.7 million (As Adjusted) during the three months ended March 31, 2012, as compared to the comparable prior year period, due primarily to: (i) a $1.7 million increase incurred during the first quarter of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, and; (ii) a $900,000 increase during the first quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.1 million and $2.6 million (As Adjusted basis), for the three-month periods ended March 31, 2012 and 2011, respectively. The increases in other operating expenses for the three-month period ended March 31, 2012 is primarily attributable to the expenses related to the five recently acquired MOBs, as previously discussed. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three-month period ended March 31, 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of a gain on divestiture of property owned by an unconsolidated LLC and transaction costs related to an acquisition, both of which occurred during the first quarter of 2012. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is reflected on the Supplemental Schedules included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income	$9,514	$4,128
Depreciation and amortization expense on consolidated investments	5,182	1,466
Depreciation and amortization expense on unconsolidated affiliates	858	2,687
Gain on divestiture of property owned by an unconsolidated LLC	(7,375)	—

Funds From Operations	8,179	8,281
Transaction costs	520	—

Adjusted Funds From Operations	$8,699	$8,281

Our FFO decreased $102,000 to $8.2 million during the first quarter of 2012 as compared to $8.3 million during the first quarter of 2011. The decrease was primarily due to: (i) a favorable change of $5.4 million resulting from the increase in net income, as discussed above; (ii) plus a $1.9 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) due primarily to the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, and; (iii) less the $7.4 million gain recorded during the first quarter of 2012 on divestiture of property owned by an unconsolidated LLC.

Our AFFO increased $418,000 during the first quarter of 2012 over the comparable quarter of 2011. The increase in AFFO during the first quarter of 2012, as compared to the comparable quarter of 2011, was attributable to: (i) the above-mentioned $102,000 decrease in FFO, offset by; (ii) the $520,000 add-back of the transaction costs incurred during the first quarter of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $7.0 million and $5.2 million during the three-month periods ended March 31, 2012 and 2011, respectively.

The $1.8 million net increase was attributable to:

•

a favorable change of $1.7 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	an unfavorable change of $309,000 in rent receivable, primarily resulting from an increase in receivables at various MOBs, including the five acquired during 2011 and first quarter of 2012;

•	an unfavorable change of $79,000 in accrued expenses and other liabilities;

•

a favorable change of $603,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from increased prepaid rents collected from various MOBs, including the medical clinic acquired during the first quarter of 2012, and;

•	other net unfavorable changes of approximately $100,000

Net cash used in investing activities

Net cash used in investing activities was $7.1 million during the three months ended March 31, 2012 as compared to $6.9 million during the three months ended March 31, 2011.

During the three-month period ended March 31, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt; (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic, as discussed above; (iii) $931,000 on additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $543,000 for settlement of assumed liabilities related to newly acquired MOBs, and; (v) $284,000 in equity investments in various of our unconsolidated LLCs. In addition, during the three-month period ended March 31, 2012, we received: (i) $436,000 in repayments of advances previously made to unconsolidated LLCs; (ii) $1.3 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC, as discussed above.

During the three-month period ended March 31, 2011, we funded: (i) $7.3 million of advances to LLCs ($5.6 million of which was repaid to us during the second quarter of 2011), and; (ii) $2.1 million of equity investments in LLCs. Also during the three-month period ended March 31, 2011, we received: (i) $715,000 in repayments of advances to LLCs; (ii) $1.5 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) a net MOB construction-related refund of $172,000.

Net cash provided by/(used in) financing activities

Net cash used in financing activities was $7.7 million during the three months ended March 31, 2012 as compared to $1.7 million of net cash provided by financing activities during the three months ended March 31, 2011.

During the three-month period ended March 31, 2012, we: (i) received $3.1 million of additional net borrowings on our revolving line of credit, and; (ii) generated $118,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2012, we paid: (i) $3.2 million on mortgage and other notes payable that are non-recourse to us, and; (ii) $7.7 million of dividends.

During the three month period ended March 31, 2011, we: (i) received $9.4 million of additional net borrowings on our revolving line of credit, and; (ii) generated $58,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2011, we paid: (i) $66,000 on mortgage and other notes payable that are non-recourse to us, and; (ii) $7.7 million of dividends.

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. There were no shares issued pursuant to our ATM Program during the first three months of 2012. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of approximately $725,000 to Merrill Lynch as well as $515,000 of various other fees and expenses). As of March 31, 2012, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2012 and 2011:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $7.0 million and $5.2 million during the three-month periods ended March 31, 2012 and 2011, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first quarter of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.3 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $8.3 million and $6.7 million of net cash during the three months ended March 31, 2012 and 2011, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $7.7 million during each of the three month periods ended March 31, 2012 and 2011. During the first quarter of 2012, the cash generated from the operating activities of our properties ($8.3 million) exceeded the dividends paid ($7.7 million) by approximately $600,000. During the first quarter of 2011, the $6.7 million of net cash generated related to operating activities was approximately $1.0 million less than the $7.7 million of dividends paid during the prior year quarter. The shortfall experienced during the first quarter of 2011 was attributable to certain operating factors being experienced at that time.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2012 and 2011. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances, made from us to LLCs ($436,000 and $715,000 for the three months ended March 31, 2012 and 2011, respectively); (ii) refunds of deposits on real estate assets ($100,000 for the three months ended March 31, 2012); (iii) net borrowings on our revolving credit agreement ($3.1 million and $9.4 million for the three months ended March 31, 2012 and 2011, respectively), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($118,000 and $58,000 for the three months ended March 31, 2012 and 2011, respectively). In addition, during the first quarter of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($284,000 and $2.1 million for the three months ended March 31, 2012 and 2011, respectively); (ii) advances made to LLCs ($8.0 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively); (iii) net real estate additions/(reductions) ($931,000 and ($172,000)) for the three months ended March 31, 2012 and 2011, respectively), and; (iv) repayments of mortgage and other notes payable ($3.2 million and $66,000 for the three months ended March 31, 2012 and 2011, respectively). Additionally, during the first quarter of 2012, we had additional uses of cash consisting of: (i) $7.3 million for the acquisition of a medical clinic located in Bellingham, Washington, and; (ii) $543,000 of payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market equity issuance program (which has $25.9 million of gross proceeds remaining for issuance as of March 31, 2012); (ii) borrowings under our existing $150 million revolving credit facility agreement (which has $57.1 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2012); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2012, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At March 31, 2012, we had $80.2 million of outstanding borrowings and $12.7 million of letters of credit outstanding against our revolving credit agreement. We had $57.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2012. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		March 31, 2012
Tangible net worth	$125,000		$161,265
Debt to total capital	< 55%		29.6%
Debt service coverage ratio	> 5.00	x	31.98	x
Debt to cash flow ratio	< 3.50	x	1.34	x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2012, with a combined outstanding balance of $115.8 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.0 million at March 31, 2012). The following table summarizes our outstanding mortgages at March 31, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
Auburn Medical II mortgage loan(a) (b)	$7,768	5.00%	2012
700 Shadow Lane and Goldring MOBs mortgage loan(a) (b)	6,268	5.10%	2012
BRB Medical Office Building mortgage loan(b)	6,153	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,809	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,399	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,538	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,451	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	12,425	Floating	2016
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,497	5.50%	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,082	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,112	6.50%	2019
Tuscany Professional Building fixed rate mortgage loan(a)	6,911	5.56%	2025
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,375	5.64%	2037

Total	$115,788

(a)	Amortized principal payments made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $118 million as of March 31, 2012. Changes in market rates on our fixed rate debit impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2012, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2012 totaled $12.7 million consisting of: (i) $3.1 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.3 million related to Banburry Medical Properties; (iv) $2.0 million related to Palmdale Medical Properties; (v) $1.0 million related to Sierra Medical Properties; (vi) $802,000 related to Sparks Medical Properties; (vii) $478,000 related to Arlington Medical Properties; (viii) $268,000 related to Auburn Medical Properties, and; (ix) $240,000 related to BRB/E Building One.

Acquisition and Divestiture Activity

Please see Note 4 to the Condensed Consolidated Financial Statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2012. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 8, 2012	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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