Form 10-Q
period 2012-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2012-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of common shares of beneficial interest outstanding at July 31, 2012 - 12,683,970

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2012 and 2011

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Base rental - UHS facilities	$3,732	$3,261	$7,488	$6,522
Base rental - Non-related parties	6,910	2,064	13,642	4,051
Bonus rental - UHS facilities	1,038	1,092	2,154	2,204
Tenant reimbursements and other - Non-related parties	1,875	332	3,525	638
Tenant reimbursements and other - UHS facilities	111	17	208	27

	13,666	6,766	27,017	13,442

Expenses:
Depreciation and amortization	5,001	1,539	10,221	3,042
Advisory fees to UHS	521	480	1,054	951
Other operating expenses	4,196	1,414	7,666	2,385
Transaction costs	129	0	649	0

	9,847	3,433	19,590	6,378

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	3,819	3,333	7,427	7,064
Equity in income of unconsolidated LLCs	604	727	1,158	1,502
Gain on divestiture of property owned by an unconsolidated LLC, net	0	0	7,375	0
Interest expense, net	(1,956)	(368)	(3,979)	(746)

Net income	$2,467	$3,692	$11,981	$7,820

Basic earnings per share	$0.19	$0.29	$0.95	$0.62

Diluted earnings per share	$0.19	$0.29	$0.95	$0.62

Weighted average number of shares outstanding - Basic	12,658	12,642	12,655	12,640
Weighted average number of share equivalents	6	9	5	7

Weighted average number of shares and equivalents outstanding - Diluted	12,664	12,651	12,660	12,647

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2012	December 31, 2011
Assets:

Real Estate Investments:
Buildings and improvements	$365,667	$338,648
Accumulated depreciation	(81,043)	(74,865)

	284,624	263,783
Land	27,058	24,850

Net Real Estate Investments	311,682	288,633

Investments in and advances to limited liability companies (“LLCs”)	38,257	33,057

Other Assets:
Cash and cash equivalents	3,211	11,649
Base and bonus rent receivable from UHS	2,046	1,982
Rent receivable - other	2,479	2,056
Intangible assets (net of accumulated amortization of $5.2 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively)	27,717	28,081
Deferred charges, notes receivable and other assets, net	5,386	5,471

Total Assets	$390,778	$370,929

Liabilities:
Line of credit borrowings	$81,150	$77,150
Mortgage and other notes payable, non-recourse to us (including net debt premium of $867,000 and $1.1 million at June 30, 2012 and December 31, 2011, respectively)	116,273	97,686
Accrued interest	578	473
Accrued expenses and other liabilities	4,824	4,984
Tenant reserves, escrows, deposits and prepaid rents	2,214	1,691

Total Liabilities	205,039	181,984

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2012 - 12,683,428 2011 - 12,666,824	127	127
Capital in excess of par value	213,912	213,566
Cumulative net income	459,379	447,398
Cumulative dividends	(487,757)	(472,230)

Total Universal Health Realty Income Trust Shareholders’ Equity	185,661	188,861
Non-controlling equity interest	78	84

Total Equity	185,739	188,945

Total Liabilities and Equity	$390,778	$370,929

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,981	$7,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,221	3,042
Restricted/stock-based compensation expense	147	140
Gain on divestiture of property owned by an unconsolidated LLC	(7,375)	0
Changes in assets and liabilities:
Rent receivable	(563)	(241)
Accrued expenses and other liabilities	(305)	(503)
Tenant reserves, escrows, deposits and prepaid rents	523	45
Accrued interest	105	(14)
Other, net	(118)	17

Net cash provided by operating activities	14,616	10,306

Cash flows from investing activities:
Investments in LLCs	(705)	(3,134)
Repayments of advances made to LLCs	473	6,599
Advances made to LLCs	(8,000)	(11,099)
Cash distributions in excess of income from LLCs	2,318	3,288
Cash distributions of refinancing proceeds from LLCs	0	2,111
Additions to real estate investments	(2,171)	4
Deposit on real estate assets	100	(300)
Net cash paid for acquisition of medical office building	(7,324)	(11,782)
Payment of assumed liabilities on acquired properties	(553)	0
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	8,077	0

Net cash used in investing activities	(7,785)	(14,313)

Cash flows from financing activities:
Net borrowings on line of credit	4,000	19,100
Proceeds from mortgage notes payable	7,000	0
Repayments of mortgage and other notes payable	(10,597)	(140)
Financing costs paid on mortgage and other notes payable	(347)	0
Dividends paid	(15,527)	(15,315)
Issuance of shares of beneficial interest, net	202	115

Net cash (used in)/ provided by financing activities	(15,269)	3,760

Decrease in cash and cash equivalents	(8,438)	(247)
Cash and cash equivalents, beginning of period	11,649	987

Cash and cash equivalents, end of period	$3,211	$740

Supplemental disclosures of cash flow information:
Interest paid	$3,970	$762

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended June 30, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the Universal Health Services, Inc. hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The tightening in the credit markets and the instability in certain banking and financial institutions over the past several years has not had a material impact on us. However, there can be no assurance that unfavorable credit market conditions will not materially increase our cost of borrowings and/or have a material adverse impact on our ability to finance our future growth through borrowed funds.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2012, we had investments or commitments in thirteen LLCs, twelve of which are accounted for by the equity method and one that is currently consolidated in our financial statements. Additionally, as previously disclosed, during the fourth quarter of 2011, we purchased the third-party minority ownership interests in eleven LLCs of which we previously held non-controlling, majority ownership interests ranging from 85% to 99%. As a result, we now own 100% of each of these entities and began recording their financial results in our financial statements on a consolidated basis during the fourth quarter of 2011.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenues during each of the three and six months ended June 30, 2012 and 61% of our consolidated revenues during each of the three and six months ended June 30, 2011. The decreases during the second quarter and the first six months of 2012, as compared to the comparable quarter and six months of the prior year, were due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% and 19% of the combined consolidated and unconsolidated revenue for the three month periods ended June 30, 2012 and 2011, respectively, and 22% and 19% of the combined consolidated and unconsolidated revenue for the six months ended June 30, 2012 and 2011, respectively. In addition, twelve MOBs owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.0 million has been funded as of June 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of June 30, 2012, the master lease threshold of 75% has not been met. The LLC has a third-party term loan of $6.4 million, which is non-recourse to us, outstanding as of June 30, 2012. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.6 million has been funded as of June 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.3 million, which is non-recourse to us, outstanding as of June 30, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.4 million in equity and debt financing, of which $1.4 million has been funded as of June 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $13.0 million, which is non-recourse to us, outstanding as of June 30, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2012 or 2011 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $521,000 and $480,000 for the three months ended June 30, 2012 and 2011, respectively, and were based upon average invested real estate assets of $321 million and $295 million for the three-month periods ended June 30, 2012 and 2011, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.1 million and $951,000 for the six months ended June 30, 2012 and 2011, respectively, and were based upon average invested real estate assets of $324 million and $293 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of June 30, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock. The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. For additional disclosure, please refer to our Current Report on Form 8-K as filed on June 11, 2012.

Share Ownership: As of June 30, 2012 and December 31, 2011, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% of our consolidated revenues during each of the three and six months ended June 30, 2012 and 61% of our consolidated revenues during each of the three and six months ended June 30, 2011, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

We declared and paid dividends of $7.8 million, or $.615 per share, during the second quarter of 2012 and $7.7 million, or $.605 per share, during the second quarter of 2011. We declared and paid dividends of $15.5 million, or $1.225 per share, during the six-month period ended June 30, 2012 and $15.3 million, or $1.210 per share, during the six-month period ended June 30, 2011.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2012:

Acquisition:

In January, 2012, we purchased, as part of a planned, like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, the PeaceHealth Medical Clinic, a single-tenant medical office building consisting of approximately 99,000 rentable square feet, located in Bellingham, Washington. The property was purchased for approximately $30.4 million, including the assumption of approximately $22.4 million of third-party financing. The aggregate purchase price of this MOB was allocated to the assets and liabilities acquired consisting of tangible property ($26.8 million) and identified intangible assets ($3.6 million), based on the respective fair values at acquisition, as determined by an appraisal. Intangible assets include the value of the in-place lease at the time of acquisition and will be amortized over the average remaining lease term of approximately ten years.

Land	$1,900
Buildings and improvements	24,910
Intangible assets	3,600

Total purchase price	30,410
Liabilities, net	(111)
Deposit funded in 2011	(534)
Debt	(22,441)

Net cash paid in 2012	$7,324

In connection with this MOB, during the three months ended June 30, 2012 we recorded revenue of $703,000 and a net loss of approximately $11,000 (excluding transaction expenses of $129,000). During the six months ended June 30, 2012 we recorded revenue of $1.2 million and net income of approximately $52,000 (excluding transaction expenses of $649,000).

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer has assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the six months ended June 30, 2012 (recorded during the first quarter of 2012).

Six Months Ended June 30, 2011:

Acquisition:

In June, 2011, utilizing a qualified third-party intermediary in connection with a planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, we purchased the Lake Pointe Medical Arts, a multi-tenant medical office building located in Rowlett, Texas. The purchase price for this 50,974 square foot MOB was approximately $12.2 million and was allocated to the assets acquired consisting of tangible property ($10.1 million) and identified intangible assets ($2.1 million), based on the respective fair values at acquisition, as determined by an appraisal. Intangible assets include the value of the in-place leases at the time of acquisition and are being amortized over the average remaining lease term at the time of acquisition of 6.5 years.

There were no divestitures during the first six months of 2011.

Assuming the 2012 acquisition and divestiture, as well as the 2011 acquisitions and divestitures as previously disclosed, occurred on January 1, 2011, our 2011 pro forma net revenues for the three and six months ended June 30, 2011 would have been approximately $13.2 million and $26.3 million, respectively, and our 2011 proforma net income for the three and six months ended June 30, 2011 would have been approximately $2.4 million, or $0.19 per diluted share, and $5.9 million, or $0.46 per diluted share, respectively, without giving effect to the gains and transaction costs recorded during 2011. Assuming the 2012 acquisition and divestiture occurred on January 1, 2012, our net revenues and net income for the three month period ended June 30, 2012 would have remained unchanged from the actual net revenues and net income as reported, and our pro forma net revenues and net income for the six months ended June 30, 2012 would have been approximately $27.2 million and $5.3 million, or $.42 per diluted share, respectively, without giving effect to the gains and transaction costs recorded during 2012.

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

In December, 2011, as previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2011, we purchased the third-party minority ownership interests in eleven LLCs of which we previously held non-controlling, majority ownership interests ranging from 85% to 99%. As a result, we now own 100% of each of these entities and began recording their financial results in our financial statements on a consolidated basis. Prior to December, 2011, the financial results of these LLCs were included in our financial statements on an unconsolidated basis under the equity method of accounting. With the exception of no longer providing for the third-party’s share of the operating results of these entities, there was no material impact on our net income as a result of the consolidation of these entities.

At June 30, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own MOBs. As of June 30, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis, since the fourth quarter of 2007, since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease threshold on this MOB has not yet been met.

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

The following property table represents the twelve LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2012:

Name of LLC	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
575 Hardy Investors	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(b.)	2011	2012(b.)	2011
	(amounts in thousands)
Revenues	$5,347	$14,828	$10,985	$29,581
Operating expenses	2,247	6,532	4,665	13,104
Depreciation and amortization	942	3,436	2,058	6,725
Interest, net	1,616	4,546	3,171	9,020

Net income	$542	$314	$1,091	$732

Our share of net income (a.)	$604	$727	$1,158	$1,502

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $434,000 and $655,000 for the three months ended June 30, 2012 and 2011, respectively, and $817,000 and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.
(b.)	As previously disclosed, during the fourth quarter of 2011, eleven of our previously unconsolidated investments in LLCs are now owned 100% by us and are therefore included in our financial results on a consolidated basis. Additionally, during the fourth quarter of 2011 and the first quarter of 2012, nine LLCs, in which we previously owned various noncontrolling, majority ownership interests, completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2012	December 31, 2011
	(amounts in thousands)
Net property, including CIP	$110,190	$127,755
Other assets	9,446	12,719

Total assets	$119,636	$140,474

Liabilities	$5,865	$4,949
Mortgage notes payable, non-recourse to us	75,141	101,839
Advances payable to us	20,534	12,692
Equity	18,096	20,994

Total liabilities and equity	$119,636	$140,474

Our share of equity and advances to LLCs	$38,257	$33,057

As of June 30, 2012, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2012	$4,625
2013	6,766
2014	13,854
2015	35,231
2016	316
Later	14,349

Total	$75,141

Name of LLC	Mortgage Balance(b.)	Maturity Date
Sierra Medical Properties(a.)	$3,828	12/31/2012
Sparks Medical Properties	5,273	02/12/2013
Grayson Properties(c.)	12,985	07/01/2014
Brunswick Associates	8,158	01/01/2015
Arlington Medical Properties	25,127	10/10/2015
DVMC Properties	4,123	11/01/2015
PCH Southern Properties	6,795	12/01/2017
PCH Medical Properties	8,852	05/01/2018

	$75,141

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	This original construction loan automatically converted to a term loan commencing July 1, 2011, with a maturity date of July 1, 2014.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first six months of 2012 that impacted, or are expected to impact us.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which is scheduled to expire on July 24, 2015, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At June 30, 2012, we had $81.2 million of outstanding borrowings and $12.0 million of letters of credit outstanding against our revolving credit agreement. We had $56.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2012. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2012
Tangible net worth	$125,000	$157,944
Debt to total capital	< 55%	30.4%
Debt service coverage ratio	> 5.00x	28.21x
Debt to cash flow ratio	< 3.50x	1.32x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2012, with a combined outstanding balance of $115.4 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $867,000 at June 30, 2012). The following table summarizes our outstanding mortgages at June 30, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
BRB Medical Office Building mortgage loan(b)	$6,180	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,751	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,363	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,491	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,406	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	11,801	Floating	2016
Auburn Medical II mortgage loan (a)(d)	7,726	Floating	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,057	6.00%	2017
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,282	5.64%	2017
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,432	5.50%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,095	6.50%	2019
700 Shadow Lane and Goldring MOB mortgage loan (a)	7,000	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan(a)	6,822	5.56%	2025

Total	$115,406

(a)	Amortized principal payments made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.
(d)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 2.75% at the borrower’s option.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $117.6 million as of June 30, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of June 30, 2012, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

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

•

the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the recently passed Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS, during each of the last several years, and many states may effectuate further reductions in the level of Medicaid funding due to continued projected state budget deficits); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

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

•

UHS’s 2010 acquisition of Psychiatric Solutions, Inc. has required UHS to substantially increase its level of indebtedness, which will be further increased by UHS’s planned acquisition of Ascend Health Corporation later in 2012, which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline;

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

At June 30, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of June 30, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

In addition, at December 31, 2011 and June 30, 2012, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as previously disclosed.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of June 30, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock. The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. Please see additional details and disclosure included on our Current Report on Form 8-K as filed on June 11, 2012.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenue during each of the three and six months ended June 30, 2012 and 61% of our consolidated revenues during each of the three and six months ended June 30, 2011. The decreases during the second quarter and the first six months of 2012, as compared to the comparable quarter and six months of the prior year, were due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% and 19% of the combined consolidated and unconsolidated revenue for the three month periods ended June 30, 2012 and 2011, respectively, and 22% and 19% of the combined consolidated and unconsolidated revenue for the six months ended June 30, 2012 and 2011, respectively. In addition, twelve medical office buildings (“MOBs”), owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements — Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three and six months ended June 30, 2012 includes the revenue and expenses associated with the previously disclosed LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. As a result of the purchases of the minority ownership interests, we now own 100% of these entities and therefore began consolidating the financial data of each effective December 12, 2011. Prior to these minority ownership interest purchases, we previously held noncontrolling majority ownership interests in these LLCs and they were therefore accounted for on an unconsolidated basis.

The tables below reflect the “As Adjusted” Statement of Income for the three and six months ended June 30, 2011, reflecting the revenue and expense impact of the consolidation of these various LLCs as if they had been consolidated for the three and six-month periods ended June 30, 2011. The “As Adjusted” amounts are used for comparison discussions in the Results of Operations, as they present both periods on a comparable basis. There was no material impact on our net income as a result of the consolidation of these LLCs.

Three Months Ended June 30, 2011:

	As reported in Consolidated Statements of Income for the Three Months Ended June 30, 2012	As reported in Consolidated Statements of Income for the Three Months Ended June 30, 2011	Three months 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted” Three Months Ended June 30, 2011	“As Adjusted” Variance
Revenues	$13,666	$6,766	$4,468	$11,234	$2,432

Expenses:
Depreciation and amortization	5,001	1,539	899	2,438	(2,563)
Advisory fees to UHS	521	480	—	480	(41)
Other operating expenses	4,196	1,414	1,856	3,270	(926)
Transaction costs	129	—	—	—	(129)

	9,847	3,433	2,755	6,188	(3,659)

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	3,819	3,333	1,713	5,046	(1,227)
Equity in income of unconsolidated LLCs	604	727	(518)	209	395
Gain on divestiture of property owned by an unconsolidated LLC	—	—	—	—	—
Interest expense, net	(1,956)	(368)	(1,195)	(1,563)	(393)

Net income	$2,467	$3,692	$—	$3,692	($1,225)

Six Months Ended June 30, 2011:

	As reported in Consolidated Statements of Income for the Six Months Ended June 30, 2012	As reported in Consolidated Statements of Income for the Six Months Ended June 30, 2011	Six months 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted” Six Months Ended June 30, 2011	“As Adjusted” Variance
Revenues	$27,017	$13,442	$8,820	$22,262	$4,755

Expenses:
Depreciation and amortization	10,221	3,042	1,895	4,937	(5,284)
Advisory fees to UHS	1,054	951	—	951	(103)
Other operating expenses	7,666	2,385	3,731	6,116	(1,550)
Transaction costs	649	—	—	—	(649)

	19,590	6,378	5,626	12,004	(7,586)

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	7,427	7,064	3,194	10,258	(2,831)
Equity in income of unconsolidated LLCs	1,158	1,502	(938)	564	594
Gain on divestiture of property owned by an unconsolidated LLC	7,375	—	—	—	7,375
Interest expense, net	(3,979)	(746)	(2,256)	(3,002)	(977)

Net income	$11,981	$7,820	$—	$7,820	$4,161

For the quarter ended June 30, 2012, net income was $2.5 million, or $0.19 per diluted share, as compared to $3.7 million, or $0.29 per diluted share, during the comparable prior year quarter. For the six-month period ended June 30, 2012, net income was $12.0 million, or $0.95 per diluted share, as compared to $7.8 million, or $0.62 per diluted share, during the comparable six-month period of the prior year.

The decrease in net income of $1.2 million during the second quarter of 2012, as compared to the comparable prior year quarter, was primarily attributable to:

•

an unfavorable change of $2.6 million (As Adjusted) in depreciation and amortization expense primarily due to a $1.6 million increase incurred during the second quarter of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $900,000 increase during the second quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	an unfavorable change of $129,000 resulting from transaction costs;

•	an unfavorable change of $393,000 (As Adjusted) in interest expense, as discussed below;

•

a favorable change of approximately $1.6 million from the net operating income (before depreciation and amortization and interest expenses) generated during the second quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	a favorable change of $395,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at a number of our LLCs, and;

•	other combined net unfavorable changes of approximately $100,000.

The increase in net income of $4.2 million during the first six months of 2012, as compared to the first six months in 2011, was primarily attributable to:

•	a favorable change of $7.4 million resulting from the net gain on the divestiture of property owned by an unconsolidated LLC, as discussed above and herein;

•	an unfavorable change of $649,000 primarily resulting from the transaction costs incurred in connection with the acquisition of the PeaceHealth Medical Clinic, as discussed herein;

•

an unfavorable change of $5.3 million (As Adjusted) in depreciation and amortization expense primarily due to a $3.3 million increase incurred during the first six months of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $1.8 million increase during the first six months of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	an unfavorable change of $977,000 (As Adjusted) in interest expense, as discussed below;

•

a favorable change of approximately $3.1 million from the net operating income (before depreciation and amortization and interest expenses) generated during the first six months of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012, and;

•	a favorable change of $594,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at a number of our LLCs.

During the first quarter of 2012, we recorded a net gain of $7.4 million in connection with the sale of a medical office building by an LLC in which the Trust formerly held a noncontrolling majority ownership interest, as discussed above and herein. See Note 4 to the consolidated financial statements for additional disclosure related to this divestiture.

Interest expense, net of interest income, increased $393,000 and $977,000 (As Adjusted) during the three and six month periods of 2012 as compared to the same periods in 2011, respectively. The increase was due primarily to: (i) an increase in our average outstanding borrowings as well as an increase in the average effective interest rate pursuant to the terms of our $150 million revolving credit agreement that commenced in July, 2011; (ii) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions of PeaceHealth Medical Clinic in January, 2012 ($22.4 million of assumed third-party financing) and the Tuscan Professional Building in December, 2011 ($7.0 million of assumed third-party financing) partially offset by; (iii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed above. The increased borrowings were used primarily to: (i) fund the purchases of the five newly acquired MOBs during

2011 and the first quarter of 2012; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during the fourth quarter of 2011 and the first quarter of 2012 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests, as previously disclosed.

During the second quarter of 2012, the five MOBs and clinics acquired during 2011 and the first quarter of 2012 generated approximately $2.3 million of revenue and incurred approximately $750,000 of other operating expenses, $925,000 of depreciation and amortization expense and $410,000 of interest expense. During the six months ended June 30, 2012, these five MOBs and clinics generated approximately $4.4 million of revenue and incurred approximately $1.3 million of other operating expenses, $1.8 million of depreciation and amortization expense and $750,000 of interest expense.

During the three month period ended June 30, 2012, total revenue increased by $2.4 million (As Adjusted). The net increase during the three months ended June 30, 2012, as compared to the comparable prior year period, resulted primarily from: (i) $2.3 million of revenue generated during the second quarter of 2012 at the five newly acquired MOBs as discussed above (acquired during 2011 and the first quarter of 2012), and; (ii) approximately $100,000 increase in revenues generated at the eleven LLCs which, effective December, 2011 when we purchased the third-party minority ownership interests, we began recording on a consolidated basis in our financial statements. During the six month period ended June 30, 2012, total revenue increased by $4.8 million (As Adjusted). The net increase during the six months ended June 30, 2012, as compared to the comparable prior year period, resulted primarily from: (i) $4.4 million of revenue generated during the six month period at the five newly acquired MOBs as discussed above, and; (ii) approximately $300,000 increase in revenues generated at the eleven LLCs which, effective December, 2011 when we purchased the third-party minority ownership interests, we began recording on a consolidated basis in our financial statements.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.7 million and $2.8 million (As Adjusted basis), for the three-month periods ended June 30, 2012 and 2011, respectively, and $6.8 million and $5.4 million (As Adjusted basis) for the six month periods ended June 30, 2012 and 2011, respectively. The increases in other operating expenses for the three and six-month periods ended June 30, 2012 as compared to the same periods during 2011 are primarily attributable to the expenses related to the five recently acquired MOBs, as previously discussed, as well as reserves established in connection with certain tenant receivables at various consolidated properties. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and six-month period ended June 30, 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of a gain on divestiture of property owned by an unconsolidated LLC and transaction costs related to an acquisition. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is reflected on the Supplemental Schedules included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,467	$3,692	$11,981	$7,820
Depreciation and amortization expense on consolidated investments	4,956	1,503	10,138	2,969
Depreciation and amortization expense on unconsolidated affiliates	822	2,718	1,680	5,405
Gain on divestiture of property owned by an unconsolidated LLC	—	—	(7,375)	—

Funds From Operations	$8,245	$7,913	$16,424	$16,194
Transaction costs	129	—	649	—

Adjusted Funds From Operations	$8,374	$7,913	$17,073	$16,194

Our FFO increased $332,000 to $8.2 million during the second quarter of 2012 as compared to $7.9 million during the second quarter of 2011. The increase was primarily due to: (i) an unfavorable change of $1.2 million resulting from the decrease in net income, as discussed above; (ii) plus a $1.6 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) due primarily to the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011(the above-mentioned $925,000 increase in depreciation and amortization expense resulting from the acquisition of five MOBs and clinics during 2011 and the first quarter of 2012 was substantially offset by the decreased depreciation and amortization expense resulting from the divestiture, during 2011 and the first quarter of 2012, of nine MOBs and related property by LLCs in which we previously held noncontrolling ownership interests).

Our FFO increased $230,000 to $16.4 million during the first six months of 2012 as compared to $16.2 million during the first six months of 2011. The increase was primarily due to: (i) a favorable change of $4.2 million resulting from the increase in net income, as discussed above; (ii) plus a $3.4 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) due primarily to the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011 (the above-mentioned $1.8 million increase in depreciation and amortization expense resulting from the acquisition of five MOBs and clinics during 2011 and the first quarter of 2012 was substantially offset by the decreased depreciation and amortization expense resulting from the divestiture, during 2011 and the first quarter of 2012, of nine MOBs and related property by LLCs in which we previously held noncontrolling ownership interests), and; (iii) less the $7.4 million gain recorded during the first quarter of 2012 on divestiture of property owned by an unconsolidated LLC.

Our AFFO increased $461,000 to $8.4 million during the second quarter of 2012 as compared to $7.9 million during the comparable quarter of 2011. The increase in AFFO during the second quarter of 2012, as compared to the comparable quarter of 2011, was attributable to: (i) the above-mentioned $332,000 increase in FFO, plus; (ii) the $129,000 add-back of the transaction costs incurred during the second quarter of 2012.

Our AFFO increased $879,000 to $17.1 million during the first six months of 2012 as compared to $16.2 million during the comparable period of 2011. The increase in AFFO during the first six months of 2012 as compared to the comparable period in 2011 was attributable to: (i) the above-mentioned $230,000 increase in FFO, plus; (ii) the $649,000 add-back of the transaction costs incurred during the first six months of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $14.6 million and $10.3 million during the six-month periods ended June 30, 2012 and 2011, respectively.

The $4.3 million net increase was attributable to:

•

a favorable change of $4.0 million due to an increase in net income net of the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	an unfavorable change of $322,000 in rent receivable, primarily resulting from an increase in receivables at various MOBs, including the five acquired during 2011 and the first quarter of 2012;

•	a favorable change of $198,000 in accrued expenses and other liabilities, and;

•

a favorable change of $478,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from increased prepaid rents collected from various MOBs, including the medical clinic acquired during the first quarter of 2012.

Net cash used in investing activities

Net cash used in investing activities was $7.8 million during the six months ended June 30, 2012 as compared to $14.3 million during the six months ended June 30, 2011.

During the six-month period ended June 30, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt; (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic, as discussed above; (iii) $2.2 million on additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $553,000 for settlement of assumed liabilities related to newly acquired MOBs, and; (v) $705,000 in equity investments in various unconsolidated LLCs. In addition, during the six-month period ended June 30, 2012, we received: (i) $473,000 in repayments of advances previously made to unconsolidated LLCs; (ii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC, as discussed above.

During the six-month period ended June 30, 2011, we funded: (i) $11.8 million (net of certain acquired liabilities) to acquire the real estate assets of the Lake Pointe Medical Arts MOB; (ii) $11.1 million of advances to LLCs; (iii) $3.1 million of equity investments in LLCs, and; (iv) $300,000 of deposits on real estate assets related to the acquisitions of Forney Medical Plaza which was acquired during the third quarter of 2011 and Tuscan Professional Building which was acquired during the fourth quarter of 2011. Also during the six-month period ended June 30, 2011, we received: (i) $6.6 million in repayments of advances to LLCs; (ii) $3.3 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) $2.1 million of cash distributions of refinancing proceeds from our unconsolidated LLCs.

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $15.3 million during the six months ended June 30, 2012 as compared to $3.8 million of net cash provided by financing activities during the six months ended June 30, 2011.

During the six-month period ended June 30, 2012, we: (i) received $4.0 million of additional net borrowings on our revolving line of credit; (ii) received $7.0 million of proceeds related to a new mortgage note payable that is non-recourse to us, and; (iii) generated $202,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2012, we paid: (i) $10.6 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the second quarter of 2012, resulting in the $7.0 million of proceeds, as mentioned above, as well as a $600,000 mortgage principal pay-down); (ii) $347,000 of financing costs on mortgage notes payable that are non-recourse to us, and; (iii) $15.5 million of dividends.

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

During the fourth quarter of 2009, we commenced an at-the-market (“ATM”) equity issuance program pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sales agent and/or principal. There were no shares issued pursuant to our ATM Program during the first six months of 2012. Since inception of this program, we have issued 733,500 shares at an average price of $32.90 per share, which generated approximately $22.9 million of net cash proceeds (net of approximately $1.2 million, consisting of compensation of approximately $725,000 to Merrill Lynch as well as $515,000 of various other fees and expenses). As of June 30, 2012, we generated approximately $24.1 million of gross cash proceeds, excluding all fees and expenses, and had $25.9 million of gross proceeds still available for issuance under the program.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2012 and 2011:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $14.6 million and $10.3 million during the six-month periods ended June 30, 2012 and 2011, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first six months of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $2.3 million and $3.3 million during the six months ended June 30, 2012 and 2011, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $16.9 million and $13.6 million of net cash during the six months ended June 30, 2012 and 2011, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $15.5 million and $15.3 million during the six months ended June 30, 2012 and 2011, respectively. During the first six months of 2012, the cash generated from the operating activities of our properties ($16.9 million) exceeded the dividends paid ($15.5 million) by approximately $1.4 million. During the first six months of 2011, the $13.6 million of net cash generated related to operating activities was approximately $1.7 million less than the $15.3 million of dividends paid during the prior year six month period. The shortfall experienced during the first six months of 2011 was attributable to certain operating factors being experienced at that time.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2012 and 2011. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($473,000 and $6.6 million for the six months ended June 30, 2012 and 2011, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million for the six months ended June 30, 2011); (iii) refunds/(deposits) on real estate assets ($100,000 and ($300,000) for the six months ended June 30, 2012 and 2011, respectively); (iv) net borrowings on our revolving credit agreement ($4.0 million and $19.1 million for the six months ended June 30, 2012 and 2011, respectively); (v) proceeds from mortgage notes payable ($7.0 million for the six months ended June 30, 2012), and; (vi) net cash generated in connection with the issuance of shares of beneficial interest ($202,000 and $115,000 for the six months ended June 30, 2012 and 2011, respectively). In addition, during the first six months of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($705,000 and $3.1 million for the six months ended June 30, 2012 and 2011, respectively); (ii) advances made to LLCs ($8.0 million and $11.1 million for the six months ended June 30, 2012 and 2011, respectively); (iii) net real estate additions/(reductions) ($2.2 million and ($4,000) for the six months ended June 30, 2012 and 2011, respectively); (iv) repayments of mortgage and other notes payable ($10.6 million and $140,000 for the six months ended June 30, 2012 and 2011, respectively), and; (v) financing costs paid on mortgage and other notes payable ($347,000 for the six months ended June 30, 2012). Additionally, during the first six months of 2012, we had additional uses of cash consisting of: (i) $7.3 million for the acquisition of a medical clinic located in Bellingham, Washington, and; (ii) $553,000 of payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market equity issuance program (which has $25.9 million of gross proceeds remaining for issuance as of June 30, 2012); (ii) borrowings under our existing $150 million revolving credit facility agreement (which has $56.8 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of June 30, 2012); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which is scheduled to expire on July 24, 2015, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines

“Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At June 30, 2012, we had $81.2 million of outstanding borrowings and $12.0 million of letters of credit outstanding against our revolving credit agreement. We had $56.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2012. There are no compensating balance requirements.

Covenants relating to the Credit Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2012
Tangible net worth	$125,000	$157,944
Debt to total capital	< 55%	30.4%
Debt service coverage ratio	> 5.00 x	28.21 x
Debt to cash flow ratio	< 3.50 x	1.32x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2012, with a combined outstanding balance of $115.4 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $867,000 at June 30, 2012). The following table summarizes our outstanding mortgages at June 30, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
BRB Medical Office Building mortgage loan(b)	$6,180	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)	11,751	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)	6,363	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,491	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,406	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	11,801	Floating	2016
Auburn Medical II mortgage loan (a)(d)	7,726	Floating	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,057	6.00%	2017
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,282	5.64%	2017
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,432	5.50%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,095	6.50%	2019
700 Shadow Lane and Goldring MOB mortgage loan (a)	7,000	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan(a)	6,822	5.56%	2025

Total	$115,406

(a)	Amortized principal payments made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2012 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.
(d)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 2.75% at the borrower’s option.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $117.6 million as of June 30, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2012, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2012 totaled $12.0 million consisting of: (i) $3.1 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.0 million related to Palmdale Medical Properties; (iv) $1.9 million related to Banburry Medical Properties; (v) $1.0 million related to Sierra Medical Properties; (vi) $802,000 related to Sparks Medical Properties; (vii) $478,000 related to Arlington Medical Properties, and; (viii) $240,000 related to BRB/E Building One.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2012. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of June 30, 2012, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2012	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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