Form 10-Q
period 2012-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2012-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of common shares of beneficial interest outstanding at October 31, 2012 - 12,685,646

UNIVERSAL HEALTH REALTY INCOME TRUST

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2012 and 2011

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Base rental - UHS facilities	$4,068	$3,266	$11,556	$9,788
Base rental - Non-related parties	6,623	2,676	20,265	6,727
Bonus rental - UHS facilities	955	1,013	3,109	3,217
Tenant reimbursements and other - Non-related parties	1,816	421	5,341	1,059
Tenant reimbursements and other - UHS facilities	148	18	356	45

	13,610	7,394	40,627	20,836

Expenses:
Depreciation and amortization	5,263	1,799	15,484	4,841
Advisory fees to UHS	540	525	1,594	1,476
Other operating expenses	3,578	1,424	11,244	3,674
Transaction costs	14	455	663	590

	9,395	4,203	28,985	10,581

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	4,215	3,191	11,642	10,255

Equity in income of unconsolidated LLCs	645	875	1,803	2,377

Gain on divestiture of property owned by an unconsolidated LLC, net	0	0	7,375	0

Interest expense, net	(1,874)	(718)	(5,853)	(1,464)

Net income	$2,986	$3,348	$14,967	$11,168

Basic earnings per share	$0.24	$0.26	$1.18	$0.88

Diluted earnings per share	$0.24	$0.26	$1.18	$0.88

Weighted average number of shares outstanding - Basic	12,666	12,648	12,658	12,643
Weighted average number of share equivalents	10	3	7	5

Weighted average number of shares and equivalents outstanding - Diluted	12,676	12,651	12,665	12,648

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2012	December 31, 2011
Assets:

Real Estate Investments:
Buildings and improvements	$366,321	$338,648
Accumulated depreciation	(84,186)	(74,865)

	282,135	263,783
Land	27,058	24,850

Net Real Estate Investments	309,193	288,633

Investments in and advances to limited liability companies (“LLCs”)	38,895	33,057

Other Assets:
Cash and cash equivalents	3,151	11,649
Base and bonus rent receivable from UHS	1,963	1,982
Rent receivable - other	3,016	2,056
Intangible assets (net of accumulated amortization of $6.6 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively)	25,645	28,081
Deferred charges, goodwill and other assets, net	6,143	5,471

Total Assets	$388,006	$370,929

Liabilities:

Line of credit borrowings	$83,000	$77,150
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.4 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively)	116,175	97,686
Accrued interest	541	473
Accrued expenses and other liabilities	4,954	4,984
Tenant reserves, escrows, deposits and prepaid rents	2,234	1,691

Total Liabilities	206,904	181,984

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2012 - 12,685,403 2011 -12,666,824	127	127
Capital in excess of par value	214,092	213,566
Cumulative net income	462,365	447,398
Cumulative dividends	(495,558)	(472,230)

Total Universal Health Realty Income Trust Shareholders’ Equity	181,026	188,861
Non-controlling equity interest	76	84

Total Equity	181,102	188,945

Total Liabilities and Equity	$388,006	$370,929

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,967	$11,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,484	4,841
Amortization on debt premium	(509)	0
Restricted/stock-based compensation expense	238	210
Gain on divestiture of property owned by an unconsolidated LLC	(7,375)	0
Changes in assets and liabilities:
Rent receivable	(1,017)	(371)
Accrued expenses and other liabilities	(152)	(114)
Tenant reserves, escrows, deposits and prepaid rents	543	(1)
Accrued interest	68	(23)
Other, net	196	87

Net cash provided by operating activities	22,443	15,797

Cash flows from investing activities:
Investments in LLCs	(1,677)	(3,475)
Repayments of advances made to LLCs	499	6,664
Advances made to LLCs	(8,000)	(11,541)
Cash distributions in excess of income from LLCs	2,622	4,066
Cash distributions of refinancing proceeds from LLCs	0	2,111
Additions to real estate investments	(2,733)	(172)
Deposit on real estate assets	100	(834)
Net cash paid for acquisition of medical office building	(7,324)	(26,505)
Payment of assumed liabilities on acquired properties	(553)	0
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	8,077	0

Net cash used in investing activities	(8,989)	(29,686)

Cash flows from financing activities:
Net borrowings on line of credit	5,850	37,800
Proceeds from mortgage notes payable	7,000	0
Repayments of mortgage and other notes payable	(11,242)	(214)
Financing costs paid on mortgage and other notes payable	(524)	(1,104)
Dividends paid	(23,328)	(22,977)
Issuance of shares of beneficial interest, net	292	184

Net cash (used in)/ provided by financing activities	(21,952)	13,689

Decrease in cash and cash equivalents	(8,498)	(200)
Cash and cash equivalents, beginning of period	11,649	987

Cash and cash equivalents, end of period	$3,151	$787

Supplemental disclosures of cash flow information:
Interest paid	$6,033	$1,297

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended September 30, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2012, we had investments or commitments in fourteen LLCs, thirteen of which are accounted for by the equity method and one that is currently consolidated in our financial statements. Additionally, as previously disclosed, during the fourth quarter of 2011, we purchased the third-party minority ownership interests in eleven LLCs of which we previously held non-controlling, majority ownership interests ranging from 85% to 99%. As a result, we now own 100% of each of these entities and began recording their financial results in our financial statements on a consolidated basis during the fourth quarter of 2011.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 29% and 30% of our consolidated revenues during the three and nine months ended September 30, 2012, respectively, and 55% and 59% of our consolidated revenues during the three and nine months ended September 30, 2011, respectively. The decreases during the third quarter and the first nine months of 2012, as compared to the comparable quarter and nine months of the prior year, were due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% and 18% of the combined consolidated and unconsolidated revenue for the three month periods ended September 30, 2012 and 2011, respectively, and 21% and 19% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. In addition, fourteen MOBs, twelve of which are owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.0 million has been funded as of September 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of September 30, 2012, the master lease threshold of 75% has not been met. The LLC has a third-party term loan of $6.3 million, which is non-recourse to us, outstanding as of September 30, 2012. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.7 million has been funded as of September 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.2 million, which is non-recourse to us, outstanding as of September 30, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.4 million in equity and debt financing, of which $1.7 million has been funded as of September 30, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed and recently opened replacement UHS acute care hospital owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital has committed to lease 75% of this building, pursuant to which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and Texoma Hospital. It is anticipated that the master lease threshold on this MOB will be met in the near future. This MOB will have tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.9 million, which is non-recourse to us, outstanding as of September 30, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.65% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2012 or 2011 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $540,000 and $525,000 for the three months ended September 30, 2012 and 2011, respectively, and were based upon average invested real estate assets of $332 million and $323 million for the three-month periods ended September 30, 2012 and 2011, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.6 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively, and were based upon average invested real estate assets of $327 million and $303 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Officers and Employees: Our officers are all employees of UHS and although as of September 30, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock. The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. For additional disclosure, please refer to our Current Report on Form 8-K as filed on June 11, 2012.

Share Ownership: As of September 30, 2012 and December 31, 2011, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 29% and 30% of our consolidated revenues during the three and nine months ended September 30, 2012, respectively, and 55% and 59% of our consolidated revenues during the three and nine months ended September 30, 2011, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

We declared and paid dividends of $7.8 million, or $.615 per share, during the third quarter of 2012 and $7.7 million, or $.605 per share, during the third quarter of 2011. We declared and paid dividends of $23.3 million, or $1.84 per share, during the nine-month period ended September 30, 2012 and $23.0 million, or $1.815 per share, during the nine-month period ended September 30, 2011.

(4) Acquisitions and Dispositions

Nine Months Ended September 30, 2012:

New Construction and Acquisition:

During the third quarter of 2012, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in FTX MOB Phase II LP, which will develop, construct, own and operate the Forney Medical Plaza II, a newly constructed MOB, consisting of approximately 30,000 rentable square feet, located in Forney, Texas. We have committed to invest up to $2.5 million in this newly formed LLC. This MOB is expected to be completed and opened during the first quarter of 2013.

In January, 2012, we purchased, as part of a planned, like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code, the PeaceHealth Medical Clinic, a single-tenant medical office building consisting of approximately 99,000 rentable square feet, located in Bellingham, Washington. The property was purchased for approximately $30.4 million, including the assumption of approximately $22.4 million of third-party financing. The aggregate purchase price of this MOB was allocated to the assets and liabilities acquired consisting of tangible property ($26.8 million) and identified intangible assets ($3.6 million), based on the respective fair values at acquisition, as determined by an appraisal. Intangible assets include the value of the in-place lease at the time of acquisition and will be amortized over the average remaining lease term of approximately ten years (amounts in thousands).

Land, buildings and improvements	$26,810
Other assets	4,399
Debt	(23.240)
Other liabilities, net	(111)
Deposits funded in 2011	(534)

Net cash paid in 2012	$7,324

In connection with this MOB, during the three months ended September 30, 2012, we recorded revenue of $698,000 and net income of approximately $106,000 (excluding transaction expenses of $14,000 and including the $108,000 favorable interest expense adjustment resulting from the amortization of the fair value of debt). During the nine months ended September 30, 2012, we recorded revenue of $1.9 million and net income of approximately $158,000 (excluding transaction expenses of $663,000 and including the $108,000 favorable interest expense adjustment resulting from the amortization of the fair value of debt).

Divestitures:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer has assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the nine months ended September 30, 2012 (recorded during the first quarter of 2012).

Subsequent to September 30, 2012, 575 Hardy Investors, a LLC in which we owned a 90% non-controlling ownership interest, completed the divestiture of the Centinela Medical Building Complex. Including the repayment to us of a previously provided $8.0 million member loan, the divestiture by this LLC generated approximately $12.1 million of cash proceeds to us, net of closing costs and minority members’ share of the proceeds. This divestiture is expected to result in a gain, which will be recorded during the fourth quarter of 2012 and is not expected to have a material impact on our financial statements.

Nine Months Ended September 30, 2011:

Acquisitions:

In June and July, 2011, utilizing a qualified third-party intermediary in connection with planned like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, we purchased the:

•

Lake Pointe Medical Arts Building—a 50,974 square foot, multi-tenant, medical office building located in Rowlett, Texas, which was acquired in June, 2011, for $12.2 million; the weighted average remaining lease term at the date of acquisition was 6.5 years, and;

•

Forney Medical Plaza—a 50,946 square foot, multi-tenant medical office building located in Forney, Texas, which was acquired in July, 2011, for $15.0 million; the weighted average remaining lease term at the date of acquisition was 6.2 years.

The aggregate purchase price for these MOBs was allocated to the assets acquired consisting of tangible property ($23.0 million) and identified intangible assets ($4.2 million), based on their respective fair values at acquisition, as determined by third-party appraisals. Intangible assets include the value of the in-place leases at the time of acquisition. The intangible assets at each MOB will be amortized over the remaining lease terms.

There were no divestitures during the first nine months of 2011.

Assuming the 2012 acquisition and divestiture, as well as the 2011 acquisitions and divestitures as previously disclosed, occurred on January 1, 2011, our 2011 pro forma net revenues for the three and nine months ended September 30, 2011 would have been approximately $13.4 million and $39.8 million, respectively, and our 2011 pro forma net income for the three and nine months ended September 30, 2011 would have been approximately $2.2 million, or $0.18 per diluted share, and $8.1 million, or $0.64 per diluted share, respectively, without giving effect to the gains and transaction costs recorded during 2011. Assuming the 2012 acquisition and divestiture occurred on January 1, 2012, our net revenues and net income for the three month period ended September 30, 2012 would have remained unchanged from the actual net revenues and net income as reported, and our pro forma net revenues and net income for the nine months ended September 30, 2012 would have been approximately $40.8 million and $8.3 million, or $.65 per diluted share, respectively, without giving effect to the gains and transaction costs recorded during 2012.

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

At September 30, 2012, we have non-controlling equity investments or commitments in fourteen LLCs which own MOBs. As of September 30, 2012, we accounted for: (i) thirteen of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. Additionally, as discussed above, subsequent to September 30, 2012, 575 Hardy Investors, a LLC in which we owned a 90% non-controlling ownership interest, completed the divestiture of the Centinela Medical Building Complex, reducing the number of non-controlling equity investments or commitments in LLCs to thirteen. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

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

The following property table represents the thirteen LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2012:

Name of LLC	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
575 Hardy Investors(a.)	90%	Centinela Medical Building Complex
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(b.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(b.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	Subsequent to September 30, 2012, this LLC divested the Centinela Medical Building Complex.
(b.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(c.)	During the third quarter of 2012, this LP entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which is scheduled to be completed during the first quarter of 2013.

Below are the combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(b.)	2011	2012(b.)	2011
	(amounts in thousands)
Revenues	$5,514	$15,222	$16,499	$44,803
Operating expenses	2,327	6,882	6,992	19,986
Depreciation and amortization	1,062	3,284	3,120	10,009
Interest, net	1,545	4,599	4,716	13,619

Net income	$580	$457	$1,671	$1,189

Our share of net income (a.)	$645	$875	$1,803	$2,377

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $438,000 and $715,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(b.)	As previously disclosed, during the fourth quarter of 2011, eleven of our previously unconsolidated investments in LLCs are now owned 100% by us and are therefore included in our financial results on a consolidated basis. Additionally, during the fourth quarter of 2011 and the first quarter of 2012, nine LLCs, in which we previously owned various noncontrolling, majority ownership interests, completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.

Below are the combined balance sheets (unaudited) for the LLCs accounted for under the equity method (including the balance sheet for the MOB that was divested subsequent to September 30, 2012, as discussed above):

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Net property, including CIP	$111,206	$127,755
Other assets	10,360	12,719

Total assets	$121,566	$140,474

Liabilities	$6,149	$4,949
Mortgage notes payable, non-recourse to us	76,025	101,839
Advances payable to us	20,637	12,692
Equity	18,755	20,994

Total liabilities and equity	$121,566	$140,474

Our share of equity and advances to LLCs	$38,895	$33,057

As of September 30, 2012, aggregate principal amounts due on mortgage and construction notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2012	$4,210
2013	6,766
2014	13,854
2015	35,231
2016	316
Later	15,648

Total	$76,025

Name of LLC	Mortgage/ Construction Loan Balance (b)	Maturity Date
Sierra Medical Properties(a.)	$3,808	12/31/2012
Sparks Medical Properties(a.)	5,245	02/12/2013
Grayson Properties	12,914	07/01/2014
Brunswick Associates	8,124	01/01/2015
Arlington Medical Properties	24,954	10/10/2015
DVMC Properties	4,098	11/01/2015
FTX MOB Phase II(c.)	1,299	8/01/2017
PCH Southern Properties	6,766	12/01/2017
PCH Medical Properties	8,817	05/01/2018

	$76,025

(a.)	We believe the terms of these loans are within current market underwriting criteria. At this time, we expect to refinance these loans on or before the 2012 and 2013 maturity dates for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance these loans on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loan.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first nine months of 2012 that impacted, or are expected to impact, us.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which is scheduled to expire on July 24, 2015, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At September 30, 2012, we had $83.0 million of outstanding borrowings and $13.6 million of letters of credit outstanding against our revolving credit agreement. We had $53.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2012. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		September 30, 2012
Tangible net worth	$125,000		$155,381
Debt to total capital	< 55%		31.4%
Debt service coverage ratio	> 5.00	x	29.24	x
Debt to cash flow ratio	< 3.50	x	1.30	x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2012, with a combined outstanding balance of $114.8 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, as well as the purchase of the PeaceHealth Medical Clinic in January, 2012, of $1.4 million at September 30, 2012). The following table summarizes our outstanding mortgages at September 30, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
BRB Medical Office Building mortgage loan(b)	$6,180	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)(e)	11,691	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)(f)	6,327	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,442	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,360	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	11,728	Floating	2016
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,188	5.64%	2017
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,366	5.50%	2017
Auburn Medical II mortgage loan (a)(d)	7,674	Floating	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,033	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,077	6.50%	2019
700 Shadow Lane and Goldring MOB mortgage loan (a)	6,962	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan(a)	6,732	5.56%	2025

Total	$114,760

(a)	Amortized principal payments made on a monthly basis.
(b)	Subsequent to September 30, 2012, this loan was refinanced with a new lender for $7,000,000 with an interest rate of 4.27% and a maturity date of December 1, 2022.
(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.
(d)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 2.75% at the borrower’s option.
(e)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the January 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.
(f)	We believe the terms of this loan are within current market underwriting criteria. We expect to refinance this loan on or before the July 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $117.6 million as of September 30, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of September 30, 2012, we have fifty-five real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-four medical office buildings, including fourteen owned by various jointly-owned LLCs, the majority of which are unconsolidated, and;

•	four pre-school and childcare centers.

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

•

the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS, during each of the last several years, and many states may effectuate further reductions in the level of Medicaid funding due to continued projected state budget deficits); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

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

•

three LLCs that own properties in California (one of which was divested subsequent to the third quarter of 2012), in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

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

•

our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs (consisting of substantially all of the LLCs that own MOBs in Arizona, Reno, Nevada and California), the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to

Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member;

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

At September 30, 2012, we have non-controlling equity investments or commitments in fourteen LLCs which own medical office buildings (“MOBs”), one of which was divested subsequent to September 30, 2012. As of September 30, 2012, we accounted for: (i) thirteen of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

In addition, at December 31, 2011 and September 30, 2012, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as previously disclosed.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of September 30, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock. The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. Please see additional details and disclosure included on our Current Report on Form 8-K as filed on June 11, 2012.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 29% and 30% of our consolidated revenues during the three and nine months ended September 30, 2012, respectively, and 55% and 59% of our consolidated revenues during the three and nine months ended September 30, 2011, respectively. The decreases during the third quarter and the first nine months of 2012, as compared to the comparable quarter and nine months of the prior year, were due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of these entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% and 18% of the combined consolidated and unconsolidated revenue for the three month periods ended September 30, 2012 and 2011, respectively, and 21% and 19% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. In addition, fourteen MOBs, twelve of which are owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements — Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three and nine months ended September 30, 2012 includes the revenue and expenses associated with the previously disclosed LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. As a result of the purchases of the minority ownership interests, we now own 100% of these entities and therefore began consolidating the financial data of each effective December 12, 2011. Prior to these minority ownership interest purchases, we previously held noncontrolling majority ownership interests in these LLCs and they were therefore accounted for on an unconsolidated basis.

The tables below reflect the “As Adjusted” Statement of Income for the three and nine months ended September 30, 2011, reflecting the revenue and expense impact of the consolidation of these various LLCs as if they had been consolidated for the three and nine-month periods ended September 30, 2011. The “As Adjusted” amounts are used for comparison discussions in the Results of Operations, as they present both periods on a comparable basis. There was no material impact on our net income as a result of the consolidation of these LLCs.

Three Months Ended September 30, 2011:

	As reported in Consolidated Statements of Income for the Three Months Ended September 30, 2012	As reported in Consolidated Statements of Income for the Three Months Ended September 30, 2011	Three months ended September 30, 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted” Three Months Ended September 30, 2011	“As Adjusted” Variance
Revenues	$13,610	$7,394	$4,603	$11,997	$1,613

Expenses:
Depreciation and amortization	5,263	1,799	976	2,775	(2,488)
Advisory fees to UHS	540	525	—	525	(15)
Other operating expenses	3,578	1,424	1,973	3,397	(181)
Transaction costs	14	455	—	455	441

	9,395	4,203	2,949	7,152	(2,243)

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	4,215	3,191	1,654	4,845	(630)
Equity in income of unconsolidated LLCs	645	875	(575)	300	345
Interest expense, net	(1,874)	(718)	(1,079)	(1,797)	(77)

Net income	$2,986	$3,348	$—	$3,348	($362)

Nine Months Ended September 30, 2011:

	As reported in Consolidated Statements of Income for the Nine Months Ended September 30, 2012	As reported in Consolidated Statements of Income for the Nine Months Ended September 30, 2011	Nine months ended September 30, 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted” Nine Months Ended September 30, 2011	“As Adjusted” Variance
Revenues	$40,627	$20,836	$13,423	$34,259	$6,368

Expenses:
Depreciation and amortization	15,484	4,841	2,871	7,712	(7,772)
Advisory fees to UHS	1,594	1,476	—	1,476	(118)
Other operating expenses	11,244	3,674	5,704	9,378	(1,866)
Transaction costs	663	590	—	590	(73)

	28,985	10,581	8,575	19,156	(9,829)

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	11,642	10,255	4,848	15,103	(3,461)
Equity in income of unconsolidated LLCs	1,803	2,377	(1,513)	864	939
Gain on divestiture of property owned by an unconsolidated LLC	7,375	—	—	—	7,375
Interest expense, net	(5,853)	(1,464)	(3,335)	(4,799)	(1,054)

Net income	$14,967	$11,168	$—	$11,168	$3,799

For the three months ended September 30, 2012, net income was $3.0 million as compared to $3.3 million during the comparable prior year quarter. For the nine-month period ended September 30, 2012, net income was $15.0 million as compared to $11.2 million during the comparable nine-month period of the prior year.

The decrease in net income of $362,000 during the third quarter of 2012, as compared to the comparable prior year quarter, was primarily attributable to:

•

an unfavorable change of $2.5 million (As Adjusted) in depreciation and amortization expense primarily due to a $1.9 million increase incurred during the third quarter of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $700,000 increase during the third quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•

a favorable change of approximately $1.3 million from the net operating income (before depreciation and amortization and interest expenses) generated during the third quarter of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	a favorable change of $441,000 resulting from transaction costs recorded during the third quarter of 2011;

•	a favorable change of $345,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at a number of our LLCs;

•	an unfavorable change of $77,000 (As Adjusted) in interest expense, as discussed below, and;

•	other combined net favorable changes of approximately $130,000.

The increase in net income of $3.8 million during the first nine months of 2012, as compared to the first nine months in 2011, was primarily attributable to:

•	a favorable change of $7.4 million resulting from the net gain recorded during the first quarter of 2012 on the divestiture of property owned by an unconsolidated LLC, as discussed above and herein;

•

an unfavorable change of $7.8 million (As Adjusted) in depreciation and amortization expense primarily due to a $5.3 million increase incurred during the first nine months of 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $2.5 million increase during the first nine months of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•

a favorable change of approximately $4.4 million from the net operating income (before depreciation and amortization and interest expenses) generated during the first nine months of 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	an unfavorable change of $1.1 million (As Adjusted) in interest expense, as discussed below;

•	a favorable change of $939,000 (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at a number of our LLCs.

During the first quarter of 2012, we recorded a net gain of $7.4 million in connection with the sale of a medical office building by an LLC in which the Trust formerly held a noncontrolling majority ownership interest, as discussed above and herein. See Note 4 to the consolidated financial statements for additional disclosure related to this divestiture.

Interest expense, net of interest income, increased $77,000 and $1.1 million (As Adjusted) during the three and nine month periods of 2012 as compared to the same periods in 2011, respectively. The $77,000 increase (As Adjusted) in interest expense during the third quarter of 2012, as compared to the third quarter of 2011 was due primarily to: (i) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions of PeaceHealth Medical Clinic in January, 2012 ($22.4 million of assumed third-party financing) and the Tuscan Professional Building in December, 2011 ($7.0 million of assumed third-party financing) partially offset by; (ii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed above. The $1.1 million increase (As Adjusted) in interest expense during the nine month period of 2012, as compared to the nine month period of 2011, was due primarily to: (i) an increase in our average outstanding borrowings as well as an increase in the average effective interest rate pursuant to the terms of our new $150 million revolving credit agreement that commenced in July, 2011; (ii) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions, as mentioned above, partially offset by; (iii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed above. The increased borrowings during the nine month period of 2012 as compared to the same period during 2011 were used primarily to: (i) fund the purchases of the five newly acquired MOBs during 2011 and the first quarter of 2012; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during the fourth quarter of 2011 and the first quarter of 2012 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests, as previously disclosed.

During the three month period ended September 30, 2012, total revenue increased by $1.6 million (As Adjusted). The net increase during the three months ended September 30, 2012, as compared to the comparable prior year period, resulted primarily from a $1.6 million increase in revenue generated during the third quarter of 2012 as compared to the third quarter of 2011 at the five newly acquired MOBs as discussed above (acquired during 2011 and the first quarter of 2012). During the nine month period ended September 30, 2012, total revenue increased by $6.4 million (As Adjusted). The net increase during the nine months ended September 30, 2012, as compared to the comparable prior year period, resulted primarily from: (i) a $5.9 million increase of revenue generated during the nine month period of 2012 as compared to the same nine month period of 2011 at the five newly acquired MOBs as discussed above, and; (ii) approximately $300,000 increase in revenues generated at the eleven LLCs which, effective December, 2011 when we purchased the third-party minority ownership interests, we began recording on a consolidated basis in our financial statements, and; (iii) approximately $200,000 increase in revenue generated at a number of our properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.2 million and $3.1 million (As Adjusted basis), for the three-month periods ended September 30, 2012 and 2011, respectively, and $10.0 million and $8.5 million (As Adjusted basis) for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in other operating expenses for the nine-month period ended September 30, 2012 as compared to the same period during 2011 is primarily attributable to: (i) the expenses related to the five recently acquired MOBs, as previously discussed; (ii) reserves established in connection with certain tenant receivables at various consolidated properties, offset by; (iii) a decrease in other operating expenses related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed above. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and nine-month period ended September 30, 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of a gain on divestiture of property owned by an unconsolidated LLC and transaction costs related to an acquisition. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is reflected on the Supplemental Schedules included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,986	$3,348	$14,967	$11,168
Depreciation and amortization expense on consolidated investments	5,216	1,770	15,354	4,739
Depreciation and amortization expense on unconsolidated affiliates	827	2,734	2,507	8,139
Gain on divestiture of property owned by an unconsolidated LLC	—	—	(7,375)	—

Funds From Operations	$9,029	$7,852	$25,453	$24,046
Transaction costs	14	455	663	590

Adjusted Funds From Operations	$9,043	$8,307	$26,116	$24,636

Our FFO increased approximately $1.2 million to $9.0 million during the third quarter of 2012 as compared to $7.9 million during the third quarter of 2011. The increase was primarily due to: (i) an unfavorable change of $362,000 resulting from the decrease in net income, as discussed above; (ii) plus a $1.5 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates).

Our FFO increased $1.4 million to $25.5 million during the first nine months of 2012 as compared to $24.0 million during the first nine months of 2011. The increase was primarily due to: (i) a favorable change of $3.8 million resulting from the increase in net income, as discussed above; (ii) plus a $5.0 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates), and; (iii) less the $7.4 million gain recorded during the first quarter of 2012 on divestiture of property owned by an unconsolidated LLC.

Our AFFO increased $736,000 to $9.0 million during the third quarter of 2012 as compared to $8.3 million during the comparable quarter of 2011. The increase in AFFO during the third quarter of 2012, as compared to the comparable quarter of 2011, was attributable to: (i) the above-mentioned $1.2 million increase in FFO, less; (ii) the unfavorable change of $441,000 resulting from a decrease in the add-back of the transaction costs incurred during each period.

Our AFFO increased $1.5 million to $26.1 million during the first nine months of 2012 as compared to $24.6 million during the comparable period of 2011. The increase in AFFO during the first nine months of 2012, as compared to the comparable period in 2011, was attributable to: (i) the above-mentioned $1.4 million increase in FFO, plus; (ii) the $73,000 increase in the add-back of the transaction costs incurred during each period.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $22.4 million and $15.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

The $6.6 million net increase was attributable to:

•

a favorable change of $6.6 million due to an increase in net income net of the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	an unfavorable change of $646,000 in rent receivable, primarily resulting from an increase in receivables at various MOBs;

•

a favorable change of $544,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from increased prepaid rents collected from various MOBs, including the medical clinic acquired during the first quarter of 2012, and;

•	other net favorable change of $162,000.

Net cash used in investing activities

Net cash used in investing activities was $9.0 million during the nine months ended September 30, 2012 as compared to $29.7 million during the nine months ended September 30, 2011.

During the nine-month period ended September 30, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt (this entity divested its property in October, 2012 and the member loan was repaid to us); (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic, as discussed above; (iii) $2.7 million on additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $553,000 for settlement of assumed liabilities related to newly acquired MOBs, and; (v) $1.7 million in equity investments in various unconsolidated LLCs. In addition, during the nine-month period ended September 30, 2012, we received: (i) $499,000 in repayments of advances previously made to unconsolidated LLCs;

(ii) $2.6 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC, as discussed above.

During the nine-month period ended September 30, 2011, we funded $26.5 million (net of certain acquired liabilities) consisting of: (i) $11.9 million (net of certain acquired liabilities) to acquire the real estate assets of the Lake Pointe Medical Arts MOB, and; (ii) $14.6 million (net of certain acquired liabilities) to acquire the real estate assets of the Forney Medical Plaza. In addition, during the nine-month period ended September 30, 2011, we also funded: (i) $11.5 million of advances to LLCs; (ii) $3.5 million of equity investments in LLCs; (iii) $172,000 in capital additions, and; (iv) $834,000 of deposits on real estate assets related to the acquisition of the Tuscan Professional Building, which was acquired during the fourth quarter of 2011 and the PeaceHealth Medical Clinic, which was acquired during the first quarter of 2012. Also during the nine-month period ended September 30, 2011, we received: (i) $6.7 million in repayments of advances to LLCs; (ii) $4.1 million of cash distributions in excess of income from our unconsolidated LLCs, and; (iii) $2.1 million of cash distributions of refinancing proceeds from our unconsolidated LLCs.

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $22.0 million during the nine months ended September 30, 2012 as compared to $13.7 million of net cash provided by financing activities during the nine months ended September 30, 2011.

During the nine-month period ended September 30, 2012, we: (i) received $5.9 million of additional net borrowings on our revolving line of credit; (ii) received $7.0 million of proceeds related to a new mortgage note payable that is non-recourse to us, and; (iii) generated $292,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2012, we paid: (i) $11.2 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the second quarter of 2012, resulting in the $7.0 million of proceeds, as mentioned above, as well as a $600,000 mortgage principal pay-down); (ii) $524,000 of financing costs on mortgage and other notes payable, and; (iii) $23.3 million of dividends.

During the nine-month period ended September 30, 2011, we: (i) received $37.8 million of additional net borrowings on our revolving line of credit, and; (ii) generated $184,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2011, we paid: (i) $214,000 on mortgage and other notes payable that are non-recourse to us; (ii) $1.1 million of financing costs related to our new $150 million revolving credit agreement, executed on July 25, 2011, as discussed above, and; (iii) $23.0 million of dividends.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2012 and 2011:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $22.4 million and $15.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first nine months of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $2.6 million and $4.1 million during the nine months ended September 30, 2012 and 2011, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $25.1 million and $19.9 million of net cash during the nine months ended September 30, 2012 and 2011, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $23.3 million and $23.0 million during the nine months ended September 30, 2012 and 2011, respectively. During the first nine months of 2012, the cash generated from the operating activities of our properties ($25.1 million) exceeded the dividends paid ($23.3 million) by approximately $1.7 million. During the first nine months of 2011, the $19.9 million of net cash generated related to operating activities was approximately $3.1 million less than the $23.0 million of dividends paid during the prior year nine month period. The shortfall experienced during the first nine months of 2011 was attributable to certain operating factors being experienced at that time.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2012 and 2011. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($499,000 and $6.7 million for the nine months ended September 30, 2012 and 2011, respectively); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million for the nine months ended September 30, 2011); (iii) refunds/(deposits) on real estate assets ($100,000 and ($834,000) for the nine months ended September 30, 2012 and 2011, respectively); (iv) net borrowings on our revolving credit agreement ($5.9 million and $37.8 million for the nine months ended September 30, 2012 and 2011, respectively); (v) proceeds from mortgage notes payable ($7.0 million for the nine months ended September 30, 2012), and; (vi) net cash generated in connection with the issuance of shares of beneficial interest ($292,000 and $184,000 for the nine months ended September 30, 2012 and 2011, respectively). In addition, during the first nine months of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($1.7 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively); (ii) advances made to LLCs ($8.0 million and $11.5 million for the nine months ended September 30, 2012 and 2011, respectively); (iii) net real estate additions ($2.7 million and $172,000 for the nine months ended September 30, 2012 and 2011, respectively); (iv) repayments of mortgage and other notes payable ($11.2 million and $214,000 for the nine months ended September 30, 2012 and 2011, respectively); (v) financing costs paid on mortgage and other notes payable ($524,000 and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively), and; (vi) acquisitions of medical office buildings ($7.3 million and $26.5 million for the nine months ended September 30, 2012 and 2011, respectively). Additionally, during the first nine months of 2012, we had additional uses of cash consisting of a $553,000 payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $53.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2012); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iii) the issuance of other long-term debt.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit facility and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

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

On July 25, 2011, we entered into a new $150 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which is scheduled to expire on July 24, 2015, replaced our previous revolving credit facility which was scheduled to mature in January, 2012 and increased our borrowing capacity from $100 million to $150 million. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At September 30, 2012, we had $83.0 million of outstanding borrowings and $13.6 million of letters of credit outstanding against our revolving credit agreement. We had $53.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2012. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		September 30, 2012
Tangible net worth	$125,000		$155,381
Debt to total capital	< 55%		31.4%
Debt service coverage ratio	> 5.00	x	29.24	x
Debt to cash flow ratio	< 3.50	x	1.30	x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2012, with a combined outstanding balance of $114.8 million (excluding net debt premium, of $1.4 million at September 30, 2012). The following table summarizes our outstanding mortgages at September 30, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)	Interest Rate	Maturity Date
BRB Medical Office Building mortgage loan(b)	$6,180	6.25%	2012
Centennial Hills Medical Office Building I mortgage loan(a)(e)	11,691	6.00%	2013
Palmdale Medical Plaza fixed rate mortgage loan(a)(f)	6,327	5.10%	2013
Summerlin Hospital Medical Office Building I mortgage loan(a)	9,442	6.55%	2014
Spring Valley Medical Office Building mortgage loan(a)	5,360	5.50%	2015
Summerlin III Medical Office Building III mortgage loan(a) (c)	11,728	Floating	2016
PeaceHealth Medical Clinic fixed rate mortgage loan(a)	22,188	5.64%	2017
Summerlin Hospital Medical Office Building II mortgage loan(a)	12,366	5.50%	2017
Auburn Medical II mortgage loan (a)(d)	7,674	Floating	2017
Medical Center of Western Connecticut fixed rate mortgage loan(a)	5,033	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan(a)	3,077	6.50%	2019
700 Shadow Lane and Goldring MOB mortgage loan (a)	6,962	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan(a)	6,732	5.56%	2025

Total	$114,760

(a)	Amortized principal payments made on a monthly basis.
(b)	Subsequent to September 30, 2012, this loan was refinanced with a new lender for $7,000,000 with an interest rate of 4.27% and a maturity date of December 1, 2022.

(c)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 3.25% at the borrower’s option.
(d)	This loan was amended and extended in April, 2012, with a floating rate of 1, 6 or 12 month Libor plus 2.75% at the borrower’s option.
(e)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the January 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.
(f)	We believe the terms of this loan are within current market underwriting criteria. We expect to refinance this loan on or before the July 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $117.6 million as of September 30, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2012, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2012 totaled $13.6 million consisting of: (i) $2.7 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.4 million related to FTX MOB Phase II, LP; (iv) $2.0 million related to Palmdale Medical Properties; (v) $1.8 million related to Banburry Medical Properties; (vi) $1.0 million related to Sierra Medical Properties; (vii) $519,000 related to Sparks Medical Properties; (viii) $478,000 related to Arlington Medical Properties, and; (ix) $240,000 related to BRB/E Building One.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2012. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of September 30, 2012, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2012	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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