Form 10-K
period 2012-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2013-03-13
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 29, 2012: $506,697,572 (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2013: 12,689,112

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2012 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2012. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through UHS of Delaware, Inc. In addition, four of our hospital facilities are leased to subsidiaries of UHS and twelve medical office buildings, including certain properties owned by limited liability companies in which we either hold 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 28, 2013 we have fifty-four real estate investments or commitments located in fifteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) forty-three MOBs (including thirteen owned by twelve unconsolidated LLCs in which we have various non-controlling, majority ownership interests), and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2012. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 28, 2013, we have investments in fifty-four facilities, located in fifteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Kindred Hospital Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing Building A(B)	Kingwood, TX	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C)	Phoenix, AZ	MOB	90%	—
Cypresswood Professional Center(B) 8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 S. Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Summerlin Hospital MOB(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
Gold Shadow(D) 700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(E)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(E)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building I(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(G)(O)	Palmdale, CA	MOB	95%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(G)	Sparks, NV	MOB	95%	—
The Sparks Medical Building (G)	Sparks, NV	MOB	95%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
North Valley Medical Plaza(C)	Phoenix, AZ	MOB	95%	—
Lake Pointe Medical Arts Building(E)(H)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)(I)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)(J)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building (E)(J)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(K)	Bellingham, WA	MOB	100%	—
Forney Medical Office Building Phase II LP (L)(M)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower (E)(N)	Amarillo, TX	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a non-controlling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire on May 31, 2014.
(G)	Real estate assets owned by an LLC in which we have a non-controlling ownership interest as indicated above. Tenants of this medical office building include subsidiaries of UHS.

(H)	This MOB was acquired during the second quarter of 2011.
(I)	This MOB was acquired during the third quarter of 2011.
(J)	This MOB was acquired during the fourth quarter of 2011.
(K)	This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.
(L)	Construction on this MOB began during the third quarter of 2012 and the MOB is scheduled to completed and opened during March, 2013.
(M)	Real estate assets owned by a limited partnership (“LP”) in which we have a non-controlling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(N)	This MOB was acquired during the fourth quarter of 2012.
(O)	This MOB has a master lease arrangement which is scheduled to expire in June, 2013.

Other Information

Included in our portfolio at December 31, 2012 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 36% of our consolidated revenues in 2012, 65% in 2011 and 66% in 2010. The decrease during 2012 as compared to 2011 and 2010 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. As of December 31, 2012, these leases have fixed terms with an average of 3.4 years remaining and include renewal options ranging from one to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 5.9 (ranging from 2.1 to 14.4) during 2012, 5.5 (ranging from 1.9 to 13.3) during 2011 and 5.1 (ranging from 2.3 to 11.4) during 2010. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 47% of our total revenue for the five years ended December 31, 2012 (approximately 30%, 55% and 56% for the years ended December 31, 2012, 2011 and 2010, respectively). The decrease during 2012 as compared to 2011 and 2010 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2012 (approximately 21% for the year ended December 31, 2012 and 19% for each of the years ended December 31, 2011 and 2010). In addition, fourteen MOBs, including certain properties owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory agreement was renewed for 2013 and, effective January 1, 2013, the fee was increased to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2012, 2011 or 2010 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.1 million during 2012, $2.0 million during 2011 and $1.9 million during 2010 and were based upon average invested real estate assets of $326 million, $309 million and $285 million during 2012, 2011 and 2010, respectively. Based upon our average invested real estate assets of $326 million during 2012, the increase in the advisory fee expense to 0.70% (beginning in 2013) from 0.65%, amounts to $163,000 annually.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2012 we had no salaried employees, our officers do receive stock-based compensation. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock (amounting to $208,000 in the aggregate, including the market value on the date of grant of restricted stock that is scheduled to vest in 2014). The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. For additional disclosure, please refer to our Current Report on Form 8-K as filed on June 11, 2012.

Share Ownership:    As of December 31, 2012 and 2011, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of

UHS comprised approximately 30%, 55% and 56% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Regulation and Other Factors

During 2012, 2011 and 2010, 28% 51% and 52%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. The decrease during

2012 as compared to 2011 and 2010 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	75	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	53	Vice President and Chief Financial Officer

Cheryl K. Ramagano	50	Vice President, Treasurer and Secretary

Timothy J. Fowler	57	Vice President, Acquisition and Development

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

Our future results of operations could be unfavorably impacted by continued deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A continuation or worsening of economic conditions may result in a continued high unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties.

The revenues and results of operations of the tenants of our hospital facilities, including UHS, and our medical office buildings, are significantly affected by payments received from the government and other third party payors.

The operators of our hospital facilities and tenants of our medical office buildings derive a significant portion of their revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Our tenants are unable to predict the effect of recent and future policy changes on their operations.

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding for each of the last several years, including 2012. Furthermore, many states may effectuate further reductions in the level of Medicaid funding due to continued projected state budget deficits, which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements related to various governmental programs, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our tenants’ business, financial position and results of operations, and in turn, ours.

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

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. The 2012 Act provides a one-year fix to statutory reductions in physician reimbursement and extends other Medicare provisions. In order to offset the cost of these extensions, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments is expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level. We cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business.

The uncertainties of health care reform could materially affect the business and future results of operations of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

In March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business.

Increased competition in the health care industry has resulted in lower revenues and higher costs for our operators, including UHS, and may affect our revenues, property values and lease renewal terms.

The health care industry is highly competitive and competition among hospitals and other health care providers for patients and physicians has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities.

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

In addition, the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 130-bed acute care hospital.

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

For the year ended December 31, 2012, UHS accounted for 37% of our consolidated revenues. In addition, as of December 31, 2012, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2014 or 2016. We cannot assure you that UHS will renew the leases or continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

UHS’s acquisitions of Ascend Corporation and Psychiatric Solutions, Inc.

UHS’s 2012 fourth quarter acquisition of Ascend Corporation (“Ascend”) and their 2010 acquisition of Psychiatric Solutions, Inc. (“PSI”) has required UHS to substantially increase its level of indebtedness, which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline;

Although we have not been and do not expect to be directly impacted by UHS’ acquisitions of Ascend and PSI, UHS is substantially more leveraged and we cannot assure you that UHS will continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of UHS. As of December 31, 2012, we had no salaried employees although our officers do receive stock-based compensation. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2012, 28% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold, or held, a majority, non-controlling equity ownership interest. The underlying real property owned by two of these LLCs was divested to a third-party during the first and fourth quarters of 2012.

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

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, all of which may materially adversely affect our business, results of operations, and financial condition.

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

In order to qualify as a REIT, we must comply with certain highly technical and complex Internal Revenue Code provisions. Although we believe we have been qualified as a REIT since our inception, there can be no assurance that we have been so qualified or will remain qualified in the future. Failure to qualify as a REIT may subject us to income tax liabilities, including federal income tax at regular corporate rates. The additional income tax incurred may significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, if disqualified, we might be barred from qualification as a REIT for four years following disqualification. Also, if disqualified, we will not be allowed a deduction for distributions to stockholders in computing our taxable income and we could be subject to increased state and local income taxes.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, dividends paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 39.6% (subject to certain additional taxes for certain taxpayers).

Should we be unable to comply with the strict income distribution requirements applicable to REITs utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition.

To obtain the favorable tax treatment associated with qualifying as a REIT, in general, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. To meet the distribution requirements necessary to achieve the tax benefits associated with qualifying as a REIT, we could be required to: (i) seek borrowed funds even if conditions are not favorable for borrowing; (ii) issue equity which could have a dilutive effect on the future dividends and share value of our existing shareholders, and/or; (iii) divest assets that we might have otherwise decided to retain. Securing funds through these other non-operating means could adversely affect our financial condition and future results of operations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

Our business is highly competitive and we expect that it may become more competitive in the future. We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, banks and other companies, including UHS, some of which are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

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

	Type of facility	Number of available beds @ 12/31/12						Lease Term			% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
Hospital Facility Name and Location			Average Occupancy(1)					Minimum rent	End of initial or renewed term	Renewal term (years)
			2012	2011	2010	2009	2008
Southwest Healthcare System: Inland Valley Campus(2)(7) Wildomar, California	Acute Care	130	62%	70%	78%	77%	77%	$2,648,000	2016	15	0%	—
McAllen Medical Center(3)(7) McAllen, Texas	Acute Care	430	43%	45%	47%	50%	50%	5,485,000	2016	15	0%	—
Wellington Regional Medical Center(7) West Palm Beach, Florida	Acute Care	158	69%	73%	70%	71%	74%	3,030,000	2016	15	0%	—
The Bridgeway(7) North Little Rock, Arkansas	Behavioral Health	103	82%	84%	77%	79%	83%	930,000	2014	10	0%	—
HealthSouth Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	80	79%	75%	71%	60%	55%	775,000	2014	10	0%	—
Kindred Hospital Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	53%	54%	64%	61%	63%	729,000	2019	25	100%	3-4%
Kindred Hospital Chicago Central(9) Chicago, Illinois	Sub-Acute Care	84	51%	46%	40%	45%	44%	1,452,000	2016	10	0%	—

							Lease Term
Facility Name and Location	Type of facility	Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2012	2011	2010	2009	2008
Desert Springs Medical Plaza(4) Las Vegas, Nevada	MOB	68%	69%	65%	74%	78%	1,063,000	2013-2025	Various	35%	2	%-5%
Spring Valley MOB I(4) Las Vegas, Nevada	MOB	68%	75%	93%	96%	96%	747,000	2013-2018	Various	32%	2	%-5%
Spring Valley MOB II(4) Las Vegas, Nevada	MOB	76%	67%	53%	51%	50%	979,000	2014-2020	Various	5%	1%
Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	81%	90%	91%	95%	98%	1,513,000	2013-2016	Various	9%	3	%-4%
Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	82%	83%	97%	100%	100%	1,523,000	2013-2021	Various	5%	2	%-5%
Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	71%	64%	63%	63%	—	1,442,000	2015-2021	Various	53%	3	%-5%
Sheffield Medical Building Atlanta, Georgia	MOB	60%	65%	66%	73%	77%	781,000	2013-2022	Various	67%	2	%-3%
St. Mary’s Professional Office Building Reno, Nevada	MOB	99%	100%	99%	99%	97%	4,141,000	2013-2025	Various	26%	2	%-4%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	100%	99%	1,973,000	2013-2018	Various	57%	2	%-5%
Palmdale Medical Plaza Palmdale, California	MOB	75%	75%	75%	75%	—	1,181,000	2013-2021	Various	44%	2	%-5%
Gold Shadow—700 Shadow (4) Las Vegas, Nevada	MOB	82%	78%	86%	94%	100%	807,000	2013-2020	Various	25%	2	%-5%
Gold Shadow—2010 & 2020 Goldring MOBs(4) Las Vegas, Nevada	MOB	95%	95%	91%	91%	92%	1,723,000	2013-2017	Various	7%	3%
Centennial Hills MOB(4) Las Vegas, Nevada	MOB	62%	63%	58%	47%	30%	1,391,000	2015-2022	Various	0%	—
Auburn II MOB(4) Auburn, Washington	MOB	90%	84%	79%	—	—	1,092,000	2014-2022	Various	28%	2	%-6%

							Lease Term
Facility Name and Location	Type of facility	Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2012	2011	2010	2009	2008
Suburban Medical Plaza II Louisville, Kentucky	MOB	100%	100%	98%	98%	98%	2,460,000	2013-2025	Various	11%	3%
Forney Medical Plaza(6) Forney, Texas	MOB	97%	92%	—	—	—	1,467,000	2013-2021	Various	73%	2	%-3%
Lake Pointe Medical Arts Building(6) Rowlett,Texas	MOB	96%	95%	—	—	—	1,404,000	2017-2020	Various	22%	3%
Tuscan Medical Properties(6) Las Colinas, Texas	MOB	98%	100%	—	—	—	1,162,000	2014-2020	Various	100%	2	%-3%
PeaceHealth Medical Clinic(10) Bellingham, Washington	MOB	100%	—	—	—	—	2,477,000	2013-2024	Various	100%	1%
Mid Coast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,257,000	2013-2023	Various	100%	2%

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2012. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
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

(4)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold either a 100% or majority ownership interest) and include tenants who are subsidiaries of UHS.
(5)	Minimum rent amounts contain impact of straight-line rent adjustments.
(6)	These properties were acquired in 2011.
(7)	See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties.
(8)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(9)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the estimated current fair market value of the property exceeds the stipulated minimum price. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(10)	This MOB was acquired on January 23, 2012.

Leasing Trends at Our Significant Medical Office Buildings

During 2012, we had a total of 91 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $23 per square foot during 2012. The weighted-average leasing commissions on the new and renewed leases commencing during 2012 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2012 was approximately 3% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2012, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1%. Rental rates on new leases were excluded from the above-mentioned market rates to expired lease rates calculation since a significant portion of the new leases occurred at newly constructed MOBs which are leasing unoccupied space at generally fixed rental rates.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments as of December 31, 2012 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2013 of 20% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2013	2013	2014	2015	2016	2017	2018 and Later
Hospital Investments
McAllen Medical Center	422,276	0%	0%	0%	0%	100%	0%	0%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	100%	0%	0%
Southwest Healthcare System—Inland Valley Campus.	124,644	0%	0%	0%	0%	100%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	100%	0%	0%
The Bridgeway	77,901	0%	0%	100%	0%	0%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	100%	0%	0%	0%	0%
Kindred Hospital Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,084,004	0%	0%	14%	0%	79%	0%	7%

Other Investments
Medical Office Buildings:
Saint Mary’s Professional Office Building	190,754	2%	2%	0%	4%	1%	12%	79%
Goldshadow—2010 & 2020 Goldring MOBs(d)	74,774	15%	33%	11%	8%	0%	16%	17%
Goldshadow—700 Shadow Lane MOB	42,060	12%	16%	0%	37%	0%	11%	24%
Texoma Medical Plaza	115,284	25%	0%	0%	12%	0%	2%	61%
Suburban Medical Plaza II	102,818	0%	0%	21%	10%	9%	1%	59%
Desert Springs Medical Plaza	102,580	36%	14%	0%	28%	5%	0%	17%
Peace Health Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building	96,696	32%	10%	12%	8%	3%	0%	35%
Summerlin Hospital Medical Office Building II(c)	92,313	27%	22%	17%	11%	5%	11%	7%
Summerlin Hospital Medical Office Building I(c)	89,636	18%	38%	21%	14%	9%	0%	0%
The Sparks Medical Building	35,127	12%	8%	4%	13%	18%	0%	45%
Sparks—Vista Medical Terrace	50,921	62%	8%	0%	5%	1%	10%	14%
North Valley Medical Plaza	80,454	58%	5%	2%	14%	3%	4%	14%
Summerlin Hospital Medical Office Building III	77,713	21%	0%	0%	2%	13%	0%	64%
Mid Coast Hospital MOB	74,629	0%	12%	0%	0%	77%	0%	11%
Sheffield Medical Building(e)	73,446	61%	6%	5%	3%	5%	7%	13%
North West Texas Prof. Office Tower	72,351	0%	0%	0%	3%	46%	3%	48%
Rosenberg Children’s Medical Plaza(c)	66,231	0%	32%	0%	3%	6%	0%	59%
Sierra San Antonio Medical Plaza	59,160	38%	6%	0%	4%	36%	9%	7%
Palmdale Medical Plaza(a)	58,150	25%	31%	16%	0%	0%	5%	23%
Spring Valley Medical Office Building	57,828	35%	15%	10%	13%	2%	21%	4%
Spring Valley Medical Office Building II	57,432	24%	0%	10%	0%	13%	0%	53%
Southern Crescent Center II	53,680	35%	0%	8%	0%	11%	0%	46%
Desert Valley Medical Center	53,625	22%	18%	5%	13%	17%	4%	21%
Tuscan Professional Building	52,868	2%	0%	38%	33%	12%	0%	15%
Lake Pointe Medical Arts Building	50,974	4%	0%	0%	0%	0%	33%	63%
Forney Medical Plaza	50,947	3%	6%	0%	0%	0%	0%	91%
Southern Crescent Center I(b)	41,400	24%	26%	0%	0%	0%	6%	44%
Auburn Medical II	41,311	10%	0%	0%	0%	0%	9%	81%
BRB Medical Office Building	40,733	0%	0%	0%	17%	4%	0%	79%
Cypresswood Professional Center—8101	10,200	0%	0%	0%	100%	0%	0%	0%
Cypresswood Professional Center—8111	29,882	22%	0%	16%	51%	0%	11%	0%
Medical Center of Western Connecticut	36,147	0%	11%	17%	0%	4%	18%	50%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Apache Junction Medical Plaza(c)	26,901	9%	34%	4%	31%	0%	22%	0%
Santa Fe Professional Plaza	25,086	35%	16%	0%	0%	23%	11%	15%
Professional Bldg at King’s Crossing—Bldg A	11,528	87%	0%	0%	0%	0%	0%	13%
Professional Bldg at King’s Crossing—Bldg B	12,790	0%	0%	0%	48%	41%	11%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	0%	0%	0%	100%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Family Doctor’s MOB	12,050	0%	0%	0%	0%	100%	0%	0%
Tonopah Medical Office Building	10,747	0%	0%	0%	0%	0%	0%	100%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	0%	100%	0%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	0%	100%	0%	0%

Sub-total Other Investments	2,434,469	18%	9%	6%	9%	10%	5%	43%

Total	3,518,473	13%	7%	8%	6%	31%	4%	31%

(a)	The Palmdale Medical Plaza has a 75% master lease commitment from UHS that expires at the earlier of the commitment threshold being met or the scheduled expiration in June, 2013. As of early March, 2013, we have executed leases or letters of intent which, if finalized, would increase the building’s occupancy rate to approximately 60%. We are also in active lease negotiations with additional potential tenants which, if finalized, could increase the occupancy rate to approximately 70% to 75% by the end of 2013.
(b)	The estimated market rates related to the 2013 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 2%.
(c)	The estimated market rates related to the 2013 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 3%.
(d)	The estimated market rates related to the 2013 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 5%.
(e)	An asset impairment charge was recorded on this MOB in 2011 after evaluation of property-specific factors, the impact of unfavorable economic conditions in the market and competitive pressures.

The average effective annual rental per square foot for our hospital properties was $17.69 during 2012 as compared to $17.73 during 2011, based upon consolidated revenues and total square footage for the hospital facilities. The average effective annual rental per square foot related to our MOBs and childcare centers that were owned at December 31, 2012 was $27.22 during 2012, as compared to $26.24 during 2011 for MOBs and childcare centers that were owned at December 31, 2011, based upon the consolidated and unconsolidated revenues and the estimated average occupied square footage for all of our MOBs and childcare centers. On a combined basis, based upon all consolidated and unconsolidated revenues and estimated average occupied square footage, the average effective annual rental per square foot for our properties on a portfolio basis was $23.87 during 2012 for the properties owned at December 31, 2012 as compared to $23.73 during 2011 for the properties owned at December 31, 2011. The estimated average occupied square footage for 2012 was calculated by averaging the unavailable rentable square footage on January 1, 2012 and January 1, 2013. The estimated average occupied square footage for 2011 was calculated by averaging the unavailable rentable square footage on January 1, 2011 and January 1, 2012.

During 2012, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2012. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2012. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2012, based upon average occupied square feet for McAllen Medical Center:

Property	2012 Average Occupied Square Feet	2012 Revenues	2012 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,069,000	$16.74

The following table sets forth lease expirations for each of the next ten years:

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
Hospital properties
2013	0	0	$0	0%
2014	155,341	2	$1,705,000	2%
2015	0	0	$0	0%
2016	858,963	4	$12,597,000	18%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	69,700	1	$709,000	1%
2020	0	0	$0	0%
2021	0	0	$0	0%
2022	0	0	$0	0%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,084,004	7	$15,011,000	21%

	Expiring Square Feet	Number of Tenants	Annual Rental of Expiring Leases(1)	Percentage of Annual Rental(2)
Other consolidated properties
2013	150,120	56	$4,126,000	6%
2014	114,814	41	$3,524,000	5%
2015	157,796	49	$4,480,000	6%
2016	125,261	26	$3,599,000	5%
2017	89,671	22	$2,661,000	4%
2018	116,171	27	$3,783,000	5%
2019	69,077	15	$2,049,000	3%
2020	97,668	22	$3,102,000	4%
2021	150,164	11	$4,270,000	6%
2022	80,938	4	$2,751,000	4%
Thereafter	73,930	9	$1,796,000	3%

Subtotal-other consolidated properties	1,225,610	282	$36,141,000	51%

Other unconsolidated properties (MOBs)
2013	61,591	30	$1,645,000	2%
2014	27,719	8	$692,000	1%
2015	59,111	20	$1,507,000	2%
2016	118,139	29	$3,134,000	4%
2017	43,383	16	$1,208,000	2%
2018	68,777	16	$1,928,000	3%
2019	7,720	3	$207,000	0%
2020	140,518	13	$3,969,000	6%
2021	16,722	5	$431,000	1%
2022	44,489	11	$1,127,000	2%
Thereafter	136,435	10	$3,669,000	5%

Subtotal-other unconsolidated properties	724,604	161	$19,517,000	28%

Total all properties	3,034,218	450	$70,669,000	100%

(1)	Based upon 2012 rental revenue excluding the bonus rental revenue earned on the UHS hospital facilities and including 100% of the revenues generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2012.
(2)	Percentages based upon rental revenue streams related to expiring leases, excluding the bonus rental earned on the UHS hospital facilities and including 100% of the revenue streams related to expiring leases that is generated at the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2012.

ITEM 3.	Legal Proceedings

None

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2012 and 2011 are summarized below:

	2012		2011
	High Price	Low Price	High Price	Low Price
First Quarter	$40.94	$37.77	$40.53	$36.04
Second Quarter	$41.53	$37.85	$43.38	$38.99
Third Quarter	$46.46	$42.10	$42.97	$32.92
Fourth Quarter	$50.61	$45.35	$39.70	$32.21

Holders

As of January 31, 2013, there were approximately 423 shareholders of record of our shares of beneficial interest.

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

	2012	2011
First Quarter	$.610	$.605
Second Quarter	.615	.605
Third Quarter	.615	.605
Fourth Quarter	.620	.610

	$2.460	$2.425

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: HCP, Inc., Nationwide Health Properties, Inc. (included until July, 2011 when it was acquired by Ventas, Inc.), Omega Healthcare Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust, Inc., LTC Properties, Inc., and National Health Investors, Inc.

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference in this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2007.

	Base Period Dec 2007	INDEXED RETURNS Years Ending
Company Name / Index		Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012
Universal Health Realty Income Trust	$100	$99.52	$104.44	$127.67	$145.19	$199.16
S&P 500 Index	$100	$63.00	$79.67	$91.68	$93.61	$108.59
Peer Group	$100	$93.48	$112.46	$134.01	$154.92	$183.69

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2012. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2012	2011	2010	2009	2008
Operating Results:
Total revenue(1)	$53,950	$29,494	$28,878	$31,914	$29,184
Net income(2)	$19,477	$73,794	$16,310	$18,576	$11,653
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$314,386	$288,633	$125,257	$154,540	$154,649
Investments in LLCs(1)(4)	28,636	33,057	80,442	61,934	56,462
Intangible assets, net of accumulated amortization(3)	26,293	28,081	1,080	1,214	1,347
Total assets(1)(3)	383,038	370,929	216,135	228,825	221,056
Total indebtedness, including debt premium(1)(3)(5)	197,936	174,836	67,563	84,267	71,692
Other Data:
Funds from operations(6)	$34,280	$32,468	$32,582	$33,325	$29,571
Cash provided by (used in):
Operating activities	30,783	21,372	23,049	24,984	21,769
Investing activities	(8,565)	(3,284)	(17,302)	(12,362)	(26,923)
Financing activities	(30,819)	(7,426)	(7,798)	(10,202)	4,641
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.54	$5.84	$1.33	$1.56	$0.98
Diluted earnings per share:
Total diluted earnings per share(2)	$1.54	$5.83	$1.33	$1.56	$0.98
Dividends per share	$2.460	$2.425	$2.415	$2.380	$2.340
Other Information (in thousands)
Weighted average number of shares outstanding—basic	12,661	12,644	12,259	11,891	11,851
Weighted average number of shares and share equivalents outstanding—diluted	12,669	12,649	12,262	11,897	11,882

(1)	As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements include the consolidated accounts of our consolidated investments and those investments that meet the criteria of a variable interest entity. Please see Note 1 for further discussions.
(2)

Net income and earnings per share during 2012 includes a $8.5 million gain on the divestiture of property owned by two unconsolidated LLCs in which we formerly held non-controlling majority ownership interests, and $680,000 of transaction costs related to the acquisition of a medical clinic and medical office building in 2012. Net income and earnings per share data during 2011 includes: (i) a $28.6 million gain recorded in connection with our purchase of third-party minority ownership interests in various LLCs in which we formerly held non-controlling majority ownership interests (we owned 100% of each of these entities at December 31, 2011); (ii) a $35.8 million gain on the divestiture of property owned by unconsolidated LLCs in which we formerly held non-controlling majority ownership interests; (iii) $518,000 of transaction costs related to the acquisition of four MOBs during 2011 and the first quarter of 2012, and; (iv) a $5.4 million charge for a provision for asset impairment recorded on a certain MOB, as discussed herein. Net income and earnings per share during 2008 includes a $4.6 million provision for asset impairment recorded on a certain MOB.
(3)	December 31, 2012 and 2011 amounts include the fair values of the real property of various previously unconsolidated LLCs, which we began consolidating during the fourth quarter of 2011 subsequent to our purchase of the third-party minority ownership interests (we owned 100% of each of these entities at December 31, 2011).
(4)	Investments in LLCs at December 31, 2012 and 2011 reflects the consolidation of various LLCs, as mentioned in notes 2 and 3 above, as well as the divestiture of property owned by various unconsolidated LLCs during 2012 and 2011, as discussed herein.
(5)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $77.5 million as of December 31, 2012, $101.8 million as of December 31, 2011, $271.7 million as of December 31, 2010, $251.4 million as of December 31, 2009 and $230.5 million as of December 31, 2008 (See Note 8 to the consolidated financial statements).
(6)	Our funds from operations (“FFO”) during 2012 and 2011 includes reductions for transaction costs of $680,000 and $518,000, respectively.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2012 and 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO is shown below:

	(000s)
	2012	2011	2010	2009	2008
Net income	$19,477	$73,794	$16,310	$18,576	$11,653
Depreciation and amortization expense:
Consolidated investments	20,030	7,173	6,156	6,283	5,832
Unconsolidated affiliates	3,293	10,558	10,116	8,466	7,511
Provision for asset impairment	—	5,354	—	—	4,575
Less gains:
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	(28,576)	—	—	—
Gain on divestitures of properties owned by unconsolidated LLCs, net	(8,520)	(35,835)	—	—	—

Funds From Operations	34,280	32,468	32,582	33,325	29,571
Transaction costs	680	518	—	—	—

Adjusted Funds From Operations	$34,960	$32,986	$32,582	$33,325	$29,571

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 28, 2013, we have fifty-four real estate investments or commitments in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including thirteen owned by twelve unconsolidated LLCs, and;

•	four preschool and childcare centers.

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•

two LLCs that own properties in California, in which we have various non-controlling equity interests, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

•

the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 130-bed acute care hospital;

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

•

UHS’s 2012 acquisition of Ascend Corporation and its 2010 acquisition of Psychiatric Solutions, Inc. has required UHS to substantially increase its level of indebtedness, which could, among other things, adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry and could potentially prevent it from meeting its obligations under the agreements related to its indebtedness. If UHS experiences financial difficulties and, as a result, operations of its existing facilities suffer, or UHS otherwise fails to make payments to us, our revenues will significantly decline;

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

Assessment of the recoverability by us of certain lease related costs must be made when we have reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. If we determine that the intangible assets are not recoverable from future cash flows, the excess of carrying value of the intangible asset over its estimated fair value is charged to income.

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

At December 31, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of December 31, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we currently account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease arrangement is scheduled to expire in June, 2013.

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

Relationship with UHS and Related Party Transactions

UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS and although as of December 31, 2012 we had no salaried employees, our officers do receive stock-based compensation from time-to-time. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock (amounting to $208,000 in the aggregate, including the market value on the date of grant of restricted stock that is scheduled to vest in 2014). The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. For additional disclosure, please refer to our Current Report on Form 8-K as filed on June 11, 2012.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisor is entitled to certain advisory fees for its services. See “Relationship with UHS and Related Party Transactions” in Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased, effective January 1, 2013, to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory Agreement was renewed for 2013. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30%, 55% and 56% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease during 2012 as compared to 2011 and 2010 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for 21% for the year ended December 31, 2012 and 19% of the combined consolidated and unconsolidated revenues for each of the years ended December 31, 2011 and 2010. In addition, twelve of the MOBs, including certain properties owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with UHS and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011:

Our Consolidated Statement of Income for the year ended December 31, 2012 includes the revenue and expenses associated with the below-mentioned LLCs in which we purchased the third-party minority interests during the fourth quarter of 2011. Since we now own 100% of these entities, we began consolidating the financial data effective December 12, 2011. Prior to these minority interest purchases, we previously held noncontrolling majority interests in these LLCs and they were therefore accounted for on an unconsolidated basis. Our Consolidated Statement of Income for the year ended December 31, 2011 includes a partial month of revenue and expenses associated with the below-mentioned LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. The table below reflects the “As Adjusted” Statement of Income for the year ended December 31, 2011, reflecting the revenue and expense impact of the consolidation of these various LLCs as if they had been consolidated for the twelve months ended December 31, 2011. The “As Adjusted” amounts are used for comparison discussions in the Results of Operations, as they present both periods on a comparable basis. Our 2012 net income was unfavorably impacted as a result of the consolidation of these LLCs primarily due to a $6.6 million increase in depreciation and amortization resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	As reported in Consolidated Statements of Income	As reported in Consolidated Statements of Income	January 1 – December 11, 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted”	“As Adjusted” Variance
Revenues	$53,950	$29,494	$16,961	$46,455	$7,495

Expenses:
Depreciation and amortization	20,216	7,306	3,922	11,228	(8,988)
Advisory fees to UHS	2,119	2,008	—	2,008	(111)
Other operating expenses	14,575	5,581	7,196	12,777	(1,798)
Transaction costs	680	518	—	518	(162)
Provision for asset impairment	—	5,354	—	5,354	5,354

	37,590	20,767	11,118	31,885	(5,705)

Income before equity in income of unconsolidated LLCs, interest expense and gains, net	16,360	8,727	5,843	14,570	1,790
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	28,576	—	28,576	(28,576)
Equity in income of unconsolidated LLCs	2,365	3,058	(1,810)	1,248	1,117
Gain on divestiture of property owned by unconsolidated LLCs	8,520	35,835	—	35,835	(27,315)
Interest expense, net	(7,768)	(2,402)	(4,033)	(6,435)	(1,333)

Net income	$19,477	$73,794	$—	$73,794	($54,317)

During 2012, net income decreased $54.3 million to $19.5 million as compared to $73.8 million during 2011. The decrease was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column indicated on the table above:

•

an unfavorable change of $28.6 million resulting from the aggregate net gain (net of $301,000 of related transaction costs) recorded during 2011 in connection with the fair value recognition of the assets and liabilities related to eleven LLCs in which we purchased the third-party minority ownership interests, as discussed below and herein (see Note 3 to the Consolidated Financial Statements);

•

an unfavorable change of $27.3 million resulting from the decrease in net gains on divestitures of properties owned by unconsolidated LLCs, as discussed below and herein (see Note 3 to the Consolidated Financial Statements);

•

an unfavorable change of $9.0 million (As Adjusted) in depreciation and amortization expense primarily due to a $6.6 million increase incurred during 2012 resulting from the increased basis recorded in connection with the fair value recognition of the assets and liabilities related to the eleven LLCs of which we purchased the third-party minority ownership interests during the fourth quarter of 2011, as well as a $3.0 million increase during 2012 at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	an unfavorable change of $1.3 million (As Adjusted) in interest expense, as discussed below;

•	a favorable change of $5.4 million resulting from the provision for asset impairment recorded during 2011 on an MOB located in Atlanta, Georgia, as discussed below;

•

a favorable change of approximately $5.2 million from the net operating income (before depreciation and amortization and interest expenses) generated at five MOBs and clinics acquired during 2011 and the first quarter of 2012;

•	a favorable change of $1.1 million (As Adjusted) resulting from an increase in equity in income of unconsolidated LLCs resulting primarily from increased income generated at a number of our LLCs, and;

•	other combined net favorable changes of $200,000.

Total revenue increased by $7.5 million (As Adjusted) during 2012, as compared to 2011, due primarily to the revenue, or increased revenue, generated during 2012 at five MOBs/clinic acquired at various times during 2011 and 2012, as discussed below and herein.

During 2012, we recorded a combined net gain of $8.5 million in connection with the sale of two medical office buildings by LLCs in which we formerly held a noncontrolling majority ownership interests, as discussed below and herein. See Note 3 to the Consolidated Financial Statements for additional disclosure related to this divestiture.

Interest expense, net of interest income, increased $1.3 million (As Adjusted) during 2012 as compared to 2011, primarily due to: (i) an increase in our average outstanding borrowings (to $75.4 million in 2012 from $67.8 million in 2011) as well as an increase in the average effective interest rate (to 2.4% in 2012 from 1.8% in 2011) pursuant to the terms of our new $150 million revolving credit agreement that commenced in July, 2011; (ii) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions, as mentioned below, partially offset by; (iii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed below. The increased borrowings during 2012 as compared to 2011 were used primarily to: (i) fund the purchases of the six newly acquired MOBs/clinic during 2011 and the first and fourth quarters of 2012; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during 2011 and 2012 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $12.9 million and $11.5 million (As Adjusted basis), for 2012 and 2011, respectively. The increase in other operating expenses during 2012 as compared to 2011, is primarily attributable to the expenses related to the five recently acquired MOBs/clinic, as previously discussed. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income. During 2012, $7.2 million, or 56% (As Adjusted) of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2011, $5.7 million, or 50% (As Adjusted), of the expenses related to consolidated medical office buildings were passed on directly to the tenants.

During 2012, we had a total of 91 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $23 per square foot during 2012. The weighted-average leasing commissions on the new and renewed leases commencing during 2012 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2012 was approximately 3% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2012, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1%. Rental rates on new leases were excluded from the above-mentioned market rates to expired lease rates calculation since a significant portion of the new leases occurred at newly constructed MOBs which are leasing unoccupied space at generally fixed rental rates.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2012 and 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for 2012 and 2011 (in thousands):

	2012	2011
Net income	$19,477	$73,794
Depreciation and amortization expense on consolidated investments	20,030	7,173
Depreciation and amortization expense on unconsolidated affiliates	3,293	10,558
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	(28,576)
Gain (net of related transaction costs) on divestitures of properties owned by unconsolidated LLCs	(8,520)	(35,835)
Provision for asset impairment	—	5,354

Funds From Operations	34,280	32,468
Transaction costs	680	518

Adjusted Funds From Operations	$34,960	$32,986

Our FFO increased $1.8 million to $34.3 million during 2012 as compared to $32.5 million during 2011. The increase was primarily due to: (i) an unfavorable change of $54.3 million resulting from the decrease in net income, as discussed above; (ii) a favorable change of $28.6 million from the 2011 gain on purchase of minority interests in majority-owned LLCs; (iii) plus a $5.6 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates); (iv) a favorable change of $27.3 million in gains recorded on divestiture of properties owned by an unconsolidated LLCs., and; (v) an unfavorable change of $5.4 million from the provision for asset impairment add back during 2011.

Our AFFO increased $2.0 million to $35.0 million during 2012 as compared to $33.0 million during 2011. The increase in AFFO during 2012, as compared to 2011, was attributable to: (i) the above-mentioned $1.8 million increase in FFO, plus; (ii) the $200,000 increase in the add-back of the transaction costs incurred during each period.

Summary of Acquisitions, Divestitures and Purchases of Third-Party Minority Ownership Interests completed during 2011:

Below is a summary of all transactions completed during 2012 and 2011. Each of the MOBs acquired during 2011, one of the MOBs acquired during 2012 and certain of the divestitures of MOBs by formerly jointly-owned LLCs were part of planned like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Acquisitions:

During 2012, we paid an aggregate of $16.9 million in cash and assumed $22.4 million of third-party debt to acquire the following:

Property:	Type of facility	City	State	Date of Acquisition
PeaceHealth Medical Clinic	Single-tenant MOB	Bellingham	WA	January, 2012
Northwest Texas Professional Office Tower	Multi-tenant MOB	Amarillo	TX	December, 2012

Transaction costs recorded in connection with the purchase of the two above-mentioned MOBs aggregated approximately $680,000 for the year ended December 31, 2012.

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

Divestiture of MOBs by formerly jointly-owned LLCs:

During 2012, we received an aggregate of $12.2 million of net cash proceeds in connection with the divestiture of the following MOBs by two LLCs in which we formerly owned noncontrolling majority ownership interests ranging from 90% to 95%. These proceeds were net of closing costs and the minority member’s share of the proceeds. These divestitures resulted in an aggregate net gain of $8.5 million which is included in our results of operations for the year ended December 31, 2012.

Name of LLC:	Property owned by LLC:	City	State	Date of Divestiture
Canyon Healthcare Properties	Canyon Springs Medical Plaza	Gilbert	AZ	Feb, 2012
575 Hardy Investors	Centinela Medical Building Complex	Inglewood	CA	Oct, 2012

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

Year ended December 31, 2011 as compared to the year ended December 31, 2010:

As mentioned above, our Consolidated Statement of Income for the year ended December 31, 2011 includes a partial month of revenue and expenses associated with the above-mentioned LLCs in which we purchased the third-party minority ownership interests during the fourth quarter of 2011. As a result of the purchases of the minority ownership interests, we now own 100% of these entities and therefore began consolidating the financial data of each effective December 12, 2011. Prior to these minority ownership interest purchases, we previously held noncontrolling majority ownership interests in these LLCs and they were therefore accounted for on an unconsolidated basis.

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

During 2011, net income increased $57.5 million to $73.8 million as compared to $16.3 million during 2010. The increase was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column as indicated on the table above:

•	a favorable change of $35.8 million resulting from the net gain (net of $466,000 of related transaction costs) on divestitures of properties owned by unconsolidated LLCs, as discussed herein;

•

a favorable change of $28.6 million from the aggregate net gain (net of $301,000 of related transaction costs) recorded in connection with the fair value recognition of the assets and liabilities related to eleven LLCs in which we purchased the third-party minority ownership interests, as discussed herein;

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

•	an unfavorable change of $576,000 resulting from the June, 2010 expiration of a master lease agreement on an MOB located in Georgia;

•	an unfavorable change of $518,000 resulting from the transaction costs incurred in connection with the acquisitions, as discussed herein;

•	a favorable change of $500,000 resulting from the income generated during 2011 (before interest expense) related to the four acquired MOBs located in Texas and Georgia, as discussed above;

•	an unfavorable change of $282,000 resulting from a net decrease in equity in income of unconsolidated LLCs, and;

•	other combined net favorable changes of approximately $200,000.

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

Depreciation and amortization expense increased $795,000 during 2011, as compared to 2010 (As Adjusted Variance), due primarily to the depreciation and amortization expense recorded on the four acquired MOBs, as well as the expense recorded in connection with capital expenditures/renovations completed at certain MOBs.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.3 million and $3.6 million (As Adjusted), for 2011 and 2010, respectively. The increase in other operating expenses during 2011, as compared to 2010, is primarily attributable to four of the recently acquired MOBs. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income. During 2011, $1.6 million, or 40%, (As Adjusted) of the expenses related to consolidated medical office buildings were passed on directly to the tenants. During 2010, $1.5 million, or 41% (As Adjusted) of the expenses related to consolidated medical office buildings were passed on directly to the tenants.

Below is a reconciliation of our reported net income to FFO and AFFO for 2011 and 2010 (in thousands):

	2011	2010
Net income	$73,794	$16,310
Depreciation and amortization expense on consolidated investments	7,173	6,156
Depreciation and amortization expense on unconsolidated affiliates	10,558	10,116
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	(28,576)	—
Gain (net of related transaction costs) on divestitures of properties owned by unconsolidated LLCs	(35,835)	—
Provision for asset impairment	5,354	—

Funds From Operations	32,468	32,582
Transaction costs	518	—

Adjusted Funds From Operations	$32,986	$32,582

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

Liquidity and Capital Resources

Year ended December 31, 2012 as compared to December 31, 2011:

Net cash provided by operating activities

Net cash provided by operating activities was $30.8 million during 2012 as compared to $21.4 million during 2011. The $9.4 million increase was attributable to:

•

a favorable change of $9.4 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, provision for asset impairment, restricted/stock-based compensation, net gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, and net gain on divestitures of properties owned by unconsolidated LLCs), as discussed above in Results of Operations;

•	an unfavorable change of $407,000 in rent receivable primarily resulting from an increase in straight-line rent receivable at various properties as well as other combined unfavorable changes;

•

a favorable change of $203,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from increased prepaid rents collected from the medical clinic acquired during the first quarter of 2012, and;

•	other combined net favorable changes of $232,000.

Net cash used in investing activities

Net cash used in investing activities was $8.6 million during 2012 as compared to $3.3 million during 2011.

2012:

During 2012, we used $8.6 million of net cash in investing activities as follows:

•	We spent $3.0 million to fund equity investments in unconsolidated LLCs;

•

We spent $8.0 million to fund an advance in the form of a member loan to an unconsolidated LLC that owned the Centinela Medical Building Complex to extinguish its third-party debt (this entity divested its property during the fourth quarter of 2012 and the member loan was repaid to us in full);

•	We spent $4.0 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	We spent $16.9 million (net of certain acquired liabilities, third-part debt and prepaid deposits) to acquire the real estate assets of two medical office buildings, as discussed above;

•	We spent $711,000 on payments made in settlement of assumed liabilities related to the acquired properties;

•	We received $8.6 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.0 million from the LLC that owns the Centinela Medical Building in which we had a 90% non-controlling equity interest (this property was divested during the fourth quarter of 2012), and;

•	$600,000 from various other LLCs in which we own non-controlling equity interests.

•	We received $3.2 million of cash in excess of income related to our unconsolidated LLCs ($5.6 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs);

•	We received $12.2 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by two unconsolidated LLCs, as discussed above, and;

•	We received $100,000 of refunded real estate deposits.

2011:

During 2011, we used $3.3 million of net cash in investing activities as follows:

•	We spent $3.8 million to fund equity investments in unconsolidated LLCs.

•	We spent $11.5 million to fund advances to unconsolidated LLCs as follows:

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

•	We spent $776,000 on additions to real estate investments primarily for tenant improvements at various MOBs;

•	We funded $634,000 consisting of deposits on real estate assets related to the acquisition of a medical clinic that we purchased during the first quarter of 2012;

•	We spent $39.6 million to acquire the real estate assets of four medical office buildings, as discussed above;

•	We spent $621,000 on payments made in settlement of assumed liabilities related to the acquired properties;

•	We spent $4.4 million to acquire the minority interests in majority-owned LLCs, as discussed above;

•	We received $8.7 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$6.2 million from an LLC that owns the Rosenberg Children’s Medical Plaza (amounts advanced previously in 2011) in which we have an 85% non-controlling equity interest;

•	$2.0 million from an LLC that owned the Desert Samaritan Hospital MOBs, in which we had a 76% non-controlling equity interest (this property was divested during the fourth quarter of 2011), and;

•	$500,000 from various other LLCs in which we own or owned non-controlling equity interests.

•	We received $5.2 million of cash in excess of income related to our unconsolidated LLCs ($8.3 million of cash distributions received less $3.1 million of equity in income of unconsolidated LLCs) ;

•	We received $2.1 million of cash in connection with refinancing of third-party debt by the LLC that owns the Rosenberg Children’s Medical Plaza in which we have an 85% non-controlling equity interest;

•	We received $4.0 million of cash in connection with the repayment of an advance previously made to a third-party partner, and;

•	We received $33.8 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by unconsolidated LLCs, as discussed above.

Additionally, the cash balance reflected on our Consolidated Balance Sheet as of December 31, 2011 was increased by an aggregate $4.2 million resulting from the consolidation of LLCs in which we purchased third-party minority ownership interests in noncontrolled, majority-owned LLCs.

Net cash used in financing activities

Net cash used in financing activities was $30.8 million during 2012 as compared to $7.4 million during 2011.

During 2012, we received: (i) $4.6 million of additional net borrowings on our revolving line of credit; (ii) $14.0 million of proceeds related to two new mortgage notes payable that are non-recourse to us, and; (iii) generated $350,000 of net cash from the issuance of shares of beneficial interest. Additionally, during 2012, we paid: (i) $18.1 million on mortgage and other notes payable that are non-recourse to us (including the pay-offs of two mortgage notes payable that were refinanced during the second and fourth quarters of 2012, resulting in the $14.0 million of proceeds, as mentioned above, as well as a $600,000 mortgage principal pay-down); (ii) $384,000 of financing costs on mortgage and other notes payable; (iii) $106,000 as partial settlement of accrued dividend equivalent rights, and; (iv) $31.2 million of dividends.

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

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses.

Pursuant to an at-the-market (“ATM”) equity issuance program in effect at that time, which is now expired, during 2010 we issued 548,900 shares under the ATM program in effect during 2010 at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). There were no shares issued pursuant to this ATM Program during 2011 or 2012.

Year ended December 31, 2011 as compared to December 31, 2010:

Net cash provided by operating activities

Net cash provided by operating activities was $21.4 million during 2011 as compared to $23.0 million during 2010. The $1.7 million decrease was attributable to:

•

an unfavorable change of $1.5 million due to a decrease in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, provision for asset impairment, restricted/stock-based compensation, net gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, and net gain on divestitures of properties owned by unconsolidated LLCs), as discussed above in Results of Operations;

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

•	a favorable change of $160,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	other combined net favorable changes of $351,000.

Net cash used in investing activities

Net cash used in investing activities was $3.3 million during 2011 (as detailed above) as compared to $17.3 million during 2010.

2010:

During 2010, we used $17.3 million of net cash in investing activities as follows:

•	We spent $15.6 million to fund equity investments in unconsolidated LLCs as follows:

•	$3.0 million invested in the LLC that owns the Suburban Medical Plaza II, in which we have a 33% non-controlling equity interest;

•	$2.6 million invested in the LLC that owns the Auburn Medical Office Building II, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest as of December, 2011);

•

$1.9 million invested in the LLC that owned the Deer Valley Medical Office Building III, in which we had a 95% non-controlling equity interest (this property was divested during the fourth quarter of 2011);

•	$1.8 million invested in the LLC that purchased the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•	$1.3 million invested in the LLC that owns the BRB Medical Office Building, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest as of December, 2011), and;

•	$5.0 million invested in various other LLCs, in which we own or owned a non-controlling equity interest.

•	We spent $9.5 million to fund advances to unconsolidated LLCs as follows:

•	$3.8 million advance made to an LLC that acquired the North Valley Medical Plaza, in which we have a 95% non-controlling equity interest;

•

$2.6 million advance made to an LLC that owns the Centennial Hills Medical Office Building, in which we had a 95% non-controlling equity interest (we own 100% of the ownership interest as of December, 2011);

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

•

$4.1 million received from the LLC that owns the Summerlin Hospital Medical Office Building II, in which we had a 98% non-controlling equity interest (we own 100% of the ownership interest as of December, 2011);

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

Net cash used in financing activities

Net cash used in financing activities was $7.4 million during 2011 (as detailed above) as compared to $7.8 million during 2010.

During 2010, we received: (i) $3.8 million of additional net borrowings on our revolving line of credit; (ii) $5.3 million of proceeds related to a new mortgage note payable, that is non-recourse to us, and; (iii) $17.8 million of net cash from the issuance of shares of beneficial interest, $17.6 million of which related to our at-the-market equity issuance program that was in place at that time and has since expired (as discussed above) and approximately $200,000 of which was related to our dividend reinvestment program. Additionally, during 2010, we paid: (i) $4.2 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during 2010 resulting in the $5.3 million of proceeds, as mentioned above); (ii) $398,000 of financing costs on mortgage notes payable that are non-recourse to us; (iii) $134,000 as settlement of accrued dividend equivalent rights, and; (iv) $29.9 million of dividends.

Additional cash flow and dividends paid information for 2012, 2011 and 2010:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $30.8 million during 2012, $21.4 million during 2011 and $23.1 million during 2010. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, amortization on debt premium, restricted/stock-based compensation expense and provision for asset impairment, as well as the gains recorded during 2012 and 2011, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $3.2 million during 2012, $5.2 million during 2011 and $3.4 million during 2010, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $34.0 million during 2012, $26.6 million during 2011 and $26.5 million during 2010 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $31.2 million during 2012, $30.7 million during 2011 and $29.9 million during 2010. During 2012, that $34.0 million of net cash generated related to the operating activities of our properties exceeded the $31.2 million of dividends paid by approximately $2.8 million. During 2011, the $26.6 million of net cash generated related to operating activities of our properties was approximately $4.1 million less than the $30.7 million of dividends paid during 2011. During 2010, the $26.5 million of net cash generated related to the operating activities of our properties was approximately $3.4 million less than that $29.9 million of dividends paid during 2010. The shortfalls experienced during 2011 and 2010 were attributable to the debt repayments and capital expenditures made by the unconsolidated LLCs during each year as well as operating factors as discussed above in Results of Operations.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($8.6 million in 2012, $8.7 million in 2011 and $604,000 in 2010); (ii) cash distributions of refinancing proceeds from LLCs ($2.1 million in 2011 and $6.9 million in 2010); (iii) net repayments/borrowings from mortgage, construction and third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($4.5 million of net repayments during 2012, $291,000 of net repayments during 2011 and $604,000 of net borrowing during 2010); (iv) net borrowings on our revolving credit agreement ($4.6 million during 2012, $23.5 million during 2011, net of $1.1 million of financing costs and $3.8 million during 2010); (v) repayment of advance made to third-party partners of $4.0 million during 2011, and; (vi) issuance of shares of beneficial interest ($350,000 during 2012, $244,000 during 2011 and $17.8 million during 2010). In addition, during 2012 and 2011, funds were generated from the divestiture of property owned by unconsolidated LLCs, our share of which was $12.2 million and $33.8 million, respectively.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($3.0 million during 2012, $3.8 million during 2011 and $15.6 million during 2010); (ii) advances made to LLCs/third-party partners ($8.0 million during 2012, $11.5 million in 2011 and $9.5 million in 2010); (iii) additions to real estate investments and acquisitions of real property ($4.0 million in 2012, $776,000 in 2011 and $969,000 in 2010); (iv) acquisitions of medical office buildings ($16.9 million in 2012 and $39.6 million in 2011), and; (v) payments of assumed liabilities on acquired properties ($711,000 in 2012 and $621,000 in 2011). Additionally, during 2011, we had additional uses of cash consisting of: (i) $4.4 million for the purchase of minority interests in majority-owned LLCs, as previously discussed, and; (ii) $634,000 of deposits on real estate assets related primarily to the acquisition of a medical clinic which was completed in early 2012.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program (which has $50.0 million of gross proceeds remaining for issuance as of December 31, 2012); (ii) borrowings under our new $150 million revolving credit facility (which has $54.9 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2012); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Our previous unsecured $100 million revolving credit agreement (the “Agreement”) was terminated by us on July 25, 2011 and replaced with a new $150 million revolving credit agreement (“Credit Agreement”), which is scheduled to expire on July 24, 2015. The Agreement provided for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% was payable on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee were based upon our debt to total capital ratio as defined by the Agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was .75%, and the commitment fee was 0.30%.

At December 31, 2012, we had $81.8 million of outstanding borrowings and $13.3 million of letters of credit outstanding under our Credit Agreement. We had $54.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2012. There are no compensating balance requirements. The average amounts outstanding under our Credit Agreement were $75.4 million in 2012, $67.8 million in 2011 and $52.9 million in 2010 with corresponding effective interest rates, including commitment fees, of 2.4% in 2012, 1.8% in 2011 and 1.1% in 2010. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $81.8 million at December 31, 2012.

Covenants relating to the Credit Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios in connection with, and as defined by, the terms of our Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2012
Tangible net worth	$125,000	$151,378
Debt to total capital	< 55%	32%
Debt service coverage ratio	> 5.00 x	20.30x
Debt to cash flow ratio	< 3.50 x	1.94x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2012, with a combined outstanding balance of $114.9 million. The following table summarizes our outstanding mortgages at December 31, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building fixed rate mortgage loan(c)	$11,629	6.00%	2013
Palmdale Medical Plaza floating rate mortgage loan(b)	6,291	4.46%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,393	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,314	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,653	3.46%	2016
Peace Health fixed rate mortgage loan	22,088	5.64%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,299	5.50%	2017
Auburn Medical II floating rate mortgage loan	7,621	2.96%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	5,006	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,059	6.50%	2019
BRB Medical Office Building fixed rate mortgage loan	7,000	4.27%	2022
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,924	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan	6,641	5.56%	2025

Total	$114,918

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan during 2013 for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	Subsequent to December 31, 2012, this loan was refinanced into a new $11.2 million, 5-year loan agreement maturing in 2018 with interest at LIBOR plus 3.25%.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2012 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term non-recourse debt-fixed(a)(b)	$89,353	$13,592	$17,706	$38,722	$19,333
Long-term non-recourse debt-variable(a)(b)	25,565	6,820	1,110	17,635	—
Long-term debt-variable(c)	81,750	—	81,750	—	—
Estimated future interest payments on debt outstanding as of December 31, 2012(d)	26,859	6,728	10,848	5,660	3,623
Equity and debt financing commitments(e)	10,532	10,532	—	—	—

Total contractual obligations	$234,059	$37,672	$111,414	$62,017	$22,956

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.

(b)	Consists of non-recourse debt with a fair value of approximately $117.9 million as of December 31, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $77.5 million of combined third-party debt outstanding as of December 31, 2012, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)	Consists of $81.8 million of borrowings outstanding as of December 31, 2012 under the terms of our $150 million Credit Agreement which matures of July 24, 2015. The amount outstanding approximates fair value as of December 31, 2012.
(d)	Assumes that all debt outstanding as of December 31, 2012, including borrowings under the Credit Agreement, and the thirteen loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2012. We have the right to repay borrowings under the Credit Agreement and term loans at any time during the terms of the agreements, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)	As of December 31, 2012, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs. As of December 31, 2012, we had outstanding letters of credit which secured the majority of these equity and debt financing commitments. The $54.9 million of available borrowing capacity as of December 31, 2012, pursuant to the terms of our Credit Agreement, is net of the standby letters of credit outstanding at that time. Our remaining financing commitments are as follows (in thousands):

Amount
Palmdale Medical Properties	$3,772
Grayson Properties	2,637
FTX MOB Phase II	2,450
Arlington Medical Properties	1,157
Sparks Medical Properties	516

Total	$10,532

Off Balance Sheet Arrangements

As of December 31, 2012, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2012 totaled $13.3 million consisting of: (i) $2.7 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.4 million related to FTX MOB Phase II; (iv) $2.0 million related to Palmdale Medical Properties; (v) $1.8 million related to Banburry Medical Properties; (vi) $908,000 related to Sierra Medical Properties; (vii) $519,000 related to Sparks Medical Properties; and (viii) $478,000 related to Arlington Medical Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2012, 2011, and 2010, we had no material outstanding interest rate swap agreements.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $200 million. The difference between actual amounts outstanding and fair value is approximately $3.0 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2012. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate(a)	$13,592	$11,042	$6,664	$1,837	$36,885	$19,333	$89,353
Weighted average interest rates	5.6%	5.6%	5.5%	5.5%	5.2%	4.9%	5.4%
Variable rate long-term debt (b)	$6,820	$545	$82,315	$10,934	$6,701	$—	$107,315
Weighted average interest rates	2.3%	2.2%	2.3%	3.3%	3.0%	—	2.6%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $25.5 million of non-recourse mortgage notes payable and of $81.8 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2012 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our net income by approximately $1.1 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Changes in Equity and Cash Flows, together with the report of KPMG LLP, an independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2013

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

10.2 Agreement dated December 6, 2012, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2013

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 13, 2013

/S/ RANDALL C. STEIN Randall C. Stein	Trustee	March 13, 2013

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 13, 2013

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 13, 2013

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 13, 2013

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2013

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2012	December 31, 2011
Assets:
Real Estate Investments:
Buildings and improvements	$374,416	$338,648
Accumulated depreciation	(87,088)	(74,865)

	287,328	263,783
Land	27,058	24,850

Net Real Estate Investments	314,386	288,633

Investments in and advances to limited liability companies (“LLCs”)	28,636	33,057
Other Assets:
Cash and cash equivalents	3,048	11,649
Base and bonus rent receivable from UHS	2,041	1,982
Rent receivable—other	2,783	2,056
Intangible assets (net of accumulated amortization of $8.2 million and $1.2 million at December 31, 2012 and December 31, 2011, respectively)	26,293	28,081
Deferred charges, goodwill and other assets, net	5,851	5,471

Total Assets	$383,038	$370,929

Liabilities:
Line of credit borrowings	$81,750	$77,150
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.3 million and $1.1 million at December 31, 2012 and December 31, 2011, respectively)	116,186	97,686
Accrued interest	539	473
Accrued expenses and other liabilities	4,920	4,984
Tenant reserves, escrows, deposits and prepaid rents	1,898	1,691

Total Liabilities	205,293	181,984

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2012—12,688,998 2011—12,666,824	127	127
Capital in excess of par value	214,094	213,566
Cumulative net income	466,875	447,398
Cumulative dividends	(503,425)	(472,230)

Total Universal Health Realty Income Trust Shareholders’ Equity	177,671	188,861
Non-controlling equity interest	74	84

Total Equity	177,745	188,945

Total Liabilities and Equity	$383,038	$370,929

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues:
Base rental—UHS facilities	$15,438	$13,150	$13,142
Base rental—Non-related parties	27,213	10,392	9,528
Bonus rental—UHS facilities	4,142	4,191	4,097
Tenant reimbursements and other—Non-related parties	6,674	1,654	2,004
Tenant reimbursements and other—UHS facilities	483	107	107

	53,950	29,494	28,878

Expenses:
Depreciation and amortization	20,216	7,306	6,286
Advisory fees to UHS	2,119	2,008	1,852
Other operating expenses	14,575	5,581	5,439
Transaction costs	680	518	0
Provision for asset impairment	0	5,354	0

	37,590	20,767	13,577

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains, net	16,360	8,727	15,301
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	0	28,576	0
Equity in income of unconsolidated LLCs	2,365	3,058	2,948
Gain on divestitures of properties owned by unconsolidated LLCs, net	8,520	35,835	—
Interest expense, net	(7,768)	(2,402)	(1,939)

Net income	$19,477	$73,794	$16,310

Basic earnings per share	$1.54	$5.84	$1.33

Diluted earnings per share	$1.54	$5.83	$1.33

Weighted average number of shares outstanding—Basic	12,661	12,644	12,259
Weighted average number of share equivalents	8	5	3

Weighted average number of shares and equivalents outstanding—Diluted	12,669	12,649	12,262

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	UHT Shareholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Amount
January 1, 2010	12,089	$121	$195,209	$357,294	($411,662)	$140,962	$222	$141,184
Shares of Beneficial Interest:
Issued	564	6	17,791	—	—	17,797	—	17,797
Partial settlement of dividend equivalent rights	—	—	(134)	—	—	(134)	—	(134)
Restricted stock-based compensation expense	—	—	265	—	—	265	—	265
Stock-based compensation expense	—	—	78	—	—	78	—	78
Dividends ($2.415/share)	—	—	—	—	(29,865)	(29,865)	—	(29,865)
Deconsolidation of two non-controlling interests							(110)	(110)
Net income	—	—	—	16,310	—	16,310	(15)	16,295

January 1, 2011	12,653	127	213,209	373,604	(441,527)	145,413	97	145,510
Shares of Beneficial Interest:
Issued	14	—	238	—	—	238	—	238
Partial settlement of dividend equivalent rights	—	—	(162)	—	—	(162)	—	(162)
Restricted stock-based compensation expense	—	—	269	—	—	269	—	269
Stock-based compensation expense	—	—	12	—	—	12	—	12
Dividends ($2.425/share)	—	—	—	—	(30,703)	(30,703)	—	(30,703)
Net income	—	—	—	73,794	—	73,794	(13)	73,781

January 1, 2012	12,667	127	213,566	447,398	(472,230)	188,861	84	188,945
Shares of Beneficial Interest:
Issued	22	—	305	—	—	305	—	305
Partial settlement of dividend equivalent rights	—	—	(106)	—	—	(106)	—	(106)
Restricted stock-based compensation expense	—	—	329	—	—	329	—	329
Dividends ($2.46/share)	—	—	—	—	(31,195)	(31,195)	—	(31,195)
Net income	—	—	—	19,477	—	19,477	(10)	19,467

December 31, 2012	12,689	$127	$214,094	$466,875	($503,425)	$177,671	$74	$177,745

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$19,477	$73,794	$16,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,216	7,306	6,286
Amortization on debt premium	(657)	(96)	0
Provision for asset impairment	0	5,354	0
Restricted/stock-based compensation expense	329	281	343
Gain on purchase of minority interests in majority-owned LLCs before transaction costs	0	(28,877)	0
Gain on divestitures of properties owned by unconsolidated LLCs before transaction costs	(8,520)	(36,300)	0
Changes in assets and liabilities:
Rent receivable	(862)	(455)	58
Accrued expenses and other liabilities	278	221	419
Tenant reserves, escrows, deposits and prepaid rents	207	4	(156)
Accrued interest	66	39	49
Other, net	249	101	(260)

Net cash provided by operating activities	30,783	21,372	23,049

Cash flows from investing activities:
Investments in LLCs	(2,973)	(3,788)	(15,578)
Repayments of advances made to LLCs	8,551	8,718	604
Advances made to LLCs	(8,000)	(11,541)	(9,547)
Cash distributions in excess of income from LLCs	3,169	5,260	3,436
Cash distributions of refinancing proceeds from LLCs	—	2,111	6,852
Repayment of advance made to third-party partners	—	3,967	0
Additions to real estate investments	(3,985)	(776)	(969)
Deposits on real estate assets	100	(634)	0
Net cash paid for acquisition of medical office buildings	(16,891)	(39,578)	0
Payment of assumed liabilities on acquired properties	(711)	(621)	0
Cash paid to acquire minority interests in majority-owned LLCs	0	(4,408)	0
Cash proceeds received from divestiture of property owned by unconsolidated LLCs, net	12,175	33,836	0
Increase in cash and cash equivalents due to recording of LLCs on a consolidated basis	0	4,170	0
Decrease in cash and cash equivalents due to recording of LLCs on unconsolidated basis	0	0	(2,100)

Net cash used in investing activities	(8,565)	(3,284)	(17,302)

Cash flows from financing activities:
Net borrowings on line of credit	4,600	24,550	3,800
Proceeds from mortgages and other notes payable	14,000	0	5,250
Repayments of mortgages and other notes payable	(18,084)	(291)	(4,248)
Financing costs paid, new Revolving Credit Facility	—	(1,064)	0
Financing costs paid on mortgage and other notes payable	(384)	0	(398)
Dividends paid	(31,195)	(30,703)	(29,865)
Partial settlement of dividends equivalent rights	(106)	(162)	(134)
Issuance of shares of beneficial interest, net	350	244	17,797

Net cash used in financing activities	(30,819)	(7,426)	(7,798)

Increase/(decrease) in cash and cash equivalents	(8,601)	10,662	(2,051)
Cash and cash equivalents, beginning of period	11,649	987	3,038

Cash and cash equivalents, end of period	$3,048	$11,649	$987

Supplemental disclosures of cash flow information:
Interest paid	$7,994	$2,216	$1,895

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$22,441	$6,999	$0

Consolidation (2011) and deconsolidation (2010) of LLCs:
Net real estate investments	0	133,080	$23,852
Cash and cash equivalents	0	4,170	2,100
Intangible assets	0	20,890	0
Rent receivable—other	0	687	0
Other assets	0	2,944	688
Mortgage and note payable	0	76,111	21,506
Other liabilities	0	3,025	755
Third-party equity interests	0	0	110
Gain on purchase of minority interests in majoriyt-owned LLCs	0	28,877	0

Investment in LLCs	$0	($53,758)	($4,269)

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of February 28, 2013, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-three medical office buildings, including thirteen owned by twelve unconsolidated limited liability companies (“LLCs”), and;

•	four preschool and childcare centers.

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

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Intangible assets include the value of in-place leases, above market leases and leasehold interest in land at the time of acquisition. Substantially all of our intangible assets consist of the value of in-place leases at December 31, 2012, and will be amortized over the remaining lease terms (aggregate weighted average of 3.8 years) and will result in an estimated aggregate amortization expense of $5.8 million, $4.7 million, $3.9 million $3.2 million and $2.8 million for 2013, 2014, 2015, 2016 and 2017, respectively. Amortization expense on intangible values of in place leases was $7.8 million for the year ended December 31, 2012, $836,000 for the year ended December 31, 2011 and $133,000 for the year ended December 31, 2010. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements.

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property and related intangibles, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Assessment of the recoverability by us of certain lease related costs must be made when we have reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. If we determine that the intangible assets are not recoverable from future cash flows, the excess of carrying value of the intangible asset over its estimated fair value is charged to income.

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

At December 31, 2012, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of December 31, 2012, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures and/or leasehold improvements. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

As a result of master lease arrangements between UHS and various LLCs in which we hold or held majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

In addition, effective December 12, 2011, as a result of our purchases of third-party minority ownership interests in eleven LLCs in which we formerly held non-controlling majority ownership interests, we now hold 100% of the ownership interest in these LLCs which own MOBs and are accounted for on a consolidated basis, as discussed herein (see Notes 3 and 8 to the consolidated financial statements for additional disclosure).

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS. As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we currently account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease arrangement is scheduled to expire in June, 2013.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $386 million and $268 million, respectively, at December 31, 2012.

Stock-Based Compensation

We expense the grant-date fair value of stock options and restricted stock awards. We recognize the grant-date fair value of stock options and other equity-based compensation and account for these transactions using the fair-value based method. We use the Black-Scholes model as our option pricing model for determining the grant-date fair value of our stock options.

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

The fair value of our real estate investments, components of real estate investments and debt assumed in conjunction with acquisition and impairment activity, are considered to be Level 3 valuations as they are primarily based upon an income capitalization approach. Significant inputs into the models used to determine fair value of real estate investments and components of real estate investments include future cash flow projections, holding period, terminal capitalization rate and discount rates. Additionally the fair value of land takes into consideration comparable sales, as adjusted for site specific factors. The fair value of real estate investments is based upon significant judgments made by management, and accordingly, we typically obtain assistance from third party valuation specialists. Significant inputs into the models used to determine the fair value of assumed mortgages included the outstanding balance, term, stated interest rate and current market rate of the mortgage.

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

Accounting Standards

There were no new accounting pronouncements during 2012 that impacted, or are expected to impact, us.

Presentation of Comprehensive Income:    In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard does not have a material impact on our consolidated financial position or results of operations.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 47% of our total revenue for the five years ended December 31, 2012 (approximately 30%, 55% and 56% for the years ended December 31, 2012, 2011 and 2010, respectively). The decrease during 2012 as compared to 2011 and 2010 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2012 (approximately 21% for the year ended December 31, 2012 and 19% for each of the years ended December 31, 2011 and 2010). In addition, twelve MOBs, including certain properties owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS.

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

We are committed to invest up to a total of $8.9 million in equity and debt financing, of which $5.1 million has been funded as of December 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of December 31, 2012, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The master lease arrangement is scheduled to expire in June, 2013. The LLC has a third-party term loan of $6.3 million, which is non-recourse to us, outstanding as of December 31, 2012. This LLC, which is deemed to be a variable interest entity, is currently consolidated in our financial statements since we are the primary beneficiary.

We are committed to invest up to $6.4 million in equity and debt financing, of which $5.9 million has been funded as of December 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.2 million, which is non-recourse to us, outstanding as of December 31, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We are committed to invest up to a total of $4.4 million in equity and debt financing, of which $1.7 million has been funded as of December 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a newly constructed replacement UHS acute care hospital, which opened in 2010, owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. Texoma Hospital initially committed to lease 75% of this building pursuant to the terms of a master lease, which has since been cancelled since the stipulated master lease threshold has been met. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of December 31, 2012. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2013 and, effective January 1, 2013, the fee was increased to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2012, 2011 or 2010 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.1 million during 2012, $2.0 million during 2011 and $1.9 million during 2010 and were based upon average invested real estate assets of $326 million, $309 million and $285 million during 2012, 2011 and 2010, respectively. Based upon our average invested real estate assets of $326 million during 2012, the increase in the advisory fee expense to 0.70% (beginning in 2013) from 0.65%, amounts to $163,000 annually.

Officers and Employees:    Our officers are all employees of UHS and although as of December 31, 2012 we had no salaried employees, our officers do receive stock-based compensation. As previously disclosed on our Current Report on Form 8-K as filed on June 11, 2012, in recognition of the efforts and contributions of our executive officers in connection with the various previously disclosed acquisitions, divestitures and purchases of third-party minority ownership interests in certain majority-owned limited liability companies, as completed at various times during 2011 and the first quarter of 2012, the Compensation Committee of the Board of Trustees of the Trust recommended, and the Board of Trustees of the Trust approved, one-time, special compensation awards to our executive officers in the form of a cash bonus and/or shares of restricted stock (amounting to $208,000 in the aggregate, including the market value on the date of grant of restricted stock that is scheduled to vest in 2014). The cash bonuses were paid and the restricted shares were granted during the second quarter of 2012. The restricted shares are scheduled to vest on the second anniversary of the date of grant. For additional disclosure, please refer to our Current Report on Form 8-K as filed on June 11, 2012.

Share Ownership:    As of December 31, 2012 and 2011, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30%, 55% and 56% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3)	ACQUISITIONS AND DISPOSITIONS

2012:

Acquisitions and New Construction :

In January and December, 2012, we purchased the:

•

PeaceHealth Medical Clinic (as part of a planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code) – a 99,000 square foot, single tenant medical office building located in Bellingham, Washington, which was acquired in January, 2012 for $30.4 million; the weighted average remaining lease term on the date of acquisition was approximately ten years, and;

•

Northwest Texas Professional Office Tower – a 72,000 square foot, multi-tenant medical office building located in Amarillo, Texas, which was acquired in December, 2012 for $9.6 million; the weighted average remaining lease term at the date of acquisition was 5.1 years.

The aggregate purchase price of $40.0 million for these MOBs was preliminarily allocated to the assets and liabilities acquired consisting of tangible property ($34.0 million) and identified intangible assets ($6.0 million), based on their respective preliminary fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the time of acquisition which will be amortized over the average remaining lease term of approximately 7.0 years.

Land	$1,900
Buildings and improvements	32,090
Intangible assets	6,020
Other assets	799
Liabilities (real property and operating)	(144)
Deposit paid in 2011	(534)
Debt (including fair value adjustment of $799)	(23,240)

Net cash paid	$16,891

The above-mentioned 2012 acquisitions were both valued utilizing the income capitalization approach as well as the sales comparison approach for valuing the land at the PeaceHealth Medical Clinic. The calculated fair values, utilizing the income capitalization approach, are based upon the basis of capitalization of the net estimated earnings expectancy of the properties, assuming continued use similar to the existing use of the acquired property’s continued cash flow analysis were also utilized in estimating the fair values of the properties, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

The following table summarizes significant unobservable quantitative inputs and assumptions used for the 2012 acquired properties categorized in Level 3 of the fair value hierarchy:

Assets(b.)	Fair Value at December 31, 2012	Valuation Technique	Unobservable inputs	Range
PeaceHealth Medical Clinic (a.)(c.)	$30,400,000	Income Capitalization Approach	Capitalization Rate	7.50%
			Discount Rate	8.50%
Northwest Texas Professional Office Tower	$9,600,000	Income Capitalization Approach	Capitalization Rate	8.60%
			Discount Rate	9.50%

(a.)	The fair value of the land was estimated based upon the sales comparison approach.
(b.)	Based upon preliminary appraisals.
(c.)	Debt is recorded at its current estimated fair value based upon significant inputs including outstanding loan balance, term, stated interest rate and current market rate of the mortgage.

For these MOBs acquired during 2012, we recorded aggregate revenue of $2.7 million and net income of approximately $232,000 (excluding transaction expenses of $680,000).

During the third quarter of 2012, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in FTX MOB Phase II LP, which will develop, construct, own and operate the Forney Medical Plaza II, a newly constructed MOB, consisting of approximately 30,000 rentable square feet, located in Forney, Texas. We have committed to invest up to $2.5 million in this newly formed LP, none of which has been funded at December 31, 2012. This MOB is expected to be completed and opened in March, 2013.

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer has assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the year ended December 31, 2012.

In October, 2012, 575 Hardy Investors, a LLC in which we owned a 90% non-controlling ownership interest, completed the divestiture of the Centinela Medical Building Complex. Including the repayment to us of a previously provided $8.0 million member loan, the divestiture by this LLC generated approximately $12.2 million of cash proceeds to us, net of closing costs and minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $1.1 million, which is included in our consolidated statement of income for the year ended December 31, 2012.

Assuming the 2012 acquisitions and divestitures, as well as the 2011 acquisitions and divestitures as discussed below, occurred on January 1, 2011, our pro forma net revenues for the year ended December 31, 2011 would have been approximately $54.0 million, and our pro forma net income for the year ended December 31, 2011 would have been approximately $4.1 million, or $0.32 per diluted share, without giving effect to the gains and transaction costs recorded during 2011. Our 2011 reported (and pro forma) net income included a provision for asset impairment of $5.4 million, or $0.42 per diluted share, as discussed herein. Assuming the 2012 acquisitions and divestitures occurred on January 1, 2012, our pro forma net revenues and net income for the year ended December 31, 2012 would have been approximately $55.4 million and $11.6 million, or $.92 per diluted share, respectively, without giving effect to the gains and transaction costs recorded during 2012.

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

The aggregate purchase price of $47.8 million for these MOBs was allocated to the assets acquired consisting of tangible property ($40.9 million) and identified intangible assets ($6.9 million), based on their respective fair values at acquisition, as detailed in the table below. Intangible assets include the value of the in-place leases at the time of acquisition.

Land	$3,892
Buildings and improvements	36,940
Intangible assets	6,943
Other assets	31

Total purchase price	47,806
Liabilities (real property and operating)	(1,229)
Debt	(6,999)

Net cash paid	$39,578

For these MOBs acquired during 2011, we recorded aggregate revenue of $1.8 million during 2011 and aggregate net income of approximately $474,000 (excluding transaction expenses).

In addition, on December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs. The aggregate cash expenditure made by us in connection with the purchase of these membership interests in the various LLCs, including closing costs, was approximately $4.4 million. As a result of these transactions, current accounting standards required that the Trust record each property’s assets and liabilities at their fair values and record a non-cash gain or loss for the difference between the fair values and the equity method carrying value of each investment. The aggregate fair values of these MOBs was allocated to the assets acquired consisting of tangible property ($133.1 million) and identified intangible assets ($20.9 million). As a result of the purchase of these minority interests, we recorded aggregate revenue of $18.3 million during 2012 and $991,000 during 2011. There was no material impact on our net income, other than the gain, as a result of the consolidation of these LLCs subsequent to this transaction.

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

Divestitures:

On November 30, 2011 and December 16, 2011, eight LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings and related real property. As partial consideration for the transaction, the buyer assumed certain existing third-party mortgage debt related to the properties. For certain of the LLCs, the sale of the medical office buildings were part of a series of planned like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. The divestiture by the eight LLCs generated approximately $33.8 million of aggregate cash proceeds (a portion of which were sent to qualified third-party intermediaries), net of closing costs and the minority members’ share of the proceeds. In the aggregate, these transactions also resulted in a $35.8 million gain (net of related transaction costs of approximately $500,000) on divestiture which is included in our consolidated statements of income for the year ended December 31, 2011. The following table represents each of the eight LLCs that was a selling party, the location and property owned by the LLC and our former noncontrolling, majority ownership interest:

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

Assuming these 2011 acquisitions and divestitures occurred on January 1, 2011, our 2011 pro forma net revenues would have been approximately $49.8 million and our pro forma net income would have been approximately $4.6 million, or $0.37 per diluted share, without giving effect to the gains and transaction costs recorded during 2011. Our 2011 reported (and pro forma) net income included a provision for asset impairment of $5.4 million, or $0.42 per diluted share, as discussed herein.

2010:

Acquisitions:

During March of 2010, we invested $5.1 million in debt financing and equity for a 95% non-controlling ownership interest in an LLC (3811 Bell Medical Properties) that purchased the North Valley Medical Plaza, a medical office building located in Phoenix, Arizona.

There were no dispositions during 2010.

As of December 31, 2012, our net intangible assets total $26.3 million (net of $8.2 million accumulated amortization) and substantially all of the amount is related to acquired, in-place leases which have a weighted average remaining amortization period of 3.8 years.

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

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent, are as follows (amounts in thousands):

2013	$40,464
2014	37,337
2015	33,558
2016	31,036
2017	16,151
Thereafter	44,079

Total minimum base rents	$202,625

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

Our previous unsecured $100 million revolving credit agreement (the “Agreement”) was terminated by us on July 25, 2011 and replaced with a new $150 million revolving credit agreement (“Credit Agreement”), which is scheduled to expire on July 24, 2015. The Agreement provided for interest at our option, at the Eurodollar rate plus 0.75% to 1.125%, or the prime rate plus zero to 0.125%. A fee of 0.15% to 0.225% was payable on the unused portion of the commitment. The margins over the Eurodollar, prime rate and the commitment fee were based upon our debt to total capital ratio as defined by the Agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2012, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was .75%, and the commitment fee was 0.30%.

At December 31, 2012, we had $81.8 million of outstanding borrowings and $13.3 million of letters of credit outstanding under our Credit Agreement. We had $54.9 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2012. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $75.4 million in 2012, $67.8 million in 2011 and $52.9 million in 2010 with corresponding effective interest rates, including commitment fees, of 2.4% in 2012, 1.8% in 2011 and 1.1% in 2010. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $81.8 million at December 31, 2012.

Covenants relating to the Credit Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2012. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios in connection with, and as defined by, the terms of our Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2012
Tangible net worth	$125,000	$151,378
Debt to total capital	< 55%	32%
Debt service coverage ratio	> 5.00 x	20.30x
Debt to cash flow ratio	< 3.50 x	1.94x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2012, with a combined outstanding balance of $114.9 million (excluding net debt premium, resulting from fair value recognition of third-party debt of $1.3 million at December 31, 2012). The following table summarizes our outstanding mortgages at December 31, 2012 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building fixed rate mortgage loan(c)	$11,629	6.00%	2013
Palmdale Medical Plaza floating rate mortgage loan(b)	6,291	4.46%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,393	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,314	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,653	3.46%	2016
Peace Health fixed rate mortgage loan	22,088	5.64%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,299	5.50%	2017
Auburn Medical II floating rate mortgage loan	7,621	2.96%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	5,006	6.00%	2017
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,059	6.50%	2019
BRB Medical Office Building fixed rate mortgage loan	7,000	4.27%	2022
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,924	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan	6,641	5.56%	2025

Total	$114,918

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan on or before the 2013 maturity date for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.
(c)	Subsequent to December 31, 2012, this loan was refinanced into a new $11.2 million, 5-year loan agreement maturing in 2018 with interest at LIBOR plus 3.25%.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $117.9 million as of December 31, 2012. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2012, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2013	$20,412
2014	11,587
2015(a)	88,979
2016	12,771
2017	43,586
Later	19,333

Total	$196,668

(a)	Includes repayment of $81.8 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.

(6)	DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends of $2.46 per share were declared and paid in 2012, of which $1.294 per share was ordinary income and $1.166 per share was total capital gain (total capital gain amount consists of Unrecaptured Section 1250 gain of $.281 per share and 15% rate gain of $.885 per share). Dividends of $2.425 per share were declared and paid in 2011, of which $1.234 per share was ordinary income and $1.191 per share was total capital gain (total capital gain amount consists of Unrecaptured Section 1250 gain of $.716 per share and 15% rate gain of $.475 per share). Dividends of $2.415 per share were declared and paid in 2010, of which $1.613 per share was ordinary income and $.802 per share was a return of capital distribution.

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses.

During 2010, pursuant to an at-the-market (“ATM”) equity issuance program in effect at that time, which is now expired, we issued 548,900 shares under the ATM program at an average price of $33.44 per share, which generated approximately $17.6 million of net cash proceeds (net of approximately $800,000 consisting of compensation of $550,000 to Merrill Lynch as well as approximately $250,000 of other various fees and expenses). There were no shares issued pursuant to this ATM Program during 2011 or 2012.

(7)	INCENTIVE PLANS

We expense the grant-date fair value of stock options and restricted stock awards under the straight-line method over the stated vesting period of the award. We use the Black-Scholes option pricing model for determining the grant-date fair value of our stock options. All of our outstanding stock options have been fully expensed as of December 31, 2011.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 39,545 shares, net of cancellations, have been issued pursuant to the terms of this plan, 21,475 of which have vested as of December 31, 2012. At December 31, 2012 there are 35,455 shares remaining for issuance under the terms of the 2007 Plan.

During 2012, there were 10,675 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $39.05 per share

($416,860 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant and included the restricted stock portion of a one-time special compensation award to our executive officers, as discussed in Note 2.

During 2011, there were 7,395 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $41.90 per share ($309,850 in the aggregate). These restricted shares are scheduled to vest on the second anniversary of the date of grant.

During 2010, there were 8,000 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $31.59 per share ($252,720 in the aggregate). These restricted shares vested during 2012.

In connection with these grants, we recorded compensation expense of approximately $329,000, $216,000 and $74,000 during 2012, 2011 and 2010, respectively. The remaining expenses associated with these grants is approximately $360,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2012.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of approximately $18,000 in each of 2012, 2011 and 2010. As of December 31, 2012, there were 43,000 options outstanding and exercisable under the 1997 Plan with an average exercise price of $35.22 per share.

There were no compensation costs recognized during 2012 and $12,000 and $78,000 of compensation costs during 2011 and 2010, respectively, related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2011, all of the outstanding stock options and DERs were fully vested and fully expensed. The outstanding stock options have a remaining weighted average life of 3.3 years at December 31, 2012.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. Dividend equivalent rights with respect to 43,000 shares were outstanding at December 31, 2012. Dividend equivalent rights with respect to 51,000 shares were outstanding at each of December 31, 2011 and 2010. On December 31, 2010, $150,000 of dividend equivalent rights, which were accrued as of December 31, 2010 with respect to vested options were paid to officers and Trustees of the Trust. On December 31, 2011, $178,000 of dividend equivalent rights, which were accrued as of December 31, 2011 with respect to vested options were paid to officers and Trustees of the Trust. On December 31, 2012, $116,000 of dividend equivalent rights, which were accrued as of December 31, 2012 with respect to vested options, were paid to officers and Trustees of the Trust.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2010	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Balance, January 1, 2011	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Balance, January 1, 2012	51,000	$33.89	$36.53/$26.09
Exercised	8,000	26.76	$27.65/$26.09

Outstanding options vested and exercisable as of December 31, 2012	43,000	$35.22	$36.53/$29.44

During 2012, there were 8,000 stock options exercised with a total in-the-money value of $148,930. There were no stock options exercised during 2011 or 2010.

There were no unvested options as of December 31, 2012.

The following table provides information about options outstanding and exercisable options at December 31, 2012:

	Options Outstanding	Options Exercisable	Expected to Vest
Number	43,000	43,000	N/A
Weighted average exercise price	$35.22	$35.22	N/A
Aggregate intrinsic value	$661,750	$661,750	N/A
Weighted average remaining contractual life	3.3	3.3	N/A

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable options at December 31, 2012 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$29.44 -$30.06	4,000	$29.60	1.2	4,000	$29.60
$34.07 -$34.90	16,000	34.74	2.5	16,000	34.74
$36.53 -$36.53	23,000	36.53	4.2	23,000	36.53

Total	43,000	$35.22	3.3	43,000	$35.22

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

As of December 31, 2012, we had investments or commitments to invest in thirteen LLCs in which we own a noncontrolling majority ownership percentage, comprised of: (i) twelve LLCs in which we own majority noncontrolling ownership interests and are accounted for under the equity method, and; (ii) one LLC in which we own a majority noncontrolling ownership interest and is consolidated into the results of operations since it is considered a variable interest entity. Additionally, we have 100% ownership interests in eleven LLCs as of December 31, 2012 that were accounted for under the equity method through December 11, 2011 as previously disclosed. These eleven LLCs were subsequently consolidated into the results of operations effective December 12, 2011.

The following property table represents the twelve LLCs which were accounted for under the equity method as of December 31, 2012:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)(d.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(b.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have committed to invest up to $4.4 million in equity and debt financing, of which $1.7 million has been funded as of December 31, 2012. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of December 31, 2012.
(c.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which is scheduled to be completed and opened in March, 2013. We have committed to invest up to $2.5 million in equity and debt financing, none of which has been funded as of December 31, 2012. This LLC has a third-party construction loan, which is non-recourse to us, of $5.6 million, $3.2 million of which has been funded as of December 31, 2012.
(d.)	We have committed to invest up to $6.4 million in equity and debt financing, of which $5.9 million has been funded as of December 31, 2012, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $5.2 million, which is non-recourse to us, outstanding as of December 31, 2012.

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

Name of LLC	Previous Ownership	Property Owned by LLC
653 Town Center Investments(a.)	95%	Summerlin Hospital Medical Office Building
653 Town Center Phase II(a.)(b.)	98%	Summerlin Hospital MOB II
ApaMed Properties	85%	Apache Junction Medical Plaza
Auburn Medical Properties II(a.)	95%	Auburn Medical Office Building II
Banburry Medical Properties(a.)	95%	Summerlin Hospital MOB III
BRB/E Building One	95%	BRB Medical Office Building
Centennial Medical Properties(a.)	95%	Centennial Hills Medical Office Building I
DesMed(a.)	99%	Desert Springs Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring MOBs
Spring Valley Medical Properties	95%	Spring Valley Medical Office Building
Spring Valley Medical Properties II	95%	Spring Valley Hospital Medical Office Building II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	This LLC was accounted for on a consolidated basis prior to October 1, 2010. During the fourth quarter of 2010, the master lease at this facility expired; therefore, this LLC was no longer deemed to be a variable interest entity and was accounted for on an unconsolidated basis pursuant to the equity method beginning October 1, 2010 through December 11, 2011. Effective December 12, 2011, we began accounting for this LLC on a consolidated basis.

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

The following property table represents the two LLCs that divested medical office buildings on February 3, 2012 and October 10, 2012 (the summarized financial data for these two LLCs through the date of divestiture are included in the financial tables below, which summarize the combined statements of income and combined balance sheets for the LLCs accounted for under the equity method):

Name of LLC	Ownership	Property Owned by LLC
Canyon Healthcare Properties	95%	Canyon Springs Medical Plaza
575 Hardy Investors	90%	Centinela Medical Building Complez

The following financial tables represent summarized financial information related to the LLCs that we accounted for under the equity method during 2012, including the financial information of the divested LLCs through their divestiture date. The 2011 table include financial information of the divested LLCs through their divestiture date, as well as the LLCs in which we held majority noncontrolling ownership interests through December 11, 2011.

Below are the combined statements of income for the LLCs accounted for under the equity method. The years ended December 31, 2012 and 2011 includes the prorated amounts for the LLCs that were divested through their divestiture dates, or in which we purchased the minority ownership interests, for the period in which they were accounted for under the equity method. The year ended December 31, 2010 includes the three months ended December 31, 2010 for Summerlin Hospital MOB II which we began accounting for under the equity method on October 1, 2010, as discussed above:

	For the Year Ended December 31,
	2012(a.)	2011	2010
	(amounts in thousands)
Revenues	$21,448	$57,932	$55,770
Operating expenses	8,974	25,503	24,196
Depreciation and amortization	4,140	13,066	12,556
Interest, net	6,056	17,630	17,379

Net income before gains on divestitures	$2,278	$1,733	$1,639

Our share of net income before gains on divestitures(b.)	$2,365	$3,058	$2,948

Our share of gains on divestitures	$8,520	$35,835	$—

(a.)	As mentioned above, during the fourth quarter of 2011, eleven of our previously unconsolidated investments in LLCs are now owned 100% by us and are therefore included in our financial results on a consolidated basis. Additionally, during the fourth quarter of 2011, the first quarter of 2012 and the fourth quarter of 2012, eleven LLCs in which we previously owned various noncontrolling, majority ownership interests, completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.
(b.)	Our share of net income during 2012, 2011 and 2010, includes interest income earned by us on various advances made to LLCs of approximately $1.5 million, $2.6 million and $2.3 million, respectively.

Below are the combined balance sheets for the LLCs that were accounted for under the equity method as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(amounts in thousands)
Net property, including CIP	$106,150	$127,755
Other assets	9,850	12,719

Total assets	$116,000	$140,474

Liabilities	$5,368	$4,949
Mortgage notes payable, non-recourse to us	77,511	101,839
Advances payable to us	12,658	12,692
Equity	20,463	20,994

Total liabilities and equity	$116,000	$140,474

Our share of equity and advances to LLCs	$28,636	$33,057

As of December 31, 2012, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2013	$10,554
2014	17,061
2015	35,231
2016	316
2017	6,381
Later	7,968

Total	$77,511

Name of LLC	Mortgage Balance(b.)	Maturity Date
Sparks Medical Properties(a.)	$5,217	2013
Sierra Medical Properties(a.)	3,788	2013
Grayson Properties	12,842	2014
Brunswick Associates	8,088	2015
Arlington Medical Properties	24,779	2015
DVMC Properties	4,073	2015
FTX MOB Phase II(c.)	3,207	2017
PCH Southern Properties	6,736	2017
PCH Medical Properties	8,781	2018

	$77,511

(a.)	We believe the terms of these loans are within current market underwriting criteria. At this time, we expect to refinance these loans during 2013 for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loan.

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $12.1 million at December 31, 2012, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$13,351	$13,666	$13,610	$13,323	$53,950

Net income before gains	$2,139	$2,467	$2,986	$3,365	$10,957
Net gain on divestitures of properties owned by unconsolidated LLCs(a.)	7,375	—	—	1,145	8,520

Net income	$9,514	$2,467	$2,986	$4,510	$19,477

Total basic earnings per share	$0.75	$0.19	$0.24	$0.36	$1.54

Total diluted earnings per share	$0.75	$0.19	$0.24	$0.36	$1.54

(a.)	During the first and fourth quarters of 2012, as previously discussed in Note 3, two LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings. As a result, the net income amounts presented for 2012 include amounts only up to the divested date for each of these two LLCs. In the aggregate, these divestitures resulted in a $8.5 million gain which is included in our consolidated statements of income for the year ended December 31, 2012.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$6,676	$6,766	$7,394	$8,658	$29,494

Net income before gains and provision for asset impairment	$4,128	$3,692	$3,348	$3,569	$14,737
Provision for asset impairment	—	—	—	(5,354)	(5,354)
Net gain on fair-value recognition resulting from the purchase of minority interests in majority-owned LLCs, net(a.)	—	—	—	28,576	28,576
Net gain on divestitures of properties owned by unconsolidated LLCs, net(b.)	—	—	—	35,835	35,835

Net income	$4,128	$3,692	$3,348	$62,626	$73,794

Total basic earnings per share	$0.33	$0.29	$0.26	$4.95	$5.84

Total diluted earnings per share	$0.33	$0.29	$0.26	$4.95	$5.83

(a.)	As previously discussed in Note 8, on December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results of these LLCs were included in our consolidated financial statements at December 31, 2011. The revenue amounts presented for 2011 include the revenue amounts for these eleven LLCs for the 20 days of December that they were consolidated. The purchase of these membership interests resulted in a $28.6 million gain on the fair value recognition resulting from the purchase of the minority interests which is included in our consolidated statements of income for the year ended December 31, 2011.
(b.)	During the fourth quarter of 2011, as previously discussed in Note 8, eight LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings on November 30, 2011 and December 16, 2011. As a result, the net income amounts presented for 2011 include amounts only up to the divested date for each of these eight LLCs. In the aggregate, these divestitures resulted in a $35.8 million gain which is included in our consolidated statements of income for the year ended December 31, 2011.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2012

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2012		Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$9,753		2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	22,495		1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	14,106	(a.)	2006	1986	42 Years
The Bridgeway North Little Rock, Arkansas	—	150	5,395	4,571	150	9,966		10,116	5,249		2006	1986	35 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	4,662		1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,149		1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	807		1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	—	439	1,618	870	439	2,488		2,927	823		1995	1995	45 Years
Professional Center at King’s Crossing	—	439	1,837	150	439	1,987		2,426	781		1995	1995	45 Years
Kingwood, Texas
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	369		1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	276		1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	302		1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	277		1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,311)	1,130	2,781		3,911	1,997		1994	1996	45 Years
The Southern Crescent Center II (b.)	—	—	—	5,015	806	4,209		5,015	1,539		2000	1998	35 Years
Riverdale, Georgia
The Cypresswood Professional Center Spring ,Texas	—	573	3,842	514	573	4,356		4,929	2,029		1997	1997	35 Years
701 South Tonopah Las Vegas, Nevada	—	—	1,579	—	—	1,579		1,579	837		1999	1999	25 Years
Sheffield Medical Building (c.) Atlanta, Georgia	—	1,760	9,766	(7,332)	736	3,458		4,194	536		1999	1999	25 Years
Medical Center of Western Connecticut — Bldg. 73 Danbury, Connecticut	5,006	1,151	5,176	409	1,151	5,585		6,736	2,469		2000	2000	30 Years
Palmdale Medical Plaza Palmdale, California	6,291	—	11,414	$1,293	—	12,707		12,707	1,423		2007	2007	39 Years
Kindred Hospital-Corpus Christi Corpus Christi, Texas	3,059	1,104	5,508	—	1,104	5,508		6,612	770		2008	2008	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2012—(Continued)

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2012	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Apache Junction Medical Plaza (d.) Apache Junction, AZ	—	240	3,590	$22	240	3,612		3,852	143	2004	2004	30 Years
Auburn Medical Office Building (d.) Auburn, WA	7,621	—	10,200	$159	—	10,359		10,359	354	2009	2009	36 Years
BRB Medical Office Building (d.) Kingwood, Texas	7,000	430	8,970	$14	430	8,984		9,414	301	2010	2010	37 Years
Centennial Hills Medical Office Building (d.) Las Vegas, NV	11,629	—	19,890	$25	—	19,915		19,915	715	2006	2006	34 Years
Desert Springs Medical Plaza (d.) Las Vegas, NV	—	1,200	9,560	$30	1,200	9,590		10,790	382	1998	1998	30 Years
700 Shadow Lane & Goldring MOB (d.) Las Vegas, NV	6,924	400	11,300	$504	400	11,804		12,204	463	2003	2003	30 Years
Spring Valley Hospital MOB I (d.) Las Vegas, NV	5,314	—	9,500	$64	—	9,564		9,564	338	2004	2004	35 Years
Spring Valley Hospital MOB II (d.) Las Vegas, NV	—	—	9,800	$8	—	9,808		9,808	354	2006	2006	34 Years
Summerlin Hospital MOB (d.) Las Vegas, NV	9,393	460	15,440	$402	460	15,842		16,302	630	1999	1999	30 Years
Summerlin Hospital MOB II (d.) Las Vegas, NV	12,299	370	16,830	$246	370	17,076		17,446	683	2000	2000	30 Years
Summerlin Hospital MOB III (d.) Las Vegas, NV	11,653	—	14,900	$786	—	15,686		15,686	525	2009	2009	36 Years
Emory at Dunwoody Dunwoody, GA	—	782	3,455	$0	782	3,455		4,237	132	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	$31	910	11,991		12,901	677	2011	2011	35 Years
Lake Pointe Medical Arts Rowlett, TX	—	1,100	9,000	$0	1,100	9,000		10,100	468	2011	2011	35 Years
Tuscan Medical Properties Irving, TX	6,641	1,100	12,525	$2	1,100	12,527		13,627	449	2011	2011	35 Years
PeaceHealth Medical Clinic (e.) Bellingham, WA	22,088	1,900	24,910	—	1,900	24,910		26,810	825	2012	2012	35 Years
Northwest Texas Professional Office Tower (e.) Amarillo, TX	—	—	7,180	—	—	7,180		7,180	—	2012	2012	35 Years

TOTALS	$114,918	$25,242	$325,211	$51,021	$27,058	$374,416	$0	$401,474	$87,088

a.	Costs capitalized/divested/charged to income subsequent to acquisition.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2012—(Continued)

(amounts in thousands)

b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	During 2011, a $5.4 million provision for asset impairment was recorded in connection with the real estate assets of Sheffield Medical Building.
d.	During 2011, we purchased the third-party minority interests in these properties that we previously held nontrolling majority owned interests. At December 31, 2011, we hold 100% of the interest and include the financial results in our consolidated financial statements. The assets and liabilities recorded in connection with this transaction were adjusted to their fair values at the acquisition date.
e.	Acquired during 2012.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2012

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1,	$363,498	$199,940	$226,945
Impact of deconsolidation of two LLCs(a.)	—	—	(27,599)
Impact of consolidation of eleven LLCs(b.)	—	133,080	—
Property additions	3,985	1,157	594
Acquisitions	33,991	40,832	—
Provision for asset impairment(c.)	—	(11,511)	—

Balance at December 31,	$401,474	$363,498	$199,940

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Balance at January 1,	$74,865	$74,683	$72,405
Impact of deconsolidation of two LLCs(a.)	—	—	(3,747)
Provision for asset impairment(c.)	—	(6,157)	—
Current year depreciation expense	12,223	6,339	6,025

Balance at December 31,	$87,088	$74,865	$74,683

(a.)	On October 1, 2010, we began accounting for the Summerlin Hospital MOB II under the equity method, as previously discussed in Note 8. Additionally, beginning in January, 2010, we began accounting for Summerlin Hospital MOB III under the equity method, as previously discussed in Note 8. As a result, these properties and the accumulated depreciation of these MOBs are not included in the 2010 property amounts presented.
(b.)	On December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results are included in our consolidated financial statements.
(c.)	During the fourth quarter of 2011, we recorded an asset impairment charge of $5.4 million ($11.5 million gross assets net of $6.1 million of accumulated depreciation) in connection with the Sheffield Medical Building located in Atlanta, Georgia.

Exhibit Index

Exhibit No.	Exhibit

10.2	Agreement dated December 6, 2012, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Schedules, exhibits and appendices omitted pursuant to Item 601(b)(2) of Regulation S-K. The Trust agrees to furnish supplementally a copy of such schedules, exhibits and appendices, or any section thereof, to the Securities and Exchange Commission upon request.