Form 10-Q
period 2013-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2013-05-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of common shares of beneficial interest outstanding at April 30, 2013 - 12,690,298

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.- Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through UHS of Delaware, Inc. In addition, four of our hospital facilities are leased to subsidiaries of UHS and eleven medical office buildings, including certain properties owned by limited liability companies in which we either hold 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the Consolidated Financial Statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2013 and 2012

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Base rental - UHS facilities	$3,790	$3,756
Base rental - Non-related parties	7,046	6,732
Bonus rental - UHS facilities	1,098	1,116
Tenant reimbursements and other - Non-related parties	1,788	1,650
Tenant reimbursements and other - UHS facilities	163	97

	13,885	13,351

Expenses:
Depreciation and amortization	4,814	5,220
Advisory fees to UHS	571	533
Other operating expenses	3,665	3,470
Transaction costs	82	520

	9,132	9,743

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	4,753	3,608

Equity in income of unconsolidated LLCs	569	554

Gain on divestiture of property owned by an unconsolidated LLC, net	0	7,375

Interest expense, net	(1,895)	(2,023)

Net income	$3,427	$9,514

Basic earnings per share	$0.27	$0.75

Diluted earnings per share	$0.27	$0.75

Weighted average number of shares outstanding - Basic	12,671	12,652
Weighted average number of share equivalents	16	5

Weighted average number of shares and equivalents outstanding - Diluted	12,687	12,657

See the accompanying notes to these condensed consolidated financial statements.

.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31, 2013	December 31, 2012
Assets:

Real Estate Investments:
Buildings and improvements	$374,800	$374,416
Accumulated depreciation	(90,223)	(87,088)

	284,577	287,328
Land	27,058	27,058

Net Real Estate Investments	311,635	314,386

Investments in and advances to limited liability companies (“LLCs”)	28,907	28,636

Other Assets:
Cash and cash equivalents	3,321	3,048
Base and bonus rent receivable from UHS	2,106	2,041
Rent receivable - other	2,987	2,783
Intangible assets (net of accumulated amortization of $9.8 million and $8.2 million at March 31, 2013 and December 31, 2012, respectively)	24,667	26,293
Deferred charges, goodwill and other assets, net	5,882	5,851

Total Assets	$379,505	$383,038

Liabilities:

Line of credit borrowings	$84,150	$81,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.2 million and $1.3 million at March 31, 2013 and December 31, 2012, respectively)	114,943	116,186
Accrued interest	487	539
Accrued expenses and other liabilities	4,424	4,920
Tenant reserves, escrows, deposits and prepaid rents	2,041	1,898

Total Liabilities	206,045	205,293

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2013 - 12,690,264 2012 -12,688,998	127	127
Capital in excess of par value	214,253	214,094
Cumulative net income	470,302	466,875
Cumulative dividends	(511,292)	(503,425)

Total Universal Health Realty Income Trust Shareholders’ Equity	173,390	177,671
Non-controlling equity interest	70	74

Total Equity	173,460	177,745

Total Liabilities and Equity	$379,505	$383,038

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,427	$9,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,837	5,220
Amortization on debt premium	(109)	(114)
Restricted/stock-based compensation expense	91	70
Gain on divestiture of property owned by an unconsolidated LLC	0	(7,375)
Changes in assets and liabilities:
Rent receivable	(269)	(527)
Accrued expenses and other liabilities	(501)	(457)
Tenant reserves, escrows, deposits and prepaid rents	143	622
Accrued interest	(52)	13
Other, net	55	41

Net cash provided by operating activities	7,622	7,007

Cash flows from investing activities:
Investments in LLCs	(541)	(284)
Repayments of advances made to LLCs	26	436
Advances made to LLCs	(519)	(8,000)
Cash distributions in excess of income from LLCs	763	1,349
Additions to real estate investments, net	(434)	(931)
Deposits on real estate assets	0	100
Net cash paid for acquisition of medical office buildings	0	(7,324)
Payment of assumed liabilities on acquired properties	0	(543)
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	0	8,077

Net cash used in investing activities	(705)	(7,120)

Cash flows from financing activities:
Net borrowings on line of credit	2,400	3,050
Proceeds from mortgages and other notes payable	11,150	0
Repayments of mortgages and other notes payable	(12,284)	(3,187)
Financing costs paid on mortgage and other notes payable	(95)	0
Dividends paid	(7,867)	(7,728)
Issuance of shares of beneficial interest, net	52	118

Net cash used in financing activities	(6,644)	(7,747)

Increase/(decrease) in cash and cash equivalents	273	(7,860)
Cash and cash equivalents, beginning of period	3,048	11,649

Cash and cash equivalents, end of period	$3,321	$3,789

Supplemental disclosures of cash flow information:
Interest paid	$1,953	$2,055

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended March 31, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations -Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of March 31, 2013, we had investments or commitments in thirteen LLCs, twelve of which are accounted for by the equity method and one that is currently consolidated in our financial statements.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% and 31% of our consolidated revenues for the three months ended March 31, 2013 and 2012, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three month periods ended March 31, 2013 and 2012. In addition, eleven MOBs, including those owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

We have funded $5.4 million in equity and member loans as of March 31, 2013, and are committed to fund an additional $3.5 million, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. This MOB has a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite will be cancelled at such time that the suite is leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. As of March 31, 2013, the master lease threshold of 75% has not been met and is not expected to be met in the near future. The master lease arrangement is scheduled to expire in June, 2013. The LLC has a third-party term loan of $6.3 million, which is non-recourse to us, outstanding as of March 31, 2013. This LLC, which is deemed to be a variable interest entity, is consolidated in our financial statements since we are the primary beneficiary.

We have funded $6.4 million in equity and member loans as of March 31, 2013, and are committed to fund an additional $600,000, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $4.7 million, which is non-recourse to us, outstanding as of March 31, 2013. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We have funded $1.8 million in equity as of March 31, 2013, and are committed to fund an additional $2.6 million, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of March 31, 2013. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first three months of 2013 or 2012 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $571,000 and $533,000 for the three months ended March 31, 2013 and 2012, respectively, and were based upon average invested real estate assets of $326 million and $328 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Officers and Employees: Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of March 31, 2013 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership: As of March 31, 2013 and December 31, 2012, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% and 31% of our consolidated revenues during the three months ended March 31, 2013 and 2012, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

We declared and paid dividends of $7.9 million, or $.62 per share, during the first quarter of 2013 and $7.7 million, or $.61 per share, during the first quarter of 2012.

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses, and none have been made as of March 31, 2013.

(4) Acquisitions, Dispositions and New Construction

Three Months Ended March 31, 2013:

Acquisition:

There were no acquisitions during the first quarter of 2013.

New Construction:

On April 1, 2013, the newly constructed Forney Medical Plaza II, located in Forney, Texas was completed and opened. This multi-tenant medical office building, consisting of 30,000 rentable square feet, is owned by a limited partnership in which we hold a 95% non-controlling ownership interest.

Divestiture:

There were no divestitures during the first quarter of 2013.

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

This 2012 acquisition was valued utilizing the income capitalization approach as well as the sales comparison approach for valuing the land. The calculated fair values, utilizing the income capitalization approach, are based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property. Continued cash flow analysis were also utilized in estimated the fair value of the property, whereby cash flows from the tenant is calculated based upon lease commencement and termination dates.

The following table summarizes significant unobservable quantitative inputs and assumptions used for the acquired property during the first quarter of 2012, categorized in Level 3 of the fair value hierarchy:

Assets(b.)	Fair Value at December 31, 2012	Valuation Technique	Unobservable inputs	Range
PeaceHealth Medical Clinic (a.)(b.)	$30,400,000	Income Capitalization Approach	Capitalization Rate	7.50%
			Discount Rate	8.50%

(a.)	The fair value of the land was estimated based upon the sales comparison approach.
(b.)	Debt is recorded at its current estimated fair value based upon significant inputs including outstanding loan balance, term, stated interest rate and current market rate of the mortgage.

In connection with this MOB, during the three months ended March 31, 2013, we recorded revenue of $702,000 and net income of $69,000 and during the three months ended March 31, 2012 we recorded revenue of $531,000 and net income of approximately $63,000 (excluding transaction expenses of $520,000 for the three months ended March 31, 2012).

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the three months ended March 31, 2012.

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

At March 31, 2013, we have non-controlling equity investments or commitments in thirteen LLCs which own MOBs. As of March 31, 2013, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we account for this LLC on a consolidated basis, since the fourth quarter of 2007, since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease threshold on this MOB has not been met and is not expected to be met in the near future. The master lease arrangement is scheduled to expire in June, 2013.

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

The following property table represents the twelve LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2013:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza

Name of LLC/LP	Ownership	Property Owned by LLC
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)(d.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(b.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have funded $1.8 million in equity as of March 31, 2013, and are committed to fund an additional $2.6 million. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party term loan of $12.8 million, which is non-recourse to us, outstanding as of March 31, 2013.
(c.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which opened on April 1, 2013. We have committed to invest up to $2.5 million in equity and debt financing, of which $91,000 has been funded as of March 31, 2013. This LLC has a third-party construction loan of $5.6 million, which is non-recourse to us, outstanding as of March 31, 2013.
(d.)	We have funded $6.4 million in equity and member loans as of March 31, 2013, and are committed to invest an additional $600,000, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $4.7 million, which is non-recourse to us, outstanding as of March 31, 2013.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2013 and 2012:

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Revenues	$5,039	$5,638

Operating expenses	2,001	2,418
Depreciation and amortization	1,024	1,116
Interest, net	1,254	1,555

Net income	$760	$549

Our share of net income (a.)	$569	$554

(a.)	Our share of net income for the three months ended March 31, 2013 and 2012 includes interest income earned by us on various advances made to LLCs of approximately $257,000 and $383,000, respectively.

Below are the condensed combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Net property, including CIP	$107,819	$106,150
Other assets	9,401	9,850

Total assets	$117,220	$116,000

Liabilities	$5,026	$5,368
Mortgage notes payable, non-recourse to us	78,961	77,511
Advances payable to us	13,278	12,658
Equity	19,955	20,463

Total liabilities and equity	$117,220	$116,000

Our share of equity and advances to LLCs	$28,907	$28,636

As of March 31, 2013, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2013	$4,981
2014	13,970
2015	35,434
2016	528
2017	11,777
Later	12,271

Total	$78,961

Name of LLC	Mortgage/ Construction Loan Balance(a.)	Maturity Date
Sierra Medical Properties(b.)	$3,761	2013
Grayson Properties	12,766	2014
Brunswick Associates	8,050	2015
Arlington Medical Properties	24,601	2015
DVMC Properties	4,047	2015
FTX MOB Phase II(c.)	5,596	2017
PCH Southern Properties	6,706	2017
Sparks Medical Properties	4,689	2018
PCH Medical Properties	8,745	2018

	$78,961

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This mortgage will be paid in full on the maturity date utilizing funds borrowed under our revolving credit facility and advanced to the LLC in the form of a member loan or equity.
(c.)	Construction loan.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first three months of 2013 that impacted, or are expected to impact us.

(7) Debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At March 31, 2013, we had $84.2 million of outstanding borrowings and $12.4 million of letters of credit outstanding against our revolving credit agreement. We had $53.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		March 31, 2013
Tangible net worth	$125,000		$148,723
Debt to total capital	< 55%		32.7%
Debt service coverage ratio	> 5.00	x	21.10	x
Debt to cash flow ratio	< 3.50	x	1.96	x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2013, with a combined outstanding balance of $113.8 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.2 million at March 31, 2013). The following table summarizes our outstanding mortgages at March 31, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Palmdale Medical Plaza floating rate mortgage loan(b)	$6,253	4.45%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,343	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,267	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,576	3.45%	2016
Peace Health fixed rate mortgage loan	21,984	5.64%	2017

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Auburn Medical II floating rate mortgage loan	7,567	2.95%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,979	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,231	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,150	3.45%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,040	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,885	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,961	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,548	5.56%	2025

Total	$113,784

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. We expect to refinance this loan on or before the July 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $116.0 million as of March 31, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of March 31, 2013, we have fifty-four real estate investments or commitments located in fifteen states consisting of:

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•

In March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business;

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

At March 31, 2013, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (“MOBs”). As of March 31, 2013, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it is considered to be a variable interest entity where we are the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us.

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

Palmdale Medical Properties has a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we currently account for this LLC on a consolidated basis since it is a variable interest entity and we are deemed to be the primary beneficiary. The master lease arrangement is scheduled to expire in June, 2013.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions — UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of March 31, 2013 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisor is entitled to certain advisory fees for its services. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the fee was increased, effective January 1, 2013, to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet. The Advisory Agreement was renewed for 2013. See “Relationship with UHS and Related Party Transactions” in Note 2 to the condensed consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% and 31% of our consolidated revenues for the three months ended March 31, 2013 and 2012, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three month periods ended March 31, 2013 and 2012. In addition, eleven MOBs, including those owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the three months ended March 31, 2013, net income was $3.4 million as compared to $9.5 million during the comparable prior year quarter. The decrease in net income of $6.1 million during the first quarter of 2013, as compared to the comparable prior year quarter, was attributable to:

•

an unfavorable change of 7.4 million in gain on divestiture of property owned by an unconsolidated LLC in which we formerly held a noncontrolling majority ownership interest (see Note 4 to the consolidated financial statements for additional disclosure related to this divestiture);

•	a favorable change of $438,000 from a decrease in transaction costs;

•	a favorable change of $406,000 resulting from a decrease in depreciation and amortization expense, resulting primarily from a decrease in amortization expense recorded on intangible assets;

•	a favorable change of $128,000 in interest expense, as discussed below, and;

•	other combined net favorable changes of approximately $316,000 resulting primarily from increased income generated at a number of our properties.

Interest expense, net, decreased $128,000 during the three-month period of 2013, as compared to the same period in 2012, due primarily to: (i) an increase in our average outstanding borrowings, offset by a decrease in the average effective interest rate pursuant to the terms of our $150 million revolving credit agreement that commenced in July, 2011, and; (ii) a decrease in mortgage interest expense at certain of our properties. The increased borrowings during the first quarter of 2013, as compared to the first quarter of 2012, were used primarily to fund the purchase of an MOB during the fourth quarter of 2012.

During the three-month period ended March 31, 2013, as compared to the comparable quarter of 2012, total revenue increased by $534,000 resulting primarily from the revenues generated during the first quarter of 2013 at two MOBs acquired during the first and fourth quarters of 2012.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.3 million and $3.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. The increase in other operating expenses during the three-month period ended March 31, 2013, as compared to the same quarter of 2012, resulted primarily from the operating expenses incurred during the first quarter of 2013 at the two MOBs acquired during the first and fourth quarters of 2012. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three month periods ended March 31, 2013 and 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$3,427	$9,514
Depreciation and amortization expense on consolidated investments	4,757	5,182
Depreciation and amortization expense on unconsolidated affiliates	753	858
Gain on divestiture of property owned by an unconsolidated LLC, net	—	(7,375)

Funds From Operations	8,937	8,179
Transaction costs	82	520

Adjusted Funds From Operations	$9,019	$8,699

Our FFO increased $758,000 to $8.9 million during the first quarter of 2013 as compared to $8.2 million during the first quarter of 2012. The increase was primarily due to: (i) a favorable change of $1.3 million resulting from an increase in net income, exclusive of the $7.4 million gain on divestiture of property owned by an unconsolidated LLC recorded during the first quarter of 2012, offset by; (ii) an unfavorable change of $530,000 resulting from a decrease in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) resulting primarily from a decrease in amortization expense recorded on intangible assets.

Our AFFO increased $320,000 to $9.0 million during the first quarter of 2013 as compared to $8.7 million during the comparable quarter of 2012. The increase in AFFO during the first quarter of 2013, as compared to the comparable quarter of 2012, was primarily attributable to: (i) the above-mentioned $758,000 increase in FFO, less; (ii) the unfavorable change of $438,000 resulting from a decrease in the add-back of the transaction costs incurred during each period.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $7.6 million and $7.0 million during the three-month periods ended March 31, 2013 and 2012, respectively. The $615,000 net increase was attributable to:

•

a favorable change of $931,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	a favorable change of $258,000 in rent receivable, primarily resulting from a decrease in receivables at various MOBs;

•	an unfavorable change of $479,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from decreased prepaid rents collected from various MOBs, and;

•	other net unfavorable change of $95,000.

Net cash used in investing activities

Net cash used in investing activities was $706,000 during the three months ended March 31, 2013 as compared to $7.1 million during the three months ended March 31, 2012.

During the three-month period ended March 31, 2013, we funded: (i) $542,000 in equity investments in various unconsolidated LLCs; (ii) $519,000 in advances in the form of member loans to unconsolidated LLCs, and; (iii) $434,000 in capital additions. In addition, during the three-month period ended March 31, 2013, we received: (i) $763,000 of cash distributions in excess of income from our unconsolidated LLCs, and; (ii) $26,000 in repayments of advances previously made to unconsolidated LLCs.

During the three-month period ended March 31, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt (this entity divested its property in October, 2012 and the member loan was repaid to us); (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic, as discussed above; (iii) $931,000 for additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $543,000 for settlement of assumed liabilities related to newly acquired MOBs, and; (v) $284,000 in equity investments in various unconsolidated LLCs. In addition, during the three-month period ended March 31, 2012, we received: (i) $436,000 in repayments of advances previously made to unconsolidated LLCs; (ii) $1.3 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC, as discussed above.

Net cash used in financing activities

Net cash used in financing activities was $6.6 million during the three months ended March 31, 2013 as compared to $7.7 million of net cash provided by financing activities during the three months ended March 31, 2012.

During the three-month period ended March 31, 2013, we: (i) received $2.4 million of additional net borrowings on our revolving line of credit; (ii) received $11.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us, and; (iii) generated $52,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2013, we paid: (i) $12.3 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the first quarter of 2013, resulting in $11.2 million of proceeds to us); (ii) $95,000 of financing costs on mortgage and other notes payable, and; (iii) $7.9 million of dividends.

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

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2013 and 2012:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $7.6 million and $7.0 million during the three-month periods ended March 31, 2013 and 2012, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first three months of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $763,000 and $1.3 million during the three months ended March 31, 2013 and 2012, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $8.4 million of net cash during each of the three months ended March 31, 2013 and 2012, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $7.9 million and $7.7 million during the three months ended March 31, 2013 and 2012, respectively. During the first three months of 2013, the cash generated from the operating activities of our properties ($8.4 million) exceeded the dividends paid ($7.9 million) by approximately $518,000. During the first three months of 2012, the $8.4 million of net cash generated related to operating activities was approximately $628,000 more than the $7.7 million of dividends paid during the prior year three month period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2013 and 2012. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($26,000 and $436,000 for the three months ended March 31, 2013 and 2012, respectively); (ii) net borrowings on our revolving credit agreement ($2.4 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively); (iii) proceeds from mortgage notes payable ($11.2 million for the three months ended March 31, 2013), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($52,000 and $118,000 for the three months ended March 31, 2013 and 2012, respectively). In addition, during the first three months of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($542,000 and $284,000 for the three months ended March 31, 2013 and 2012, respectively); (ii) advances made to LLCs ($519,000 and $8.0 million for the three months ended March 31, 2013 and 2012, respectively); (iii) net real estate additions ($434,000 and $931,000 for the three months ended March 31, 2013 and 2012, respectively); (iv) repayments of mortgage and other notes payable ($12.3 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively); (v) financing costs paid on mortgage and other notes payable ($95,000 for the three months ended March 31, 2013), and; (vi) acquisitions of medical office buildings ($7.3 million for the three months ended March 31, 2012). Additionally, during the first three months of 2012, we had additional uses of cash consisting of a $543,000 payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $53.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2013); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iii) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At March 31, 2013, we had $84.2 million of outstanding borrowings and $12.4 million of letters of credit outstanding against our revolving credit agreement. We had $53.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at March 31, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the new covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant		March 31, 2013
Tangible net worth	$125,000		$148,723
Debt to total capital	< 55%		32.7%
Debt service coverage ratio	> 5.00	x	21.10	x
Debt to cash flow ratio	< 3.50	x	1.96	x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of March 31, 2013, with a combined outstanding balance of $113.8 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.2 million at March 31, 2013). The following table summarizes our outstanding mortgages at March 31, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Palmdale Medical Plaza floating rate mortgage loan(b)	$6,253	4.45%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,343	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,267	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,576	3.45%	2016
Peace Health fixed rate mortgage loan	21,984	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,567	2.95%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,979	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,231	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,150	3.45%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,040	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,885	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,961	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,548	5.56%	2025

Total	$113,784

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. We expect to refinance this loan on or before the July 31, 2013 maturity date for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $116.0 million as of March 31, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2013, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2013 totaled $12.4 million consisting of: (i) $2.6 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $2.4 million related to FTX MOB Phase II, LP; (iv) $1.8 million related to Banburry Medical Properties; (v) $1.7 million related to Palmdale Medical Properties; (vi) $908,000 related to Sierra Medical Properties, and; (vii) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2013. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 7, 2013	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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