Form 10-Q
period 2013-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2013-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of common shares of beneficial interest outstanding at July 31, 2013 - 12,700,739

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1. - Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through UHS of Delaware, Inc. In addition, four of our hospital facilities are leased to subsidiaries of UHS and eleven medical office buildings, including certain properties owned by limited liability companies in which we either hold 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2013 and 2012

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Base rental - UHS facilities	$3,804	$3,732	$7,594	$7,488
Base rental - Non-related parties	7,028	6,910	14,074	13,642
Bonus rental - UHS facilities	1,041	1,038	2,139	2,154
Tenant reimbursements and other - Non-related parties	1,521	1,875	3,309	3,525
Tenant reimbursements and other - UHS facilities	108	111	271	208

	13,502	13,666	27,387	27,017

Expenses:
Depreciation and amortization	4,722	5,001	9,536	10,221
Advisory fees to UHS	585	521	1,156	1,054
Other operating expenses	3,744	4,196	7,409	7,666
Transaction costs	49	129	131	649

	9,100	9,847	18,232	19,590

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	4,402	3,819	9,155	7,427

Equity in income of unconsolidated LLCs	461	604	1,030	1,158

Gain on divestiture of property owned by an unconsolidated LLC, net	0	0	0	7,375

Interest expense, net	(1,922)	(1,956)	(3,817)	(3,979)

Net income	$2,941	$2,467	$6,368	$11,981

Basic earnings per share	$0.23	$0.19	$0.50	$0.95

Diluted earnings per share	$0.23	$0.19	$0.50	$0.95

Weighted average number of shares outstanding - Basic	12,675	12,658	12,673	12,655
Weighted average number of share equivalents	13	6	14	5

Weighted average number of shares and equivalents outstanding - Diluted	12,688	12,664	12,687	12,660

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2013	December 31, 2012
Assets:

Real Estate Investments:
Buildings and improvements	$376,530	$374,416
Accumulated depreciation	(93,374)	(87,088)

	283,156	287,328
Land	27,154	27,058

Net Real Estate Investments	310,310	314,386

Investments in and advances to limited liability companies (“LLCs”)	33,180	28,636

Other Assets:
Cash and cash equivalents	3,097	3,048
Base and bonus rent receivable from UHS	2,049	2,041
Rent receivable - other	3,107	2,783
Intangible assets (net of accumulated amortization of $11.3 million and $8.2 million at June 30, 2013 and December 31, 2012, respectively)	23,136	26,293
Deferred charges, goodwill and other assets, net	5,770	5,851

Total Assets	$380,649	$383,038

Liabilities:

Line of credit borrowings	$90,350	$81,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $1.0 million and $1.3 million at June 30, 2013 and December 31, 2012, respectively)	114,103	116,186
Accrued interest	516	539
Accrued expenses and other liabilities	5,119	4,920
Tenant reserves, escrows, deposits and prepaid rents	1,962	1,898

Total Liabilities	212,050	205,293

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2013 - 12,700,612; 2012 - 12,688,998	127	127
Capital in excess of par value	214,404	214,094
Cumulative net income	473,243	466,875
Cumulative dividends	(519,229)	(503,425)

Total Universal Health Realty Income Trust Shareholders’ Equity	168,545	177,671
Non-controlling equity interest	54	74

Total Equity	168,599	177,745

Total Liabilities and Equity	$380,649	$383,038

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,368	$11,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,581	10,221
Amortization on debt premium	(218)	(258)
Restricted/stock-based compensation expense	185	147
Gain on divestiture of property owned by an unconsolidated LLC	0	(7,375)
Changes in assets and liabilities:
Rent receivable	(332)	(563)
Accrued expenses and other liabilities	(48)	(305)
Tenant reserves, escrows, deposits and prepaid rents	64	523
Accrued interest	(23)	105
Other, net	76	140

Net cash provided by operating activities	15,653	14,616

Cash flows from investing activities:
Investments in LLCs	(1,816)	(705)
Repayments of advances made to LLCs	67	473
Advances made to LLCs	(4,082)	(8,000)
Cash distributions in excess of income from LLCs	1,282	2,318
Additions to real estate investments, net	(1,393)	(2,171)
Deposits on real estate assets	0	100
Net cash paid for acquisition of medical office buildings	(625)	(7,324)
Payment of assumed liabilities on acquired properties	0	(553)
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	0	8,077

Net cash used in investing activities	(6,567)	(7,785)

Cash flows from financing activities:
Net borrowings on line of credit	8,600	4,000
Proceeds from mortgages and other notes payable	11,150	7,000
Repayments of mortgages and other notes payable	(13,016)	(10,597)
Financing costs paid on mortgage and other notes payable	(95)	(347)
Dividends paid	(15,804)	(15,527)
Issuance of shares of beneficial interest, net	128	202

Net cash used in financing activities	(9,037)	(15,269)

Increase/(decrease) in cash and cash equivalents	49	(8,438)
Cash and cash equivalents, beginning of period	3,048	11,649

Cash and cash equivalents, end of period	$3,097	$3,211

Supplemental disclosures of cash flow information:
Interest paid	$3,847	$3,970

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended June 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2013, we had investments or commitments in thirteen jointly-owned LLCs, twelve of which are accounted for by the equity method and one (Palmdale Medical Properties) that is consolidated in our financial statements through June 30, 2013. As discussed below, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, Palmdale Medical Properties will be accounted for under the equity method.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenues for each of the three and six months ended June 30, 2013 and 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 21% of the combined consolidated and unconsolidated revenue for the three- month periods ended June 30, 2013 and 2012, respectively, and 22% of the combined consolidated and unconsolidated revenue for each of the six months ended June 30, 2013 and 2012. In addition, eleven MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

We have funded $5.6 million in equity and member loans as of June 30, 2013, and are committed to fund an additional $3.3 million, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. The LLC has a third-party term loan of $6.2 million, which is non-recourse to us, outstanding as of June 30, 2013. Through June 30, 2013, this MOB had a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite would be cancelled at such time that the suite was leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. The master lease arrangement expired effective as of July 1, 2013, and although the expiration will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity. This LLC, which was deemed to be a variable interest entity during the term of the master lease, is consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC will no longer be deemed a variable interest entity and will be accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.

We have funded $6.5 million in equity and member loans as of June 30, 2013, and are committed to fund an additional $400,000, in exchange for a 95% non-controlling equity interest in an LLC (Sparks Medical Properties) that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $4.7 million, which is non-recourse to us, outstanding as of June 30, 2013. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

We have funded $1.8 million in equity as of June 30, 2013, and are committed to fund an additional $2.6 million, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.7 million, which is non-recourse to us, outstanding as of June 30, 2013. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2013 or 2012 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $585,000 and $521,000 for the three months ended June 30, 2013 and 2012, respectively, and were based upon average invested real estate assets of $334 million and $321 million for the three-month periods ended June 30, 2013 and 2012, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.2 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively, and were based upon average invested real estate assets of $330 million and $324 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Officers and Employees: Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of June 30, 2013 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership: As of June 30, 2013 and December 31, 2012, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% of our consolidated revenues during each of the three and six months ended June 30, 2013 and 2012, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

We declared and paid dividends of $7.9 million, or $.625 per share, during the second quarter of 2013 and $7.8 million, or $.615 per share, during the second quarter of 2012. We declared and paid dividends of $15.8 million, or $1.245 per share, during the six-month period ended June 30, 2013 and $15.5 million, or $1.225 per share, during the six-month period ended June 30, 2012.

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses, and none have been made as of June 30, 2013.

(4) Acquisitions, Dispositions and New Construction

Six Months Ended June 30, 2013:

Acquisition:

On June 6, 2013, we purchased the 5004 Poole Road medical office building (“MOB”), located in Denison, Texas, on the campus of Texoma Medical Center, a wholly-owned subsidiary of UHS. This single-tenant MOB, which was purchased for approximately $625,000, consists of approximately 4,400 rentable square feet and is located adjacent to our Texoma Medical Plaza MOB.

New Construction:

As previously announced, the newly constructed Forney Medical Plaza II located in Forney, Texas was completed and opened in April, 2013. This multi-tenant medical office building, consisting of 30,000 rentable square feet, is owned by a limited partnership in which we hold a 95% non-controlling ownership interest. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Divestitures:

There were no divestitures during the first six months of 2013.

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

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the six months ended June 30, 2012.

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

At June 30, 2013, we have non-controlling equity investments or commitments in thirteen jointly-owned LLCs which own MOBs. As of June 30, 2013, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it was considered to be a variable interest entity where we were the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, this LLC will be accounted for under the equity method since it is no longer considered a variable interest entity. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or short to intermediate term loans.

As discussed above, Palmdale Medical Properties had a master lease with a subsidiary of UHS through June 30, 2013. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we have accounted for this LLC on a consolidated basis, since the fourth quarter of 2007 through June 30, 2013, since it was a variable interest entity and we were deemed to be the primary beneficiary. As of July 1, 2013, the master lease expired and this LLC is no longer considered a variable interest entity and we will therefore begin to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Although the expiration of the master lease will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity.

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

The following property table represents the twelve LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2013:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)(d.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(b.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have funded $1.8 million in equity as of June 30, 2013, and are committed to fund an additional $2.6 million. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party term loan of $12.7 million, which is non-recourse to us, outstanding as of June 30, 2013.
(c.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which opened on April 1, 2013. We have committed to invest up to $2.5 million in equity and debt financing, of which $1.1 million has been funded as of June 30, 2013. This LLC has a third-party construction loan of $5.6 million, which is non-recourse to us, outstanding as of June 30, 2013.
(d.)	We have funded $6.5 million in equity and member loans as of June 30, 2013, and are committed to invest an additional $400,000, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Vista Medical Terrace and The Sparks Medical Building, located in Sparks, Nevada, on the campus of a UHS hospital. This LLC has a third-party term loan of $4.7 million, which is non-recourse to us, outstanding as of June 30, 2013.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Revenues	$5,206	$5,347	$10,246	$10,985
Operating expenses	2,398	2,247	4,400	4,665
Depreciation and amortization	1,069	942	2,093	2,058
Interest, net	1,635	1,616	2,889	3,171

Net income	$104	$542	$864	$1,091

Our share of net income (a.)	$461	$604	$1,030	$1,158

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $620,000 and $434,000 for the three months ended June 30, 2013 and 2012, respectively, and $877,000 and $817,000 for the six months ended June 30, 2013 and 2012, respectively.

Below are the condensed combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Net property, including CIP	$107,929	$106,150
Other assets	9,705	9,850

Total assets	$117,634	$116,000

Liabilities	$5,128	$5,368
Mortgage notes payable, non-recourse to us	74,791	77,511
Advances payable to us	17,278	12,658
Equity	20,437	20,463

Total liabilities and equity	$117,634	$116,000

Our share of equity and advances to LLCs	$33,180	$28,636

As of June 30, 2013, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2013	$842
2014	14,018
2015	35,482
2016	577
2017	11,827
Later	12,045

Total	$74,791

Name of LLC	Mortgage/ Construction Loan Balance(a.)	Maturity Date
Grayson Properties	$12,690	2014
Brunswick Associates	8,015	2015
Arlington Medical Properties	24,420	2015
DVMC Properties	4,022	2015
FTX MOB Phase II(b.)	5,596	2017
PCH Southern Properties	6,676	2017
Sparks Medical Properties	4,664	2018
PCH Medical Properties	8,708	2018

	$74,791

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	Construction loan.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first six months of 2013 that impacted, or are expected to impact us.

(7) Debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At June 30, 2013, we had $90.4 million of outstanding borrowings and $10.3 million of letters of credit outstanding against our revolving credit agreement. We had $49.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2013
Tangible net worth	$125,000	$145,409
Debt to total capital	< 55%	34.9%
Debt service coverage ratio	> 5.00x	20.9x
Debt to cash flow ratio	< 3.50x	2.11x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2013, with a combined outstanding balance of $113.1 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.0 million at June 30, 2013). The following table summarizes our outstanding mortgages at June 30, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Palmdale Medical Plaza floating rate mortgage loan(b)	$6,215	4.44%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,292	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,219	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,501	3.44%	2016
Peace Health fixed rate mortgage loan	21,885	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,514	2.94%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,953	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,162	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,070	3.44%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,021	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,846	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,921	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,454	5.56%	2025

Total	$113,053

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. This loan was extended for a period of 90 days and the respective LLC expects to refinance this loan on or before the October 31, 2013 maturity date for a two year term at the then current market interest rates. In the unexpected event that the LLC is unable to refinance this loan on reasonable terms, the LLC will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed from the Trust that we may elect to generate from borrowings under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $114.2 million as of June 30, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of June 30, 2013, we have fifty-five real estate investments or commitments located in fifteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-four medical office buildings, including thirteen owned by twelve unconsolidated limited liability companies (“LLCs”), and;

•	four pre-school and childcare centers.

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

•	changes in, or inadvertent violations of, tax laws and regulations and other factors that can affect REITs and our status as a REIT;

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

At June 30, 2013, we have non-controlling equity investments or commitments in thirteen jointly-owned LLCs which own medical office buildings (“MOBs”). As of June 30, 2013, we accounted for: (i) twelve of these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities, and; (ii) one of these LLCs (Palmdale Medical Properties) on a consolidated basis, as discussed below, since it was considered to be a variable interest entity where we were the primary beneficiary by virtue of its master lease with a subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. Effective July 1, 2013, the master lease with the subsidiary of UHS expired and this LLC is no longer considered a variable interest entity and will therefore be accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.

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

Palmdale Medical Properties had a master lease with a subsidiary of UHS. Additionally, UHS of Delaware, Inc., a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we have accounted for this LLC on a consolidated basis, since the fourth quarter of 2007 through June 30, 2013, since it was a variable interest entity and we were deemed to be the primary beneficiary. Effective July 1, 2013, the master lease expired and this LLC is no longer considered a variable interest entity and will therefore be accounted for on an unconsolidated basis pursuant to the equity method. Although the expiration of the master lease will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions - UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of June 30, 2013 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenues for each of the three and six months ended June 30, 2013 and 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 21% of the combined consolidated and unconsolidated revenue for the three- month periods ended June 30, 2013 and 2012, respectively, and 22% of the combined consolidated and unconsolidated revenue for each of the six months ended June 30, 2013 and 2012. In addition, eleven MOBs, including those owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the three months ended June 30, 2013, net income was $2.9 million as compared to $2.5 million during the comparable prior year quarter. For the six-month period ended June 30, 2013, net income was $6.4 million as compared to $12.0 million during the comparable six-month period of the prior year.

The increase in net income of $474,000 during the second quarter of 2013, as compared to the comparable prior year quarter, was attributable to:

•	a favorable change of $279,000 resulting from a decrease in depreciation and amortization expense, resulting primarily from a decrease in amortization expense recorded on intangible assets;

•	a favorable change of $80,000 from a decrease in transaction costs, and;

•	other combined net favorable changes of $115,000 resulting primarily from increased income generated at certain of our properties.

The decrease in net income of $5.6 million during the first six months of 2013, as compared to the first six months of 2012, was primarily attributable to:

•

an unfavorable change of $7.4 million resulting from the net gain recorded during the six-month period of 2012, in connection with the sale of a medical office building by an LLC in which we formerly held a noncontrolling majority ownership interest;

•	a favorable change of $685,000 resulting from a decrease in depreciation and amortization expense, resulting primarily from a decrease in amortization expense recorded on intangible assets;

•	a favorable change of $518,000 from a decrease in transaction costs;

•	a favorable change of $162,000 in interest expense, as discussed below, and;

•	other combined net favorable changes of $397,000 resulting primarily from increased income generated at certain of our properties.

Interest expense, net, decreased $34,000 and $162,000 during the three and six month periods of 2013, as compared to the same periods in 2012, respectively. The decrease was due primarily to: (i) an increase in our average outstanding borrowings, offset by a decrease in the average effective interest rate pursuant to the terms of our $150 million revolving credit agreement, and; (ii) a decrease in mortgage interest expense at certain of our properties. The increased borrowings were used primarily to: (i) fund the purchases of two MOBs during the second quarter of 2013 and the fourth quarter of 2012; (ii) fund advances to, and investments in, various LLCs in which we a hold non-controlling, majority ownership interests, partially offset by; (iii) our share of the cash proceeds received from the divestiture of property owned by an unconsolidated LLC during the fourth quarter of 2012.

Total revenues decreased by $164,000 during the three months ended June 30, 2013 and increased $370,000 during the six months ended June 30, 2013, as compared to the comparable periods of 2012. The increase in revenues during the first six months of 2013, as compared to the comparable period of 2012, was due primarily to the revenues generated at an MOB acquired during the fourth quarter of 2012, partially offset by other revenue changes including decreased tenant reimbursements from non-related parties. During the three months ended June 30, 2013, as compared to the comparable quarter of 2012, the decrease in tenant reimbursements from non-related parties offset the revenues generated during the quarter at the MOB acquired during the fourth quarter of 2012. The decreased tenant reimbursement revenue from non-related parties during the second quarter of 2013, as compared to the second quarter of 2012, was caused in part by operating expense decreases at a number of our properties as discussed below.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.4 million and $3.7 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $6.7 million and $6.8 million for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease in other operating expenses during the three and six-month periods ended June 30, 2013, as compared to the same periods during 2012, resulted primarily from operating expense decreases at a number of our properties. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and six-month periods ended June 30, 2013 and 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,941	$2,467	$6,368	$11,981
Depreciation and amortization expense on consolidated investments	4,660	4,956	9,417	10,138
Depreciation and amortization expense on unconsolidated affiliates	789	822	1,542	1,680
Gain on divestiture of property owned by an unconsolidated LLC	—	—	—	(7,375)

Funds From Operations	$8,390	$8,245	$17,327	$16,424
Transaction costs	49	129	131	649

Adjusted Funds From Operations	$8,439	$8,374	$17,458	$17,073

Our FFO increased $145,000 to $8.4 million during the second quarter of 2013 as compared to $8.2 million during the second quarter of 2012. The increase was primarily due to: (i) a favorable change of $474,000 resulting from an increase in net income, as discussed above, offset by; (ii) an unfavorable change of $329,000 resulting from a decrease in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) resulting primarily from a decrease in amortization expense recorded on intangible assets.

Our FFO increased $903,000 to $17.3 million during the first six months of 2013 as compared to $16.4 million during the first six months of 2012. The increase was primarily due to: (i) a favorable change of $1.8 million resulting from an increase in net income, exclusive of the $7.4 million gain on divestiture of property owned by an unconsolidated LLC recorded during the first quarter of 2012, as discussed above, offset by; (ii) an unfavorable change of $859,000 resulting from a decrease in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) resulting primarily from a decrease in amortization expense recorded on intangible assets.

Our AFFO were $8.44 million during the second quarter of 2013, as compared to $8.37 million during the comparable period during the prior year. The $65,000 increase in AFFO resulted from the increase in FFO, as mentioned above, offset by an $80,000 decrease in the add-back of transaction costs during the second quarter of 2013, as compared to the second quarter of 2012.

Our AFFO increased $385,000 to $17.5 million during the first six months of 2013 as compared to $17.1 million during the first six months of 2012. The increase was attributable to the increase in FFO, as mentioned above, offset by a $518,000 decrease in the add-back of transaction costs during the first six months of 2013, as compared to the first six months of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $15.7 million and $14.6 million during the six-month periods ended June 30, 2013 and 2012, respectively. The $1.0 million net increase was attributable to:

•

a favorable change of $1.2 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	a favorable change of $231,000 in rent receivable;

•

an unfavorable change of $459,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from decreased prepaid rents collected from various MOBs, as compared to the first six months of 2012, and;

•	other net favorable change of $65,000.

Net cash used in investing activities

Net cash used in investing activities was $6.6 million during the six months ended June 30, 2013 as compared to $7.8 million during the six months ended June 30, 2012.

During the six-month period ended June 30, 2013, we funded: (i) $1.8 million in equity investments in various unconsolidated LLCs; (ii) $4.1 million in advances in the form of member loans to unconsolidated LLCs; (iii) $1.4 million in capital additions, and; (iv) $625,000 to acquire the real estate assets of the 5004 Poole Road medical office building. In addition, during the six-month period ended June 30, 2013, we received: (i) $1.3 million of cash distributions in excess of income from our unconsolidated LLCs, and; (ii) $67,000 in repayments of advances previously made to unconsolidated LLCs.

During the six-month period ended June 30, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt; (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic; (iii) $2.2 million in additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $553,000 for settlement of assumed liabilities related to acquired MOBs, and; (v) $705,000 in equity investments in various unconsolidated LLCs. In addition, during the six-month period ended June 30, 2012, we received: (i) $473,000 in repayments of advances previously made to unconsolidated LLCs; (ii) $2.3 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC, as discussed above.

Net cash used in financing activities

Net cash used in financing activities was $9.0 million during the six months ended June 30, 2013 as compared to $15.3 million of net cash used in financing activities during the six months ended June 30, 2012.

During the six-month period ended June 30, 2013, we: (i) received $8.6 million of additional net borrowings on our revolving line of credit; (ii) received $11.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us, and; (iii) generated $128,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the six months ended June 30, 2013, we paid: (i) $13.0 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the first quarter of 2013, resulting in $11.2 million of proceeds to us); (ii) $95,000 of financing costs on mortgage and other notes payable, and; (iii) $15.8 million of dividends.

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

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses, and none have been made as of June 30, 2013.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2013 and 2012:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $15.7 million and $14.6 million during the six-month periods ended June 30, 2013 and 2012, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first six months of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.3 million and $2.3 million during the six months ended June 30, 2013 and 2012, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $16.9 million of net cash during each of the six months ended June 30, 2013 and 2012, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $15.8 million and $15.5 million during the six months ended June 30, 2013 and 2012, respectively. During the first six months of 2013, the cash generated from the operating activities of our properties ($16.9 million) exceeded the dividends paid ($15.8 million) by approximately $1.1 million. During the first six months of 2012, the $16.9 million of net cash generated related to operating activities was approximately $1.4 million more than the $15.5 million of dividends paid during the prior year six month period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2013 and 2012. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($67,000 and $473,000 for the six months ended June 30, 2013 and 2012, respectively); (ii) net borrowings on our revolving credit agreement

($8.6 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively); (iii) proceeds from mortgage notes payable ($11.2 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($128,000 and $202,000 for the six months ended June 30, 2013 and 2012, respectively). In addition, during the first six months of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($1.8 million and $705,000 for the six months ended June 30, 2013 and 2012, respectively); (ii) advances made to LLCs ($4.1 million and $8.0 million for the six months ended June 30, 2013 and 2012, respectively); (iii) net real estate additions ($1.4 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively); (iv) repayments of mortgage and other notes payable ($13.0 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively); (v) financing costs paid on mortgage and other notes payable ($95,000 and $347,000 for the six months ended June 30, 2013 and 2012, respectively), and; (vi) acquisitions of medical office buildings ($625,000 and $7.3 million for the six months ended June 30, 2013 and 2012, respectively). Additionally, during the first six months of 2012, we had additional uses of cash consisting of a $553,000 payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $49.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of June 30, 2013); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iii) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 0.75%, and the commitment fee was 0.30%.

At June 30, 2013, we had $90.4 million of outstanding borrowings and $10.3 million of letters of credit outstanding against our revolving credit agreement. We had $49.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June30, 2013
Tangible net worth	$125,000	$145,409
Debt to total capital	< 55%	34.9%
Debt service coverage ratio	> 5.00x	20.9x
Debt to cash flow ratio	< 3.50x	2.11x

We have thirteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of June 30, 2013, with a combined outstanding balance of $113.1 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $1.0 million at June 30, 2013). The following table summarizes our outstanding mortgages at June 30, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Palmdale Medical Plaza floating rate mortgage loan(b)	$6,215	4.44%	2013
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,292	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,219	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,501	3.44%	2016
Peace Health fixed rate mortgage loan	21,885	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,514	2.94%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,953	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,162	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,070	3.44%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,021	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,846	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,921	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,454	5.56%	2025

Total	$113,053

(a)	Amortized principal payments are made on a monthly basis.
(b)	We believe the terms of this loan are within current market underwriting criteria. This loan was extended for a period of 90 days and the respective LLC expects to refinance this loan on or before the October 31, 2013 maturity date for a two year term at the then current market interest rates. In the unexpected event that the LLC is unable to refinance this loan on reasonable terms, the LLC will explore other financing alternatives, including, among other things, potentially repaying the mortgage loan utilizing funds borrowed from the Trust that we may elect to generate from borrowings under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $114.2 million as of June 30, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2013, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2013 totaled $10.3 million consisting of: (i) $2.5 million related to Grayson Properties; (ii) $2.5 million related to Centennial Hills Medical Properties; (iii) $1.7 million related to Banburry Medical Properties; (iv) $1.6 million related to FTX MOB Phase II, LP; (v) $1.5 million related to Palmdale Medical Properties, and; (vi) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2013. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of June 30, 2013, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document