Form 10-Q
period 2013-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2013-11-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of common shares of beneficial interest outstanding at October 31, 2013 - 12,701,613

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2013 and 2012

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Base rental - UHS facilities	$3,587	$4,068	$11,181	$11,556
Base rental - Non-related parties	6,905	6,623	20,979	20,265
Bonus rental - UHS facilities	1,075	955	3,214	3,109
Tenant reimbursements and other - Non-related parties	1,782	1,816	5,091	5,341
Tenant reimbursements and other - UHS facilities	99	148	370	356

	13,448	13,610	40,835	40,627

Expenses:
Depreciation and amortization	4,577	5,263	14,113	15,484
Advisory fees to UHS	603	540	1,759	1,594
Other operating expenses	3,636	3,578	11,045	11,244
Transaction costs	39	14	170	663

	8,855	9,395	27,087	28,985

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gain, net	4,593	4,215	13,748	11,642

Equity in income of unconsolidated LLCs	515	645	1,545	1,803
Gain on divestiture of property owned by an unconsolidated LLC, net	0	0	0	7,375

Interest expense, net	(1,805)	(1,874)	(5,622)	(5,853)

Net income	$3,303	$2,986	$9,671	$14,967

Basic earnings per share	$0.26	$0.24	$0.76	$1.18

Diluted earnings per share	$0.26	$0.24	$0.76	$1.18

Weighted average number of shares outstanding - Basic	12,681	12,666	12,676	12,658
Weighted average number of share equivalents	13	10	14	7

Weighted average number of shares and equivalents outstanding - Diluted	12,694	12,676	12,690	12,665

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2013	December 31, 2012
Assets:

Real Estate Investments:
Buildings and improvements	$367,101	$374,416
Accumulated depreciation	(94,798)	(87,088)

	272,303	287,328
Land	27,559	27,058

Net Real Estate Investments	299,862	314,386

Investments in and advances to limited liability companies (“LLCs”)	39,209	28,636

Other Assets:
Cash and cash equivalents	2,936	3,048
Base and bonus rent receivable from UHS	2,083	2,041
Rent receivable - other	3,089	2,783
Intangible assets (net of accumulated amortization of $12.6 million and $8.2 million at September 30, 2013 and December 31, 2012, respectively)	22,177	26,293
Deferred charges, goodwill and other assets, net	5,961	5,851

Total Assets	$375,317	$383,038

Liabilities:

Line of credit borrowings	$97,100	$81,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $942,000 and $1.3 million at September 30, 2013 and December 31, 2012, respectively)	107,102	116,186
Accrued interest	470	539
Accrued expenses and other liabilities	4,686	4,920
Tenant reserves, escrows, deposits and prepaid rents	1,929	1,898

Total Liabilities	211,287	205,293

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2013 - 12,702,192; 2012 -12,688,998	127	127
Capital in excess of par value	214,572	214,094
Cumulative net income	476,546	466,875
Cumulative dividends	(527,167)	(503,425)
Accumulated other comprehensive loss	(48)	0

Total Universal Health Realty Income Trust Shareholders’ Equity	164,030	177,671
Non-controlling equity interest	0	74

Total Equity	164,030	177,745

Total Liabilities and Equity	$375,317	$383,038

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,671	$14,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,181	15,484
Amortization on debt premium	(325)	(509)
Restricted/stock-based compensation expense	287	238
Gain on divestiture of property owned by an unconsolidated LLC	0	(7,375)
Changes in assets and liabilities:
Rent receivable	(555)	(1,017)
Accrued expenses and other liabilities	75	(152)
Tenant reserves, escrows, deposits and prepaid rents	64	543
Accrued interest	(43)	68
Other, net	(352)	196

Net cash provided by operating activities	23,003	22,443

Cash flows from investing activities:
Investments in LLCs	(2,593)	(1,677)
Repayments of advances made to LLCs	109	499
Advances made to LLCs	(4,431)	(8,000)
Cash distributions in excess of income from LLCs	1,775	2,622
Additions to real estate investments, net	(2,322)	(2,733)
Deposits on real estate assets	0	100
Net cash paid for acquisition of medical office buildings	(4,675)	(7,324)
Payment of assumed liabilities on acquired properties	0	(553)
Cash proceeds received from divestiture of property owned by an unconsolidated LLC, net	0	8,077

Net cash used in investing activities	(12,137)	(8,989)

Cash flows from financing activities:
Net borrowings on line of credit	15,350	5,850
Proceeds from mortgages and other notes payable	11,150	7,000
Repayments of mortgages and other notes payable	(13,694)	(11,242)
Financing costs paid on mortgage and other notes payable	(95)	(524)
Dividends paid	(23,742)	(23,328)
Issuance of shares of beneficial interest, net	194	292

Net cash used in financing activities	(10,837)	(21,952)

Increase/(decrease) in cash and cash equivalents	29	(8,498)
Decrease in cash due to recording of LLC on unconsolidated basis	(141)	0
Cash and cash equivalents, beginning of period	3,048	11,649

Cash and cash equivalents, end of period	$2,936	$3,151

Supplemental disclosures of cash flow information:
Interest paid	$5,680	$6,033

Supplemental disclosures of non-cash transactions:
Deconsolidation of LLC:
Net real estate investments	$11,597	$0
Cash and cash equivalents	141	0
Rent receivable - other	207	0
Deferred charges, goodwill and other assets, net	135	0
Mortgage and other notes payable, non-recourse to us	6,215	0
Accrued interest	26	0
Accrued expenses and other liabilities	342	0
Third-party equity interest	54	0

Investment in LLCs	$5,443	$0

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended September 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2013, we had investments or commitments in thirteen jointly-owned LLCs, all of which are accounted for by the equity method as of September 30, 2013. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% and 29% of our consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 30% of our consolidated revenues during each of the nine months ended September 20, 2013 and 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 21% of the combined consolidated and unconsolidated revenue for the three-month periods ended September 30, 2013 and 2012, respectively, and 22% and 21% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS.

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

We have funded $6.0 million in equity and member loans as of September 30, 2013, and are committed to fund an additional $2.9 million, in exchange for a 95% non-controlling equity interest in an LLC (Palmdale Medical Properties) that constructed, owns, and operates the Palmdale Medical Plaza, located in Palmdale, California, on the campus of a UHS hospital. The LLC has a third-party term loan of $6.2 million, which is non-recourse to us, outstanding as of September 30, 2013. As previously disclosed, through June 30, 2013, this MOB had a triple net, 75% master lease commitment by UHS of Palmdale, Inc., a wholly-owned subsidiary of UHS, pursuant to the terms of which the master lease for each suite would be cancelled at such time that the suite was leased to another tenant acceptable to the LLC and UHS of Palmdale, Inc. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. The master lease arrangement expired effective as of July 1, 2013, and although the expiration will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity. This LLC, which was deemed to be a variable interest entity during the term of the master lease, is consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.

We have funded $2.1 million in equity as of September 30, 2013, and are committed to fund an additional $2.3 million, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.6 million, which is non-recourse to us, outstanding as of September 30, 2013. As this LLC is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2013 or 2012 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $603,000 and $540,000 for the three months ended September 30, 2013 and 2012, respectively, and were based upon average invested real estate assets of $345 million and $332 million for the three-month periods ended September 30, 2013 and 2012, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.8 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively, and were based upon average invested real estate assets of $335 million and $327 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Officers and Employees: Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of September 30, 2013 we had no salaried employees, our officers do receive stock-based compensation.

Share Ownership: As of September 30, 2013 and December 31, 2012, UHS owned 6.2% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% of our consolidated revenues during each of the three and nine months ended September 30, 2013 and 29% and 30% for the three and nine months ended September 30, 2012, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

We declared and paid dividends of $7.9 million, or $.625 per share, during the third quarter of 2013 and $7.8 million, or $.615 per share, during the third quarter of 2012. We declared and paid dividends of $23.7 million, or $1.87 per share, during the nine-month period ended September 30, 2013 and $23.3 million, or $1.84 per share, during the nine-month period ended September 30, 2012.

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses, and none have been made as of September 30, 2013.

(4) Acquisitions, Dispositions and New Construction

Nine Months Ended September 30, 2013:

Acquisition:

On August 22, 2013, we purchased the Ward Eagle Office Village, a medical office building (“MOB”) located in Farmington Hills, Michigan. This multi-tenant MOB, which was purchased for approximately $4.1 million, consists of approximately 16,282 rentable square feet. The net tangible and intangible property preliminary and estimated asset allocation of the total purchase price was recorded during the third quarter of 2013 and will be adjusted based upon their respective fair values at acquisition, subject to a third-party appraisal.

On June 6, 2013, we purchased the 5004 Poole Road MOB, located in Denison, Texas, on the campus of Texoma Medical Center, a wholly-owned subsidiary of UHS. This single-tenant MOB, which was purchased for approximately $625,000, consists of approximately 4,400 rentable square feet and is located adjacent to our Texoma Medical Plaza MOB.

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

Divestitures:

There were no divestitures during the first nine months of 2013.

Nine Months Ended September 30, 2012:

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

Divestiture:

In February, 2012, Canyon Healthcare Properties, a limited liability company (“LLC”) in which we owned a 95% noncontrolling ownership interest, completed the divestiture of the Canyon Springs Medical Plaza. As partial consideration for the transaction, the buyer assumed an existing third-party mortgage related to this property. The divestiture by this LLC generated approximately $8.1 million of cash proceeds to us, net of closing costs and the minority members’ share of the proceeds. This divestiture resulted in a gain of approximately $7.4 million which is included in our consolidated statement of income for the nine months ended September 30, 2012.

(5) Summarized Financial Information of Equity Affiliates

Our consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are or were the primary beneficiary. In accordance with the Financial Accounting Standards Board’s (“FASB”) standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At September 30, 2013, we have non-controlling equity investments or commitments in thirteen jointly-owned LLCs which own MOBs. As of September 30, 2013, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

Palmdale Medical Properties had a master lease with a subsidiary of UHS through June 30, 2013. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we have accounted for this LLC on a consolidated basis, since the fourth quarter of 2007 through June 30, 2013, since it was a variable interest entity and we were deemed to be the primary beneficiary. As of July 1, 2013, the master lease expired and this LLC is no longer considered a variable interest entity and we therefore began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Although the expiration of the master lease will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity.

At September 30, 2013, the LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation. As a result of master lease arrangements between UHS and various LLCs in which we hold majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

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

The following property table represents the thirteen LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2013:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties (a.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties (a.)(c.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II
Palmdale Medical Plaza (a.) (e.)	95%	Palmdale Medical Properties

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have funded $5.2 million in equity as of September 30, 2013 and are committed to invest an additional $1.2 million, in exchange for a 75% non-controlling equity interest in an LLC that owns and operates the Saint Mary’s Professional Office Building. This LLC has a third-party term loan of $24.2 million, which is non-recourse to us, outstanding as of September 30, 2013.
(c.)	We have funded $2.1 million in equity as of September 30, 2013, and are committed to fund an additional $2.3 million. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS, was completed and opened during the first quarter of 2010. This LLC has a third-party term loan of $12.6 million, which is non-recourse to us, outstanding as of September 30, 2013.
(d.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which opened on April 1, 2013. We have committed to invest up to $2.5 million in equity and debt financing, of which $1.1 million has been funded as of September 30, 2013. This LLC has a third-party construction loan of $5.6 million, which is non-recourse to us, outstanding as of September 30, 2013.
(e.)	We have funded $6.0 million in equity and member loans as of September 30, 2013, and are committed to invest an additional $2.9 million, in exchange for a 95% non-controlling equity interest in an LLC that owns and operates the Palmdale Medical Plaza, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $6.2 million, which is non-recourse to us, outstanding as of September 30, 2013. We began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013, as discussed above.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2013 and 2012. The combined statements of income for the three and nine month periods ended September 30, 2012 include the prorated amounts for Canyon Springs Medical Plaza, which was divested in February, 2012, and Centinela Medical Building Complex, which was divested in October, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(b.)	2012	2013(b.)	2012
	(amounts in thousands)
Revenues	$5,320	$5,514	$15,566	$16,499
Operating expenses	2,099	2,327	6,499	6,992
Depreciation and amortization	985	1,062	2,969	3,120
Interest, net	1,716	1,545	4,714	4,716

Net income	$520	$580	$1,384	$1,671

Our share of net income (a.)	$515	$645	$1,545	$1,803

Our share of gain on divestiture	$—	$—	$—	$7,375

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $511,000 and $438,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.
(b.)	As mentioned above, we began to account for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Prior to July 1, 2013, the financial results of this entity were accounted for on a consolidated basis. These amounts include the financial results for Palmdale Medical Plaza for the three months ended September 30, 2013.

Below are the condensed combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	September 30, 2013 (a.)	December 31, 2012
	(amounts in thousands)
Net property, including CIP	$119,948	$106,150
Other assets	10,207	9,850

Total assets	$130,155	$116,000

Liabilities	$5,870	$5,368
Mortgage notes payable, non-recourse to us	80,563	77,511
Advances payable to us	22,461	12,658
Equity	21,261	20,463

Total liabilities and equity	$130,155	$116,000

Our share of equity and advances to LLCs	$39,209	$28,636

(a.)	As mentioned above, we began to account for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Prior to July 1, 2013, the financial results of this entity were accounted for on a consolidated basis.

As of September 30, 2013, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2013	$464
2014	14,180
2015	41,473
2016	578
2017	11,828
Later	12,040

Total	$80,563

Name of LLC	Mortgage/ Construction Loan Balance(a.)	Maturity Date
Grayson Properties	$12,615	2014
Brunswick Associates	7,979	2015
Arlington Medical Properties	24,237	2015
Palmdale Medical Properties (c.)	6,189	2015
DVMC Properties	3,996	2015
FTX MOB Phase II(b.)	5,596	2017
PCH Southern Properties	6,645	2017
Sparks Medical Properties	4,634	2018
PCH Medical Properties	8,672	2018

	$80,563

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	Construction loan.
(c.)	Refinance options have been completed subsequent to September 30, 2013. The loan has been extended with a maturity date of October 31, 2015.

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

(6) Recent Accounting Pronouncements

There were no new accounting pronouncements during the first nine months of 2013 that impacted, or are expected to impact us.

(7) Debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 1.75%, and the commitment fee was 0.30%.

At September 30, 2013, we had $97.1 million of outstanding borrowings and $9.5 million of letters of credit outstanding against our revolving credit agreement. We had $43.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2013
Tangible net worth	$125,000	$141,853
Debt to total capital	< 55%	37.2%
Debt service coverage ratio	> 5.00x	20.2x
Debt to cash flow ratio	< 3.50x	2.29x

We have twelve mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2013, with a combined outstanding balance of $106.2 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $942,000 at September 30, 2013). The following table summarizes our outstanding mortgages at September 30, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,241	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,171	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,425	3.43%	2016
Peace Health fixed rate mortgage loan	21,786	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,461	2.93%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,927	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,092	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,010	3.43%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,002	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,806	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,880	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,359	5.56%	2025

Total	$106,160

(a)	Amortized principal payments are made on a monthly basis.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $107.2 million as of September 30, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of September 30, 2013, we have fifty-six real estate investments or commitments located in sixteen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-five medical office buildings, including fourteen owned by thirteen unconsolidated limited liability companies (“LLCs”), and;

•	four pre-school and childcare centers.

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

At September 30, 2013, we have non-controlling equity investments or commitments in thirteen jointly-owned LLCs which own MOBs. As of September 30, 2013, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

Palmdale Medical Properties had a master lease with a subsidiary of UHS through June 30, 2013. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we have accounted for this LLC on a consolidated basis, since the fourth quarter of 2007 through June 30, 2013, since it was a variable interest entity and we were deemed to be the primary beneficiary. As of July 1, 2013, the master lease expired and this LLC is no longer considered a variable interest entity and we therefore began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Although the expiration of the master lease will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions - UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of September 30, 2013 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% and 29% of our consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 30% of our consolidated revenues during each of the nine months ended September 30, 2013 and 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% and 21% of the combined consolidated and unconsolidated revenue for the three-month periods ended September 30, 2013 and 2012, respectively, and 22% and 21% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Our Consolidated Statement of Income for the three and nine months ended September 30, 2012, includes the revenue and expenses associated with Palmdale Medical Properties, an LLC in which we hold a 95% non-controlling equity interest. As previously discussed, effective July 1, 2013, the master lease agreement between Palmdale Medical Properties and Palmdale Regional Medical Center, a wholly-owned subsidiary of UHS, expired. Therefore, effective on July 1, 2013, this LLC was no longer considered a variable interest entity and we began accounting for this LLC on an unconsolidated basis pursuant to the equity method. Prior to the expiration of the master lease, this LLC was accounted for on a consolidated basis, through June 30, 2013. The tables below reflect the “As Adjusted” Statement of Income for the three and nine months ended September 30, 2012, reflecting the revenue and expense impact of the deconsolidation of this LLC as if it had been deconsolidated effective July 1, 2012, since our Consolidated Statement of Income for the first six months of 2013 includes the revenue and expenses associated with Palmdale Medical Properties. There was no material impact to our net income as a result of the deconsolidation of this LLC.

Three Months Ended September 30, 2012:

	As reported in Consolidated Statements of Income for the Three Months Ended September 30, 2013	As reported in Consolidated Statements of Income for the Three Months Ended September 30, 2012	Three months ended September 30, 2012 Statements of Income for Palmdale Medical Properties	“As Adjusted” Three Months Ended September 30, 2012	“As Adjusted” Variance
Revenues	$13,448	$13,610	$328	$13,282	$166

Expenses:
Depreciation and amortization	4,577	5,263	86	5,177	600
Advisory fees to UHS	603	540	—	540	(63)
Other operating expenses	3,636	3,578	137	3,441	(195)
Transaction costs	39	14	—	14	(25)

	8,855	9,395	223	9,172	317

Income before equity in income of unconsolidated LLCs and interest expense, net	4,593	4,215	105	4,110	483
Equity in income of unconsolidated LLCs	515	645	(2)	647	(132)
Interest expense, net	(1,805)	(1,874)	(103)	(1,771)	(34)

Net income	$3,303	$2,986	$—	$2,986	$317

Nine Months Ended September 30, 2012:

	As reported in Consolidated Statements of Income for the Nine Months Ended September 30, 2013	As reported in Consolidated Statements of Income for the Nine Months Ended September 30, 2012	Three months ended September 30, 2012 Statements of Income for Palmdale Medical Properties	“As Adjusted” Nine Months Ended September 30, 2012	“As Adjusted” Variance
Revenues	$40,835	$40,627	$328	$40,299	$536

Expenses:
Depreciation and amortization	14,113	15,484	86	15,398	1,285
Advisory fees to UHS	1,759	1,594	—	1,594	(165)
Other operating expenses	11,045	11,244	137	11,107	62
Transaction costs	170	663	—	663	493

	27,087	28,985	223	28,762	1,675

Income before equity in income of unconsolidated LLCs, interest expense and gain, net	13,748	11,642	105	11,537	2,211
Equity in income of unconsolidated LLCs	1,545	1,803	(2)	1,805	(260)
Gain on divestiture of property owned by an unconsolidated LLC, net	—	7,375	—	7,375	(7,375)
Interest expense, net	(5,622)	(5,853)	(103)	(5,750)	128

Net income	$9,671	$14,967	$—	$14,967	$(5,296)

For the three months ended September 30, 2013, net income was $3.3 million as compared to $3.0 million during the comparable prior year quarter. For the nine-month period ended September 30, 2013, net income was $9.7 million as compared to $15.0 million during the comparable nine-month period of the prior year.

The increase in net income of $317,000 during the third quarter of 2013, as compared to the comparable prior year quarter, was attributable to:

•

a favorable change of $600,000 (As Adjusted) resulting from a decrease in depreciation and amortization expense, resulting primarily from a decrease in amortization expense recorded on intangible assets, and;

•	other combined net unfavorable changes of $283,000.

The decrease in net income of $5.3 million during the first nine months of 2013, as compared to the first nine months of 2012, was primarily attributable to:

•

an unfavorable change of $7.4 million resulting from the net gain recorded during the nine-month period of 2012, in connection with the sale of a medical office building by an LLC in which we formerly held a noncontrolling majority ownership interest;

•

a favorable change of $1.3 million (As Adjusted) resulting from a decrease in depreciation and amortization expense, resulting primarily from a decrease in amortization expense recorded on intangible assets;

•	a favorable change of $493,000 resulting from a decrease in transaction costs;

•

a favorable change of $128,000 (As Adjusted) in interest expense due primarily an increase in our average outstanding borrowings, offset by a decrease in the average effective interest rate pursuant to the terms of our $150 million revolving credit agreement, and;

•	other combined net favorable changes of $173,000.

Total revenues increased by $166,000 (“As Adjusted”) during the three months ended September 30, 2013 and increased $536,000 (“As Adjusted”) during the nine months ended September 30, 2013, as compared to the comparable periods of 2012. The increase in revenues during the three and nine months of 2013, as compared to the comparable periods of 2012, was due primarily to the revenues generated at an MOB acquired during the fourth quarter of 2012, partially offset by other combined revenue decreases consisting primarily of decreased tenant reimbursements at certain properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.2 million and $3.1 million (“As Adjusted”) for the three-month periods ended September 30, 2013 and 2012, respectively, and $9.9 million and $9.9 million (“As Adjusted”) for the nine-month periods ended September 30, 2013 and 2012, respectively. A portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and nine-month periods ended September 30, 2013 and 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders. A reconciliation of our reported net income to FFO/AFFO is included below.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$3,303	$2,986	$9,671	$14,967
Depreciation and amortization expense on consolidated investments	4,502	5,216	13,919	15,354
Depreciation and amortization expense on unconsolidated affiliates	869	827	2,411	2,507
Gain on divestiture of property owned by an unconsolidated LLC	—	—	—	(7,375)

Funds From Operations	$8,674	$9,029	$26,001	$25,453
Transaction costs	39	14	170	663

Adjusted Funds From Operations	$8,713	$9,043	$26,171	$26,116

During the third quarter of 2013, our FFO was $8.7 million as compared to $9.0 million during the third quarter of 2012. The $355,000 decrease was primarily due to: (i) a favorable change of $317,000 resulting from an increase in net income, as discussed above, offset by; (ii) an unfavorable change of $672,000 resulting from a decrease in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) resulting primarily from a decrease in amortization expense recorded on intangible assets.

During the first nine months of 2013, our FFO was $26.0 million as compared to $25.5 million during the first nine months of 2012. The $548,000 increase was primarily due to: (i) a favorable change of $2.1 million resulting from an increase in net income, exclusive of the $7.4 million gain on divestiture of property owned by an unconsolidated LLC recorded during the first quarter of 2012, as discussed above, offset by; (ii) an unfavorable change of $1.5 million resulting from a decrease in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates) resulting primarily from a decrease in amortization expense recorded on intangible assets.

Our AFFO were $8.7 million during the third quarter of 2013, as compared to $9.0 million during the comparable quarter in 2012. The $330,000 decrease in AFFO resulted from the $355,000 decrease in FFO, as mentioned above, offset by a $25,000 increase in the add-back of transaction costs incurred during the third quarter of 2013, as compared to the third quarter of 2012.

Our AFFO were $26.2 million during the first nine months of 2013 as compared to $26.1 million during the first nine months of 2012. The $55,000 increase in AFFO was attributable to the $548,000 increase in FFO, as mentioned above, offset by a $493,000 decrease in the add-back of transaction costs incurred during the first nine months of 2013, as compared to the first nine months of 2012.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $23.0 million and $22.4 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The $560,000 net increase was attributable to:

•

a favorable change of $1.0 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted/stock-based compensation and gain on divestiture of property owned by an unconsolidated LLC), as discussed above in Results of Operations;

•	a favorable change of $462,000 in rent receivable;

•

an unfavorable change of $479,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from decreased prepaid rents collected from various MOBs, as compared to the first nine months of 2012, and;

•	other net unfavorable changes of $432,000, resulting primarily from an increase in leasing commissions paid during the first nine months of 2013, as compared to the first nine months of 2012.

Net cash used in investing activities

Net cash used in investing activities was $12.1 million during the nine months ended September 30, 2013 as compared to $9.0 million during the nine months ended September 30, 2012.

During the nine-month period ended September 30, 2013, we funded: (i) $2.6 million in equity investments in various unconsolidated LLCs; (ii) $4.4 million in advances in the form of member loans to unconsolidated LLCs; (iii) $2.3 million in capital additions to real estate investments primarily for tenant improvements at various MOBs, and; (iv) $4.7 million to acquire the real estate assets of two medical office buildings, as discussed above . In addition, during the nine-month period ended September 30, 2013, we received: (i) $1.8 million of cash distributions in excess of income from our unconsolidated LLCs, and; (ii) $109,000 in repayments of advances previously made to unconsolidated LLCs.

During the nine-month period ended September 30, 2012, we funded: (i) an $8.0 million advance in the form of a member loan to an unconsolidated LLC to retire its third-party debt (this entity divested its property in October, 2012 and the member loan was repaid to us); (ii) $7.3 million (net of certain acquired liabilities, third-party debt and prepaid deposit) to acquire the real estate assets of the PeaceHealth Medical Clinic; (iii) $2.7 million in additions to real estate investments primarily for tenant improvements at various MOBs; (iv) $553,000 for settlement of assumed liabilities related to acquired MOBs, and; (v) $1.7 million in equity investments in various unconsolidated LLCs. In addition, during the nine-month period ended September 30, 2012, we received: (i) $499,000 in repayments of advances previously made to unconsolidated LLCs; (ii) $2.6 million of cash distributions in excess of income from our unconsolidated LLCs; (iii) $100,000 of refunded real estate deposits, and; (iv) $8.1 million, net, of cash in connection with our share of the proceeds received from the divestiture of an MOB owned by an unconsolidated LLC.

Net cash used in financing activities

Net cash used in financing activities was $10.8 million during the nine months ended September 30, 2013 as compared to $22.0 during the nine months ended September 30, 2012.

During the nine-month period ended September 30, 2013, we: (i) received $15.4 million of additional net borrowings on our revolving line of credit; (ii) received $11.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us, and; (iii) generated $194,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2013, we paid: (i) $13.7 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the first quarter of 2013, resulting in the above-mentioned $11.2 million of mortgage financing proceeds to us); (ii) $95,000 of financing costs on mortgage and other notes payable, and; (iii) $23.7 million of dividends.

During the nine-month period ended September 30, 2012, we: (i) received $5.9 million of additional net borrowings on our revolving line of credit; (ii) received $7.0 million of proceeds related to a new mortgage note payable that is non-recourse to us, and; (iii) generated $292,000 of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2012, we paid: (i) $11.2 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the second quarter of 2012, resulting in the above-mentioned $7.0 million of mortgage financing proceeds to us, as well as a $600,000 mortgage principal pay-down); (ii) $524,000 of financing costs on mortgage and other notes payable that are non-recourse to us, and; (iii) $23.3 million of dividends.

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November 2012, under which we can offer up to an aggregate sales price of $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time. No offering will be made except pursuant to such supplemental prospectuses, and none have been made as of September 30, 2013.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2013 and 2012:

As indicated on our consolidated statement of cash flows, we generated net cash provided by operating activities of $23.0 million and $22.4 million during the nine-month periods ended September 30, 2013 and 2012, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gain recorded during the first nine months of 2012, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.8 million and $2.6 million during the nine months ended September 30, 2013 and 2012, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $24.8 million and $25.1 million of net cash during the nine months ended September 30, 2013 and 2012, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $23.7 million and $23.3 million during the nine months ended September 30, 2013 and 2012, respectively. During the first nine months of 2013, the $24.8 million of net cash generated related to the operating activities of our properties was approximately $1.0 million more than the $23.7 million of dividends paid during the period. During the first nine months of 2012, the $25.1 million of net cash generated related to operating activities of our properties was approximately $1.7 million more than the $23.3 million of dividends paid during the period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2013 and 2012. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($109,000 and $499,000 for the nine months ended September 30, 2013 and 2012, respectively); (ii) net borrowings on our revolving credit agreement ($15.4 million and $5.9 million for the nine months ended September 30, 2013 and 2012, respectively); (iii) proceeds from mortgage notes payable ($11.2 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($194,000 and $292,000 for the nine months ended September 30, 2013 and 2012, respectively). In addition, during the first nine months of 2012, we generated $8.1 million from the divestiture of an MOB owned by an unconsolidated LLC.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($2.6 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively); (ii) advances made to LLCs ($4.4 million and $8.0 million for the nine months ended September 30, 2013 and 2012, respectively); (iii) net real estate additions ($2.3 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively); (iv) repayments of mortgage and other notes payable ($13.7 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively); (v) financing costs paid on mortgage and other notes payable ($95,000 and $524,000 for the nine months ended September 30, 2013 and 2012, respectively), and; (vi) acquisitions of medical office buildings ($4.7 million and $7.3 million for the nine months ended September 30, 2013 and 2012, respectively). Additionally, during the first nine months of 2012, we had additional uses of cash consisting of a $553,000 payment of assumed liabilities on acquired properties.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $43.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2013); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt. -

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit facility and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2013, the applicable margin over the LIBOR rate was 1.75%, the margin over the Base Rate was 1.75%, and the commitment fee was 0.30%.

At September 30, 2013, we had $97.1 million of outstanding borrowings and $9.5 million of letters of credit outstanding against our revolving credit agreement. We had $43.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2013. There are no compensating balance requirements.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2013
Tangible net worth	$125,000	$141,853
Debt to total capital	< 55%	37.2%
Debt service coverage ratio	> 5.00x	20.2x
Debt to cash flow ratio	< 3.50x	2.29x

We have twelve mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of September 30, 2013, with a combined outstanding balance of $106.2 million (excluding net debt premium, resulting from fair value recognition of third-party debt related to majority-owned LLCs in which we purchased the minority ownership interests, of $942,000 at September 30, 2013). The following table summarizes our outstanding mortgages at September 30, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan	9,241	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,171	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,425	3.43%	2016
Peace Health fixed rate mortgage loan	21,786	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,461	2.93%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,927	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,092	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	11,010	3.43%	2018
Kindred Hospital-Corpus Christi fixed rate mortgage loan	3,002	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,806	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,880	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,359	5.56%	2025

Total	$106,160

(a)	Amortized principal payments are made on a monthly basis.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $107.2 million as of September 30, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2013, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2013 totaled $9.5 million consisting of: (i) $2.4 million related to Centennial Hills Medical Properties; (ii) $2.2 million related to Grayson Properties; (iii) $1.7 million related to Banburry Medical Properties; (iv) $1.5 million related to Palmdale Medical Properties; (v) $1.2 million related to FTX MOB Phase II, LP; and; (vi) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2013. Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2013	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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