Form 10-K
period 2013-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2014-03-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 28, 2013: $540,970,533 (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2014: 12,858,667

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2013 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2013. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, four of our hospital facilities are leased to subsidiaries of UHS and twelve medical office buildings, including certain properties owned by limited liability companies in which we either hold 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 28, 2014 we have fifty-eight real estate investments or commitments located in sixteen states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute; (ii) forty-seven MOBs, and; (iii) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2013. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 28, 2014, we have investments in fifty-eight facilities, located in sixteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
The Bridgeway(A)	N.Little Rock, AR	Behavioral Health	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing Building A(B)	Kingwood, TX	MOB	100%	—
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(C)	Phoenix, AZ	MOB	90%	—
Cypresswood Professional Center(B) 8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(C)	Scottsdale, AZ	MOB	90%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(C)	Phoenix, AZ	MOB	85%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(E)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(E)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(C)	Fontana, CA	MOB	95%	—
Phoenix Children’s East Valley Care Center(C)	Phoenix, AZ	MOB	95%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)(L)(P)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)(P)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)(P)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
North Valley Medical Plaza(C)	Phoenix, AZ	MOB	95%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(H)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(I)(J)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)(K)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(E)(M)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)(N)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)(O)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek(E)(O)	Bentonville, AR	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a noncontrolling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire on May 31, 2019.

(G)	Real estate assets owned by an LLC in which we have a noncontrolling ownership interest as indicated above. Tenants of this MOB include subsidiaries of UHS.
(H)	This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.
(I)	Construction on this MOB began during the third quarter of 2012 and the MOB was completed and opened during April, 2013.
(J)	Real estate assets owned by a limited partnership (“LP”) in which we have a noncontrolling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(K)	This MOB was acquired during the fourth quarter of 2012.
(L)	This MOB had a master lease with a subsidiary of UHS through June 30, 2013. As of July 1, 2013, the master lease expired and we therefore began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013.
(M)	This MOB was acquired during the second quarter of 2013.
(N)	This MOB was acquired during the third quarter of 2013.
(O)	This MOB was acquired during the first quarter of 2014.
(P)	Effective January 1, 2014, we purchased the third-party minority ownership interest in the LLC which owns this MOB, in which we formerly held a noncontrolling majority ownership interest. We now hold 100% of the ownership interest in the LLC that owns this MOB.

Other Information

Included in our portfolio at December 31, 2013 are seven hospital facilities with an aggregate investment of $142.0 million. The leases with respect to these hospital facilities comprised approximately 36% of our consolidated revenues in each of 2013 and 2012, and 65% in 2011. The decrease during 2013 and 2012, as compared to 2011, is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. As of December 31, 2013, these leases have fixed terms with an average of 3.4 years remaining and include renewal options ranging from one to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 6.3 (ranging from 2.5 to 18.5) during 2013, 5.9 (ranging from 2.1 to 14.4) during 2012 and 5.5 (ranging from 1.9 to 13.3) during 2011. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the four hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of the leases for our hospital facilities and the preschool and childcare centers, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 41% of our total revenue for the five years ended December 31, 2013 (approximately 30% for each of the years ended December 31, 2013 and 2012, and 55% for the year ended December 31, 2011). The decrease during 2013 and 2012, as compared to 2011, is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests and the various acquisitions of MOBs and clinics completed during 2011 and the first quarter of 2012, as mentioned above. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2013 (approximately 22% for the year ended December 31, 2013, 21% for the year ended December 31, 2012 and 19% for the year ended December 31, 2011). In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. The Bridgeway’s lease term is scheduled to expire in December, 2014 and we can provide no assurance that this lease will be renewed at the fair market value lease rate.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2013, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2014 pursuant to the same terms as the Advisory Agreement in place during 2013. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the 2013 advisory fee, as compared to the 2012 advisory fee, was increased to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2013, 2012 or 2011 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.4 million during 2013, $2.1 million during 2012 and $2.0 million during 2011 and were based upon average invested real estate assets of $338 million, $326 million and $309 million during 2013, 2012 and 2011, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2013 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2013 and 2012, UHS owned 6.1% and 6.2%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% of our consolidated revenues for each of the years ended December 31, 2013 and 2012, and 55% of our consolidated revenues for the year ended December 31, 2011, and since a subsidiary of

UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities, including UHS. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services that may not be provided by the operators of our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for us.

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s success and competitive advantage. Typically, physicians are responsible for making hospital admission decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. From time-to-time, the operators of our acute care and behavioral health care facilities may experience the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel. We anticipate that our operators, including UHS, will continue to encounter increased competition in the future that could lead to a decline in patient volumes and harm their businesses, which in turn, could harm our business.

A large portion of our non-hospital properties consist of MOBs which are located either close to or on the campuses of hospital facilities. These properties are either directly or indirectly affected by the factors discussed above as well as general real estate factors such as the supply and demand of office space and market rental rates. To improve our competitive position, we anticipate that we will continue investing in additional healthcare related facilities and leasing the facilities to qualified operators, perhaps including subsidiaries of UHS.

Regulation and Other Factors

During each of 2013 and 2012, 28% of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS, and during 2011, 51% of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. The decrease during 2013 and 2012, as compared to 2011, is due primarily to the above-mentioned, December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests and the various acquisitions MOBs and clinics completed during 2011 and the first quarter of 2012. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	76	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	54	Vice President and Chief Financial Officer

Cheryl K. Ramagano	51	Vice President, Treasurer and Secretary

Timothy J. Fowler	58	Vice President, Acquisition and Development

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements related to various governmental programs, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our tenants’ business, financial position and results of operations, and in turn, ours.

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

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. The 2012 Act provides a one-year fix to statutory reductions in physician reimbursement and extends other Medicare provisions. In order to offset the cost of these extensions, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”). In addition, on February 15, 2014, Public Law 113-082 was enacted. The Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2024.

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

The health care industry is highly competitive and competition among hospitals and other health care providers for patients and physicians has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities, including UHS.

In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services that may not be provided by the operators of our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also increases competition for our operators.

In addition, the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital.

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Typically, physicians are responsible for making hospital admission decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. The operators of our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel.

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

For the year ended December 31, 2013, UHS accounted for 36% of our consolidated revenues. In addition, as of December 31, 2013, subsidiaries of UHS leased four of the seven hospital facilities owned by us with terms expiring in 2014 or 2016. We cannot assure you that UHS will renew the leases at existing lease rates or fair market value lease rates, or continue to satisfy its obligations to us. The failure or inability of UHS to satisfy its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2013 we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2013, 28% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold, or held, a majority, non-controlling equity ownership interest.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms in 2014 or 2016. The Bridgeway’s lease term is scheduled to expire in December, 2014 and we can provide no assurance that this lease will be renewed at the fair market value lease rate. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. The exercise of purchase options for our facilities may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

The following table shows our investments in hospital facilities leased to UHS and other non-related parties and also provides information related to various properties in which we have significant investments, some of which are accounted for by the equity method. The capacity in terms of beds (for the hospital facilities) and the five-year occupancy levels are based on information provided by the lessees.

	Type of facility	Number of available beds @ 12/31/13						Lease Term			% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
Hospital Facility Name and Location			Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)
			2013	2012	2011	2010	2009
Southwest Healthcare System: Inland Valley Campus(2)(7) Wildomar, California	Acute Care	132	58%	62%	70%	78%	77%	$2,648,000	2016	15	0%	—
McAllen Medical Center(3)(7) McAllen, Texas	Acute Care	430	43%	43%	45%	47%	50%	5,485,000	2016	15	0%	—
Wellington Regional Medical Center(7) West Palm Beach, Florida	Acute Care	158	58%	69%	73%	70%	71%	3,030,000	2016	15	0%	—
The Bridgeway(7) North Little Rock, Arkansas	Behavioral Health	103	83%	82%	84%	77%	79%	930,000	2014	10	0%	—
HealthSouth Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	85	79%	79%	75%	71%	60%	775,000	2019	5	0%	—
Vibra Hospital of Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	58%	53%	54%	64%	61%	738,000	2019	25	100%	3%
Kindred Hospital Chicago Central(9) Chicago, Illinois	Sub-Acute Care	84	51%	51%	46%	40%	45%	1,458,000	2016	10	0%	—

	Type of facility						Lease Term
Facility Name and Location		Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2013	2012	2011	2010	2009
Desert Springs Medical Plaza(4) Las Vegas, Nevada	MOB	56%	68%	69%	65%	74%	847,000	2015-2025	Various	79%	2	%-3%
Spring Valley MOB I(4) Las Vegas, Nevada	MOB	64%	68%	75%	93%	96%	652,000	2014-2018	Various	52%	2	%-3%
Spring Valley MOB II(4) Las Vegas, Nevada	MOB	76%	76%	67%	53%	51%	1,024,000	2016-2020	Various	18%	1	%-2%
Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	77%	81%	90%	91%	95%	1,304,000	2014-2018	Various	30%	2	%-3%
Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	74%	82%	83%	97%	100%	1,542,000	2014-2023	Various	35%	2	%-3%
Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	81%	71%	64%	63%	63%	1,571,000	2015-2023	Various	60%	2	%-3%
St. Mary’s Professional Office Building Reno, Nevada	MOB	98%	99%	100%	99%	99%	4,375,000	2015-2025	Various	29%	2	%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	99%	100%	100%	100%	100%	1,916,000	2015-2019	Various	56%	2	%-3%
Gold Shadow—700 Shadow(4) Las Vegas, Nevada	MOB	84%	82%	78%	86%	94%	975,000	2014-2020	Various	38%	2%
Gold Shadow—2010 & 2020 Goldring MOBs(4) Las Vegas, Nevada	MOB	92%	95%	95%	91%	91%	1,520,000	2014-2017	Various	9%	2	%-3%
Centennial Hills MOB(4) Las Vegas, Nevada	MOB	62%	62%	63%	58%	47%	1,564,000	2014-2024	Various	28%	2	%-3%
Auburn II MOB(4) Auburn, Washington	MOB	90%	90%	84%	79%	—	1,146,000	2017-2022	Various	28%	2	%-3%
Suburban Medical Plaza II Louisville, Kentucky	MOB	100%	100%	100%	98%	98%	2,273,000	2014-2025	Various	18%	3%
Forney Medical Plaza(6) Forney, Texas	MOB	94%	97%	92%	—	—	1,495,000	2018-2023	Various	77%	3%

	Type of facility						Lease Term
Facility Name and Location		Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2013	2012	2011	2010	2009
Lake Pointe Medical Arts Building(6) Rowlett,Texas	MOB	97%	96%	95%	—	—	1,511,000	2017-2023	Various	24%	3%
Tuscan Medical Properties(6) Las Colinas, Texas	MOB	99%	98%	100%	—	—	1,047,000	2014-2020	Various	100%	2	%-3%
PeaceHealth Medical Clinic(10) Bellingham, Washington	MOB	100%	100%	—	—	—	2,560,000	2021	20	100%	1%

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2013. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center. The revenues of South Texas Behavioral Health Center are excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital.
(4)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS.
(5)	Minimum rent amounts contain impact of straight-line rent adjustments, if applicable.
(6)	These properties were acquired in 2011.

(7)	See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties.
(8)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(9)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the estimated current fair market value of the property exceeds the stipulated minimum price. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(10)	This MOB was acquired on January, 2012.

Leasing Trends at Our Significant Medical Office Buildings

During 2013, we had a total of 106 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $17 per square foot during 2013. The weighted-average leasing commissions on the new and renewed leases commencing during 2013 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2013 was approximately 2% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2013, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 6%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments as of December 31, 2013 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2014 of 20% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2014	2014	2015	2016	2017	2018	2019 and Later
Hospital Investments
McAllen Medical Center	422,276	0%	0%	0%	100%	0%	0%	0%
Wellington Regional Medical Center	196,489	0%	0%	0%	100%	0%	0%	0%
Southwest Healthcare System—Inland Valley Campus.	124,644	0%	0%	0%	100%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	100%	0%	0%	0%
The Bridgeway(e)	77,901	0%	100%	0%	0%	0%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	0%	0%	0%	100%
Vibra Hospital of Corpus Christi	69,700	0%	0%	0%	0%	0%	0%	100%

Subtotal Hospitals	1,084,004	0%	7%	0%	79%	0%	0%	14%

Other Investments
Medical Office Buildings:
Saint Mary’s Professional Office Building	190,754	0%	2%	4%	1%	11%	0%	82%
Goldshadow—2010 & 2020 Goldring MOBs(b)	74,774	18%	52%	8%	5%	17%	0%	0%
Goldshadow—700 Shadow Lane MOB	42,060	3%	8%	37%	6%	11%	0%	35%
Texoma Medical Plaza	115,284	17%	0%	10%	0%	2%	6%	65%
Suburban Medical Plaza II(a)	103,011	0%	21%	2%	9%	1%	6%	61%
Desert Springs Medical Plaza	102,580	48%	3%	16%	2%	0%	6%	25%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building	96,696	31%	4%	5%	6%	0%	13%	41%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2014	2014	2015	2016	2017	2018	2019 and Later
Summerlin Hospital Medical Office Building II(b)	92,313	21%	20%	9%	7%	11%	9%	23%
Summerlin Hospital Medical Office Building I(b)	89,636	29%	27%	12%	27%	2%	3%	0%
The Sparks Medical Building	35,127	11%	4%	9%	13%	0%	6%	57%
Vista Medical Terrace	50,921	53%	8%	1%	1%	13%	9%	15%
North Valley Medical Plaza	80,379	66%	2%	14%	3%	4%	9%	2%
Summerlin Hospital Medical Office Building III	77,713	10%	0%	2%	13%	0%	6%	69%
Mid Coast Hospital MOB	74,629	0%	0%	0%	77%	0%	7%	16%
Sheffield Medical Building	73,446	62%	5%	3%	5%	7%	0%	18%
North West Texas Professional Office Tower	72,351	0%	0%	3%	46%	3%	0%	48%
Rosenberg Children’s Medical Plaza	66,231	1%	4%	3%	14%	0%	74%	4%
Sierra San Antonio Medical Plaza	59,160	32%	0%	4%	6%	9%	7%	42%
Palmdale Medical Plaza (d.)	58,150	48%	16%	0%	0%	5%	9%	22%
Spring Valley Medical Office Building	57,828	40%	10%	19%	6%	21%	4%	0%
Spring Valley Medical Office Building II	57,432	24%	0%	0%	13%	0%	39%	24%
Southern Crescent Center II	53,680	35%	8%	0%	11%	0%	0%	46%
Desert Valley Medical Center	53,625	19%	12%	13%	20%	4%	11%	21%
Tuscan Professional Building(c)	52,868	7%	33%	33%	12%	0%	0%	15%
Lake Pointe Medical Arts Building	50,974	0%	0%	0%	0%	33%	23%	44%
Forney Medical Plaza	50,947	9%	0%	0%	0%	0%	80%	11%
Southern Crescent Center I	41,400	46%	0%	0%	0%	6%	26%	22%
Auburn Medical Office Building	41,311	10%	0%	0%	0%	9%	0%	81%
BRB Medical Office Building	40,733	0%	0%	17%	4%	0%	9%	70%
Cypresswood Professional Center—8101	10,200	0%	0%	100%	0%	0%	0%	0%
Cypresswood Professional Center—8111	29,882	17%	6%	51%	0%	11%	0%	15%
Medical Center of Western Connecticut	36,147	0%	17%	0%	4%	24%	5%	50%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	58%	0%	0%	0%	0%	5%	37%
Apache Junction Medical Plaza	26,901	9%	0%	31%	4%	22%	0%	34%
Santa Fe Professional Plaza	24,871	41%	5%	0%	23%	11%	11%	9%
Professional Bldg at King’s Crossing—Bldg A	11,528	87%	0%	0%	0%	0%	13%	0%
Professional Bldg at King’s Crossing—Bldg B	12,790	0%	0%	48%	41%	11%	0%	0%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	0%	0%	0%	100%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	0%	100%
Family Doctor’s MOB	12,050	0%	0%	0%	100%	0%	0%	0%
701 South Tonopah Building	10,747	0%	0%	0%	0%	0%	0%	100%
5004 Poole Road MOB	4,400	0%	0%	0%	0%	0%	0%	100%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	0%	100%	0%	0%	0%

Sub-total Other Investments	2,485,561	20%	7%	8%	10%	6%	9%	40%

Total	3,569,565	14%	7%	5%	31%	4%	6%	33%

(a)	The estimated market rates related to the 2014 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 2%.
(b)	The estimated market rates related to the 2014 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 3%.
(c)	The estimated market rates related to the 2014 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 10%.
(d)	The master lease commitment from UHS was effective through June 30, 2013. As of July 1, 2013, that mater lease expired and we began accounting for this LLC under the equity method on an unconsolidated basis.
(e)	Pursuant to the terms of this lease, a wholly-owned subsidiary of UHS has two 5-year renewal options at fair market value lease rates (2015 through 2024) as well certain purchase options, as discussed herein. We can provide no assurance that this lease will be renewed at the fair market value lease rate upon the scheduled expiration in December, 2014.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2013 and 2012, the average effective annual rental per square foot was $17.85 and $17.69, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs and childcare centers owned as of December 31, 2013 and 2012, the average effective annual rental per square foot was $27.47 and $27.22, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2013 and 2012, the average effective annual rental per square foot was $24.13 and $23.87, respectively. The estimated average occupied square footage for 2013 was calculated by averaging the unavailable rentable square footage on January 1, 2013 and January 1, 2014. The estimated average occupied square footage for 2012 was calculated by averaging the unavailable rentable square footage on January 1, 2012 and January 1, 2013.

During 2013, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2013. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2013. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2013, based upon average occupied square feet for McAllen Medical Center:

Property	2013 Average Occupied Square Feet	2013 Revenues	2013 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,064,000	$16.73

The following table sets forth lease expirations for each of the next ten years:

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2014	77,901	1	$930,000	1%
2015	0	0	$0	0%
2016	858,963	4	$12,648,000	18%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	147,140	2	$1,501,000	2%
2020	0	0	$0	0%
2021	0	0	$0	0%
2022	0	0	$0	0%
2023	0	0	$0	0%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,084,004	7	$15,079,000	21%

Other consolidated properties
2014	130,954	47	$3,785,000	5%
2015	144,291	45	$3,975,000	6%
2016	153,358	39	$3,981,000	6%
2017	90,512	24	$2,623,000	4%
2018	129,173	31	$4,058,000	6%
2019	89,294	19	$2,638,000	4%
2020	110,555	25	$3,497,000	5%
2021	163,505	13	$4,588,000	6%
2022	85,338	5	$2,110,000	3%
2023	43,797	8	$1,209,000	1%
Thereafter	59,994	7	$1,447,000	2%

Subtotal-other consolidated properties	1,200,771	263	$33,911,000	48%

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Other unconsolidated properties (MOBs)
2014	51,779	21	$1,316,000	2%
2015	47,193	15	$1,215,000	1%
2016	105,698	24	$2,805,000	4%
2017	47,453	18	$1,286,000	2%
2018	100,061	26	$2,836,000	4%
2019	13,096	5	$365,000	1%
2020	137,299	12	$4,046,000	6%
2021	29,982	9	$800,000	1%
2022	56,818	11	$1,410,000	2%
2023	63,368	15	$2,006,000	3%
Thereafter	131,513	11	$3,765,000	5%

Subtotal-other unconsolidated properties	784,260	167	$21,850,000	31%

Total all properties	3,069,035	437	$70,840,000	100%

(1)	The annual rentals of expiring leases reflected above were calculated based upon each property’s 2013 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2013 and exclude the bonus rentals earned on the UHS hospital facilities.
(2)	The percentages of annual rentals reflected above were calculated based upon the annual rentals of expiring leases (as reflected above) divided by the total annual rentals of expiring leases (as reflected above).

ITEM 3.	Legal Proceedings

None

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2013 and 2012 are summarized below:

	2013		2012
	High Price	Low Price	High Price	Low Price
First Quarter	$58.03	$51.82	$40.94	$36.04
Second Quarter	$58.85	$41.47	$41.53	$38.99
Third Quarter	$46.53	$38.52	$46.46	$32.92
Fourth Quarter	$45.60	$40.06	$50.61	$32.21

Holders

As of January 31, 2014, there were approximately 400 shareholders of record of our shares of beneficial interest.

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

	2013	2012
First Quarter	$.620	$.610
Second Quarter	.625	.615
Third Quarter	.625	.615
Fourth Quarter	.625	.620

	$2.495	$2.460

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2008.

	Base Period Dec 08	INDEXED RETURNS Years Ending
Company Name / Index		Dec 09	Dec 10	Dec 11	Dec 12	Dec 13
Universal Health Realty Income Trust	$100	$104.94	$128.28	$145.89	$200.11	$167.42
S&P 500 Index	$100	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100	$120.31	$143.35	$165.72	$196.50	$180.15

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2013. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2013	2012	2011	2010	2009
Operating Results:
Total revenues(1)	$54,280	$53,950	$29,494	$28,878	$31,914
Net income(2)	$13,169	$19,477	$73,794	$16,310	$18,576
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$297,748	$314,386	$288,633	$125,257	$154,540
Investments in LLCs(1)(4)	39,201	28,636	33,057	80,442	61,934
Intangible assets, net of accumulated amortization(3)	20,782	26,293	28,081	1,080	1,214
Total assets(1)(3)	373,145	383,038	370,929	216,135	228,825
Total indebtedness, including debt premium(1)(3)(5)	199,987	197,936	174,836	67,563	84,267
Other Data:
Funds from operations(6)	$34,955	$34,280	$32,468	$32,582	$33,325
Cash provided by (used in):
Operating activities	31,294	30,783	21,372	23,049	24,984
Investing activities	(13,514)	(8,565)	(3,284)	(17,302)	(12,362)
Financing activities	(17,491)	(30,819)	(7,426)	(7,798)	(10,202)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.04	$1.54	$5.84	$1.33	$1.56
Diluted earnings per share:
Total diluted earnings per share(2)	$1.04	$1.54	$5.83	$1.33	$1.56
Dividends per share	$2.495	$2.460	$2.425	$2.415	$2.380
Other Information (in thousands)
Weighted average number of shares outstanding—basic	12,689	12,661	12,644	12,259	11,891
Weighted average number of shares and share equivalents outstanding—diluted	12,701	12,669	12,649	12,262	11,897

(1)	As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements include the consolidated accounts of our consolidated investments and those investments that meet the criteria of a variable interest entity. Please see Note 1 for further discussions.
(2)	Net income and earnings per share during 2013 includes approximately $200,000 of transaction costs related to the acquisition of three MOBs during 2013 and the first quarter of 2014. Net income and earnings per share during 2012 includes an $8.5 million gain on the divestitures of properties owned by two unconsolidated LLCs in which we formerly held non-controlling majority ownership interests, and $680,000 of transaction costs related to the acquisition of a medical clinic and medical office building in 2012. Net income and earnings per share data during 2011 includes: (i) a $28.6 million gain recorded in connection with our purchase of third-party minority ownership interests in various LLCs in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since that time); (ii) a $35.8 million gain on the divestitures of properties owned by unconsolidated LLCs in which we formerly held non-controlling majority ownership interests; (iii) $518,000 of transaction costs related to the acquisition of four MOBs during 2011 and the first quarter of 2012, and; (iv) a $5.4 million charge for a provision for asset impairment recorded on a certain MOB.

(3)	Amounts include the fair values of the real property (as of 2011) of various previously unconsolidated LLCs, which we began consolidating during the fourth quarter of 2011 subsequent to our purchase of the third-party minority ownership interests (we owned 100% of each of these entities at December 31, 2011).
(4)	Investments in LLCs at December 31, 2013, 2012 and 2011 reflect the consolidation of various LLCs, as mentioned in notes 2 and 3 above, as well as the divestiture of property owned by various unconsolidated LLCs during 2012 and 2011, as discussed herein. Additionally, at December 31, 2013, Investments in LLCs reflects the deconsolidation of Palmdale Medical Properties. This LLC was deemed to be a variable interest entity during the term of the master lease and was consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.
(5)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $80.1 million as of December 31, 2013, $77.5 million as of December 31, 2012, $101.8 million as of December 31, 2011, $271.7 million as of December 31, 2010 and $251.4 million as of December 31, 2009 (See Note 8 to the consolidated financial statements).
(6)	Our funds from operations (“FFO”) during 2013, 2012 and 2011 are net of reductions for transaction costs of $203,000, $680,000 and $518,000, respectively.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2013, 2012 and 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO is shown below:

	(000s)
	2013	2012	2011	2010	2009
Net income	$13,169	$19,477	$73,794	$16,310	$18,576
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	18,496	20,030	7,173	6,156	6,283
Unconsolidated affiliates	3,290	3,293	10,558	10,116	8,466
Provision for asset impairment	—	—	5,354	—	—
Less gains:
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	—	(28,576)	—	—
Gains on divestiture of properties owned by unconsolidated LLCs, net	—	(8,520)	(35,835)	—	—

Funds From Operations	34,955	34,280	32,468	32,582	33,325
Transaction costs	203	680	518	—	—

Adjusted Funds From Operations	$35,158	$34,960	$32,986	$32,582	$33,325

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of February 28, 2014, we have fifty-eight real estate investments or commitments in sixteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-seven medical office buildings, including eleven owned by unconsolidated LLCs, and;

•	four preschool and childcare centers.

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

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what federal other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

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

•

the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital;

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

As of December 31, 2013, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings. As of December 31, 2013, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013, as discussed below, since it was considered to be a variable interest entity where we were the primary beneficiary by virtue of its master lease with a wholly-owned subsidiary of Universal Health Services, Inc. (“UHS”), a related party to us. The master lease expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

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

Effective January 1, 2014, we purchased the third-party minority ownership interests in two LLCs (Palmdale Medical Properties and Sparks Medical Properties) in which we formerly held non-controlling majority ownership interest. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs and will begin accounting for them on a consolidated basis effective January 1, 2014. Each of the property’s assets and liabilities will be recorded at their fair values. (See Note 3 to the consolidated financial statements for additional disclosure).

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

Relationship with UHS and Related Party Transactions:    UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2013 we had no salaried employees, our officers do receive stock-based compensation.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees that the Advisor’s performance has been satisfactory. The Advisor is entitled to certain advisory fees for its services. See “Relationship with UHS and Related Party Transactions” in Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees. In December of 2013, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2014 pursuant to the same terms as the Advisory Agreement in place during 2013. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the 2013 advisory fee, as compared to the 2012 advisory fee, was increased to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet. See “Relationship with Universal Health Services, Inc.” in Item 1 and Note 2 to the consolidated financial statements for additional information on the Advisory Agreement and related fees.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30%, for each of the years ended December 31, 2013 and 2012, and 55% of our revenues for the year ended December 31, 2011. The decrease during 2012 as compared to 2011 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for 22%, 21% and 19% of the combined consolidated and unconsolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, twelve of the MOBs, including certain properties owned by LLCs in which we hold either 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another. For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with UHS and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Year ended December 31, 2013 as compared to the year ended December 31, 2012:

Our Consolidated Statement of Income for the year ended December 31, 2012, includes the revenue and expenses associated with Palmdale Medical Properties, an LLC in which we held a 95% non-controlling equity interest as of December 31, 2013 (we now hold 100% of the ownership in this LLC effective as of January 1, 2014). As previously discussed, effective July 1, 2013, the master lease agreement between Palmdale Medical Properties and Palmdale Regional Medical Center, a wholly-owned subsidiary of UHS, expired. Therefore, effective on July 1, 2013, this LLC was no longer considered a variable interest entity and we began accounting for this LLC on an unconsolidated basis pursuant to the equity method. Prior to the expiration of the master lease, this LLC was accounted for on a consolidated basis, through June 30, 2013. The table below reflects the “As Adjusted” Statement of Income for the twelve months ended December 31, 2012, reflecting the revenue and expense impact of the deconsolidation of this LLC as if it had been deconsolidated effective July 1, 2012, since our Consolidated Statement of Income for the first six months of 2013 includes the revenue and expenses associated with Palmdale Medical Properties. There was no material impact to our net income as a result of the deconsolidation of this LLC.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	As reported in Consolidated Statements of Income	As reported in Consolidated Statements of Income	July 1 – December 31, 2012 Statements of Income for Palmdale Medical Properties	“As Adjusted”	“As Adjusted” Variance
Revenues	$54,280	$53,950	$657	$53,293	$987

Expenses:
Depreciation and amortization	18,753	20,216	172	20,044	1,291
Advisory fees to UHS	2,369	2,119	—	2,119	(250)
Other operating expenses	14,409	14,575	266	14,309	(100)
Transaction costs	203	680	—	680	477

	35,734	37,590	438	37,152	1,418

Income before equity in income of unconsolidated LLCs, interest expense and gains, net	18,546	16,360	219	16,141	2,405
Equity in income of unconsolidated LLCs	2,095	2,365	(13)	2,378	(283)
Gains on divestiture of properties owned by unconsolidated LLCs	—	8,520	—	8,520	(8,520)
Interest expense, net	(7,472)	(7,768)	(206)	(7,562)	90

Net income	$13,169	$19,477	$—	$19,477	($6,308)

During 2013, net income decreased $6.3 million to $13.2 million as compared to $19.5 million during 2012. The decrease was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column indicated on the table above:

•

an unfavorable change of $8.5 million resulting from the aggregate net gains recorded during 2012 on divestiture of properties owned by two unconsolidated LLCs in which we formerly held noncontrolling majority ownership interests, as discussed below and herein (see Note 3 to the Consolidated Financial Statements);

•

a favorable change of $1.3 million (As Adjusted) resulting from a decrease in depreciation and amortization expense, resulting primarily from a $1.7 million decrease in amortization expense recorded on intangible assets, partially offset by an increase in depreciation expense resulting from MOBs acquired during 2013 and the fourth quarter of 2012;

•	a favorable change of $477,000 resulting from a decrease in transaction costs;

•

a favorable change of $90,000 (As Adjusted) in interest expense due primarily to a decrease in the average effective borrowing rate pursuant to the terms of our $150 million revolving credit agreement, partially offset by an increase in our average outstanding borrowings (as discussed below in Credit facilities and mortgage debt), and;

•

other combined net favorable changes of $354,000 including the aggregate net operating income (before depreciation and amortization and interest expense) generated at three MOBs acquired during 2013 and the fourth quarter of 2012, partially offset by the net operating losses incurred at a newly constructed MOB that opened in April, 2013 (property is owned by an unconsolidated LLC in which we hold a noncontrolling majority ownership interest).

Total revenues increased approximately $1.0 million (As Adjusted) during 2013, as compared to 2012, due primarily from increases resulting from MOBs acquired during 2013 and the fourth quarter of 2012, partially offset by other combined revenue decreases experienced at certain properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $12.9 million and $12.6 million (As Adjusted basis), for 2013 and 2012, respectively. The increase in other operating expenses during 2013, as compared to 2012, is primarily attributable to expenses related to the MOBs acquired during 2013 and the fourth quarter of 2012. A large portion of the expenses associated with our consolidated medical office buildings is passed on to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included in tenant reimbursements and other revenue in our condensed consolidated statements of income.

During 2013, we had a total of 106 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $17 per square foot during 2013. The weighted-average leasing commissions on the new and renewed leases commencing during 2013 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2013 was approximately 2% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2013, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 6%.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2013 and 2012, as reflected below, since we believe it is helpful to our investors since it adjusts for the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for 2013 and 2012 (in thousands):

	2013	2012
Net income	$13,169	$19,477
Depreciation and amortization expense on real property/intangibles of consolidated investments	18,496	20,030
Depreciation and amortization expense on real property/intangibles of unconsolidated affiliates	3,290	3,293
Gains (net of related transaction costs) on divestiture of properties owned by unconsolidated LLCs	—	(8,520)

Funds From Operations	34,955	34,280
Transaction costs	203	680

Adjusted Funds From Operations	$35,158	$34,960

Our FFO increased $675,000 to $35.0 million during 2013 as compared to $34.3 million during 2012. The increase was primarily due to: (i) an unfavorable change of $6.3 million resulting from the decrease in net income, as discussed above; (ii) an unfavorable change of $1.5 million in the add-back of depreciation and amortization expense on real property/intangibles, and; (iii) a favorable change of $8.5 million in gains recorded on divestiture of properties owned by an unconsolidated LLCs. Our AFFO were $35.2 million during 2013 as compared to $35.0 million during 2012.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011
	As reported in Consolidated Statements of Income	As reported in Consolidated Statements of Income	January 1 – December 11, 2011 Statements of Income for LLCs in which we purchased third-party minority interests	“As Adjusted”	“As Adjusted” Variance
Revenues	$53,950	$29,494	$16,961	$46,455	$7,495

Expenses:
Depreciation and amortization	20,216	7,306	3,922	11,228	(8,988)
Advisory fees to UHS	2,119	2,008	—	2,008	(111)
Other operating expenses	14,575	5,581	7,196	12,777	(1,798)
Transaction costs	680	518	—	518	(162)
Provision for asset impairment	—	5,354	—	5,354	5,354

	37,590	20,767	11,118	31,885	(5,705)

Income before equity in income of unconsolidated LLCs, interest expense and gains, net	16,360	8,727	5,843	14,570	1,790
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	28,576	—	28,576	(28,576)
Equity in income of unconsolidated LLCs	2,365	3,058	(1,810)	1,248	1,117
Gains on divestiture of properties owned by unconsolidated LLCs	8,520	35,835	—	35,835	(27,315)
Interest expense, net	(7,768)	(2,402)	(4,033)	(6,435)	(1,333)

Net income	$19,477	$73,794	$—	$73,794	($54,317)

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

•

an unfavorable change of $27.3 million resulting from the decrease in net gains recorded on the divestiture of properties owned by unconsolidated LLCs during 2012 and 2011, as discussed below and herein (see Note 3 to the Consolidated Financial Statements);

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

•	an unfavorable change of $1.3 million (As Adjusted) in interest expense, as discussed below;

•	a favorable change of $5.4 million resulting from the provision for asset impairment recorded during 2011 on an MOB located in Atlanta, Georgia;

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

Interest expense, net of interest income, increased $1.3 million (As Adjusted) during 2012 as compared to 2011, primarily due to: (i) an increase in our average outstanding borrowings (to $75.4 million in 2012 from $67.8 million in 2011) as well as an increase in the average effective interest rate (to 2.4% in 2012 from 1.8% in 2011) pursuant to the terms of our new $150 million revolving credit agreement that commenced in July, 2011; (ii) interest expense incurred on the combined $29.4 million of third-party debt assumed as part of the acquisitions, as mentioned below, partially offset by; (iii) a decrease in interest expense related to the previously unconsolidated LLCs which are now consolidated in our financial statements, as discussed below. The increased borrowings during 2012, as compared to 2011, were used primarily to: (i) fund the purchases of the six acquired MOBs/clinic during 2011 and the first and fourth quarters of 2012; (ii) fund the fourth quarter of 2011 purchases of the third-party minority ownership interests in various LLCs in which we formerly held noncontrolling majority ownership interests; (iii) fund investments in, and advances to, various LLCs, partially offset by; (iv) our share of the cash proceeds generated during 2011 and 2012 in connection with the sale of MOBs by various LLCs in which we formerly held noncontrolling majority ownership interests, as discussed herein.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $12.9 million and $11.5 million (As Adjusted basis), for 2012 and 2011, respectively. The increase in other operating expenses during 2012 as compared to 2011, is primarily attributable to the expenses related to the five MOBs/clinic acquired during 2011 and first quarter of 2012, as previously discussed. A large portion of the expenses associated with our consolidated medical office buildings is passed on to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included in tenant reimbursements and other revenue in our condensed consolidated statements of income.

During 2012, we had a total of 91 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $23 per square foot during 2012. The weighted-average leasing commissions on the new and renewed leases commencing during 2012 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2012 was approximately 3% of the future aggregate base rental revenue over the lease terms. Tenant concessions were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2012, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1%. Rental rates on new leases were excluded from the above-mentioned market rates to expired lease rates calculation since a significant portion of the new leases occurred at then newly constructed MOBs which are leasing unoccupied space at generally fixed rental rates.

Below is a reconciliation of our reported net income to FFO and AFFO for 2012 and 2011 (in thousands):

	2012	2011
Net income	$19,477	$73,794
Depreciation and amortization expense on real property/intangibles of consolidated investments	20,030	7,173
Depreciation and amortization expense on real property/intangibles of unconsolidated affiliates	3,293	10,558
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	(28,576)
Gain (net of related transaction costs) on divestitures of properties owned by unconsolidated LLCs	(8,520)	(35,835)
Provision for asset impairment	—	5,354

Funds From Operations	34,280	32,468
Transaction costs	680	518

Adjusted Funds From Operations	$34,960	$32,986

Our FFO increased $1.8 million to $34.3 million during 2012 as compared to $32.5 million during 2011. The increase was primarily due to: (i) an unfavorable change of $54.3 million resulting from the decrease in net income, as discussed above; (ii) a favorable change of $28.6 million from the 2011 gain on purchase of minority interests in majority-owned LLCs; (iii) plus a $5.6 million increase in the add-back of depreciation and amortization expense (including consolidated investments and unconsolidated affiliates); (iv) a favorable change of $27.3 million in gains recorded on divestiture of properties owned by an unconsolidated LLCs., and; (v) an unfavorable change of $5.4 million from the provision for asset impairment add-back during 2011.

Our AFFO increased $2.0 million to $35.0 million during 2012 as compared to $33.0 million during 2011. The increase in AFFO during 2012, as compared to 2011, was attributable to: (i) the above-mentioned $1.8 million increase in FFO, plus; (ii) the $200,000 increase in the add-back of the transaction costs incurred during each period.

Summary of Acquisitions, Divestitures and Purchases of Third-Party Minority Ownership Interests completed during 2012 and 2011:

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

Name of LLC:	Property owned by LLC:	City	State	Our previous ownership %	Minority ownership % purchased
653 Town Center Investments	Summerlin Hospital MOB I	Las Vegas	NV	95%	5%
653 Town Center Phase II	Summerlin Hospital MOB II	Las Vegas	NV	98%	2%
Auburn Medical Properties II	Auburn Medical Office Building II	Auburn	WA	95%	5%
ApaMed Properties	Apache Junction Medical Plaza	Apache J.	AZ	85%	15%
Banburry Medical Properties	Summerlin Hospital MOB III	Las Vegas	NV	95%	5%
BRB/E Building One	BRB Medical Office Building	Kingwood	TX	95%	5%
Centennial Medical Properties	Centennial Hills Medical Office Bldg. I	Las Vegas	NV	95%	5%
DesMed	Desert Springs Medical Plaza	Las Vegas	NV	99%	1%
Gold Shadow Properties	700 Shadow Lane & Goldring MOBs	Las Vegas	NV	98%	2%
Spring Valley Medical Properties	Spring Valley Medical Office Building	Las Vegas	NV	95%	5%
Spring Valley Medical Properties II	Spring Valley Medical Office Building II	Las Vegas	NV	95%	5%

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

Liquidity and Capital Resources

Year ended December 31, 2013 as compared to December 31, 2012:

Net cash provided by operating activities

Net cash provided by operating activities was $31.3 million during 2013 as compared to $30.8 million during 2012. The $511,000 increase was attributable to:

•

a favorable change of $1.1 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted stock-based compensation and net gains on divestiture of properties owned by unconsolidated LLCs), as discussed above in Results of Operations;

•	a favorable change of $116,000 in rent receivable;

•	an unfavorable change of $191,000 in tenant reserves, escrows, deposits and prepaid rents, and;

•	other combined net unfavorable changes of $526,000, resulting primarily from an increase in leasing commissions paid during 2013, as compared to 2012.

Net cash used in investing activities

Net cash used in investing activities was $13.5 million during 2013 as compared to $8.6 million during 2012.

2013:

During 2013, we used $13.5 million of net cash in investing activities as follows:

•	We spent $3.0 million to fund equity investments in unconsolidated LLCs;

•	We spent $4.6 million in advances in the form of member loans to unconsolidated LLCs;

•	We spent $3.4 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	We spent $4.7 million to acquire the real estate assets of two medical office buildings;

•	We funded $150,000 consisting of a deposit on real estate assets related to the acquisition of two medical office buildings that we purchased during the first quarter of 2014;

•	We received $2.3 million of cash in excess of income related to our unconsolidated LLCs ($4.4 million of cash distributions received less $2.1 million of equity in income of unconsolidated LLCs);

•	We received $114,000 in repayments of advances previously made to an unconsolidated LLC.

Additionally, the cash balance reflected on our Consolidated Balance Sheet as of December 31, 2013, was reduced by $141,000 resulting from the deconsolidation of the Palmdale Medical Plaza on July 1, 2013. This amount represents the cash balance of the entity as of the date of deconsolidation.

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

•	We spent $4.0 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	We spent $16.9 million (net of certain acquired liabilities, third-part debt and prepaid deposits) to acquire the real estate assets of two medical office buildings;

•	We spent $711,000 on payments made in settlement of assumed liabilities related to the acquired properties;

•	We received $8.6 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.0 million from the LLC that owned the Centinela Medical Building in which we had a 90% non-controlling equity interest (this property was divested during the fourth quarter of 2012), and;

•	$600,000 from various other LLCs in which we own non-controlling equity interests.

•	We received $3.2 million of cash in excess of income related to our unconsolidated LLCs ($5.6 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs);

•	We received $12.2 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by two unconsolidated LLCs, and;

•	We received $100,000 of refunded real estate deposits.

Net cash used in financing activities

Net cash used in financing activities was $17.5 million during 2013 as compared to $30.8 million during 2012.

The $17.5 million of net cash used in financing activities during 2013 consisted of: (i) generated $12.0 million of additional net borrowings on our revolving line of credit; (ii) generated $11.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us; (iii) generated $5.8 million of net cash from the issuance of shares of beneficial interest, $5.5 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $250,000 of which was related to our dividend reinvestment program; (iv) paid $31.8 million of dividends; (v) paid $14.4 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the first quarter of 2013, resulting in the above-mentioned $11.2 million of mortgage proceeds to us); (vi) paid $101,000 as partial settlement of accrued dividend equivalent rights, and; (vii) paid $95,000 of financing costs on mortgage and other notes payable.

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. Pursuant to this ATM program, we issued 154,713 shares at an average price of $41.71 per share, which generated approximately $6.0 million of net cash proceeds or receivables (net of approximately $424,000, consisting of compensation of approximately $161,000 to Merrill Lynch, as well as approximately $263,000 of other various fees and expenses). Since inception of this program, we have issued 154,713 shares at an average price of $41.71.

The $30.8 million of net cash used in financing activities during 2012 consisted of: (i) generated $4.6 million from additional net borrowings on our revolving line of credit; (ii) generated $14.0 million of proceeds related to two new mortgage notes payable that are non-recourse to us; (iii) generated $350,000 of net cash from the issuance of shares of beneficial interest; (iv) paid $31.2 million of dividends; (v) paid $18.1 million on mortgage and other notes payable that are non-recourse to us (including the pay-offs of two mortgage notes payable that were refinanced during the second and fourth quarters of 2012, resulting in the $14.0 million of proceeds, as mentioned above, as well as a $600,000 mortgage principal pay-down); (vi) paid $384,000 of financing costs on mortgage and other notes payable, and; (vii) paid $106,000 as partial settlement of accrued dividend equivalent rights.

Year ended December 31, 2012 as compared to December 31, 2011:

Net cash provided by operating activities

Net cash provided by operating activities was $30.8 million during 2012 as compared to $21.4 million during 2011. The $9.4 million increase was attributable to:

•

a favorable change of $9.4 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, provision for asset impairment, restricted stock-based compensation, net gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, and net gains on divestiture of properties owned by unconsolidated LLCs), as discussed above in Results of Operations;

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

Net cash used in investing activities

Net cash used in investing activities was $8.6 million during 2012 as compared to $3.3 million during 2011. The factors contributing to the $8.6 million of net cash used in investing activities during 2012 are detailed above.

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

•	We spent $776,000 on additions to real estate investments primarily for tenant improvements at various MOBs;

•	We funded $634,000 consisting of deposits on real estate assets related to the acquisition of a medical clinic that we purchased during the first quarter of 2012;

•	We spent $39.6 million to acquire the real estate assets of four medical office buildings;

•	We spent $621,000 on payments made in settlement of assumed liabilities related to the acquired properties;

•	We spent $4.4 million to acquire the minority interests in majority-owned LLCs;

•	We received $8.7 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$6.2 million from an LLC that owns the Rosenberg Children’s Medical Plaza (amounts advanced previously in 2011) in which we have an 85% non-controlling equity interest;

•	$2.0 million from an LLC that owned the Desert Samaritan Hospital MOBs, in which we had a 76% non-controlling equity interest (this property was divested during the fourth quarter of 2011), and;

•	$500,000 from various other LLCs in which we own or owned non-controlling equity interests.

•	We received $5.2 million of cash in excess of income related to our unconsolidated LLCs ($8.3 million of cash distributions received less $3.1 million of equity in income of unconsolidated LLCs);

•	We received $2.1 million of cash in connection with refinancing of third-party debt by the LLC that owns the Rosenberg Children’s Medical Plaza in which we have an 85% non-controlling equity interest;

•	We received $4.0 million of cash in connection with the repayment of an advance previously made to a third-party partner, and;

•	We received $33.8 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by unconsolidated LLCs, as discussed above.

Additionally, the cash balance reflected on our Consolidated Balance Sheet as of December 31, 2011 was increased by an aggregate $4.2 million resulting from the consolidation of LLCs in which we purchased third-party minority ownership interests in noncontrolled, majority-owned LLCs.

Net cash used in financing activities

Net cash used in financing activities was $30.8 million during 2012 as compared to $7.4 million during 2011. The factors contributing to the $30.8 million of net cash used in financing activities during 2012 are detailed above.

The $7.4 million of net cash used in financing activities during 2011 consisted of: (i) generated $24.6 million of additional net borrowings on our revolving line of credit; (ii) generated $244,000 of net cash from the issuance of shares of beneficial interest; (iii) paid $30.7 million of dividends; (iv) paid $291,000 on mortgage and other notes payable that are non-recourse to us; (v) paid $1.1 million of financing costs related to a $150 million revolving credit agreement, executed in July, 2011, and; (vi) paid $162,000 as settlement of accrued dividend equivalent rights.

Additional cash flow and dividends paid information for 2013, 2012 and 2011:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $31.3 million during 2013, $30.8 million during 2012 and $21.4 million during 2011. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, amortization on debt premium, restricted stock-based compensation expense and provision for asset impairment, as well as the gains recorded during 2012 and 2011, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $2.3 million during 2013, $3.2 million during 2012 and $5.2 million during 2011, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $33.6 million during 2013, $34.0 million during 2012 and $26.6 million during 2011 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $31.8 million during 2013, $31.2 million during 2012 and $30.7 million during 2011. During 2013, the $33.6 million of net cash generated related to the operating activities of our properties exceeded the $31.8 million of dividends paid by approximately $1.9 million. During 2012, the $34.0 million of net cash generated related to the operating activities of our properties exceeded the $31.2 million of dividends paid by approximately $2.8 million. During 2011, the $26.6 million of net cash generated related to operating activities of our properties was approximately $4.1 million less than the $30.7 million of dividends paid during 2011. The shortfall experienced during 2011 was attributable to the debt repayments and capital expenditures made by the unconsolidated LLCs during the year as well as operating factors as discussed above in Results of Operations.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($114,000 in 2013, $8.6 million in 2012 and $8.7 million in 2011); (ii) cash distributions of refinancing proceeds from LLCs of $2.1 million in 2011; (iii) net borrowings on our revolving credit agreement ($12.0 million during 2013, $4.6 million during 2012 and $23.5 million during 2011 net of $1.1 million of financing costs); (iv) repayment of advance made to third-party partners of $4.0 million during 2011, and; (v) issuance of shares of beneficial interest ($5.8 million during 2013, $350,000 during 2012 and $244,000 during 2011). In addition, during 2012 and 2011, funds were generated from the divestiture of property owned by unconsolidated LLCs, our share of which was $12.2 million and $33.8 million, respectively.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($3.0 million during each of 2013 and 2012 and $3.8 million during 2011); (ii) advances made to LLCs/third-party partners ($4.6 million during 2013, $8.0 million during 2012 and $11.5 million during 2011); (iii) additions to real estate investments and acquisitions of real property ($3.4 million in 2013, $4.0 million in 2012 and $776,000 in 2011); (iv) acquisitions of medical office buildings ($4.7 million in 2013, $16.9 million in 2012 and $39.6 million in 2011); (v) net repayments from mortgage, construction and third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($3.3 million during 2013, $4.5 million during 2012 and $291,000 during 2011); (vi), deposits on real estate assets ($150,000 during 2013 and $634,000 during 2011, related primarily to the acquisitions of an MOB and a medical clinic which were completed in early 2014 and 2012, respectively), and; (vii) payments of assumed liabilities on acquired properties ($711,000 in 2012 and $621,000 in 2011). Additionally, during 2011, we had an additional use of cash consisting of $4.4 million for the purchase of minority interests in majority-owned LLCs, as previously discussed.

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program (which has $43.5 million of gross proceeds remaining for issuance as of December 31, 2013); (ii) borrowings under our $150 million revolving credit facility (which has $47.6 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2013); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2013, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2013, we had $93.7 million of outstanding borrowings and $8.7 million of letters of credit outstanding against our Credit Agreement. We had $47.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2013. There are no compensating balance requirements. The average amounts outstanding under our Credit Agreement were $86.3 million in 2013, $75.4 million in 2012 and $67.8 million in 2011 with corresponding effective interest rates, including commitment fees, of 2.2% in 2013, 2.4% in 2012 and 1.8% in 2011. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $93.7 million at December 31, 2013.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2013
Tangible net worth	$125,000	$144,848
Debt to total capital	< 55%	36.0%
Debt service coverage ratio	> 4.00x	19.1x
Debt to cash flow ratio	< 3.50x	2.21x

We have twelve mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2013, with a combined outstanding balance of $105.5 million. The following table summarizes our outstanding mortgages at December 31, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan(b)	$9,188	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,122	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,347	3.42%	2016
Peace Health fixed rate mortgage loan	21,681	5.64%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,021	5.50%	2017
Auburn Medical II floating rate mortgage loan	7,406	2.92%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,899	6.00%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,938	3.42%	2018
Vibra Hospital of Corpus Christi fixed rate mortgage loan	2,983	6.50%	2019
BRB Medical Office Building fixed rate mortgage loan	6,840	4.27%	2022
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,766	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan	6,262	5.56%	2025

Total	$105,453

(a)	Amortized principal payments are made on a monthly basis.
(b)	In the event we are unable to refinance this loan on acceptable terms upon its scheduled maturity, we will explore other financing alternatives including potentially utilizing funds borrowed under our revolving credit facility to repay all or a portion of the loan.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2013 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term non-recourse debt-fixed(a)(b)	$75,762	$11,042	$8,503	$37,887	$18,330
Long-term non-recourse debt-variable(a)(b)	29,691	852	12,140	16,699	—
Long-term debt-variable(c)	93,700	—	93,700	—	—
Estimated future interest payments on debt outstanding as of December 31, 2013(d)	22,214	6,922	9,329	3,275	2,688
Equity and debt financing commitments(e)	7,499	7,499	—	—	—

Total contractual obligations	$228,866	$26,315	$123,672	$57,861	$21,018

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)	Consists of non-recourse debt with a fair value of approximately $106.4 million as of December 31, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $80.1 million of combined third-party debt outstanding as of December 31, 2013, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)	Consists of $93.7 million of borrowings outstanding as of December 31, 2013 under the terms of our $150 million Credit Agreement which matures on July 24, 2015. The amount outstanding approximates fair value as of December 31, 2013.
(d)	Assumes that all debt outstanding as of December 31, 2013, including borrowings under the Credit Agreement, and the twelve loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2013. We have the right to repay borrowings under the Credit Agreement and term loans at any time during the terms of the agreements, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)	As of December 31, 2013, we have equity investment and debt financing commitments remaining in connection with our investments in various LLCs. As of December 31, 2013, we had outstanding letters of credit which secured the majority of these equity and debt financing commitments. The $47.6 million of available borrowing capacity as of December 31, 2013, pursuant to the terms of our Credit Agreement, is net of the standby letters of credit outstanding at that time. Our remaining financing commitments are as follows (in thousands):

Amount
Palmdale Medical Properties	$2,756
Grayson Properties	2,250
FTX MOB Phase II	1,336
Arlington Medical Properties	1,157

Total	$7,499

Off Balance Sheet Arrangements

As of December 31, 2013, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2013 totaled $8.7 million consisting of: (i) $2.2 million related to Centennial Hills Medical Properties; (ii) $2.2 million related to Grayson Properties: (iii) $1.3 million related to Palmdale Medical Properties; (iv) $1.3 million related to Banburry Medical Properties; (v) $1.2 million related to FTX MOB Phase II; and (vi) $478,000 related to Arlington Medical Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2013, 2012, and 2011, we had no material outstanding interest rate swap agreements.

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. Subsequent to the end of 2013, during the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. The caps expire on January 13, 2017.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $200 million. The difference between actual amounts outstanding and fair value is approximately $941,000.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2013. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$11,042	$6,665	$1,838	$36,886	$1,001	$18,330	$75,762
Average interest rates	5.6%	5.4%	5.5%	5.1%	5.0%	4.9%	5.2%
Variable rate:
Debt(b)	$852	$94,580	$11,260	$7,028	$9,671	$—	$123,391
Average interest rates	2.4%	2.5%	3.3%	3.5%	3.4%	—	3.0%
Interest rate caps:
Notional amount(c)	$—	$—	$—	$30,000	$—	$—	$30,000
Interest rates				1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $29.7 million of non-recourse mortgage notes payable and of $93.7 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.
(c)	Includes two interest rate cap agreements entered into during the first quarter of 2014 on a total notional amount of $20 million, as discussed above.

As calculated based upon our variable rate debt outstanding as of December 31, 2013 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our net income by approximately $1.8 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework (1992), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 7, 2014

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

3.4 Amendment to the bylaws, effective as of September 6, 2013, previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K dated September 6, 2013, is incorporated herein by reference.

10.1 Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.2 Agreement dated December 6, 2013, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

10.9 Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement on Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

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

10.14 ATM Equity OfferingSM Sales Agreement, dated November 8, 2013, among the Trust, UHS of Delaware, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed as Exhibit 1.1 to the Trust’s Current Report on Form 8-K dated November 8, 2013, is incorporated herein by reference.

11 Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21 Subsidiaries of Registrant, filed herewith.

23.1 Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1 Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2 Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1 Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS XBRL Instance Document, filed herewith.

101.SCH XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

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

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2014

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 7, 2014

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 7, 2014

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 7, 2014

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Trustee	March 7, 2014

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 7, 2014

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III real estate and accumulated depreciation when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 7, 2014

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2013	December 31, 2012
Assets:
Real Estate Investments:
Buildings and improvements	$368,295	$374,416
Accumulated depreciation	(97,921)	(87,088)

	270,374	287,328
Land	27,374	27,058

Net Real Estate Investments	297,748	314,386

Investments in and advances to limited liability companies (“LLCs”)	39,201	28,636
Other Assets:
Cash and cash equivalents	3,337	3,048
Base and bonus rent receivable from UHS	2,053	2,041
Rent receivable—other	3,310	2,783
Intangible assets (net of accumulated amortization of $13.7 million and $8.2 million at December 31, 2013 and December 31, 2012, respectively)	20,782	26,293
Deferred charges, goodwill and other assets, net	6,714	5,851

Total Assets	$373,145	$383,038

Liabilities:
Line of credit borrowings	$93,700	$81,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $834,000 and $1.3 million at December 31, 2013 and December 31, 2012, respectively)	106,287	116,186
Accrued interest	491	539
Accrued expenses and other liabilities	5,156	4,920
Tenant reserves, escrows, deposits and prepaid rents	1,881	1,898

Total Liabilities	207,515	205,293

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	0	0
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2013—12,858,643 2012 -12,688,998	128	127
Capital in excess of par value	220,691	214,094
Cumulative net income	480,044	466,875
Cumulative dividends	(535,176)	(503,425)
Accumulated other comprehensive loss	(57)	0

Total Universal Health Realty Income Trust Shareholders’ Equity	165,630	177,671
Non-controlling equity interest	0	74

Total Equity	165,630	177,745

Total Liabilities and Equity	$373,145	$383,038

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues:
Base rental—UHS facilities	$14,773	$15,438	$13,150
Base rental—Non-related parties	27,955	27,213	10,392
Bonus rental—UHS facilities	4,260	4,142	4,191
Tenant reimbursements and other—Non-related parties	6,812	6,674	1,654
Tenant reimbursements and other—UHS facilities	480	483	107

	54,280	53,950	29,494

Expenses:
Depreciation and amortization	18,753	20,216	7,306
Advisory fees to UHS	2,369	2,119	2,008
Other operating expenses	14,409	14,575	5,581
Transaction costs	203	680	518
Provision for asset impairment	0	0	5,354

	35,734	37,590	20,767

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains, net	18,546	16,360	8,727
Equity in income of unconsolidated LLCs	2,095	2,365	3,058
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	0	0	28,576
Gain on divestitures of properties owned by unconsolidated LLCs, net	0	8,520	35,835
Interest expense, net	(7,472)	(7,768)	(2,402)

Net income	$13,169	$19,477	$73,794

Basic earnings per share	$1.04	$1.54	$5.84

Diluted earnings per share	$1.04	$1.54	$5.83

Weighted average number of shares outstanding—Basic	12,689	12,661	12,644
Weighted average number of share equivalents	12	8	5

Weighted average number of shares and equivalents outstanding—Diluted	12,701	12,669	12,649

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(amounts in thousands, except per share amounts)

	Common Shares		Capital in excess of par value	Cumulative net income	Cumulative dividends	Accumulated other comprehensive loss	UHT Shareholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Amount
January 1, 2011	12,653	$127	$213,209	$373,604	($441,527)	—	$145,413	$97	$145,510
Shares of Beneficial Interest:
Issued	14	—	238	—	—	—	238	—	238
Partial settlement of dividend equivalent rights	—	—	(162)	—	—	—	(162)	—	(162)
Restricted stock-based compensation expense	—	—	269	—	—	—	269	—	269
Stock-based compensation expense	—	—	12	—	—	—	12	—	12
Dividends ($2.425/share)	—	—	—	—	(30,703)	—	(30,703)	—	(30,703)
Comprehensive income:
Net income	—	—	—	73,794	—	—	73,794	(13)	73,781

January 1, 2012	12,667	127	213,566	447,398	(472,230)	—	188,861	84	188,945
Shares of Beneficial Interest:
Issued	22	—	305	—	—	—	305	—	305
Partial settlement of dividend equivalent rights	—	—	(106)	—	—	—	(106)	—	(106)
Restricted stock-based compensation expense	—	—	329	—	—	—	329	—	329
Dividends ($2.46/share)	—	—	—	—	(31,195)	—	(31,195)	—	(31,195)
Comprehensive income:
Net income	—	—	—	19,477	—	—	19,477	(10)	19,467

January 1, 2013	12,689	127	214,094	466,875	(503,425)	—	177,671	74	177,745
Shares of Beneficial Interest:
Issued	170	1	6,323	—	—	—	6,324	—	6,324
Partial settlement of dividend equivalent rights	—	—	(101)	—	—	—	(101)	—	(101)
Restricted stock-based compensation expense	—	—	375	—	—	—	375	—	375
Dividends ($2.495/share)	—	—	—	—	(31,751)	—	(31,751)	—	(31,751)
Deconsolidation of LLC	—	—	—	—	—	—	—	(74)	(74)
Comprehensive income:
Net income	—	—	—	13,169	—	—	13,169		13,169
Unrealized loss on interest rate cap	—	—	—	—	—	(57)	(57)	—	(57)

Subtotal—comprehensive income				13,169		(57)	13,112	0	13,112

December 31, 2013	12,859	$128	$220,691	$480,044	($535,176)	($57)	$165,630	$0	$165,630

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$13,169	$19,477	$73,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,843	20,216	7,306
Amortization on debt premium	(433)	(657)	(96)
Provision for asset impairment	0	0	5,354
Restricted stock-based compensation expense	375	329	281
Gain on purchase of minority interests in majority-owned LLCs before transaction costs	0	0	(28,877)
Gains on divestiture of properties owned by unconsolidated LLCs before transaction costs	0	(8,520)	(36,300)
Changes in assets and liabilities:
Rent receivable	(746)	(862)	(455)
Accrued expenses and other liabilities	523	278	221
Tenant reserves, escrows, deposits and prepaid rents	16	207	4
Accrued interest	(22)	66	39
Other, net	(431)	249	101

Net cash provided by operating activities	31,294	30,783	21,372

Cash flows from investing activities:
Investments in LLCs	(3,013)	(2,973)	(3,788)
Repayments of advances made to LLCs	114	8,551	8,718
Advances made to LLCs	(4,580)	(8,000)	(11,541)
Cash distributions in excess of income from LLCs	2,346	3,169	5,260
Cash distributions of refinancing proceeds from LLCs	0	0	2,111
Repayment of advance made to third-party partners	0	0	3,967
Additions to real estate investments	(3,415)	(3,985)	(776)
Deposits on real estate assets	(150)	100	(634)
Net cash paid for acquisition of medical office buildings	(4,675)	(16,891)	(39,578)
Payment of assumed liabilities on acquired properties	0	(711)	(621)
Cash paid to acquire minority interests in majority-owned LLCs	0	0	(4,408)
Cash proceeds received from divestiture of property owned by unconsolidated LLCs, net	0	12,175	33,836
Increase in cash and cash equivalents due to recording of LLCs on a consolidated basis	0	0	4,170
Decrease in cash and cash equivalents due to deconsolidation of LLCs	(141)	0	0

Net cash used in investing activities	(13,514)	(8,565)	(3,284)

Cash flows from financing activities:
Net borrowings on line of credit	11,950	4,600	24,550
Proceeds from mortgages and other notes payable	11,150	14,000	0
Repayments of mortgages and other notes payable	(14,401)	(18,084)	(291)
Financing costs paid, new Revolving Credit Facility	0	0	(1,064)
Financing costs paid on mortgage and other notes payable	(95)	(384)	0
Dividends paid	(31,751)	(31,195)	(30,703)
Partial settlement of dividends equivalent rights	(101)	(106)	(162)
Issuance of shares of beneficial interest, net	5,757	350	244

Net cash used in financing activities	(17,491)	(30,819)	(7,426)

Increase/(decrease) in cash and cash equivalents	289	(8,601)	10,662
Cash and cash equivalents, beginning of period	3,048	11,649	987

Cash and cash equivalents, end of period	$3,337	$3,048	$11,649

Supplemental disclosures of cash flow information:
Interest paid	$7,517	$7,994	$2,216

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$0	$22,441	$6,999

Deconsolidation (2013) and consolidation (2011) of LLCs:
Net real estate investments	$11,597	$0	$133,080
Cash and cash equivalents	141	0	4,170
Intangible assets	0	0	20,890
Rent receivable—other	207	0	687
Other assets	135	0	2,944
Mortgage and note payable, non-recourse to us	(6,215)	0	(76,111)
Other liabilities	(368)	0	(3,025)
Third-party equity interests	(54)	0	0
Gain on purchase of minority interests in majoriyt-owned LLCs	0	0	(28,877)

Investment in LLCs	$5,443	$0	($53,758)

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings. As of February 28, 2014, we have fifty-eight real estate investments or commitments located in sixteen states consisting of:

•	seven hospital facilities including three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	forty-seven medical office buildings, including eleven owned by unconsolidated limited liability companies (“LLCs”), and;

•	four preschool and childcare centers.

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

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Intangible assets include the value of in-place leases, above market leases and leasehold interest in land at the time of acquisition. Substantially all of our intangible assets consist of the value of in-place leases at December 31, 2013, and will be amortized over the remaining lease terms (aggregate weighted average of 3.5 years) and will result in an estimated aggregate amortization expense of $4.6 million, $3.9 million, $3.4 million $2.9 million and $1.7 million for 2014, 2015, 2016, 2017 and 2018, respectively. Amortization expense on intangible values of in place leases was $6.0 million for the year ended December 31, 2013, $7.8 million for the year ended December 31, 2012 and $836,000 for the year ended December 31, 2011. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $12.5 million for the year ended December 31, 2013, $12.2 million for the year ended December 31, 2012 and $6.3 million for the year ended December 31, 2011.

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

At December 31, 2013, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings (including Palmdale Medical Properties, LLC and Sparks Medical Properties, LLC which, as discussed below, we purchased the minority ownership interests effective January 1, 2014 and now hold 100% of the ownership interests of these entities). As of December 31, 2013, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As discussed below, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

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

Palmdale Medical Properties had a master lease with a subsidiary of UHS through June 30, 2013. Additionally, UHS of Delaware, a wholly-owned subsidiary of UHS, serves as advisor to us under the terms of an advisory agreement and manages our day-to-day affairs. All of our officers are officers or employees of UHS (through UHS of Delaware, Inc.). As a result of our related-party relationship with UHS and the master lease, lease assurance or lease guarantee arrangements with subsidiaries of UHS, we have accounted for this LLC on a consolidated basis, since its inception in the fourth quarter of 2007 through June 30, 2013, since it was a variable interest entity and we were deemed to be the primary beneficiary. As of July 1, 2013, the master lease expired and this LLC is no longer considered a variable interest entity and we therefore began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013. The expiration of the master lease and related deconsolidation did not have a material impact on our net income and funds from operations during the second half of 2013.

As a result of master lease arrangements between UHS and various LLCs in which we hold or held majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

Effective January 1, 2014, we purchased the third-party minority ownership interests in two LLCs (Palmdale Medical Properties and Sparks Medical Properties) in which we formerly held non-controlling majority ownership interest. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs and will begin accounting for them on a consolidated basis effective January 1, 2014. Each of the property’s assets and liabilities will be recorded at their fair values (see Note 3 to the consolidated financial statements for additional disclosure). We do not expect these transactions or the expected related aggregate gain (to be recorded during the first quarter of 2014) to have a material impact on our future results of operations.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $382 million and $256 million, respectively, at December 31, 2013.

Stock-Based Compensation

We expense the grant-date fair value of stock options and restricted stock awards over the vesting period. We recognize the grant-date fair value of stock options and other equity-based compensation and account for these transactions using the fair-value based method. We use the Black-Scholes model as our option pricing model for determining the grant-date fair value of our stock options.

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

New Accounting Standards

Except as noted below, there were no new accounting pronouncements during 2013 that impacted, or are expected to impact, us.

In February, 2013, the Financial Accounting Standards Board issued an Accounting Standards Update on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance, which is effective for fiscal years beginning after December 31, 2012, required companies to provide information about amounts reclassified out of accumulated other comprehensive income by component (the respective line items of the income statement). The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance allowing the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and the LIBOR. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges. The guidance became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and did not have a material impact in the consolidated financial results.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 41% of our total revenue for the five years ended December 31, 2013 (approximately 30% for each of the years ended December 31, 2013 and 2012, and 55% for the year ended December 31, 2011). The decrease during 2013 and 2012 as compared to 2011 is due primarily to the December, 2011 purchase of the third-party minority ownership interests in eleven LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at that time) and various acquisitions of medical office buildings (“MOBs”) and clinics completed during 2011 and the first quarter of 2012. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2013 (approximately 22% for the year ended December 31, 2013, 21% for the year ended December 31, 2012 and 19% for the year ended December 31, 2011). In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. The Bridgeway’s lease term is scheduled to end in December, 2014. We can provide no assurance that this lease will be renewed at the fair market value lease rate.

As discussed above, Palmdale Medical Plaza, which is located in Palmdale, California, on the campus of a UHS hospital, had a master lease commitment by a wholly-owned subsidiary of UHS which expired on June 30, 2013. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. The LLC that owns this MOB was deemed to be a variable interest entity during the term of the master lease and was therefore consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.

Effective January 1, 2014, we purchased the third-party minority ownership interests in two LLCs (Palmdale Medical Properties and Sparks Medical Properties) in which we formerly held non-controlling majority ownership interest. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs (which own MOBs) and will begin accounting for them on a consolidated basis effective January 1, 2014.

We have funded $2.1 million in equity as of December 31, 2013, and are committed to fund an additional $2.3 million, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.5 million, which is non-recourse to us, outstanding as of December 31, 2013. As this LLC is not considered to be a variable interest entity and does not meet the other criteria requiring consolidation of an investment, it is accounted for pursuant to the equity method.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2013, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2014 pursuant to the same terms as the Advisory Agreement in place during 2013. In December of 2012, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the 2013 advisory fee, as compared to the 2012 advisory fee, was increased to 0.70% (from 0.65%) of our average invested real estate assets, as derived from our consolidated balance sheet.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2013, 2012 or 2011 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.4 million during 2013, $2.1 million during 2012 and $2.0 million during 2011 and were based upon average invested real estate assets of $338 million, $326 million and $309 million during 2013, 2012 and 2011, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2013 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2013 and 2012, UHS owned 6.1% and 6.2%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 30% of our consolidated revenues for each of the years ended December 31, 2013 and 2012, and 55% of our consolidated revenues for the year ended December 31, 2011, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3)	ACQUISITIONS AND DISPOSITIONS

2014:

Acquisitions:

In January, 2014, we purchased the following in a single transaction:

•	The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and;

•	The Northwest Medical Center at Sugar Creek – a 16,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

The aggregate purchase price for these MOBs was approximately $7.2 million. The net tangible and intangible property preliminary asset allocation of the total purchase price will be recorded during the first quarter of 2014, subject to a third-party fair market valuation.

Additionally, effective January 1, 2014, we purchased the minority ownership interests held by third-party members in two LLCs in which we previously held noncontrolling majority ownership interests (Palmdale Medical Properties and Sparks Medical Properties). As a result of these minority ownership purchases, we now own 100% of each of these LLCs and will begin accounting for each on a consolidated basis effective January 1, 2014. The aggregate cash payment made by us during the first quarter of 2014 in connection with the purchase of these minority ownership interests was approximately $170,000. Each of the property’s assets and liabilities will be recorded at their estimated fair values during the first quarter of 2014. We do not expect these transactions, or the expected related aggregate gain (to be recorded during the first quarter of 2014), to have a material impact on our future results of operations.

2013:

Acquisition:

In August, 2013, we purchased the Ward Eagle Office Village located in Farmington Hills, Michigan. This multi-tenant MOB, which was purchased for approximately $4.1 million, consists of approximately 16,300 rentable square feet.

In June, 2013, we purchased the 5004 Poole Road MOB, located in Denison, Texas, on the campus of Texoma Medical Center, a wholly-owned subsidiary of UHS. This single-tenant MOB, which was purchased for approximately $625,000, consists of approximately 4,400 rentable square feet and is located adjacent to our Texoma Medical Plaza MOB.

The aggregate purchase price of approximately $4.7 million for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets, based on their respective fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at Ward Eagle Office Village at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.8 years.

Land	$316
Buildings and improvements	3,749
Intangible assets	610
Other assets	21
Liabilities (real property and operating)	(11)

Net cash paid	$4,685

The Ward Eagle Office Village acquisition was valued utilizing the income capitalization approach. The calculated fair value, utilizing the income capitalization approach, is based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property’s continued cash flow analysis were also utilized in estimating the fair value of the property, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

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

There were no divestitures during 2013.

2012:

Acquisitions and New Construction:

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

The aggregate purchase price of $40.0 million for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the time of acquisition which are being amortized over the then average remaining lease term of approximately 7.0 years (aggregate weighted average of 4.9 years at December 31, 2013).

Land	$1,900
Buildings and improvements	32,090
Intangible assets	6,020
Other assets	799
Liabilities (real property and operating)	(144)
Deposit paid in 2011	(534)
Debt (including fair value adjustment of $799)	(23,240)

Net cash paid	$16,891

The 2012 acquisitions were both valued utilizing the income capitalization approach as well as the sales comparison approach for valuing the land at the PeaceHealth Medical Clinic. The calculated fair values, utilizing the income capitalization approach, are based upon the basis of capitalization of the net estimated earnings expectancy of the properties, assuming continued use similar to the existing use of the acquired property’s continued cash flow analysis were also utilized in estimating the fair values of the properties, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

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

For these MOBs acquired during 2012, we recorded aggregate revenue of $2.7 million and net income of approximately $232,000 (excluding transaction expenses of $680,000) during 2012.

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

Name of LLC:	Property owned by LLC:	City	State	Trust’s previous ownership %	Minority ownership % purchased
653 Town Center Investments	Summerlin Hospital MOB I(1)	Las Vegas	NV	95%	5%
653 Town Center Phase II	Summerlin Hospital MOB II(1)	Las Vegas	NV	98%	2%
Auburn Medical Properties II	Auburn Medical Office Building II(1)	Auburn	WA	95%	5%
ApaMed Properties	Apache Junction Medical Plaza	Apache J.	AZ	85%	15%
Banburry Medical Properties	Summerlin Hospital MOB III(1)	Las Vegas	NV	95%	5%

Name of LLC:	Property owned by LLC:	City	State	Trust’s previous ownership %	Minority ownership % purchased
BRB/E Building One	BRB Medical Office Building	Kingwood	TX	95%	5%
Centennial Medical Properties	Centennial Hills Medical Office Bldg. I(1)	Las Vegas	NV	95%	5%
DesMed	Desert Springs Medical Plaza(1)	Las Vegas	NV	99%	1%
Gold Shadow Properties	700 Shadow Lane & Goldring MOBs(1)	Las Vegas	NV	98%	2%
Spring Valley Medical Properties	Spring Valley Medical Office Building	Las Vegas	NV	95%	5%
Spring Valley Medical Properties II	Spring Valley Medical Office Building II	Las Vegas	NV	95%	5%

(1)	Tenants of this medical office building include subsidiaries of UHS.

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

As of December 31, 2013, our net intangible assets total $20.8 million (net of $13.7 million accumulated amortization) and substantially all of the amount is related to acquired, in-place leases which have a weighted average remaining amortization period of 3.5 years.

(4) LEASES

All of our leases are classified as operating leases with initial terms typically ranging from 3 to 15 years with up to five additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent, are as follows (amounts in thousands):

2014	$42,692
2015	39,631
2016	36,769
2017	21,519
2018	18,860
Thereafter	46,589

Total minimum base rents	$206,060

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

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2013, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2013, we had $93.7 million of outstanding borrowings and $8.7 million of letters of credit outstanding against our revolving credit agreement. We had $47.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2013. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $86.3 million in 2013, $75.4 million in 2012 and $67.8 million in 2011 with corresponding effective interest rates, including commitment fees, of 2.2% in 2013, 2.4% in 2012 and 1.8% in 2011. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $93.7 million at December 31, 2013.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2013. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2013
Tangible net worth	$125,000	$144,848
Debt to total capital	< 55%	36.0%
Debt service coverage ratio	> 4.00x	19.1x
Debt to cash flow ratio	< 3.50x	2.21x

We have twelve mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2013, with a combined outstanding balance of $105.5 million (excluding net debt premium, resulting from fair value recognition of third-party debt of $834,000 at December 31, 2013). The following table summarizes our outstanding mortgages, excluding net debt premium, at December 31, 2013 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan (b)	$9,188	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,122	5.50%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,347	3.42%	2016
Peace Health fixed rate mortgage loan	21,681	5.64%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	12,021	5.50%	2017
Auburn Medical II floating rate mortgage loan	7,406	2.92%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,899	6.00%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,938	3.42%	2018
Vibra Hospital of Corpus Christi fixed rate mortgage loan	2,983	6.50%	2019
BRB Medical Office Building fixed rate mortgage loan	6,840	4.27%	2022
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,766	4.54%	2022
Tuscan Professional Building fixed rate mortgage loan	6,262	5.56%	2025

Total	$105,453

(a)	Amortized principal payments are made on a monthly basis.
(b)	In the event we are unable to refinance this loan on acceptable terms upon its scheduled maturity, we will explore other financing alternatives including potentially utilizing funds borrowed under our revolving credit facility to repay all or a portion of the loan.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $106.4 million as of December 31, 2013. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2013, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2014	$11,894
2015(a)	101,245
2016	13,098
2017	43,914
2018	10,672
Later	18,330

Total	$199,153

(a)	Includes repayment of $93.7 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.

(6)	DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends of $2.495 per share were declared and paid in 2013, of which $1.96 per share was ordinary income and $.535 per share was a return of capital distribution. Dividends of $2.46 per share were declared and paid in 2012, of which $1.294 per share was ordinary income and $1.166 per share was total capital gain (total capital gain amount consists of Unrecaptured Section 1250 gain of $.281 per share and 15% rate gain of $.885 per share). Dividends of $2.425 per share were declared and paid in 2011, of which $1.234 per share was ordinary income and $1.191 per share was total capital gain (total capital gain amount consists of Unrecaptured Section 1250 gain of $.716 per share and 15% rate gain of $.475 per share).

During the fourth quarter of 2013, we entered into an ATM Equity Offering Sales Agreement (“Sales Agreement”) with Merrill Lynch, Pierce, Fenner and Smith Incorporated (“Merrill Lynch”), under which we may offer and sell our common shares of beneficial interest, up to an aggregate sales price of $50 million. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in November, 2012, under which we can offer up to $50 million of our securities pursuant to supplemental prospectuses which we may file from time to time.

Pursuant to this ATM Program, we issued 154,713 shares at an average price of $41.71 per share during the three-month period ended December 31, 2013, which generated approximately $6.0 million of net cash proceeds, (net of approximately $424,000 consisting of compensation of approximately $161,000 to Merrill Lynch as well as approximately $263,000 of other various fees and expenses), which includes approximately $592,000 of net proceeds receivable at December 31, 2013, which were received by us in January, 2014. The net proceeds receivable is a non-cash item, as presented on the Consolidated Statements of Cash Flows at December 31, 2013.

(7)	INCENTIVE PLANS

We expense the grant-date fair value of stock options and restricted stock awards under the straight-line method over the stated vesting period of the award. We use the Black-Scholes option pricing model for determining the grant-date fair value of our stock options. All of our outstanding stock options have been fully expensed as of December 31, 2011.

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 47,975 shares, net of cancellations, have been issued pursuant to the terms of this plan, 28,870 of which have vested as of

December 31, 2013. At December 31, 2013 there are 27,025 shares remaining for issuance under the terms of the 2007 Plan.

During 2013, there were 8,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.54 per share ($380,104 in the aggregate). These restricted shares are scheduled to vest in June of 2015 (the second anniversary of the date of grant).

During 2012, there were 10,375 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $39.05 per share ($405,144 in the aggregate). These restricted shares are scheduled to vest in June of 2014 (the second anniversary of the date of grant). Included the restricted stock issuances during 2012 were one-time special compensation awards made to our executive officers in recognition of their efforts and contributions in connection with various acquisitions, divestitures and purchases of third-party minority interests in certain majority-owned LLCs as completed at various times during 2011 and the first quarter of 2012.

During 2011, there were 7,395 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $41.90 per share ($309,850 in the aggregate). These restricted shares vested during 2013.

In connection with these grants, we recorded compensation expense of approximately $375,000, $329,000 and $216,000 during 2013, 2012 and 2011, respectively. The remaining expenses associated with these grants is approximately $354,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2013.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. We recorded expenses relating to the dividend equivalent rights of approximately $19,000 in 2013 and $18,000 in each of 2012 and 2011. As of December 31, 2013, there were 40,000 options outstanding and exercisable under the 1997 Plan with an average exercise price of $35.65 per share.

There were no compensation costs recognized during 2013 and 2012, and $12,000 of compensation costs during 2011, related to outstanding stock options and DERs that were granted or have vestings after January 1, 2006. As of December 31, 2011, all of the outstanding stock options and DERs were fully vested and fully expensed. The outstanding stock options have a remaining weighted average life of 2.5 years at December 31, 2013.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain recent changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. Dividend equivalent rights with respect to 40,000 shares were outstanding at December 31, 2013. Dividend equivalent rights with respect to 43,000 shares were outstanding at December 31, 2012. Dividend equivalent rights with respect to 51,000 shares were outstanding at December 31, 2011. In December of 2013, 2012 and 2011, dividend equivalent rights which were vested and accrued as of each respective date, were paid to officers and Trustees of the Trust amounting to $106,000, $116,000 and $178,000, respectively.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2011	51,000	$33.89	$36.53/$26.09
Exercised	—	—	—

Balance, January 1, 2012	51,000	$33.89	$36.53/$26.09
Exercised	8,000	26.76	$27.65/$26.09

Balance, January 1, 2013	43,000	$35.22	$36.53/$29.44
Exercised	3,000	29.44	$29.44/$29.44

Outstanding options vested and exercisable as of December 31, 2013	40,000	$35.65	$36.53/$30.06

During 2013, there were 3,000 stock options exercised with a total in-the-money value of $46,290. During 2012, there were 8,000 stock options exercised with a total in-the-money value of $148,930. There were no stock options exercised during 2011.

There were no unvested options as of December 31, 2013.

The following table provides information about options outstanding and exercisable options at December 31, 2013:

Options Outstanding and Exercisable
Number	40,000
Weighted average exercise price	$35.65
Aggregate intrinsic value	$176,240
Weighted average remaining contractual life	2.5

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable options at December 31, 2013 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
$30.06 -$34.07	4,000	$33.07	1.0
$34.90 -$34.90	13,000	34.90	1.7
$36.53 -$36.53	23,000	36.53	3.2

Total	40,000	$35.65	2.5

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

As of December 31, 2013, we have non-controlling equity investments or commitments in thirteen LLCs which own medical office buildings. As of December 31, 2013, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

Additionally, we have 100% ownership interests in eleven LLCs as of December 31, 2013 that were accounted for under the equity method through December 11, 2011 as previously disclosed. These eleven LLCs were subsequently consolidated into the results of operations effective December 12, 2011.

The following property table represents the thirteen LLCs which were accounted for under the equity method as of December 31, 2013:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties(g.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
Brunswick Associates(g.)	74%	Mid Coast Hospital MOB
PCH Medical Properties(g.)	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties(b.)(g.)	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties(g.)	95%	Phoenix Children’s East Valley Care Center
Sparks Medical Properties(a.)(f.)(g.)	95%	Vista Medical Terrace & The Sparks Medical Building
Grayson Properties(a.)(c.)(g.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties	95%	North Valley Medical Plaza
FTX MOB Phase II(d.)(g.)	95%	Forney Medical Plaza II
Palmdale Medical Properties(a.)(e.)(f.)(g)	95%	Palmdale Medical Plaza

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.
(b.)	We have committed to invest up to $6.3 million in equity and debt financing, of which $5.2 million has been funded as of December 31, 2013, in exchange for a 75% non-controlling equity interest in an LLC that owns and operates the Saint Mary’s Professional Office Building.
(c.)	We have committed to invest up to $4.4 million in equity and debt financing, of which $2.1 million has been funded as of December 31, 2013.
(d.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which was completed and opened in April, 2013. We have committed to invest up to $2.5 million in equity and debt financing, $1.1 million of which has been funded as of December 31, 2013.
(e.)	We began to account for this LLC on an unconsolidated basis pursuant to the equity method as of July 1, 2013, as discussed above.
(f.)	Effective January 1, 2014, we purchased the third-party minority ownership interest (5%) in this LLC. As a result of our purchase of the minority ownership interest, as of January 1, 2014 we hold 100% of the ownership interest in this LLC and will begin accounting for it on a consolidated basis effective January 1, 2014.
(g.)	As disclosed below, as of December 31, 2013, this LLC has a third-party loan outstanding, which is non-recourse to us.

On December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs. The aggregate cash expenditure made by us in connection with the purchase of these membership interests in the various LLCs, including closing costs, was approximately $4.4 million. As a result of these transactions, accounting standards required that we record each property’s assets and liabilities at their fair values and record a non-cash gain or loss for the difference between the fair values and the equity method carrying value of each investment. In the aggregate, the purchase of these membership interests resulted in a $28.6 million gain on fair value recognition resulting from the purchase of the minority interests which is included in our consolidated statements of income for the year ended December 31, 2011. On December 12, 2011, we began consolidating the financial data of these eleven LLCs in our consolidated financial statements. The following property table represents these eleven LLCs (the summarized financial data for these eleven LLCs through December 11, 2011, are included in the financial tables below, which summarize the combined statements of income and combined balance sheets for the LLCs accounted for under the equity method):

Name of LLC	Previous Ownership	Property Owned by LLC
653 Town Center Investments(a.)	95%	Summerlin Hospital Medical Office Building I
653 Town Center Phase II(a.)	98%	Summerlin Hospital Medical Office Building II
ApaMed Properties	85%	Apache Junction Medical Plaza
Auburn Medical Properties II(a.)	95%	Auburn Medical Office Building II
Banburry Medical Properties(a.)	95%	Summerlin Hospital Medical Office Building III
BRB/E Building One	95%	BRB Medical Office Building
Centennial Medical Properties(a.)	95%	Centennial Hills Medical Office Building I
DesMed(a.)	99%	Desert Springs Medical Plaza
Gold Shadow Properties(a.)	98%	700 Shadow Lane & Goldring Medical Office Buildings
Spring Valley Medical Properties	95%	Spring Valley Medical Office Building
Spring Valley Medical Properties II	95%	Spring Valley Hospital Medical Office Building II

(a.)	Tenants of this medical office building include or will include subsidiaries of UHS.

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

Name of LLC	Ownership	Property Owned by LLC
DSMB Properties	76%	Desert Samaritan Hospital MOBs
Litchvan Investments	89%	Papago Medical Park
Paseo Medical Properties II	75%	Thunderbird Paseo Medical Plaza I & II
Willetta Medical Properties	90%	Edwards Medical Plaza
Deerval Properties(a.)	90%	Deer Valley Medical Office II
Deerval Properties II(a.)	95%	Deer Valley Medical Office Building III
Deerval Parking Company(a.)	(a. )	Deer Valley Parking Garage
Cobre Properties	95%	Cobre Valley Medical Plaza

(a.)	Deerval Parking Company, LLC, which owned the real property of a parking garage located near Deer Valley Medical Office Buildings II and III, was 50% owned by each of Deerval Properties and Deerval Properties II.

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

The following financial tables represent summarized financial information related to the LLCs that we accounted for under the equity method during 2013, including the financial information of the divested LLCs through their divestiture date. The 2011 table includes financial information of the divested LLCs through their divestiture date, as well as the LLCs in which we held majority noncontrolling ownership interests through December 11, 2011.

Below are the combined statements of income for the LLCs accounted for under the equity method. The years ended December 31, 2012 and 2011 include the prorated amounts for the LLCs that were divested through their divestiture dates, or in which we purchased the minority ownership interests, for the period in which they were accounted for under the equity method:

	For the Year Ended December 31,
	2013(b.)	2012(a.)	2011(a.)
	(amounts in thousands)
Revenues	$21,001	$21,448	$57,932
Operating expenses	8,705	8,974	25,503
Depreciation and amortization	4,039	4,140	13,066
Interest, net	6,353	6,056	17,630

Net income before gains on divestitures	$1,904	$2,278	$1,733

Our share of net income before gains on divestitures(c.)	$2,095	$2,365	$3,058

Our share of gains on divestitures	$—	$8,520	$35,835

(a.)	As mentioned above, beginning in the fourth quarter of 2011, eleven of our LLCs that were previously recorded on unconsolidated basis became wholly-owned by us and are included in our financial results on a consolidated basis. Additionally, during the fourth quarter of 2011, the first quarter of 2012 and the fourth quarter of 2012, eleven LLCs in which we previously owned various noncontrolling, majority ownership interests, completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.
(b.)	As mentioned above, we began to account for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2103. Prior to July 1, 2013, the financial results of this entity were accounted for on a consolidated basis. Included in the 2013 amounts reflected on the table above are the financial results for Palmdale Medical Plaza for the six-month period of July 1, 2013 through December 31, 2013.
(c.)	Our share of net income during 2013, 2012 and 2011, includes interest income earned by us on various advances made to LLCs of approximately $1.9 million, $1.5 million and $2.6 million, respectively.

Below are the combined balance sheets for the LLCs that were accounted for under the equity method as of December 31, 2013 and 2012:

	December 31,
	2013(a.)	2012
	(amounts in thousands)
Net property, including CIP	$119,547	$106,150
Other assets	9,479	9,850

Total assets	$129,026	$116,000

Liabilities	$5,336	$5,368
Mortgage notes payable, non-recourse to us	80,112	77,511
Advances payable to us	22,911	12,658
Equity	20,667	20,463

Total liabilities and equity	$129,026	$116,000

Our share of equity and advances to LLCs	$39,201	$28,636

(a.)	As mentioned above, we began to account for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Prior to July 1, 2013, the financial results of this entity were accounted for on a consolidated basis.

As of December 31, 2013, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2014	$14,174
2015	41,492
2016	578
2017	11,829
2018	12,039

Total	$80,112

Name of LLC	Mortgage Balance(b.)	Maturity Date
Grayson Properties(a.)	$12,540	2014
Brunswick Associates	7,941	2015
Arlington Medical Properties	24,052	2015
DVMC Properties	3,970	2015
Palmdale Medical Properties	6,162	2015
FTX MOB Phase II(c.)	5,596	2017
PCH Southern Properties	6,614	2017
Sparks Medical Properties	4,603	2018
PCH Medical Properties	8,634	2018

	$80,112

(a.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan during 2014 for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.

(b.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(c.)	Construction loan.

Pursuant to the operating agreements of the jointly-owned LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member.

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the LLCs in which we own various non-controlling equity interests, own properties in California that are located in earthquake zones. These properties, in which we have invested or advanced a total of $16.3 million at December 31, 2013, are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

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

(10)	QUARTERLY RESULTS (unaudited)

	2013 (a.)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$13,885	$13,502	$13,448	$13,445	$54,280

Net income	$3,427	$2,941	$3,303	$3,498	$13,169

Total basic earnings per share	$0.27	$0.23	$0.26	$0.27	$1.04

Total diluted earnings per share	$0.27	$0.23	$0.26	$0.27	$1.04

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$13,351	$13,666	$13,610	$13,323	$53,950

Net income before gains	$2,139	$2,467	$2,986	$3,365	$10,957
Net gains on divestiture of properties owned by unconsolidated LLCs(b.)	7,375	—	—	1,145	8,520

Net income	$9,514	$2,467	$2,986	$4,510	$19,477

Total basic earnings per share	$0.75	$0.19	$0.24	$0.36	$1.54

Total diluted earnings per share	$0.75	$0.19	$0.24	$0.36	$1.54

(a.)	We began reflecting the operating results for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Prior to July 1, 2013, the financial results of this entity were recorded on a consolidated basis. The revenues for the first and second quarters of 2013, as reflected above, include the revenue for Palmdale Medical Plaza. There was no material impact to our net income as a result of the deconsolidation of this property.
(b.)	During the first and fourth quarters of 2012, as previously discussed in Note 3, two LLCs in which we owned various noncontrolling, majority ownership interests, completed the divestitures of medical office buildings. As a result, the net income amounts presented for 2012 include amounts only up to the divested date for each of these two LLCs. In the aggregate, these divestitures resulted in an $8.5 million gain which is included in our consolidated statements of income for the year ended December 31, 2012.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2013

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2013	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance (e.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297	—	$27,347	$10,464	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070	—	46,351	23,440	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549	—	33,212	15,182	2006	1986	42 Years
The Bridgeway North Little Rock, Arkansas	—	150	5,395	4,571	150	9,966	—	10,116	5,554	2006	1986	35 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007	—	8,507	4,867	1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	—	158	6,404	1,838	158	8,242	—	8,400	8,245	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020	—	2,074	854	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	—	439	1,618	870	439	2,488	—	2,927	958	1995	1995	45 Years
Professional Center at King’s Crossing	—	439	1,837	183	439	2,020	—	2,459	832	1995	1995	45 Years
Kingwood, Texas
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996	—	1,303	391	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744	—	994	292	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815	—	995	320	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749	—	944	294	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,304)	1,130	2,788	—	3,918	2,141	1994	1996	45 Years
The Southern Crescent Center II (b.)	—	—	—	5,015	806	4,209	—	5,015	1,742	2000	1998	35 Years
Riverdale, Georgia
The Cypresswood Professional Center Spring ,Texas	—	573	3,842	573	573	4,415	—	4,988	2,212	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada	—	—	1,579	68	—	1,647	—	1,647	858	1999	1999	25 Years
Sheffield Medical Building (c.) Atlanta, Georgia	—	1,760	9,766	(7,327)	736	3,463	—	4,199	936	1999	1999	25 Years
Medical Center of Western Connecticut—Bldg. 73 Danbury, Connecticut	4,899	1,151	5,176	430	1,151	5,606	—	6,757	2,678	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,983	1,104	5,508	—	1,104	5,508	—	6,612	928	2008	2008	35 Years
Apache Junction Medical Plaza (d.) Apache Junction, AZ	—	240	3,590	27	240	3,617	—	3,857	283	2004	2004	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2013—(Continued)

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2013	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance (e.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Auburn Medical Office Building (d.) Auburn, WA	7,406	—	10,200	159	—	10,359	—	10,359	694	2009	2009	36 Years
BRB Medical Office Building (d.) Kingwood, Texas	6,840	430	8,970	24	430	8,994	—	9,424	591	2010	2010	37 Years
Centennial Hills Medical Office Building (d.) Las Vegas, NV	10,938	—	19,890	743	—	20,633	—	20,633	1,412	2006	2006	34 Years
Desert Springs Medical Plaza (d.) Las Vegas, NV	—	1,200	9,560	200	1,200	9,760	—	10,960	772	1998	1998	30 Years
700 Shadow Lane & Goldring MOB (d.) Las Vegas, NV	6,766	400	11,300	968	400	12,268	—	12,668	931	2003	2003	30 Years
Spring Valley Hospital MOB I (d.) Las Vegas, NV	5,122	—	9,500	111	—	9,611	—	9,611	664	2004	2004	35 Years
Spring Valley Hospital MOB II (d.) Las Vegas, NV	—	—	9,800	8	—	9,808	—	9,808	693	2006	2006	34 Years
Summerlin Hospital MOB I (d.)
Las Vegas, NV	9,188	460	15,440	451	460	15,891	—	16,351	1,251	1999	1999	30 Years
Summerlin Hospital MOB II (d.) Las Vegas, NV	12,021	370	16,830	731	370	17,561	—	17,931	1,345	2000	2000	30 Years
Summerlin Hospital MOB III (d.) Las Vegas, NV	11,347	—	14,900	1,443	—	16,343	—	16,343	1,044	2009	2009	36 Years
Emory at Dunwoody Dunwoody, GA	—	782	3,455	—	782	3,455	—	4,237	264	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	31	910	11,991	—	12,901	1,149	2011	2011	35 Years
Lake Pointe Medical Arts Rowlett, TX	—	1,100	9,000	41	1,100	9,041	—	10,141	772	2011	2011	35 Years
Tuscan Medical Properties Irving, TX	6,262	1,100	12,525	—	1,100	12,525	—	13,625	869	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	21,681	1,900	24,910	—	1,900	24,910	—	26,810	1,701	2012	2012	35 Years
NW Texas Prof Tower Amarillo, TX	—	—	7,180	—	—	7,180	—	7,180	244	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	$220	3,220	—	220	3,220	—	3,440	44	2013	2013	35 Years
5004 Poole Road Denison, TX	—	$96	529	—	96	529	—	625	10	2013	2013	35 Years

TOTALS	$105,453	$25,558	$317,546	$52,565	$27,374	$368,295	$0	$395,669	$97,921

a.	Costs capitalized/divested subsequent to acquisition.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	During 2011, a $5.4 million provision for asset impairment was recorded in connection with the real estate assets of Sheffield Medical Building.
d.	During 2011, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.
e.	Consists of outstanding balances as of December 31, 2013 on third-party debt that is non-recourse to us. Excludes net debt premium of $834,000.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2013

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2011 to December 31, 2013:

	2013	2012	2011
Balance at January 1,	$401,474	$363,498	$199,940
Impact of deconsolidation of an LLC(a.)	(13,185)	—	—
Impact of consolidation of eleven LLCs(b.)	—	—	133,080
Property additions	3,415	3,985	1,157
Acquisitions	4,065	33,991	40,832
Disposals	(100)	—	—
Provision for asset impairment(c.)	—	—	(11,511)

Balance at December 31,	$395,669	$401,474	$363,498

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2011 to December 31, 2013:

	2013	2012	2011
Balance at January 1,	$87,088	$74,865	$74,683
Impact of deconsolidation of an LLC(a.)	(1,588)	—	—
Provision for asset impairment(c.)	—	—	(6,157)
Current year depreciation expense	12,464	12,223	6,339
Other	(43)	—	—

Balance at December 31,	$97,921	$87,088	$74,865

(a.)	The master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties on an unconsolidated basis under the equity method.
(b.)	On December 12, 2011, the Trust purchased the minority ownership interests held by third-party members in eleven LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results are included in our consolidated financial statements.
(c.)	During the fourth quarter of 2011, we recorded an asset impairment charge of $5.4 million ($11.5 million gross assets net of $6.1 million of accumulated depreciation) in connection with the Sheffield Medical Building located in Atlanta, Georgia.

Exhibit Index

Exhibit No.	Exhibit
10.2	Agreement dated December 6, 2013, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document