Form 10-Q
period 2014-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2014-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of common shares of beneficial interest outstanding at July 31, 2014—12,929,668

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2014. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2014 and 2013

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Base rental - UHS facilities	$3,916	$3,804	$7,830	$7,594
Base rental - Non-related parties	7,045	7,028	14,271	14,074
Bonus rental - UHS facilities	1,222	1,041	2,372	2,139
Tenant reimbursements and other - Non-related parties	1,948	1,521	3,781	3,309
Tenant reimbursements and other - UHS facilities	186	108	351	271

	14,317	13,502	28,605	27,387

Expenses:
Depreciation and amortization	4,782	4,722	9,608	9,536
Advisory fees to UHS	620	585	1,230	1,156
Other operating expenses	4,134	3,744	8,067	7,409
Transaction costs	41	49	103	131

	9,577	9,100	19,008	18,232

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains	4,740	4,402	9,597	9,155

Equity in income of unconsolidated LLCs	679	461	1,272	1,030

Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	—	316	—

Interest expense, net	(2,011)	(1,922)	(4,003)	(3,817)

Net income	$3,408	$2,941	$7,182	$6,368

Basic earnings per share	$0.26	$0.23	$0.56	$0.50

Diluted earnings per share	$0.26	$0.23	$0.56	$0.50

Weighted average number of shares outstanding - Basic	12,902	12,675	12,875	12,673
Weighted average number of share equivalents	6	13	6	14

Weighted average number of shares and equivalents outstanding - Diluted	12,908	12,688	12,881	12,687

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2014 and 2013

(dollar amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$3,408	$2,941	$7,182	$6,368
Other comprehensive loss:
Unrealized derivative losses on interest rate caps	(95)	0	(92)	0
Amortization of interest rate cap fees	23	0	38	0

Total other comprehensive loss:	(72)	0	(54)	0

Total comprehensive income	$3,336	$2,941	$7,128	$6,368

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30, 2014	December 31, 2013
Assets:

Real Estate Investments:
Buildings and improvements	$393,804	$368,295
Accumulated depreciation	(104,655)	(97,921)

	289,149	270,374
Land	29,084	27,374

Net Real Estate Investments	318,233	297,748

Investments in and advances to limited liability companies (“LLCs”)	27,952	39,201

Other Assets:
Cash and cash equivalents	3,860	3,337
Base and bonus rent receivable from UHS	2,230	2,053
Rent receivable - other	3,894	3,310
Intangible assets (net of accumulated amortization of $16.4 million and $13.7 million at June 30, 2014 and December 31, 2013, respectively)	21,855	20,782
Deferred charges, goodwill and other assets, net	5,688	6,714

Total Assets	$383,712	$373,145

Liabilities:

Line of credit borrowings	$102,350	$93,700
Mortgage and other notes payable, non-recourse to us (including net debt premium of $604,000 and $834,000 at June 30, 2014 and December 31, 2013, respectively)	115,239	106,287
Accrued interest	511	491
Accrued expenses and other liabilities	4,141	5,156
Tenant reserves, escrows, deposits and prepaid rents	2,242	1,881

Total Liabilities	224,483	207,515

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2014 - 12,929,400 2013 -12,858,643	129	128
Capital in excess of par value	223,356	220,691
Cumulative net income	487,226	480,044
Cumulative dividends	(551,371)	(535,176)
Accumulated other comprehensive loss	(111)	(57)

Total Equity	159,229	165,630

Total Liabilities and Equity	$383,712	$373,145

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,182	$6,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,653	9,581
Amortization on debt premium	(191)	(218)
Restricted/stock-based compensation expense	197	185
Gains on purchase of minority interests in majority-owned LLCs before transaction costs	(316)	0
Changes in assets and liabilities:
Rent receivable	(431)	(332)
Accrued expenses and other liabilities	(1,209)	(48)
Tenant reserves, escrows, deposits and prepaid rents	304	64
Accrued interest	(13)	(23)
Other, net	119	76

Net cash provided by operating activities	15,295	15,653

Cash flows from investing activities:
Investments in LLCs	(887)	(1,816)
Repayments of advances made to LLCs	0	67
Advances made to LLCs	0	(4,082)
Cash distributions in excess of income from LLCs	741	1,282
Additions to real estate investments, net	(1,548)	(1,393)
Net cash paid for acquisition of medical office buildings	(7,050)	(625)
Cash paid to acquire minority interests in majority-owned LLCs	(170)	0

Net cash used in investing activities	(8,914)	(6,567)

Cash flows from financing activities:
Net borrowings on line of credit	8,650	8,600
Proceeds from mortgages and other notes payable	0	11,150
Repayments of mortgages and other notes payable	(1,583)	(13,016)
Financing costs paid on mortgage and other notes payable	0	(95)
Dividends paid	(16,195)	(15,804)
Issuance of shares of beneficial interest, net	3,013	128

Net cash used in financing activities	(6,115)	(9,037)

Increase in cash and cash equivalents	266	49
Increase in cash due to recording of LLC on a consolidated basis	257	0
Cash and cash equivalents, beginning of period	3,337	3,048

Cash and cash equivalents, end of period	$3,860	$3,097

Supplemental disclosures of cash flow information:
Interest paid	$3,971	$3,847

Supplemental disclosures of non-cash transactions:
Consolidation of LLC:
Net real estate investments	$19,489	$0
Cash and cash equivalents	257	0
Intangible assets	2,820	0
Rent receivable - other	330	0
Deferred charges, goodwill and other assets, net	46	0
Investment in LLCs	(11,392)	0
Mortgage and other notes payable, non-recourse to us	(10,726)	0
Accrued interest	(33)	0
Accrued expenses and other liabilities	(248)	0
Tenant reserves, escrows, deposits and prepaid rents	(57)	0
Gains on purchase of minority interests in majority-owned LLCs	(316)	0

Cash Paid for purchase of minority interests in majority-owned LLCs	$170	$0

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended June 30, 2014. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In certain of our markets, the general real estate market has been unfavorably impacted by increased competition/capacity and decreases in occupancy and rental rates which may adversely impact our operating results and the underlying value of our properties. In addition, although credit markets conditions and the instability in certain banking and financial institutions over the past several years has not had a material impact on us, there can be no assurance that unfavorable changes in credit market conditions, should they occur, will not materially increase our cost of borrowings and/or have a material adverse impact on our ability to finance our future growth through borrowed funds.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of June 30, 2014, we had investments in eleven jointly-owned LLCs, all of which are accounted for by the equity method as of June 30, 2014. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013 as a result of a master lease arrangement with a wholly-owned subsidiary of UHS. As previously disclosed, the master lease expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method through December 31, 2013. Effective January 1, 2014, we purchased the third-party minority ownership interests in Palmdale Medical Properties and Sparks Medical Properties in which we formerly held non-controlling majority ownership interests. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs and we began accounting for them on a consolidated basis effective January 1, 2014. Each of the property’s assets and liabilities are recorded at their fair values. (See Note 4 to the consolidated financial statements for additional disclosure).

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenues for each of the three months ended June 30, 2014 and 2013, and approximately 29% and 30% of our consolidated revenues for the six months ended June 30, 2014 and 2013, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three and six-month periods ended June 30, 2014 and 2013. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS.

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

We have funded $2.3 million in equity as of June 30, 2014, and are committed to fund an additional $2.1 million, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.4 million, which is non-recourse to us, outstanding as of June 30, 2014. As this LLC is not considered to be a variable interest entity and does not meet the other criteria requiring consolidation of an investment, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our condensed consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2014 or 2013 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $620,000 and $585,000 for the three months ended June 30, 2014 and 2013, respectively, and were based upon average invested real estate assets of $354 million and $334 million for the three-month periods ended June 30, 2014 and 2013, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.23 million and $1.16 million for the six months ended June 30, 2014 and 2013, respectively, and were based upon average invested real estate assets of $351 million and $330 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2014 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of June 30, 2014 and December 31, 2013, UHS owned 6.1% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised 30% of our consolidated revenues during each of the three month periods ended June 30, 2014 and 2013, and comprised approximately 29% and 30% of our consolidated revenues during the six months ended June 30, 2014 and 2013, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

We declared and paid dividends of $8.1 million, or $.63 per share, during the second quarter of 2014 and $7.9 million, or $.625 per share, during the second quarter of 2013. We declared and paid dividends of $16.2 million, or $1.255 per share, during the six-month period ended June 30, 2014 and $15.8 million, or $1.245 per share, during the six-month period ended June 30, 2013.

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

Pursuant to this ATM program, during the first six months of 2014, we issued 57,410 shares at an average price of $42.67 per share (all issued during the first quarter of 2014). Including the shares issued at the end of the fourth quarter of 2013, which settled during the first quarter of 2014, the ATM program generated approximately $2.9 million of net cash proceeds, (net of approximately $182,000, consisting of compensation of approximately $76,000 to Merrill Lynch, as well as approximately $106,000 of other various fees and expenses) during the first six months of 2014. Approximately $592,000 of net cash proceeds (net of approximately $15,000 of compensation to Merrill Lynch) related to the shares issued late in the fourth quarter of 2013 were received by us during the first quarter of 2014. Since inception of this program, we have issued 212,123 shares at an average price of $41.97 per share, which generated approximately $8.4 million of cash proceeds or receivables (net of approximately $537,000, consisting of compensation of approximately $222,000 to Merrill Lynch, as well as approximately $315,000 of other various fees and expenses).

(4) Acquisitions, Dispositions and New Construction

Six Months Ended June 30, 2014:

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

The aggregate purchase price for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOBs at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.7 years at the time of acquisition.

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

Additionally, effective January 1, 2014, we paid an aggregate of $170,000 to purchase the 5% minority ownership interests held by third-party members in two LLCs in which we previously held noncontrolling, 95% majority ownership interests (Palmdale Medical Properties and Sparks Medical Properties). As a result of these minority ownership purchases, we now own 100% of each of these LLCs. Pursuant to current accounting standards, during the first quarter of 2014, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $316,000 non-cash gain, which is included in our Condensed Consolidated Statement of Income for the six months ended June 30, 2014, representing the difference between the fair values and the equity method carrying value of each investment. The calculated fair value, utilizing the income capitalization approach, is based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property. The property’s continued cash flow analysis were also utilized in estimating the fair value of the property, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

We began accounting for each property on a consolidated basis effective January 1, 2014. The aggregate fair values of these MOBs was allocated to net tangible property ($19.5 million), identified intangible assets ($2.8 million), and long term debt ($10.7 million). Substantially all of the intangible assets include the value of the in-place leases at these MOBs at the time of acquisition which will be amortized over the combined average remaining lease term of approximately 5.3 years at the time of acquisition. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

Additionally, effective August 1, 2014, we agreed to purchase the minority ownership interests held by third-party members in six LLCs, as listed below, in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we will own 100% of each of these LLCs and will begin accounting for each on a consolidated basis effective August 1, 2014. The aggregate purchase price in connection with the purchase of these minority ownership interests is approximately $6.8 million, a portion of which is in the form of a note payable to the previous third-party member. Each of the property’s assets and liabilities will be recorded at their estimated fair values during the third quarter of 2014. We expect to record a related aggregate gain during the third quarter of 2014.

Other than the increased depreciation and amortization expense resulting from the fair value recognition recorded in connection with these transactions, we do not anticipate a material impact on our net income or funds from operations as a result of the purchase of these minority ownership interests or related consolidation of these LLCs.

The following table represents the six LLCs in which we agreed to purchase the minority ownership interests and will begin to be accounted for on a consolidated basis effective August 1, 2014:

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
3811 Bell Medical Properties	95%	3811 E. Bell Medical BuildingMedical Plaza

Divestitures:

There were no divestitures during the first six months of 2014.

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

(5) Summarized Financial Information of Equity Affiliates

Our condensed consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are or were the primary beneficiary. In accordance with the Financial Accounting Standards Board’s (“FASB”) standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At June 30, 2014, we have non-controlling equity investments or commitments in eleven jointly-owned LLCs which own MOBs. As of June 30, 2014, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and a non-related party that manages and holds minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

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

At June 30, 2014, the LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation. As a result of master lease arrangements between UHS and various LLCs in which we hold majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

Effective August 1, 2014, we agreed to purchase the minority ownership interests held by third-party members in six LLCs, as mentioned above, in which we previously held noncontrolling majority ownership interests. The aggregate purchase price in connection with the purchase of these minority ownership interests is approximately $6.8 million, a portion of which is in the form of a note payable to the previous third-party member. Please see Note (4) Acquisitions, Dispositions and New Construction for additional information.

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

The following property table represents the eleven LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2014:

Name of LLC/LP	Ownership	Property Owned by LLC
DVMC Properties (e.)	90%	Desert Valley Medical Center
Suburban Properties	33%	Suburban Medical Plaza II
Santa Fe Scottsdale (e.)	90%	Santa Fe Professional Plaza
Brunswick Associates	74%	Mid Coast Hospital MOB
PCH Medical Properties (e.)	85%	Rosenberg Children’s Medical Plaza
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Sierra Medical Properties (e.)	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties (e.)	95%	Phoenix Children’s East Valley Care Center
Grayson Properties (a.)(c.)	95%	Texoma Medical Plaza
3811 Bell Medical Properties (e.)	95%	3811 E. Bell Medical BuildingMedical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	Tenants of this medical office building include subsidiaries of UHS.

(b.)	We have funded $5.2 million in equity as of June 30, 2014 and are committed to invest an additional $1.2 million. This LLC has a third-party term loan of $23.7 million, which is non-recourse to us, outstanding as of June 30, 2014.
(c.)	We have funded $2.3 million in equity as of June 30, 2014, and are committed to fund an additional $2.1 million. This building, which is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $12.4 million, which is non-recourse to us, outstanding as of June 30, 2014.
(d.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which opened on April 1, 2013. We have committed to invest up to $2.5 million in equity and debt financing, of which $1.2 million has been funded as of June 30, 2014. This LLC has a third-party construction loan of $5.6 million, which is non-recourse to us, outstanding as of June 30, 2014.
(e.)	Effective August 1, 2014, we agreed to purchase the third-party minority ownership interest (ranging from 5% to 15%) in this LLC. As a result of our purchase of the minority ownership interest, as of August 1, 2014, we hold 100% of the ownership interest in the LLC and will being accounting for it on a consolidated basis effective August 1, 2014.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (b.)	2014	2013 (b.)
	(amounts in thousands)
Revenues	$5,014	$5,206	$9,923	$10,246
Operating expenses	2,164	2,398	4,135	4,400
Depreciation and amortization	879	1,069	1,775	2,093
Interest, net	1,361	1,635	2,679	2,889

Net income	$610	$104	$1,334	$864

Our share of net income (a.)	$679	$461	$1,272	$1,030

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $360,000 and $620,000 for the three months ended June 30, 2014 and 2013, respectively, and $712,000 and $877,000 for the six months ended June 30, 2014 and 2013, respectively.
(b.)	As mentioned above, we began to account for Sparks Medical Properties on a consolidated basis as of January 1, 2014. Prior to January 1, 2014, the financial results of this entity were accounted for under the equity method on an unconsolidated basis. These amounts include the financial results for Sparks Medical Properties for the three and six months ended June 30, 2013. As also mentioned above, we began to account for Palmdale Medical Properties on a consolidated basis as of January 1, 2014. Prior thereto, as a result of a master lease commitment with a wholly-owned subsidiary of UHS which expired effective as of July 1, 2013, Palmdale Medical Properties was accounted for on a consolidated basis during the three and six-month periods ended June 30, 2013 and are therefore not reflected in the table above.

Below are the condensed combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	June 30, 2014	December 31, 2013(a.)
	(amounts in thousands)
Net property, including CIP	$96,338	$119,547
Other assets	8,630	9,479

Total assets	$104,968	$129,026

Liabilities	$4,328	$5,336
Mortgage notes payable, non-recourse to us	68,538	80,112
Advances payable to us	15,504	22,911
Equity	16,598	20,667

Total liabilities and equity	$104,968	$129,026

Our share of equity and advances to LLCs	$27,952	$39,201

(a.)	As mentioned above, we began to account for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014. The amounts reflected for December 31, 2013, include the balance sheet amounts for each of these entities since they were accounted for on an unconsolidated basis pursuant to the equity method as of December 31, 2013.

As of June 30, 2014, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2014	$13,085
2015	35,353
2016	443
2017	11,689
2018	7,968

Total	$68,538

Name of LLC	Mortgage/ Construction Loan Balance (a.)	Maturity Date
Grayson Properties (b.)	$12,381	2014
Brunswick Associates	7,863	2015
Arlington Medical Properties	23,674	2015
DVMC Properties	3,916	2015
FTX MOB Phase II (c.)	5,596	2017
PCH Southern Properties	6,551	2017
PCH Medical Properties	8,557	2018

	$68,538

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan during 2014 (this loan was extended through October 1, 2014) for a three to ten year term at the then current market interest rate. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, potentially increasing our equity investment in the property utilizing funds borrowed under our revolving credit facility.
(c.)	Construction loan.

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

(6) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The updated guidance is applicable to us effective January 1, 2015 with early adoption permitted. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

(7) Debt and Financial Instruments

Debt:

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At June 30, 2014, we had $102.4 million of outstanding borrowings and $8.1 million of letters of credit outstanding against our revolving credit agreement. We had $39.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2014. There are no compensating balance requirements.

On July 1, 2014, we borrowed an additional $9.1 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Summerlin Hospital Medical Office Building I. The mortgage loan on this property matured on July 1, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2014
Tangible net worth	$125,000	$137,374
Debt to total capital	< 55%	39.1%
Debt service coverage ratio	> 3.00x	17.5x
Debt to cash flow ratio	< 3.50x	2.36x

We have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2014, with a combined outstanding balance of $114.6 million (excluding net debt premium of $604,000). The following table summarizes our outstanding mortgages, excluding net debt premium, at June 30, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan (b.)	$9,081	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,023	5.50%	2015
Palmdale Medical Plaza fixed rate mortgage loan	6,084	3.69%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,187	3.40%	2016
Peace Health fixed rate mortgage loan	21,465	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,295	2.90%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,842	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,877	5.50%	2017

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan	10,791	3.40%	2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,541	3.40%	2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,943	6.50%	2019

700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,684	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,757	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,065	5.56%	2025

Total	$114,635

(a)	Amortized principal payments are made on a monthly basis.
(b)	This loan was repaid in full on July 1, 2014, utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $116.2 million as of June 30, 2014. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of June 30, 2014, we have fifty-eight real estate investments or commitments located in sixteen states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”);

•	a number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators;

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring;

•	The Bridgeway’s (“Bridgeway”) lease term is scheduled to expire in December, 2014 and we can provide no assurance that this lease will be renewed at the fair market value lease rate. See “Relationship with UHS and Related Party Transactions” in Note 2 to the condensed consolidated financial statements for additional information;

•	the availability and terms of capital to fund the growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities;

•	failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities;

•	further deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

•	a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS, which may unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties;

•	real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being implemented;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what federal other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business;

•	two LLCs that own properties in California, (one in which we have a non-controlling equity interest), could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

•	the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital;

•	changes in, or inadvertent violations of, tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	should we be unable to comply with the strict income distribution requirements applicable to REITs, utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

Investments in Limited Liability Companies (“LLCs”): Our condensed consolidated financial statements include the consolidated accounts of our controlled investments and those investments that meet the criteria of a variable interest entity where we are the primary beneficiary. In accordance with the FASB’s standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At June 30, 2014, we have non-controlling equity investments or commitments in eleven jointly-owned LLCs which own MOBs. As of June 30, 2014, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method. Although the expiration of the master lease will have an unfavorable impact on our net income and funds from operations, we do not believe the impact will be material to our financial condition or liquidity.

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

Effective August 1, 2014, we agreed to pay approximately $6.8 million, a portion of which is in the form of a note payable to the previous third-party member, to purchase the minority ownership interests held by third-party members in six LLCs (DVMC Properties, Santa Fe Scottsdale, PHC Medical Properties, PCH Southern Properties, Sierra Medical Properties and 3811 Bell Medical Properties), in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we will own 100% of each of these LLCs and will begin accounting for each on a consolidated basis effective August 1, 2014.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions - UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of June 30, 2014 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 30% of our consolidated revenues for each of the three month periods ended June 30, 2014 and 2013, and approximately 29% and 30% of our consolidated revenues for the six months ended June 30, 2014 and 2013, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three and six-month periods ended June 30, 2014 and 2013. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

Results of Operations

Effective January 1, 2014, we purchased the 5% minority ownership interests held by third-party members in Palmdale Medical Properties and Sparks Medical Properties, two LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these LLCs and our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014 includes the revenues and expenses associated with each of these properties. Prior to January 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method. Previously, Palmdale Medical Properties was included in our financial statements on a consolidated basis through June 30, 2013, as a result of a master lease arrangement with a wholly-owned subsidiary of UHS, which expired effective on July 1, 2013. Therefore, our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013, also included the revenues and expenses associated with Palmdale Medical Properties.

The tables below reflect the “As Adjusted” Statements of Income for the three and six months ended June 30, 2013, reflecting the revenue and expense impact of the consolidation of the Sparks Medical Properties as if it had been consolidated effective January 1, 2013, since our Condensed Consolidated Statement of Income for the three and six month periods of 2014 includes the revenue and expenses associated with Sparks Medical Properties. As mentioned above, Palmdale Medical Properties was included in our financial statements on a consolidated basis through June 30, 2013, therefore, there is no “As Adjusted” presentation for Palmdale Medical Properties for the three and six months ended June 30, 2013. There was no material impact to our net income as a result of the consolidation of these LLCs.

Three Months Ended June 30, 2014 as compared to Three Months Ended June 30, 2013:

	As reported in Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2014	As reported in Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2013	Three months ended June 30, 2013 Statements of Income for Sparks Medical Properties	“As Adjusted” Three Months Ended June 30, 2013	“As Adjusted” Variance
Revenues	$14,317	$13,502	$289	$13,791	$526
Expenses:
Depreciation and amortization	4,782	4,722	83	4,805	23
Advisory fees to UHS	620	585	0	585	(35)
Other operating expenses	4,134	3,744	201	3,945	(189)
Transaction costs	41	49	0	49	8

	9,577	9,100	284	9,384	(193)

Income before equity in income of unconsolidated LLCs and interest expense	4,740	4,402	5	4,407	333
Equity in income of unconsolidated LLCs	679	461	48	509	170
Interest expense, net	(2,011)	(1,922)	(53)	(1,975)	(36)

Net income	$3,408	$2,941	$0	$2,941	$467

Six Months Ended June 30, 2014 as compared to Six Months Ended June 30, 2013:

	As reported in Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2014	As reported in Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2013	Six months ended June 30, 2013 Statements of Income for Sparks Medical Properties	“As Adjusted” Six Months Ended June 30, 2013	“As Adjusted” Variance
Revenues	$28,605	$27,387	$576	$27,963	$642
Expenses:
Depreciation and amortization	9,608	9,536	166	9,702	94
Advisory fees to UHS	1,230	1,156	0	1,156	(74)
Other operating expenses	8,067	7,409	367	7,776	(291)
Transaction costs	103	131	0	131	28

	19,008	18,232	533	18,765	(243)

Income before equity in income of unconsolidated LLCs, interest expense and gains	9,597	9,155	43	9,198	399
Equity in income of unconsolidated LLCs	1,272	1,030	82	1,112	160
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	316	0	0	0	316
Interest expense, net	(4,003)	(3,817)	(125)	(3,942)	(61)

Net income	$7,182	$6,368	$0	$6,368	$814

For the three months ended June 30, 2014, net income was $3.4 million as compared to $2.9 million during the comparable prior year quarter. For the six-month period ended June 30, 2014, net income was $7.2 million as compared to $6.4 million during the comparable six-month period of the prior year.

The $467,000 increase in net income during the second quarter of 2014, as compared to the comparable prior year quarter, was attributable to:

•	an increase of $181,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”), and;

•	other combined net increases of $286,000.

The increase in net income of $814,000 during the first six months of 2014, as compared to the first six months of 2012, was primarily attributable to:

•	an increase of $316,000 resulting from the aggregate gain recorded on the fair value recognition in connection with the purchase of minority interests in majority-owned LLCs, as discussed above;

•	an increase of $233,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of UHS, and;

•	other combined net increases of $265,000.

Total revenues increased by $526,000 (“As Adjusted”) during the three months ended June 30, 2014 as compared to the comparable period of 2013, and $642,000 (“As Adjusted”) during the six months ended June 30, 2014, as compared to the comparable period of 2013. The increases in revenues during the second quarter and the first six months of 2014, as compared to the comparable periods of 2013, was primarily due to: (i) the revenues generated at MOBs acquired during the third quarter of 2013 and the first quarter of 2014; (ii) an increase in bonus rental revenue, as mentioned above, and; (iii) other combined net changes at existing properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.7 million and $3.6 million (“As Adjusted”) for the three-month periods ended June 30, 2014 and 2013, respectively, and $7.3 million and $7.0 million (“As Adjusted”) for the six-month periods ended June 30, 2014 and 2013, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and six-month periods ended June 30, 2014 and 2013, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,408	$2,941	$7,182	$6,368
Depreciation and amortization expense on consolidated investments	4,703	4,660	9,455	9,417
Depreciation and amortization expense on unconsolidated affiliates	709	789	1,382	1,542
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	0	0	(316)	0

Funds From Operations	$8,820	$8,390	$17,703	$17,327
Transaction costs	41	49	103	131

Adjusted Funds From Operations	$8,861	$8,439	$17,806	$17,458

Our FFO and AFFO increased by $430,000 and $422,000, respectively, during the three-month period ended June 30, 2014, as compared to the comparable quarter of 2013. Our FFO and AFFO increased by $376,000 and $348,000 during the six-month period ended June 30, 2014, as compared to the comparable period of 2014. The increases during both periods is primarily attributable to the increases in net income, as discussed above, offset by a net decreases in the depreciation and amortization expense incurred at our properties (on a consolidated and unconsolidated basis) during the three and six-month periods ended June 30, 2014.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $15.3 million and $15.7 million during the six-month periods ended June 30, 2014 and 2013, respectively. The $358,000 net decrease was attributable to:

•	a favorable change of $609,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt net premium, restricted/stock-based compensation and gains on purchase of minority interests in majority-owned LLCs), as discussed above in Results of Operations;

•	a favorable change of $240,000 due to an increase in prepaid rents;

•	an unfavorable change of $1.2 million in accrued expenses and other liabilities resulting primarily from the timing of accrued expenses and other liabilities disbursements, and;

•	other combined net unfavorable changes of $46,000.

Net cash used in investing activities

Net cash used in investing activities was $8.9 million during the six months ended June 30, 2014 as compared to $6.6 million during the six months ended June 30, 2013.

During the six-month period ended June 30, 2014, we funded: (i) $887,000 in equity investments in various unconsolidated LLCs; (ii) $1.5 million in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $7.1 million to acquire the real estate assets of two medical office buildings, as discussed above, and; (iv) $170,000 to acquire the minority interests in two majority-owned LLCs, as discussed above. In addition, during the six-month period ended June 30, 2014, we received $741,000 of cash distributions in excess of income from our unconsolidated LLCs.

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

Net cash used in financing activities

Net cash used in financing activities was $6.1 million during the six months ended June 30, 2014, as compared to $9.0 million during the six months ended June 30, 2013.

During the six-month period ended June 30, 2014, we: (i) received $8.7 million of additional net borrowings on our revolving line of credit, and; (ii) generated $3.0 million of net cash from the issuance of shares of beneficial interest, (as discussed below). Additionally, during the six months ended June 30, 2014, we paid: (i) $1.6 million on mortgage and other notes payable that are non-recourse to us, and; (ii) $16.2 million of dividends.

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

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. Pursuant to this ATM program, during the first six months of 2014, we issued 57,410 shares at an average price of $42.67 per share (all issued during the first quarter of 2014). Including the shares issued at the end of the fourth quarter of 2013, which settled during the first quarter of 2014, the ATM program generated approximately $2.9 million of net cash proceeds, (net of approximately $182,000, consisting of compensation of approximately $76,000 to Merrill Lynch, as well as approximately $106,000 of other various fees and expenses) during the first six months of 2014. Approximately $592,000 of net cash proceeds (net of approximately $15,000 of compensation to Merrill Lynch) related to the shares issued late in the fourth quarter of 2013 were received by us during the first quarter of 2014. Since inception of this program, we have issued 212,123 shares at an average price of $41.97 per share, which generated approximately $8.4 million of cash proceeds or receivables (net of approximately $537,000, consisting of compensation of approximately $222,000 to Merrill Lynch, as well as approximately $315,000 of other various fees and expenses).

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2014 and 2013:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $15.3 million and $15.7 million during the six-month periods ended June 30, 2014 and 2013, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gains recorded during the first six months of 2014, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $741,000 and $1.3 million during the six months ended June 30, 2014 and 2013, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $16.0 million and $16.9 million of net cash during the six months ended June 30, 2014 and 2013, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $16.2 million and $15.8 million during the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2014, the $16.0 million of net cash generated related to the operating activities of our properties was approximately $200,000 less than the $16.2 million of dividends paid during the period. During the first six months of 2013, the $16.9 million of net cash generated related to operating activities of our properties was approximately $1.1 million more than the $15.8 million of dividends paid during the period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2014 and 2013. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($67,000 for the six months ended June 30, 2013); (ii) net borrowings on our revolving credit agreement ($8.7 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively); (iii) proceeds from mortgage notes payable ($11.2 million for the six months ended June 30, 2013), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($3.0 million and $128,000 for the six months ended June 30, 2014 and 2013, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($887,000 and $1.8 million for the six months ended June 30, 2014 and 2013, respectively); (ii) advances made to LLCs ($4.1 million for the six months ended June 30, 2013); (iii) net real estate additions ($1.5 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively); (iv) repayments of mortgage and other notes payable ($1.6 million and $13.0 million for the six months ended June 30, 2014 and 2013, respectively); (v) financing cost paid on mortgage and other notes payable ($95,000 for the six months ended June 30, 2013); (vi) acquisition of minority interests in majority-owned LLCs ($170,000 for the six months ended June 30, 2014), and; (vii) acquisitions of medical office buildings ($7.1 million and $625,000 for the six months ended June 30, 2014 and 2013, respectively).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $39.6 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of June 30, 2014); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At June 30, 2014, we had $102.4 million of outstanding borrowings and $8.1 million of letters of credit outstanding against our revolving credit agreement. We had $39.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2014. There are no compensating balance requirements.

On July 1, 2014, we borrowed an additional $9.1 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Summerlin Hospital Medical Office Building I. The mortgage loan on this property matured on July 1, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at June 30, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2014
Tangible net worth	$125,000	$137,374
Debt to total capital	< 55%	39.1%
Debt service coverage ratio	> 3.00x	17.5x
Debt to cash flow ratio	< 3.50x	2.36x

We have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2014, with a combined outstanding balance of $114.6 million (excluding net debt premium, of $604,000 at June 30, 2014). The following table summarizes our outstanding mortgages, excluding net debt premium, at June 30, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building I fixed rate mortgage loan (b.)	9,081	6.55%	2014
Spring Valley Medical Office Building fixed rate mortgage loan	5,023	5.50%	2015
Palmdale Medical Plaza fixed rate mortgage loan	6,084	3.69%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,187	3.40%	2016
Peace Health fixed rate mortgage loan	21,465	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,295	2.90%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,842	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,877	5.50%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,791	3.40%	2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,541	3.40%	2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,943	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,684	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,757	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	6,065	5.56%	2025

Total	$114,635

(a.)	Amortized principal payments are made on a monthly basis.
(b.)	This loan was fully repaid on July 1, 2014, utilizing funds borrowed under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2014 totaled $8.1 million consisting of: (i) $2.1 million related to Centennial Hills Medical Properties; (ii) $1.7 million related to Grayson Properties; (iii) $1.3 million related to Palmdale Medical Properties; (iv) $1.3 million related to Banburry Medical Properties; (v) $1.2 million related to FTX MOB Phase II, LP; and; (vi) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013 which included two additional interest rate cap agreements entered into during the first quarter of 2014. Otherwise, there have been no material changes in the quantitative and qualitative disclosures during the first six months of 2014.

Item 4.	Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2014	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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