Form 10-Q
period 2014-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2014-11-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of common shares of beneficial interest outstanding at October 31, 2014—12,931,354

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2014. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through UHS of Delaware, Inc. In addition, four of our hospital facilities are leased to subsidiaries of UHS and twelve medical office buildings, including one property owned by a limited liability company in which we hold 95% of the non-controlling, majority ownership interest, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2014 and 2013

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Base rental - UHS facilities	$3,864	$3,587	$11,694	$11,181
Base rental - Non-related parties	8,235	6,905	22,506	20,979
Bonus rental - UHS facilities	1,157	1,075	3,529	3,214
Tenant reimbursements and other - Non-related parties	1,804	1,782	5,585	5,091
Tenant reimbursements and other - UHS facilities	198	99	549	370

	15,258	13,448	43,863	40,835

Expenses:
Depreciation and amortization	5,247	4,577	14,855	14,113
Advisory fees to UHS	653	603	1,883	1,759
Other operating expenses	4,462	3,636	12,529	11,045
Transaction costs	198	39	301	170

	10,560	8,855	29,568	27,087

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains	4,698	4,593	14,295	13,748

Equity in income of unconsolidated LLCs	499	515	1,771	1,545

Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	25,093	0	25,409	0

Interest expense, net	(2,149)	(1,805)	(6,152)	(5,622)

Net income	$28,141	$3,303	$35,323	$9,671

Basic earnings per share	$2.18	$0.26	$2.74	$0.76

Diluted earnings per share	$2.18	$0.26	$2.74	$0.76

Weighted average number of shares outstanding - Basic	12,911	12,681	12,887	12,676
Weighted average number of share equivalents	7	13	6	14

Weighted average number of shares and equivalents outstanding - Diluted	12,918	12,694	12,893	12,690

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2014 and 2013

(dollar amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$28,141	$3,303	$35,323	$9,671
Other comprehensive loss:
Unrealized derivative gains/(losses) on interest rate caps	18	0	(74)	0
Amortization of interest rate cap fees	23	0	61	0

Total other comprehensive income:	41	0	(13)	0

Total comprehensive income	$28,182	$3,303	$35,310	$9,671

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30, 2014	December 31, 2013
Assets:

Real Estate Investments:
Buildings and improvements	$459,773	$368,295
Accumulated depreciation	(108,374)	(97,921)

	351,399	270,374
Land	35,734	27,374

Net Real Estate Investments	387,133	297,748

Investments in and advances to limited liability companies (“LLCs”)	8,531	39,201

Other Assets:
Cash and cash equivalents	3,739	3,337
Base and bonus rent receivable from UHS	2,165	2,053
Rent receivable - other	4,207	3,310
Intangible assets (net of accumulated amortization of $17.9 million and $13.7 million at September 30, 2014 and December 31, 2013, respectively)	25,116	20,782
Deferred charges, goodwill and other assets, net	5,971	6,714

Total Assets	$436,862	$373,145

Liabilities:

Line of credit borrowings	$120,450	$93,700
Mortgage and other notes payable, non-recourse to us (including net debt premium of $584,000 and $834,000 at September 30, 2014 and December 31, 2013, respectively)	124,321	106,287
Accrued interest	576	491
Accrued expenses and other liabilities	9,478	5,156
Tenant reserves, escrows, deposits and prepaid rents	2,608	1,881

Total Liabilities	257,433	207,515

Equity:

Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2014 - 12,931,065 2013 -12,858,643	129	128
Capital in excess of par value	223,519	220,691
Cumulative net income	515,368	480,044
Cumulative dividends	(559,517)	(535,176)
Accumulated other comprehensive loss	(70)	(57)

Total Equity	179,429	165,630

Total Liabilities and Equity	$436,862	$373,145

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,323	$9,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,922	14,181
Amortization on debt premium	(251)	(325)
Restricted/stock-based compensation expense	298	287
Gains on purchase of minority interests in majority-owned LLCs	(25,409)	0
Changes in assets and liabilities:
Rent receivable	(622)	(555)
Accrued expenses and other liabilities	(439)	75
Tenant reserves, escrows, deposits and prepaid rents	242	64
Accrued interest	(31)	(43)
Other, net	(144)	(352)

Net cash provided by operating activities	23,889	23,003

Cash flows from investing activities:
Investments in LLCs	(1,243)	(2,593)
Repayments of advances made to LLCs	0	109
Advances made to LLCs	0	(4,431)
Cash distribution of refinancing proceeds from LLC	2,280	0
Cash distributions in excess of income from LLCs	1,011	1,775
Additions to real estate investments, net	(2,033)	(2,322)
Net cash paid for acquisition of medical office buildings	(15,600)	(4,675)
Cash paid to acquire minority interests in majority-owned LLCs	(3,494)	0

Net cash used in investing activities	(19,079)	(12,137)

Cash flows from financing activities:
Net borrowings on line of credit	26,750	15,350
Proceeds from mortgages and other notes payable	0	11,150
Repayments of mortgages and other notes payable	(11,472)	(13,694)
Financing costs paid on mortgage and other notes payable	0	(95)
Dividends paid	(24,341)	(23,742)
Issuance of shares of beneficial interest, net	3,074	194

Net cash used in financing activities	(5,989)	(10,837)

(Decrease)/increase in cash and cash equivalents	(1,179)	29
Increase in cash due to recording of LLCs on a consolidated basis	1,581	0
Decrease in cash due to recording of LLC on an unconsolidated basis	0	(141)
Cash and cash equivalents, beginning of period	3,337	3,048

Cash and cash equivalents, end of period	$3,739	$2,936

Supplemental disclosures of cash flow information:
Interest paid	$6,075	$5,680

Supplemental disclosures of non-cash transactions:
Consolidation of LLCs:
Net real estate investments	$84,064	$0
Cash and cash equivalents	1,581	0
Intangible assets	6,490	0
Rent receivable - other	388	0
Deferred charges, goodwill and other assets, net	100	0
Investment in LLCs	(28,616)	0
Mortgage and other notes payable, non-recourse to us	(29,758)	0
Accrued interest	(116)	0
Accrued expenses and other liabilities	(1,245)	0
Tenant reserves, escrows, deposits and prepaid rents	(485)	0
Note payable to previous third party member	(3,500)	0
Gains on purchases of minority interests in majority-owned LLCs	(25,409)	0

Cash paid for purchase of minority interests in majority-owned LLCs	$3,494	$0

Deconsolidation of LLC:
Net real estate investments	$0	$11,597
Cash and cash equivalents	0	141
Rent receivable - other	0	207
Deferred charges, goodwill and other assets, net	0	135
Mortgage and other notes payable, non-recourse to us	0	(6,215)
Accrued interest	0	(26)
Accrued expenses and other liabilities	0	(342)
Third-party equity interest	0	(54)

Investment in LLC	$0	$5,443

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the Quarterly Period ended September 30, 2014. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust.

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

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). As of September 30, 2014, we had investments in five jointly-owned LLCs, all of which are accounted for by the equity method as of September 30, 2014. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013 as a result of a master lease arrangement with a wholly-owned subsidiary of UHS. As previously disclosed, the master lease expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method through December 31, 2013. Effective January 1, 2014, we purchased the third-party minority ownership interests in Palmdale Medical Properties and Sparks Medical Properties in which we formerly held non-controlling majority ownership interests. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs and we began accounting for them on a consolidated basis effective January 1, 2014. Additionally, effective August 1, 2014, we purchased the third-party minority ownership interests in the six LLCs listed below in which we formerly held non-controlling majority ownership interests ranging from 85% to 95%. As a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs and we began accounting for them on a consolidated basis effective August 1, 2014. At the effective date of the purchase of the minority interests, each of the property’s assets and liabilities (Palmdale Medical Properties, Sparks Medical Properties and the six LLCs listed below) are recorded at their fair values. (See Note 4 to the consolidated financial statements for additional disclosure).

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 27% and 30% of our consolidated revenues for the three months ended September 30, 2014 and 2013, respectively, and approximately 29% and 30% of our consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three and nine-month periods ended September 30, 2014 and 2013. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS.

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

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s current lease term in December, 2014, it intends to exercise its option to purchase the real property of the facility. We anticipate that the sale of The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, will occur on December 31, 2014. Our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS are both required to obtain appraisals of the property to determine its fair market value. Based upon the preliminary property appraisals obtained by each party, we estimate that the sales proceeds in connection with the divestiture of The Bridgeway will approximate $17.0 million to $17.5 million. Should the divestiture of The Bridgeway occur as outlined above, we estimate that our results of operations for the three and twelve-month periods ended December 31, 2014 will include a gain on divestiture of approximately $12.6 million to $13.1 million.

In addition, UHS is currently negotiating with us regarding our potential ownership of the real property of two free-standing emergency departments located in Texas which are currently under construction and scheduled to be completed during the first quarter of 2015. Since these potential transactions are contingent upon the completion and execution of acquisition and lease agreements (subsidiaries of UHS are expected to operate the facilities), we can provide no assurance that these transactions will ultimately occur. Should they occur, pursuant to the terms of acquisition and lease agreements as currently contemplated, we estimate that the aggregate acquisition cost of these facilities will approximate $12.5 million to $13.0 million, and the aggregate rental revenues earned at the commencement of the leases will approximate $850,000 to $900,000 annually.

The table below details the existing lease terms and renewal options for each of the UHS hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	UHS has three 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	UHS provided notification to us that, upon expiration of The Bridgeway’s current lease term in December, 2014, it intends to exercise its option to purchase the real property of the facility, as discussed above.

As discussed above, Palmdale Medical Plaza, which is located in Palmdale, California, on the campus of a UHS hospital, had a master lease commitment by a wholly-owned subsidiary of UHS which expired effective as of July 1, 2013. This MOB, tenants of which include subsidiaries of UHS, was completed and opened during the third quarter of 2008 at which time the master lease commenced. The LLC that owns this MOB was deemed to be a variable interest entity during the term of the master lease and was therefore consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC was no longer deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method from July 1, 2013 through December 31, 2013.

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

We have funded $2.5 million in equity as of September 30, 2014, and are committed to fund an additional $500,000, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by Texoma Medical Center (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $14.9 million, which is non-recourse to us, outstanding as of September 30, 2014. As this LLC is not considered to be a variable interest entity and does not meet the other criteria requiring consolidation of an investment, it is accounted for pursuant to the equity method.

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

The Advisory Agreement provides that the Advisor is entitled to receive an annual advisory fee equal to 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheet. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our condensed consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2014 or 2013 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $653,000 and $603,000 for the three months ended September 30, 2014 and 2013, respectively, and were based upon average invested real estate assets of $373 million and $345 million for the three-month periods ended September 30, 2014 and 2013, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $1.9 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively, and were based upon average invested real estate assets of $359 million and $335 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2014 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of September 30, 2014 and December 31, 2013, UHS owned 6.1% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 27% and 30% of our consolidated revenues during the three month periods ended September 30, 2014 and 2013, respectively, and comprised approximately 29% and 30% of our consolidated revenues during the nine months ended September 30, 2014 and 2013, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

We declared and paid dividends of $8.1 million, or $.63 per share, during the third quarter of 2014 and $7.9 million, or $.625 per share, during the third quarter of 2013. We declared and paid dividends of $24.3 million, or $1.885 per share, during the nine-month period ended September 30, 2014 and $23.7 million, or $1.87 per share, during the nine-month period ended September 30, 2013.

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

Pursuant to this ATM program, during the first nine months of 2014, we issued 57,410 shares at an average price of $42.67 per share (all issued during the first quarter of 2014). Including the shares issued at the end of the fourth quarter of 2013, which settled during the first quarter of 2014, the ATM program generated approximately $2.9 million of net cash proceeds, (net of approximately $182,000, consisting of compensation of approximately $76,000 to Merrill Lynch, as well as approximately $106,000 of other various fees and expenses) during the first nine months of 2014. Approximately $592,000 of net cash proceeds (net of approximately $15,000 of compensation to Merrill Lynch) related to the shares issued late in the fourth quarter of 2013 and were received by us during the first quarter of 2014. Since inception of this program through September 30, 2014, we have issued 212,123 shares at an average price of $41.97 per share, which generated approximately $8.4 million of cash proceeds (net of approximately $537,000, consisting of compensation of approximately $222,000 to Merrill Lynch, as well as approximately $315,000 of other various fees and expenses).

(4) Acquisitions, Dispositions and New Construction

Nine Months Ended September 30, 2014:

Acquisitions:

•	On August 27, 2014, we purchased the Hanover Emergency Center, a 22,000 rentable square feet, free-standing, full service emergency and imaging center, located in Mechanicsville, VA, for approximately $8.6 million. The single-tenant property is occupied pursuant to the terms of a 10-year lease with HCA Health Services of Virginia, Inc.

The aggregate purchase price for this clinic was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place lease at the clinic at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.8 years at the time of acquisition.

Land	$1,300
Buildings and improvements	6,224
Intangible assets	1,026

Net cash paid	$8,550

•	Additionally, effective August 1, 2014, we paid an aggregate of $6.8 million (consisting of $3.3 million in cash and $3.5 million in the form of a note payable to the previous third-party member, with a maturity date of January 5, 2015 and reflected in “Accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet at September 30, 2014 ) to purchase the minority ownership interests held by third-party members in six LLCs (as noted in the table below) in which we previously held various noncontrolling, majority ownership interests ranging from 85% to 95%. As a result of these minority ownership purchases, we now own 100% of each of these LLCs, which own medical office buildings and a clinic, and began accounting for each on a consolidated basis effective August 1, 2014. Pursuant to current accounting standards, during the third quarter of 2014, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $25.1 million non-cash gain, which is included in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014, representing the difference between the fair values and the equity method carrying value of each investment. The calculated fair value, utilizing the income capitalization approach, is based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property. Each property’s continued cash flow analysis was also utilized in estimating the fair value of the property, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
3811 Bell Medical Properties	95%	3811 E. Bell Medical Building Medical Plaza

The aggregate fair values of these MOBs was preliminarily allocated to estimated net tangible property ($64.5 million), identified intangible assets ($3.7 million), and long term debt ($19.0 million), and may be adjusted based upon final valuations determined pursuant to third-party appraisals. Substantially all of the intangible assets include the value of the in-place leases at these MOBs at the time of acquisition which will be amortized over the combined average remaining lease term of approximately 4.7 years at the time of acquisition. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

•	Additionally, we paid an aggregate of $7.2 million to purchase the following in January, 2014 in a single transaction:

•	The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and;

•	The Northwest Medical Center at Sugar Creek – a 16,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

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

•	Additionally, effective January 1, 2014, we paid an aggregate of $170,000 to purchase the 5% minority ownership interests held by third-party members in two LLCs in which we previously held noncontrolling, 95% majority ownership interests (Palmdale Medical Properties and Sparks Medical Properties). As a result of these minority ownership purchases, we now own 100% of each of these LLCs and began accounting for each property on a consolidated basis effective January 1, 2014. Pursuant to current accounting standards, during the first quarter of 2014, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $316,000 non-cash gain, which is included in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2014, representing the difference between the fair values and the equity method carrying value of each investment. The calculated fair value, utilizing the income capitalization approach, is based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property. The property’s continued cash flow analysis were also utilized in estimating the fair value of the property, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates.

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

Divestitures:

There were no divestitures during the first nine months of 2014.

Nine Months Ended September 30, 2013:

Acquisition:

On August 22, 2013, we purchased the Ward Eagle Office Village, a medical office building located in Farmington Hills, Michigan. This multi-tenant MOB, which was purchased for approximately $4.1 million, consists of approximately 16,282 rentable square feet. The net tangible and intangible property asset allocation of the total purchase price was recorded during the third quarter of 2013.

On June 6, 2013, we purchased the 5004 Poole Road medical office building located in Denison, Texas, on the campus of Texoma Medical Center, a wholly-owned subsidiary of UHS. This single-tenant MOB, which was purchased for approximately $625,000, consists of approximately 4,400 rentable square feet and is located adjacent to our Texoma Medical Plaza MOB.

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

At September 30, 2014, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. As of September 30, 2014, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests, as noted in the table below. As a result of these minority ownership purchases, we now own 100% of each of these LLCs and began to account for them on a consolidated basis effective August 1, 2014. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
3811 Bell Medical Properties	95%	3811 E. Bell Medical Building Medical Plaza

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

At September 30, 2014, the LLCs in which we hold various non-controlling ownership interests are not variable interest entities and therefore are not subject to consolidation. As a result of master lease arrangements between UHS and various LLCs in which we hold majority non-controlling ownership interests, we have consolidated or deconsolidated these LLCs as required in accordance with the FASB’s standards and guidance.

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

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2014:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	Suburban Medical Plaza II
Brunswick Associates	74%	Mid Coast Hospital MOB

Name of LLC/LP	Ownership	Property Owned by LLC
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Grayson Properties (a.)(c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	Tenants of this medical office building include subsidiaries of UHS.
(b.)	We have funded $5.2 million in equity as of September 30, 2014 and are committed to invest an additional $1.2 million. This LLC has a third-party term loan of $23.5 million, which is non-recourse to us, outstanding as of September 30, 2014.
(c.)	We have funded $2.5 million in equity as of September 30, 2014, and are committed to fund an additional $500,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $14.9 million, which is non-recourse to us, outstanding as of September 30, 2014.
(d.)	During the third quarter of 2012, this limited partnership entered into an agreement to develop, construct, own and operate the Forney Medical Plaza II, which opened on April 1, 2013. We have committed to invest up to $2.5 million in equity and debt financing, of which $1.4 million has been funded as of September 30, 2014. This LLC has a third-party term loan of $5.6 million, which is non-recourse to us, outstanding as of September 30, 2014.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2014 and 2013. The combined statements of income for the three and nine months ended September 30, 2014 include the financial results through July 31, 2014, for the six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) that we began to account for on a consolidated basis as of August 1, 2014, as discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(c.)	2013 (b.)	2014(c.)	2013 (b.)
	(amounts in thousands)
Revenues	$3,905	$5,320	$13,828	$15,566
Operating expenses	1,691	2,099	5,826	6,499
Depreciation and amortization	626	985	2,401	2,969
Interest, net	862	1,716	3,541	4,714

Net income	$726	$520	$2,060	$1,384

Our share of net income (a.)	$499	$515	$1,771	$1,545

(a.)	Our share of net income includes interest income earned by us on various advances made to LLCs of approximately $122,000 and $511,000 for the three months ended September 30, 2014 and 2013, respectively, and $834,000 and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.
(b.)	As mentioned above, we began to account for Sparks Medical Properties on a consolidated basis as of January 1, 2014. Prior to January 1, 2014, the financial results of this entity were accounted for under the equity method on an unconsolidated basis. These amounts include the financial results for Sparks Medical Properties for the three and nine months ended September 30, 2013. As also mentioned above, we began to account for Palmdale Medical Properties on a consolidated basis as of January 1, 2014. Prior thereto, as a result of a master lease commitment with a wholly-owned subsidiary of UHS which expired effective as of July 1, 2013, Palmdale Medical Properties was accounted for on a consolidated basis through the six-month period ended June 30, 2013 and is therefore reflected in the table above for only the three-month period of July 1, 2013 through September 30, 2013.
(c.)	As mentioned above, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) on a consolidated basis as of August 1, 2014. Prior to August 1, 2014, the financial results of these entities were accounted for under the equity method on an unconsolidated basis. The three months ended September 30, 2014, include the financial results of the six mentioned LLCs for July, 2014, and the nine months ended September 30, 2014, include the financial results of the six mentioned LLCs for seven months ended July 31, 2014.

Below are the condensed combined balance sheets (unaudited) for the LLCs accounted for under the equity method:

	September 30, 2014(a.)	December 31, 2013(a.)(b.)
	(amounts in thousands)
Net property, including CIP	$61,919	$119,547
Other assets	6,013	9,479

Total assets	$67,932	$129,026

Liabilities	$2,490	$5,336
Mortgage notes payable, non-recourse to us	51,829	80,112
Advances payable to us	—	22,911
Equity	13,613	20,667

Total liabilities and equity	$67,932	$129,026

Our share of equity and advances to LLCs	$8,531	$39,201

(a.)	The amounts presented include the balance sheet amounts for each of the five entities that are accounted for on an unconsolidated basis as of September 30, 2014.
(b.)	As mentioned above, we began to account for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014. As also mentioned above, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) on a consolidated basis as of August 1, 2014. The amounts reflected for December 31, 2013, include the balance sheet amounts for each of these entities since they were accounted for on an unconsolidated basis pursuant to the equity method as of December 31, 2013.

As of September 30, 2014, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2014	$317
2015	31,414
2016	358
2017	5,547
2018	259
2019 and After	13,934

Total	$51,829

Name of LLC	Mortgage/ Construction Loan Balance (a.)	Maturity Date
Brunswick Associates (b.)	7,825	January, 2015
Arlington Medical Properties	23,481	October, 2015
FTX MOB Phase II (c.)	5,577	August, 2017
Grayson Properties (d.)	14,946	September, 2021

	$51,829

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We expect to refinance this loan during 2014 (matures in January, 2015) at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit agreement.
(c.)	This loan was converted from a construction loan to a term loan in August, 2014, pursuant to the terms of the loan agreement.
(d.)	This loan was refinanced in September, 2014 for s seven year term at a fixed rate of 5.034%. This loan includes two one-year extension options.

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

The LLCs in which we have invested maintain property insurance on all properties. Although we believe that generally our properties are adequately insured, two of the wholly-owned LLCs own properties in California that are located in earthquake zones. These properties are not covered by earthquake insurance since earthquake insurance is no longer available at rates which are economical in relation to the risks covered.

(6) Recent Accounting Pronouncements

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

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

(7) Debt and Financial Instruments

Debt:

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. We are in the early stages of renegotiating our Credit Agreement and expect to complete a replacement credit facility within the next three months. We can provide no assurance that a replacement credit facility will be obtained on acceptable terms. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At September 30, 2014, we had $120.5 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our revolving credit agreement. We had $23.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2014. There are no compensating balance requirements.

On July 1, 2014, we borrowed an additional $9.1 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Summerlin Hospital Medical Office Building I. The mortgage loan on this property matured on July 1, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2014
Tangible net worth	$125,000	$154,313
Debt to total capital	< 55%	40.0%
Debt service coverage ratio	> 3.00x	26.2x
Debt to cash flow ratio	< 3.50x	1.75x

We have sixteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2014, with a combined outstanding balance of $123.7 million (excluding net debt premium of $584,000). The following table summarizes our outstanding mortgages, excluding net debt premium, at September 30, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Spring Valley Medical Office Building fixed rate mortgage loan (b.)	$4,972	5.50%	2015
Desert Valley Medical Center floating rate mortgage loan	3,889	3.40%	2015
Palmdale Medical Plaza fixed rate mortgage loan	6,047	3.69%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,107	3.41%	2016
Peace Health fixed rate mortgage loan	21,359	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,239	2.91%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,814	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,803	5.50%	2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,518	5.88%	2017

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan	10,717	3.41%	2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,510	3.41%	2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,518	4.85%	2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,922	6.50%	2019

700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,643	4.54%	2022
BRB Medical Office Building fixed rate mortgage loan	6,715	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	5,964	5.56%	2025

Total	$123,737

(a)	Amortized principal payments are made on a monthly basis.
(b)	We expect this loan, which has a maturity date of February 10, 2015, to be refinanced for a three to ten year term at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $125 million as of September 30, 2014. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities including acute care hospitals, behavioral healthcare facilities, rehabilitation hospitals, sub-acute facilities, surgery centers, childcare centers and medical office buildings (“MOBs”). As of September 30, 2014, we have fifty-nine real estate investments or commitments located in seventeen states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral healthcare, one rehabilitation and two sub-acute;

•	one ambulatory care center;

•	forty-seven medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;

•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”);

•	a number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators;

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;

•	lost revenues from purchase option exercises and lease expirations and renewals, loan repayments and other restructuring. The Bridgeway’s (“Bridgeway”) lease term is scheduled to expire in December, 2014. UHS provided notification to us that they intend to exercise their option to purchase the real property of the facility, which we anticipate will occur on December 31, 2014. Although UHS is currently negotiating with us regarding our potential ownership of the real property of two free-standing emergency departments which are currently under construction, and related lease agreements with subsidiaries of UHS, we can provide no assurance these transactions will ultimately occur. See “Relationship with UHS and Related Party Transactions” in Note 2 to the condensed consolidated financial statements for additional information;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities;

•	failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit and/or capital market conditions, which may adversely affect, on acceptable terms, our access to sources of capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities;

•	further deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

•	a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS, which may unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties;

•	real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being implemented;

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

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what federal other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business;

•	two wholly-owned LLCs that own properties in California, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

•	the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital;

•	changes in, or inadvertent violations of, tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	should we be unable to comply with the strict income distribution requirements applicable to REITs, utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition;

•	our majority ownership interests in various LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating agreements of most of the LLCs, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 days of the acceptance by the Non-Offering Member;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

At September 30, 2014, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. As of September 30, 2014, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013. As previously disclosed, the master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties under the equity method.

Effective August 1, 2014, we purchased the third-party minority ownership interests in six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza). Effective January 1, 2014, we purchased the third-party minority ownership interests in Palmdale Medical Properties and Sparks Medical Properties. We formerly held non-controlling majority ownership interests in all of these LLCs, and as a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs. As a result, we began accounting for the six LLCs mentioned above on a consolidated basis effective August 1, 2014 and we began accounting for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014. Each of the property’s assets and liabilities were recorded at their fair values.

Five of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions - UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of September 30, 2014 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 27% and 30% of our consolidated revenues for the three month periods ended September 30, 2014 and 2013, respectively, and approximately 29% and 30% of our consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 22% of the combined consolidated and unconsolidated revenue for each of the three and nine-month periods ended September 30, 2014 and 2013. In addition, twelve MOBs, that are either wholly or jointly-owned, include or will include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s current lease term in December, 2014, it intends to exercise its option to purchase the real property of the facility. We anticipate that the sale of The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, will occur on December 31, 2014. Our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS are both required to obtain appraisals of the property to determine its fair market value. Based upon the preliminary property appraisals obtained by each party, we estimate that the sales proceeds in connection with the divestiture of The Bridgeway will approximate $17.0 million to $17.5 million. Should the divestiture of The Bridgeway occur as outlined above, we estimate that our results of operations for the three and twelve-month periods ended December 31, 2014 will include a gain on divestiture of approximately $12.6 million to $13.1 million.

In addition, UHS is currently negotiating with us regarding our potential ownership of the real property of two free-standing emergency departments located in Texas which are currently under construction and scheduled to be completed during the first quarter of 2015. Since these potential transactions are contingent upon the completion and execution of acquisition and lease agreements (subsidiaries of UHS are expected to operate the facilities), we can provide no assurance that these transactions will ultimately occur. Should they occur, pursuant to the terms of acquisition and lease agreements as currently contemplated, we estimate that the aggregate acquisition cost of these facilities will approximate $12.5 million to $13.0 million, and the aggregate rental revenues earned at the commencement of the leases will approximate $850,000 to $900,000 annually.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014 includes the revenues and expenses associated with each of these properties for the two month period ended September 30, 2014. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above.

Effective January 1, 2014, we purchased the 5% minority ownership interests held by third-party members in Palmdale Medical Properties and Sparks Medical Properties, two LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these LLCs and our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014 includes the revenues and expenses associated with each of these properties. Prior to January 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method. Prior to our purchase of the minority ownership interest in Palmdale, and as a result of a master lease agreement with a wholly-owned subsidiary of UHS which expired on July 1, 2013, Palmdale was previously included in our financial statements on a consolidated basis during the period of January 1, 2013 through June 30, 2013, and on an unconsolidated basis during the period of July 1, 2013 through December 31, 2013. The tables below provide supplemental financial information related to each of the above-mentioned entities for the three and nine-month periods ended September 30, 2013, as reflected on a financial statement presentation basis similar to the presentation applied for each entity for the three and nine-month periods ended September 30, 2014. There was no material impact to our net income as a result of the consolidation of these LLCs.

The tables below reflect the “As Adjusted” Statements of Income for the three and nine months ended September 30, 2013, reflecting the following:

Three Months Ended September 30, 2014 as compared to Three Months Ended September 30, 2013:

	As reported in Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2014	As reported in Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2013	Three months ended September 30, 2013 Statements of Income Adjustments (a.)	“As Adjusted” Three Months Ended September 30, 2013	“As Adjusted” Variance
Revenues	$15,258	$13,448	$1,548	$14,996	$262
Expenses:
Depreciation and amortization	5,247	4,577	382	4,959	(288)
Advisory fees to UHS	653	603	0	603	(50)
Other operating expenses	4,462	3,636	767	4,403	(59)
Transaction costs	198	39	0	39	(159)

	10,560	8,855	1,149	10,004	(556)

Income before equity in income of unconsolidated LLCs, interest expense and gains	4,698	4,593	399	4,992	(294)
Equity in income of unconsolidated LLCs	499	515	(71)	444	55
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	25,093	0	0	0	25,093
Interest expense, net	(2,149)	(1,805)	(328)	(2,133)	(16)

Net income	$28,141	$3,303	$0	$3,303	$24,838

(a.)	Adjustments include: (i) revenue and expense impact for the two months ended September 30, 2013, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above, and; (ii) revenue and expense impact for the three months ended September 30, 2013 for Sparks Medical Properties and Palmdale Medical Properties that we began consolidating effective January 1, 2014.

Nine Months Ended September 30, 2014 as compared to Nine Months Ended September 30, 2013:

	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2014	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2013	Nine months ended September 30, 2013 Statements of Income Adjustments (a.)	“As Adjusted” Nine Months Ended September 30, 2013	“As Adjusted” Variance
Revenues	$43,863	$40,835	$2,124	$42,959	$904
Expenses:
Depreciation and amortization	14,855	14,113	548	14,661	(194)
Advisory fees to UHS	1,883	1,759	0	1,759	(124)
Other operating expenses	12,529	11,045	1,134	12,179	(350)
Transaction costs	301	170	0	170	(131)

	29,568	27,087	1,682	28,769	(799)

Income before equity in income of unconsolidated LLCs, interest expense and gains	14,295	13,748	442	14,190	105
Equity in income of unconsolidated LLCs	1,771	1,545	11	1,556	215

	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2014	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2013	Nine months ended September 30, 2013 Statements of Income Adjustments (a.)	“As Adjusted” Nine Months Ended September 30, 2013	“As Adjusted” Variance
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	25,409	0	0	0	25,409
Interest expense, net	(6,152)	(5,622)	(453)	(6,075)	(77)

Net income	$35,323	$9,671	$0	$9,671	$25,652

(a.)	Adjustments include: (i) revenue and expense impact for the two months ended September 30, 2013, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above; (ii) revenue and expense impact for the three months ended September 30, 2013 for Palmdale Medical Properties that we began consolidating effective January 1, 2014 (this LLC was accounted for on a consolidated basis for the first six months of 2013), and; (iii) revenue and expense impact for the nine months ended September 30, 2013 for Sparks Medical Properties that we began consolidating effective January 1, 2014.

For the three months ended September 30, 2014, net income was $28.1 million as compared to $3.3 million during the comparable prior year quarter. For the nine-month period ended September 30, 2014, net income was $35.3 million as compared to $9.7 million during the comparable nine-month period of the prior year.

The $24.8 million increase in net income during the third quarter of 2014, as compared to the comparable prior year quarter, was attributable to:

•	an increase of $25.1 million from the aggregate gain recorded on the fair value recognition in connection with the purchase of minority interests in majority-owned LLCs, as discussed above;

•	an increase of $82,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of Universal Health Services, Inc. (“UHS”);

•	a decrease of approximately $400,000 attributable to a net increase in depreciation and amortization expense resulting from the fair value recognition recorded in connection with our acquisition of minority ownership interests in various LLCs in January and August, 2014;

•	a decrease of $159,000 resulting from the increase in transaction costs, and;

•	other combined net increases of approximately $225,000.

The increase in net income of $25.7 million during the first nine months of 2014, as compared to the first nine months of 2013, was primarily attributable to:

•	an increase of $25.4 million from the aggregate gain recorded on the fair value recognition in connection with the purchase of minority interests in majority-owned LLCs, as discussed above;

•	an increase of $315,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of UHS;

•	a decrease of approximately $700,000 attributable to a net increase in depreciation and amortization expense resulting from the fair value recognition recorded in connection with our acquisition of minority ownership interests in various LLCs in January and August, 2014;

•	a decrease of $131,000 resulting from the increase in transaction costs, and;

•	other combined net increases of approximately $760,000, including net income generated at properties acquired during 2014 and 2013.

Total revenues increased by $262,000 (“As Adjusted”) during the three months ended September 30, 2014 as compared to the comparable period of 2013, and $904,000 (“As Adjusted”) during the nine months ended September 30, 2014, as compared to the comparable period of 2013. The increases in revenues during the third quarter and the first nine months of 2014, as compared to the comparable periods of 2013, were primarily due to: (i) the revenues generated at MOBs acquired during 2013 and 2014; (ii) an increase in bonus rental revenue, as mentioned above, and; (iii) other combined net changes at existing properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.1 million and $3.9 million (“As Adjusted”) for the three-month periods ended September 30, 2014 and 2013, respectively, and $11.4 million and $11.0 million (“As Adjusted”) for the nine-month periods ended September 30, 2014 and 2013, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and nine-month periods ended September 30, 2014 and 2013, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$28,141	$3,303	$35,323	$9,671
Depreciation and amortization expense on consolidated investments	5,165	4,502	14,620	13,919
Depreciation and amortization expense on unconsolidated affiliates	499	869	1,881	2,411
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	(25,093)	0	(25,409)	0

Funds From Operations	$8,712	$8,674	$26,415	$26,001
Transaction costs	198	39	301	170

Adjusted Funds From Operations	$8,910	$8,713	$26,716	$26,171

Our FFO increased by $38,000 and $414,000, respectively, during the three and nine-month periods ended September 30, 2014, as compared to the comparable periods of 2013. The $38,000 increase in FFO during the third quarter of 2014 as compared to the third quarter of 2013 was attributable to: (i) the $24.8 million increase in net income, as discussed above; (ii) minus the $25.1 million aggregate gain, as discussed above, plus; (iii) a $293,000 net increase in the depreciation and amortization expense incurred at our properties (on a consolidated and unconsolidated basis). The $414,000 increase in FFO during the nine-month period ended September 30, 2014, as compared to the nine-month period of 2013 was primarily attributable to: (i) the $25.7 million increase in net income, as discussed above; (ii) minus the $25.4 million aggregate gain, as discussed above, plus; (iii) a $171,000 net increase in the depreciation and amortization expense incurred at our properties (on a consolidated and unconsolidated basis).

Our AFFO increased by $197,000 and $545,000, respectively, during the three and nine-month periods ended September 30, 2014, as compared to the comparable periods of 2013. The $197,000 increase in AFFO during the third quarter of 2014 as compared to the third quarter of 2013 was due to the $38,000 increase in FFO, as discussed above, plus a net increase of $159,000 in transaction costs. The $545,000 increase in AFFO during the nine-month period ended September 30, 2014, as compared to the comparable period of 2013, is due to the $414,000 increase in FFO, as discussed above, plus a net increase of $131,000 in transaction costs.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $23.9 million and $23.0 million during the nine-month periods ended September 30, 2014 and 2013, respectively. The $883,000 net increase was attributable to:

•	a favorable change of $1.1 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt net premium, restricted/stock-based compensation and gains on purchase of minority interests in majority-owned LLCs), as discussed above in Results of Operations;

•	a favorable change of $178,000 due to an increase in prepaid rents;

•	an unfavorable change of $514,000 in accrued expenses and other liabilities resulting primarily from the timing of accrued expenses and other liabilities disbursements, and;

•	other combined net favorable changes of $150,000.

Net cash used in investing activities

Net cash used in investing activities was $19.1 million during the nine months ended September 30, 2014 as compared to $12.1 million during the nine months ended September 30, 2013.

During the nine-month period ended September 30, 2014, we funded: (i) $1.2 million in equity investments in various unconsolidated LLCs; (ii) $2.0 million in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $15.6 million to acquire the real estate assets of three medical office buildings, as discussed above, and; (iv) $3.5 million (plus a note payable of $3.5 million to the previous third-party minority interest member) to acquire the minority interests in eight majority-owned LLCs in two separate transactions effective August 1, 2014 and January 1, 2014, as discussed above. In addition, during the nine-month period ended September 30, 2014, we received: (i) $2.3 million of cash distribution proceeds in connection with refinancing of third-party debt by the LLC that owns the Texoma Medical Plaza in which we have a 95% non-controlling equity interest, and; (ii) $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

During the nine-month period ended September 30, 2013, we funded: (i) $2.6 million in equity investments in various unconsolidated LLCs; (ii) $4.4 million in advances in the form of member loans to unconsolidated LLCs; (iii) $2.3 million in capital additions to real estate investments primarily for tenant improvements at various MOBs, and; (iv) $4.7 million to acquire the real estate assets of two medical office buildings, as dicussed above. In addition, during the nine-month period ended September 30, 2013, we received: (i) $1.8 million of cash distributions in excess of income from our unconsolidated LLCs, and; (ii) $109,000 in repayments of advances previously made to unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $6.0 million during the nine months ended September 30, 2014, as compared to $10.8 million during the nine months ended September 30, 2013.

During the nine-month period ended September 30, 2014, we: (i) received $26.8 million of additional net borrowings on our revolving line of credit, and; (ii) generated $3.1 million of net cash from the issuance of shares of beneficial interest, (as discussed below). Additionally, during the nine months ended September 30, 2014, we paid: (i) $11.5 million on mortgage and other notes payable that are non-recourse to us, (including the pay-off of the $9.1 million outstanding mortgage balance on the Summerlin Hospital Medical Office Building I utilizing funds borrowed under our revolving credit facility), and; (ii) $24.3 million of dividends.

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

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. Pursuant to this ATM program, during the first nine months of 2014, we issued 57,410 shares at an average price of $42.67 per share (all issued during the first quarter of 2014). Including the shares issued at the end of the fourth quarter of 2013, which settled during the first quarter of 2014, the ATM program generated approximately $2.9 million of net cash proceeds, (net of approximately $182,000, consisting of compensation of approximately $76,000 to Merrill Lynch, as well as approximately $106,000 of other various fees and expenses) during the first nine months of 2014. Approximately $592,000 of net cash proceeds (net of approximately $15,000 of compensation to Merrill Lynch) related to the shares issued late in the fourth quarter of 2013 were received by us during the first quarter of 2014. Since inception of this program, we have issued 212,123 shares at an average price of $41.97 per share, which generated approximately $8.4 million of cash proceeds (net of approximately $537,000, consisting of compensation of approximately $222,000 to Merrill Lynch, as well as approximately $315,000 of other various fees and expenses).

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2014 and 2013:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $23.9 million and $23.0 million during the nine-month periods ended September 30, 2014 and 2013, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, restricted/stock-based compensation expense as well as the gains recorded during the first nine months of 2014, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.0 million and $1.8 million during the nine months ended September 30, 2014 and 2013, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $24.9 million and $24.8 million of net cash during the nine months ended September 30, 2014 and 2013, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $24.3 million and $23.7 million during the nine months ended September 30, 2014 and 2013, respectively. During the first nine months of 2014, the $24.9 million of net cash generated related to the operating activities of our properties was approximately

$600,000 more than the $24.3 million of dividends paid during the period. During the first nine months of 2013, the $24.8 million of net cash generated related to operating activities of our properties was approximately $1.0 million more than the $23.7 million of dividends paid during the period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2014 and 2013. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($109,000 for the nine months ended September 30, 2013); (ii) cash distributions of refinancing proceeds from an LLC ($2.3 million for the nine months ended September 30, 2014); (iii) net borrowings on our revolving credit agreement ($26.8 million and $15.4 million for the nine months ended September 30, 2014 and 2013, respectively); (iv) proceeds from mortgage notes payable ($11.2 million for the nine months ended September 30, 2013), and; (v) net cash generated in connection with the issuance of shares of beneficial interest ($3.1 million and $194,000 for the nine months ended September 30, 2014 and 2013, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($1.2 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively); (ii) advances made to LLCs ($4.4 million for the nine months ended September 30, 2013); (iii) net real estate additions ($2.0 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively); (iv) repayments of mortgage and other notes payable ($11.5 million and $13.7 million for the nine months ended September 30, 2014 and 2013, respectively); (v) financing cost paid on mortgage and other notes payable ($95,000 for the nine months ended September 30, 2013); (vi) acquisition of minority interests in majority-owned LLCs ($3.5 million for the nine months ended September 30, 2014), and; (vii) acquisitions of medical office buildings ($15.6 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $150 million revolving credit facility agreement (which has $23.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2014); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. We are in the early stages of renegotiating our Credit Agreement and expect to complete a replacement credit facility within the next three months. We can provide no assurance that a replacement credit facility will be obtained on acceptable terms. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At September 30, 2014, we had $120.5 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our revolving credit agreement. We had $23.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2014. There are no compensating balance requirements.

On July 1, 2014, we borrowed an additional $9.1 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Summerlin Hospital Medical Office Building I. The mortgage loan on this property matured on July 1, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at September 30, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2014
Tangible net worth	$125,000	$154,313
Debt to total capital	< 55%	40.0%
Debt service coverage ratio	> 3.00x	26.2x
Debt to cash flow ratio	< 3.50x	1.75x

We have sixteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2014, with a combined outstanding balance of $123.7 million (excluding net debt premium, of $584,000 at September 30, 2014). The following table summarizes our outstanding mortgages, excluding net debt premium, at September 30, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Spring Valley Medical Office Building fixed rate mortgage loan (b.)	4,972	5.50%	2015
Desert Valley Medical Center floating rate mortgage	3,889	3.40%	2015
Palmdale Medical Plaza fixed rate mortgage loan	6,047	3.69%	2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,107	3.41%	2016
Peace Health fixed rate mortgage loan	21,359	5.64%	2017
Auburn Medical II floating rate mortgage loan	7,239	2.91%	2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,814	6.00%	2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,803	5.50%	2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,518	5.88%	2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,717	3.41%	2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,510	3.41%	2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,518	4.85%	2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,922	6.50%	2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,643	4.54%	2022

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
BRB Medical Office Building fixed rate mortgage loan	6,715	4.27%	2022
Tuscan Professional Building fixed rate mortgage loan	5,964	5.56%	2025

Total	$123,737

(a.)	Amortized principal payments are made on a monthly basis.
(b.)	We expect this loan, which has a maturity date of February 10, 2015, to be refinanced for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2014 totaled $6.3 million consisting of: (i) $2.1 million related to Centennial Hills Medical Properties; (ii) $1.3 million related to Palmdale Medical Properties; (iii) $1.3 million related to Banburry Medical Properties; (iv) $1.1 million related to FTX MOB Phase II, LP; and; (v) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013 which included two additional interest rate cap agreements entered into during the first quarter of 2014. Otherwise, there have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2014.

Item 4.	Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2014	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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