Form 10-K
period 2014-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2015-03-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2014: $555,012,765 (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2015: 13,301,298

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2014 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2014. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and thirteen medical office buildings, including certain properties owned by limited liability companies in which we either hold 100% of the ownership interest or various non-controlling, majority ownership interests, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of February 28, 2015 we have sixty-one real estate investments or commitments located in eighteen states in the United States consisting of: (i) six hospital facilities including three acute care, one rehabilitation and two sub-acute; (ii) forty-eight MOBs; (iii) three free-standing emergency departments, and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2014. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 28, 2015, we have investments in sixty-one facilities, located in eighteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing Building A(B)	Kingwood, TX	MOB	100%	—
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.

Facility Name	Location	Type of Facility	Ownership	Guarantor
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center(B) 8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(E)	Scottsdale, AZ	MOB	100%	—
Sheffield Medical Building(B)	Atlanta, GA	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	75%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(E)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center(E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
North Valley Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(H)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(J)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek(E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)(K)	Mechanicsville, VA	Free-standing Emergency	100%	—
Weslaco Free-standing Emergency Department(L)	Weslaco, TX	Free-standing Emergency	100%	—
Mission Free-standing Emergency Department(L)	Mission, TX	Free-standing Emergency	100%	—
Haas Medical Office Park (E)(I)	Ottumwa, IA	MOB	100%	Regional Hospital Partners

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a noncontrolling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.

(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)	The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire on May 31, 2019.
(G)	Real estate assets owned by an LLC in which we have a noncontrolling ownership interest as indicated above. Tenants of this MOB include subsidiaries of UHS.
(H)	This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.
(I)	This MOB was acquired during the first quarter of 2015.
(J)	Real estate assets owned by a limited partnership (“LP”) in which we have a noncontrolling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(K)	This free-standing emergency department was acquired during the third quarter of 2014 and has a 10-year initial term lease agreement with HCA Health Services of Virginia, Inc.
(L)	This free-standing emergency department was acquired during the first quarter of 2015 and has a 10-year initial term lease agreement with a subsidiary of UHS.

Other Information

Included in our portfolio at December 31, 2014 are six hospital facilities with an aggregate investment of $130.4 million, (excluding the Bridgeway which was sold on December 31, 2014, as discussed below). The leases with respect to the seven hospital facilities, including the Bridgeway, comprised approximately 33% of our consolidated revenues in 2014 and approximately 36% of our consolidated revenues in each of 2013 and 2012.

As of January 1, 2015, the leases on our six hospital facilities have fixed terms with an average of 2.8 years remaining and include renewal options ranging from one to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year (including Bridgeway which was sold on December 31, 2014, as discussed herein), the combined weighted average Coverage Ratio was approximately 8.0 (ranging from 2.7 to 18.3) during 2014, 6.3 (ranging from 2.5 to 18.5) during 2013 and 5.9 (ranging from 2.1 to 14.4) during 2012. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of the leases for our hospital facilities, free-standing emergency departments and the preschool and childcare centers, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

See our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Annual Report for our total assets, liabilities, debt, revenues, income and other operating information.

Relationship with Universal Health Services, Inc. (“UHS”)

Leases:    We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. The hospital leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each hospital leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 36% of our total revenue for the five years ended December 31, 2014 (approximately 28% for the year ended December 31, 2014 and approximately 30% for each of the years ended December 31, 2013 and 2012). The decrease during 2014 as compared to 2013, is due primarily to the 2014 purchase of the third-party minority ownership interests in eight LLCs in which we previously held noncontrolling majority ownership interests. As a result of these transactions, we own 100% of each of these LLCs and began accounting for each on a consolidated basis effective on the date of purchase of the minority ownership interests. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2014 (approximately 22% for each of the years ended December 31, 2014 and 2013 and 21% for the year ended December 31, 2012). In addition, including the two free-standing emergency departments (“FEDs”) acquired by us from subsidiaries of UHS during the first quarter of 2015 (as discussed below), fifteen MOBs/FEDs, that are either wholly or jointly-owned, include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value.

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Upon expiration of the lease, the wholly-owned subsidiary of UHS exercised its option to purchase the real property of the facility and on December 31, 2014, The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain appraisals of the property to determine its fair market value. Based upon the independent property appraisals obtained by each party, the sales price of The Bridgeway was $17.3 million. A gain on divestiture of approximately $13.0 million is included in our results of operations for the twelve-month period ended December 31, 2014. During each of the last three years, our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

During the first quarter of 2015, we purchased, from UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and will be operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms have been executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenues earned by us at the commencement of the leases will be approximately $900,000 annually. These two leases are cross defaulted with one another.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the hospital leases.

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

The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2014 and 2013, and 0.65% during 2012, of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2014, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2015 pursuant to the same terms as the Advisory Agreement in place during 2014 and 2013.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2014, 2013 or 2012 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.5 million during 2014, $2.4 million during 2013 and $2.1 million during 2012 and were based upon average invested real estate assets of $363 million, $338 million and $326 million during 2014, 2013 and 2012, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2014 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2014 and 2013, UHS owned 5.9% and 6.1%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 28% of our consolidated revenues for the year ended December 31, 2014 and 30% of our consolidated revenues for each of the years ended December 31, 2013 and 2012, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s success and competitive advantage. Typically, physicians are responsible for making hospital admission decisions and for directing the course of patient treatment. The operators of our facilities also compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. From time-to-time, the operators of our acute care hospitals may experience the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Our operators may experience difficulties attracting and retaining qualified physicians, nurses and medical support personnel. We anticipate that our operators, including UHS, will continue to encounter increased competition in the future that could lead to a decline in patient volumes and harm their businesses, which in turn, could harm our business.

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

Regulation and Other Factors

During 2014, 2013 and 2012, 25%, 28% and 28%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our hospital facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

Each of our hospital facilities is deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. The operators of our hospital facilities believe that the facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our hospital facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and their business, and in turn, ours, could be materially adversely affected.

The various factors and government regulation related to the healthcare industry, such as those outlined above, affects us because:

(i)	The financial ability of lessees to make rent payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and;

(ii)	Our bonus rents on the three acute care hospitals operated by subsidiaries of UHS are based on our lessees’ net revenues which in turn are affected by the amount of reimbursement such lessees receive from the government.

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

For outpatient services, acute care hospitals are paid under an outpatient prospective payment system (“PPS”) according to ambulatory procedure codes. The outpatient PPS rate is a geographic adjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the outpatient PPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	77	Chairman of the Board, Chief Executive Officer and President

Charles F. Boyle	55	Vice President and Chief Financial Officer

Cheryl K. Ramagano	52	Vice President, Treasurer and Secretary

Timothy J. Fowler	59	Vice President, Acquisition and Development

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the cost of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”). In addition, on February 15, 2014, Public Law 113-082 was enacted. The Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2024.

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

There have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on the future operating results of the tenants/operators of our properties and, thus, our business.

In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our properties are located in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients in the states that utilize federally facilitated exchanges which would have an adverse impact on the future operating results of the tenants/operators of our facilities located in these states and, thus, our business.

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

In addition, the number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Typically, physicians are responsible for making hospital admission decisions and for directing the course of patient treatment. Since the operators of our facilities also compete with other health care providers, they may experience difficulties in recruiting and retaining qualified hospital management, nurses and other medical personnel.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices and prices for service; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; the implementation of, and continued compliance with, electronic health records’ regulations; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

Our future results of operations could be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Our operators’ patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in certain markets. A worsening of economic conditions may result in a higher unemployment rate which will likely increase the number of individuals without health insurance. As a result, the operators of our facilities may experience a decrease in patient volumes. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced.

For the year ended December 31, 2014, UHS accounted for 35% of our consolidated revenues. In addition, as of December 31, 2014, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2016 (The Bridgeway was sold on December 31, 2014). We cannot assure you that UHS will renew the leases at existing lease rates or fair market value lease rates, or continue to satisfy its obligations to us. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the hospital leases. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on our three acute care hospitals, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2014 we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2014, 22% of our consolidated and unconsolidated revenues were generated by LLCs in which we hold, or held, a majority, non-controlling equity ownership interest. As of December 31, 2014, we hold non-controlling equity ownership interests, ranging from 33% to 95%, in five LLCs/LPs.

Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

Pursuant to the operating and/or partnership agreements of most of the five LLCs in which we continue to hold non-controlling majority ownership interests, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the properties leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates at the end of the lease terms in 2016. If the leases are not renewed, we may be required to find other operators for these facilities and/or enter into leases with less favorable terms. The exercise of purchase options for our facilities may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased facilities, after the expiration of the lease term, may adversely affect our ability to sell or lease a facility, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

Property insurance rates, particularly for earthquake insurance in California, have also continued to increase. We own two MOBs in California that could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered. Our tenants and operators, including UHS, may be unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially expose us to those risks. In addition, our tenants and operators may be unable to pay their lease or mortgage payments, which could potentially decrease our revenues and increase our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time. In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators. Although we have no involvement in the activities of our operators and our standard leases generally require our operators to carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 39.6% (subject to certain additional taxes for certain taxpayers).

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

Many factors, certain of which are outside of our control, could have an adverse effect on the share price of our common stock. These factors include certain of the risks discussed herein, our financial condition, performance and prospects, the market for similar securities issued by REITs, demographic changes, operating results of our operators and other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy, financial markets or overall interest rate environment, or other developments affecting the health care industry.

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

The Master Lease Documents by and among us and certain subsidiaries of UHS, which governs the three acute care hospital properties and the freestanding emergency departments leased to subsidiaries of UHS, includes a change of control provision. The change of control provision grants UHS the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the leased hospital properties at their appraised fair market values. The exercise of this purchase option may result in a less favorable rate of return earned on the sales proceeds received than the rental revenue currently earned on such facilities.

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

	Type of facility	Number of available beds @ 12/31/14						Lease Term			% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
Hospital Facility Name and Location			Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)
			2014	2013	2012	2011	2010
Southwest Healthcare System: Inland Valley Campus(2)(7) Wildomar, California	Acute Care	132	59%	58%	62%	70%	78%	$2,648,000	2016	15	0%	—
McAllen Medical Center(3)(7) McAllen, Texas	Acute Care	430	44%	43%	43%	45%	47%	5,485,000	2016	15	0%	—
Wellington Regional Medical Center(7) West Palm Beach, Florida	Acute Care	153	59%	58%	69%	73%	70%	3,030,000	2016	15	0%	—
HealthSouth Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	85	80%	79%	79%	75%	71%	714,000	2019	5	0%	—
Vibra Hospital of Corpus Christi Corpus Christi, Texas	Sub-Acute Care	74	58%	58%	53%	54%	64%	742,000	2019	25	100%	3%
Kindred Hospital Chicago Central(9) Chicago, Illinois	Sub-Acute Care	84	54%	51%	51%	46%	40%	1,474,000	2016	5	0%	—

	Type of facility						Lease Term
Facility Name and Location		Average Occupancy(1)					Minimum rent(5)	End of initial or renewed term	Renewal term (years)	% of RSF under lease with guaranteed escalators	Range of guaranteed escalation
		2014	2013	2012	2011	2010
Spring Valley MOB I(4) Las Vegas, Nevada	MOB	60%	64%	68%	75%	93%	$544,000	2015-2018	Various	69%	2	%-3%
Spring Valley MOB II(4) Las Vegas, Nevada	MOB	77%	76%	76%	67%	53%	1,087,000	2016-2020	Various	25%	1	%-3%
Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	66%	77%	81%	90%	91%	778,000	2015-2020	Various	43%	2	%-3%
Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	78%	74%	82%	83%	97%	1,263,000	2015-2021	Various	52%	2	%-3%
Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	90%	81%	71%	64%	63%	1,920,000	2015-2024	Various	45%	2	%-3%
St. Mary’s Professional Office Building(11) Reno, Nevada	MOB	100%	98%	99%	100%	99%	4,448,000	2015-2025	Various	28%	2	%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	99%	99%	100%	100%	100%	1,989,000	2015-2019	Various	56%	2	%-4%
Phoenix Children’s East Valley Care Center Phoenix, Arizona	MOB	100%	100%	100%	100%	100%	936,000	2032	20	0%	—
Gold Shadow—700 Shadow(4) Las Vegas, Nevada	MOB	97%	84%	82%	78%	86%	811,000	2015-2020	Various	38%	2%
Gold Shadow—2010 & 2020 Goldring MOBs(4) Las Vegas, Nevada	MOB	64%	92%	95%	95%	91%	889,000	2015-2021	Various	46%	2	%-3%
Centennial Hills MOB(4) Las Vegas, Nevada	MOB	71%	62%	62%	63%	58%	1,459,000	2015-2024	Various	44%	2	%-3%
Suburban Medical Plaza II(11) Louisville, Kentucky	MOB	98%	100%	100%	100%	98%	2,500,000	2015-2025	Various	21%	3%
Lake Pointe Medical Arts Building(6) Rowlett, Texas	MOB	100%	97%	96%	95%	—	1,555,000	2017-2023	Various	24%	3	%-4%
Tuscan Medical Properties(6) Las Colinas, Texas	MOB	91%	99%	98%	100%	—	903,000	2015-2022	Various	100%	2	%-3%
PeaceHealth Medical Clinic(10) Bellingham, Washington	MOB	100%	100%	100%	—	—	2,563,000	2021	20	100%	1%

(1)	Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2014. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.
(2)	In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.
(3)	During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon the acquisition by UHS, the Heart Hospital began operating under the same license as an integrated department of McAllen Medical Center. As a result of combining the operations of the two facilities, the revenues of McAllen Medical Center include revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, since the bonus rent calculation for McAllen Medical Center is based on the combined net revenues of the two facilities, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). In addition, during 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed replacement facility for the South Texas Behavioral Health Center was completed and opened. The license for this facility, the real property of which is not owned by us, was also merged with the license for McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its revenues are excluded from the bonus rent calculation. In 2015, the newly constructed Weslaco and Mission Free Standing Emergency Departments (“FEDs”) were completed and opened. The license for these facilities is part of the license of McAllen Medical Center. The real property of these two FEDs was purchased by us and leased back to McAllen Medical Center. There was no amendment to the McAllen Medical Center lease related to the operations of the FEDs and their revenues will be excluded from the bonus rent calculation. No assurance can be given as to the effect, if any, the consolidation of the facilities as mentioned above, had on the underlying value of McAllen Medical Center. Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms. The average occupancy rates are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital.
(4)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS.
(5)	Minimum rent amounts contain impact of straight-line rent adjustments, if applicable.
(6)	These properties were acquired in 2011.
(7)	See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties.
(8)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(9)	The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the estimated current fair market value of the property exceeds the stipulated minimum price. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.
(10)	This MOB was acquired in January, 2012.
(11)	The real estate assets of these facilities are owned by LLCs in which we hold non-controlling ownership interests (75% applicable to St. Mary’s Professional Office Building and 33% applicable to Suburban Medical Plaza II).

Leasing Trends at Our Significant Medical Office Buildings

During 2014, we had a total of 80 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 11% of the aggregate rentable square feet of these properties (6% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $22 per square foot during 2014. The weighted-average leasing commissions on the new and renewed leases commencing during 2014 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2014 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2014, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments as of December 31, 2014 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2015 of 20% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2015	2015	2016	2017	2018	2019	2020 and Later
Hospital Investements
McAllen Medical Center	422,276	0%	0%	100%	0%	0%	0%	0%
Wellington Regional Medical Center	196,489	0%	0%	100%	0%	0%	0%	0%
Southwest Healthcare System—Inland Valley Campus	164,377	0%	0%	100%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	100%	0%	0%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	0%	0%	100%	0%
Vibra Hospital of Corpus Christi	69,700	0%	0%	0%	0%	0%	100%	0%

Sub-total Hospitals	1,045,836	0%	0%	86%	0%	0%	14%	0%

Other Investements
Medical Office Buildings:
Saint Mary’s Professional Office Building	190,754	0%	5%	1%	8%	0%	2%	84%
Goldshadow—2010—2020 Goldring MOB’s(a)	74,774	32%	21%	5%	21%	2%	0%	19%
Goldshadow—700 Shadow Lane MOB(a)	42,060	3%	45%	6%	11%	0%	12%	23%
Texoma Medical Plaza	115,284	4%	10%	0%	2%	6%	2%	76%
Suburban Medical Plaza II	103,011	4%	2%	9%	1%	6%	2%	76%
Desert Springs Medical Plaza	102,579	44%	13%	2%	0%	6%	8%	27%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building	96,573	26%	7%	6%	2%	13%	5%	41%
Summerlin Hospital Medical Office Building II(a)	92,313	23%	20%	7%	14%	9%	16%	11%
Summerlin Hospital Medical Office Building I(a)	89,636	38%	23%	23%	4%	4%	2%	6%
The Sparks Medical Building	35,127	8%	9%	13%	4%	6%	3%	57%
Vista Medical Terrace	50,921	50%	9%	1%	10%	9%	7%	14%
North Valley Medical Plaza	80,379	59%	14%	5%	4%	10%	3%	5%
Summerlin Hospital Medical Office Building III	77,713	0%	2%	13%	0%	6%	44%	35%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2015	2015	2016	2017	2018	2019	2020 and Later
Mid Coast Hospital MOB	74,629	0%	0%	77%	0%	7%	0%	16%
Sheffield Medical Building	73,446	58%	3%	5%	8%	0%	4%	22%
North West Texas Professional Office Tower	72,351	0%	3%	46%	3%	0%	0%	48%
Rosenberg Children’s Medical Plaza	66,231	1%	3%	17%	0%	74%	5%	0%
Sierra San Antonio Medical Plaza	59,160	32%	4%	6%	9%	7%	3%	39%
Palmdale Medical Plaza	58,150	47%	0%	0%	5%	9%	0%	39%
Spring Valley Medical Office Building	57,828	40%	19%	11%	21%	9%	0%	0%
Spring Valley Medical Office Building II	57,432	17%	0%	13%	0%	39%	14%	17%
Southern Crescent Center II	53,680	35%	0%	11%	0%	0%	15%	39%
Desert Valley Medical Center	53,625	21%	14%	15%	9%	11%	0%	30%
Tuscan Professional Building	52,868	12%	17%	8%	0%	12%	0%	51%
Lake Pointe Medical Arts Building	50,974	0%	0%	0%	33%	23%	14%	30%
Forney Medical Plaza	50,947	9%	0%	0%	0%	80%	0%	11%
Southern Crescent Center I	41,897	46%	0%	0%	6%	21%	27%	0%
Auburn Medical Office Building	41,311	10%	0%	0%	9%	0%	0%	81%
BRB Medical Office Building	40,733	0%	17%	4%	0%	9%	3%	67%
Cypresswood Professiona Center—8101(b)	10,200	0%	100%	0%	0%	0%	0%	0%
Cypresswood Professional Center—8111	29,882	5%	7%	0%	11%	0%	16%	61%
Medical Center of Western Connecticut	36,141	0%	0%	4%	24%	5%	67%	0%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	67%	0%	0%	0%	5%	0%	28%
Apache Junction Medical Plaza	26,901	31%	9%	4%	22%	0%	0%	34%
Santa Fe Professional Plaza	24,883	28%	0%	27%	11%	11%	0%	23%
Professional Bldg at King’s Crossing—Bldg A (d)	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King’s Crossing—Bldg B(c)	12,790	0%	36%	41%	11%	0%	12%	0%
The Children’s Clinic at Springdale	9,761	0%	0%	0%	0%	0%	0%	100%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	0%	100%
Kelsey-Seybold Clinic at King’s Crossing	20,470	0%	0%	0%	0%	0%	0%	100%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	0%	100%
Family Doctor’s MOB	12,050	0%	0%	100%	0%	0%	0%	0%
701 South Tonopah Building	10,747	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	0%	100%
Preschool and Childcare Centers:
Chesterbrook Academy—Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy—Newtown	8,100	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy—New Britain	7,998	0%	0%	100%	0%	0%	0%	0%
Free-Standing Emergency Departments:
Hanover Freestanding Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%

Sub-total Other Investments	2,531,397	19%	8%	10%	6%	9%	6%	42%

Total	3,577,233	13%	6%	32%	4%	7%	8%	30%

(a)	The estimated market rates related to the 2015 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 3%.
(b)	The estimated market rates related to the 2015 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 5%.
(c)	The estimated market rates related to the 2015 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 11%.
(d)	A new lease was executed on this building subsequent to January 1, 2015 for 100% of the available space on January 1, 2015.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2014 (including The Bridgeway which was sold on December 31, 2014) and 2013, the average effective annual rental per square foot was $17.47 and $17.22, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs and childcare centers owned as of December 31, 2014 and 2013, the average effective annual rental per square foot was $27.22 and $27.47, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2014 and 2013, the average effective annual rental per square foot was $23.83 and $23.82, respectively. The estimated average occupied square footage for 2014 was calculated by averaging the unavailable rentable square footage on January 1, 2014 and January 1, 2015. The estimated average occupied square footage for 2013 was calculated by averaging the unavailable rentable square footage on January 1, 2013 and January 1, 2014.

During 2014, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2014. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2014. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2014, based upon average occupied square feet for McAllen Medical Center:

Property	2014 Average Occupied Square Feet	2014 Revenues	2014 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,121,000	$16.86

The following table sets forth lease expirations for each of the next ten years for properties owned or invested in as of December 31, 2014.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2015	0	0	$0	0%
2016	898,696	4	$12,414,000	17%
2017	0	0	$0	0%
2018	0	0	$0	0%
2019	147,140	2	$1,491,000	2%
2020	0	0	$0	0%
2021	0	0	$0	0%
2022	0	0	$0	0%
2023	0	0	$0	0%
2024	0	0	$0	0%
Thereafter	0	0	$0	0%

Subtotal-hospital facilities	1,045,836	6	$13,905,000	19%

Other consolidated properties
2015	176,967	68	$4,764,000	7%
2016	188,920	54	$4,864,000	7%
2017	126,827	45	$3,219,000	4%
2018	220,209	56	$7,855,000	11%
2019	137,163	34	$3,981,000	6%
2020	166,357	38	$5,026,000	7%
2021	200,366	23	$5,612,000	8%
2022	124,565	13	$2,994,000	4%
2023	91,357	18	$2,671,000	4%
2024	42,544	4	$1,209,000	1%
Thereafter	86,506	9	$2,253,000	3%

Subtotal-other consolidated properties	1,561,781	362	$44,448,000	62%

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Other unconsolidated properties (MOBs)
2015	84,344	7	$2,221,000	3%
2016	11,976	9	$330,000	0%
2017	19,146	6	$558,000	1%
2018	19,434	6	$560,000	1%
2019	7,333	3	$208,000	0%
2020	135,931	11	$3,906,000	5%
2021	16,915	5	$459,000	1%
2022	27,802	6	$755,000	1%
2023	24,808	6	$815,000	1%
2024	47,394	8	$1,397,000	2%
Thereafter	94,948	8	$2,716,000	4%

Subtotal-other unconsolidated properties	490,031	75	$13,925,000	19%

Total all properties at December 31, 2014	3,097,648	443	$72,278,000	100%

(1)	The annual rentals of expiring leases reflected above were calculated based upon each property’s 2014 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs in which we hold various non-controlling ownership interests at December 31, 2014 and exclude the bonus rentals earned on the UHS hospital facilities.
(2)	The percentages of annual rentals reflected above were calculated based upon the annual rentals of expiring leases (as reflected above) divided by the total annual rentals of expiring leases (as reflected above).

ITEM 3.	Legal Proceedings

None

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2014 and 2013 are summarized below:

	2014		2013
	High Price	Low Price	High Price	Low Price
First Quarter	$44.21	$40.03	$58.03	$51.82
Second Quarter	$44.55	$41.73	$58.85	$41.47
Third Quarter	$44.74	$41.26	$46.53	$38.52
Fourth Quarter	$49.13	$41.47	$45.60	$40.06

Holders

As of January 31, 2015, there were approximately 380 shareholders of record of our shares of beneficial interest.

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

	2014	2013
First Quarter	$.625	$.620
Second Quarter	.630	.625
Third Quarter	.630	.625
Fourth Quarter	.635	.625

	$2.520	$2.495

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2009.

	Base Period Dec 09	INDEXED RETURNS Years Ending
Company Name / Index		Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
Universal Health Realty Income Trust	$100	$122.24	$139.02	$190.69	$159.53	$202.90
S&P 500 Index	$100	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Group	$100	$119.16	$137.75	$163.34	$149.74	$205.10

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2014. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2014	2013	2012	2011	2010
Operating Results:
Total revenues(1)	$59,786	$54,280	$53,950	$29,494	$28,878
Net income(2)	$51,551	$13,169	$19,477	$73,794	$16,310
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$380,109	$297,748	$314,386	$288,633	$125,257
Investments in LLCs, net(1)(4)	8,605	39,201	28,636	33,057	80,442
Intangible assets, net of accumulated amortization(3)	23,123	20,782	26,293	28,081	1,080
Total assets(1)(3)	428,866	373,145	383,038	370,929	216,135
Total indebtedness, including debt premium(1)(3)(5)	213,155	199,987	197,936	174,836	67,563
Other Data:
Funds from operations(6)	$35,937	$34,955	$34,280	$32,468	$32,582
Cash provided by (used in):
Operating activities	32,796	31,294	30,783	21,372	23,049
Investing activities	(4,038)	(13,373)	(8,565)	(7,454)	(15,202)
Financing activities	(29,815)	(17,491)	(30,819)	(7,426)	(7,798)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$3.99	$1.04	$1.54	$5.84	$1.33
Diluted earnings per share:
Total diluted earnings per share(2)	$3.99	$1.04	$1.54	$5.83	$1.33
Dividends per share	$2.520	$2.495	$2.460	$2.425	$2.415
Other Information (in thousands)
Weighted average number of shares outstanding—basic	12,927	12,689	12,661	12,644	12,259
Weighted average number of shares and share equivalents outstanding—diluted	12,934	12,701	12,669	12,649	12,262

(1)	As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements include the consolidated accounts of our consolidated investments and those investments that meet the criteria of a variable interest entity. Please see Note 1 for further discussions.
(2)

Net income and earnings per share during 2014 includes: (i) a $25.4 million gain recorded in connection with our purchase of third-party minority ownership interests in eight LLCs (January and August, 2014, as discussed below) in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since the effective dates); (ii) a $13.0 million gain on the divestiture of real property (the Bridgeway), and; (iii) $427,000 of transaction costs related to the 2014 acquisition and divestiture activity previously mentioned. Net income and earnings per share during 2013 includes approximately $200,000 of transaction costs related to the acquisition of three MOBs during 2013 and the first quarter of 2014. Net income and earnings per share during 2012 includes an $8.5 million gain on the divestitures of properties owned by two unconsolidated LLCs in which we formerly held non-controlling majority ownership interests, and $680,000 of transaction costs related to the acquisition of a medical clinic and medical office building in 2012. Net income and earnings per share data during 2011 includes: (i) a $28.6 million gain recorded in connection with our purchase of third-party minority ownership interests in various LLCs in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since that time); (ii) a $35.8 million gain on the divestitures of properties owned by unconsolidated LLCs in which we formerly held non-controlling majority ownership interests; (iii) $518,000 of transaction costs related to the acquisition of four MOBs during 2011 and the first quarter of 2012, and; (iv) a $5.4 million charge for a provision for asset impairment recorded on a certain MOB.

(3)	Amounts include: (i) the fair value of the real property (as of 2014) of the eight previously unconsolidated LLCs, which we began consolidating during the first and third quarters of 2014, subsequent to our purchase of the third-party minority ownership interests on January 1, 2014 and August 1, 2014 (we owned 100% of each of these entities at December 31, 2014), and; (ii) the fair values of the real property (as of 2011) of various previously unconsolidated LLCs, which we began consolidating during the fourth quarter of 2011 subsequent to our purchase of the third-party minority ownership interests (we owned 100% of each of these entities at December 31, 2011).
(4)	Investments in LLCs at December 31, 2014, 2013, 2012 and 2011 reflect the consolidation of various LLCs, as mentioned in notes 2 and 3 above, as well as the divestiture of property owned by various unconsolidated LLCs during 2012 and 2011. Additionally, at December 31, 2013, Investments in LLCs reflects the deconsolidation of Palmdale Medical Properties. This LLC was deemed to be a variable interest entity during the term of the master lease and was consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method. Effective January 1, 2014, Investments in LLCs reflects the consolidation of Palmdale Medical Properties, since we purchased the third-party minority ownership interests in Palmdale and began accounting for this LLC on a consolidated basis as of that date.
(5)	Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $52.7 million as of December 31, 2014, $80.1 million as of December 31, 2013, $77.5 million as of December 31, 2012, $101.8 million as of December 31, 2011 and $271.7 million as of December 31, 2010 (See Note 8 to the consolidated financial statements).
(6)	Our funds from operations (“FFO”) during 2014, 2013, 2012 and 2011 are net of reductions for transaction costs of $427,000, $203,000, $680,000 and $518,000, respectively.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2014, 2013, 2012, 2011 and 2010, as reflected below, since we believe it is helpful to our investors since it adjusts for the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO and AFFO for each of the last five years is shown below:

	(000s)
	2014	2013	2012	2011	2010
Net income	$51,551	$13,169	$19,477	$73,794	$16,310
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	20,548	18,496	20,030	7,173	6,156
Unconsolidated affiliates	2,290	3,290	3,293	10,558	10,116
Provision for asset impairment	—	—	—	5,354	—
Less gains:
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	(25,409)	—	—	(28,576)	—
Gain on divestiture of real property	(13,043)	—	—	—	—
Gains on divestiture of properties owned by unconsolidated LLCs, net	—	—	(8,520)	(35,835)	—

Funds From Operations	35,937	34,955	34,280	32,468	32,582
Transaction costs	427	203	680	518	—

Adjusted Funds From Operations	$36,364	$35,158	$34,960	$32,986	$32,582

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of February 28, 2015, we have sixty-one real estate investments or commitments in eighteen states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;

•	three free-standing emergency departments;

•	forty-eight medical office buildings (“MOBs”), including five owned by unconsolidated LLCs, and;

•	four preschool and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the hospital leases;

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

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;

•	lost revenues resulting from the exercise of purchase options, lease expirations and renewals, loan repayments and other restructuring;

•

our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business. Our $150 million revolving credit agreement is scheduled to expire on July 24, 2015. We are in the process of renegotiating our Credit Agreement and, although we can provide no assurance we will do so, we expect to complete the replacement credit facility by March 31, 2015;

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

•

the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of credit and/or capital market conditions, which may adversely affect, our ability to obtain capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities;

•

a deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

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

•

there have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on the future operating results of the tenants/operators of our properties and, thus, our business. In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our properties are located in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients in the states that utilize federally facilitated exchanges which would have an adverse impact on the future operating results of the tenants/operators of our facilities located in these states and, thus, our business;

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

•	two of our MOBs, which are located in California, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

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

•

our majority ownership interests in five LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of most of the five LLCs in which we continue to hold non-controlling majority ownership interests, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90

days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member;

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our properties, including our consolidated and unconsolidated MOBs, relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, stipulated rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

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

At December 31, 2014, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own medical office buildings. These LLCs are included in our financial statements for all periods presented on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. These LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013 at which time its master lease with a wholly-owned subsidiary of UHS expired. For the period of July 1, 2013 through December 31, 2013, we accounted for Palmdale Medical Properties under the equity method. As discussed below, as a result of our purchase of the third-party minority ownership interest in Palmdale Medical Properties, effective January 1, 2014, we began accounting for Palmdale Medical Properties on a consolidated basis.

Effective August 1, 2014, we purchased the third-party minority ownership interests, ranging from 5% to 15%, in six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza). Effective January 1, 2014, we purchased the third-party minority ownership interests (5% for each LLC) in Palmdale Medical Properties and Sparks Medical Properties. We formerly held non-controlling majority ownership interests in all of these LLCs, and as a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs. As a result, we began accounting for the six LLCs mentioned above on a consolidated basis effective August 1, 2014 and we began accounting for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014, as discussed below. Each of the property’s assets and liabilities were recorded at their fair values (see Note 3 to the consolidated financial statements for additional disclosure). Other than an increase in depreciation and amortization expense resulting from the fair value recognition related to the purchase of the minority ownership interests, we do not expect these transactions to have a material impact on our future results of operations.

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

Relationship with UHS and Related Party Transactions:    UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2014 we had no salaried employees, our officers do receive stock-based compensation.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2014 and 2013, and 0.65% during 2012, of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2014, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2015 pursuant to the same terms as the Advisory Agreement in place during 2014 and 2013.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 28% for the year ended December 31, 2014 and 30% for each of the years ended December 31, 2013 and 2012. The decrease during 2014, as compared to 2013, is due primarily to the 2014 purchase of the third-party minority ownership interests in eight LLCs in which we previously held noncontrolling majority ownership interests (we began recording the financial results of the entities in our financial statements on a consolidated basis at the effective dates). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for 22% of the combined consolidated and unconsolidated revenues for each of the years ended December 31, 2014 and 2013 and 21% of the combined consolidated and unconsolidated revenues for the year ended December 31, 2012. The hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another. In addition, including the two free-standing emergency departments (“FEDs”) acquired by us from subsidiaries of UHS during the first quarter of 2015, fifteen MOBs/FEDs, that are either wholly or jointly-owned, include tenants which are subsidiaries of UHS.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with UHS and Related Party Transactions.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Year ended December 31, 2014 as compared to the year ended December 31, 2013:

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Consolidated Statement of Income for the year ended December 31, 2014 includes the revenues and expenses associated with each of these properties for the five-month period ended December 31, 2014. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above.

Effective January 1, 2014, we purchased the 5% minority ownership interests held by third-party members in Palmdale Medical Properties (“Palmdale”) and Sparks Medical Properties, two LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these LLCs and our Consolidated Statement of Income for the year ended December 31, 2014 includes the revenues and expenses associated with each of these properties. Prior to January 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method. Prior to our purchase of the minority ownership interest in Palmdale, and as a result of a master lease agreement with a wholly-owned subsidiary of UHS which expired on July 1, 2013, Palmdale was previously included in our financial statements on a consolidated basis during the period of January 1, 2013 through June 30, 2013, and on an unconsolidated basis during the period of July 1, 2013 through December 31, 2013.

The table below provides supplemental financial information related to each of the above-mentioned entities for the year ended December 31, 2013 and also presents 2013 on an “As Adjusted” financial statement presentation basis similar to the presentation applied for each entity for the year ended December 31, 2014. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact to our net income as a result of the consolidation of these LLCs.

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

	As reported in Consolidated Statements of Income for the Year Ended December 31, 2014	As reported in Consolidated Statements of Income for the Year Ended December 31, 2013	Year Ended December 31, 2013 Statements of Income Adjustments (a.)	“As Adjusted” Year Ended December 31, 2013	“As Adjusted” Variance
Revenues	$59,786	$54,280	$4,184	$58,464	$1,322

Expenses:
Depreciation and amortization	20,885	18,753	1,044	19,797	(1,088)
Advisory fees to UHS	2,545	2,369	0	2,369	(176)
Other operating expenses	16,882	14,409	2,083	16,492	(390)
Transaction costs	427	203	0	203	(224)

	40,739	35,734	3,127	38,861	(1,878)

Income before equity in income of unconsolidated LLCs, interest expense and gains	19,047	18,546	1,057	19,603	(556)
Equity in income of unconsolidated LLCs	2,428	2,095	(207)	1,888	540
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	25,409	0	0	0	25,409
Gain on divestiture of real property	13,043	0	0	0	13,043
Interest expense, net	(8,376)	(7,472)	(850)	(8,322)	(54)

Net income	$51,551	$13,169	$0	$13,169	$38,382

(a.)	Adjustments include: (i) revenue and expense impact for the five months ended December 31, 2013, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above, and; (ii) revenue and expense impact for the six months ended December 31, 2013 for Palmdale Medical Properties that we began consolidating effective January 1, 2014 (this LLC was accounted for on a consolidated basis for the first six months of 2013), and; (iii) revenue and expense impact for the year ended December 31, 2013 for Sparks Medical Properties that we began consolidating effective January 1, 2014.

During 2014, net income increased $38.4 million to $51.6 million as compared to $13.2 million during 2013. The increase was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column indicated on the table above:

•	an increase of $25.4 million from the aggregate gain recorded during 2014 on the fair value recognition resulting from purchase of minority interests in majority-owned LLCs, as discussed above;

•	an increase of $13.0 million from the gain recorded during 2014 on the divestiture of real property (The Bridgeway);

•	an increase of $347,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of UHS;

•

a decrease of approximately $1.1 million (As Adjusted) attributable to a net increase in depreciation and amortization expense, resulting primarily from the fair value recognition recorded in connection with our acquisition of minority ownership interests in eight LLCs in January and August, 2014;

•	a decrease of $224,000 resulting from the increase in transaction costs, and;

•	other combined net increase of approximately $895,000, including net income generated at properties acquired during 2014 and 2013.

Total revenues increased by $1.3 million (As Adjusted) during 2014 as compared to 2013 primarily due to: (i) the revenues generated at MOBs acquired during 2014 and 2013; (ii) an increase in bonus rental revenue, as mentioned above, and; (iii) other combined net changes at existing properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $15.5 million and $14.8 million (“As Adjusted”) for 2014 and 2013, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income.

During 2014, we had a total of 80 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 11% of the aggregate rentable square feet of these properties (6% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occutopancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $22 per square foot during 2014. The weighted-average leasing commissions on the new and renewed leases commencing during 2014 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2014 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2014, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1%.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the years ended 2014 and 2013, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for 2014 and 2013 (in thousands):

	2014	2013
Net income	$51,551	$13,169
Depreciation and amortization expense on real property/intangibles of consolidated investments	20,548	18,496
Depreciation and amortization expense on real property/intangibles of unconsolidated affiliates	2,290	3,290
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	(25,409)	—
Gain on divestiture of real property	(13,043)	—

Funds From Operations	35,937	34,955
Transaction costs	427	203

Adjusted Funds From Operations	$36,364	$35,158

Our FFO increased $1.0 million to $35.9 million during 2014 as compared to $35.0 million during 2013. The increase was primarily due to: (i) a favorable change of $38.4 million in net income, as discussed above; (ii) minus the $38.5 million of combined gains, as discussed above, plus; (iii) the favorable effect of the adding back increased depreciation expense incurred by us and our unconsolidated affiliates amounting to approximately $1.1 million. Our AFFO, which excludes transactions costs incurred during each year, were $36.4 million during 2014 as compared to $35.2 million during 2013.

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

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $12.9 million and $12.6 million (As Adjusted basis), for 2013 and 2012, respectively. The increase in other operating expenses during 2013, as compared to 2012, is primarily attributable to expenses related to the MOBs acquired during 2013 and the fourth quarter of 2012. A large portion of the expenses associated with our consolidated medical office buildings is passed on to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included in tenant reimbursements and other revenue in our consolidated statements of income.

During 2013, we had a total of 106 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 13% of the aggregate rentable square feet of these properties (8% related to renewed leases and 5% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $17 per square foot during 2013. The weighted-average leasing commissions on the new and renewed leases commencing during 2013 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2013 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2013, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 6%.

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

Our FFO increased $675,000 to $35.0 million during 2013 as compared to $34.3 million during 2012. The increase was primarily due to: (i) an unfavorable change of $6.3 million resulting from the decrease in net income, as discussed above; (ii) an unfavorable change of $1.5 million in the add-back of depreciation and amortization expense on real property/intangibles, and; (iii) a favorable change of $8.5 million in gains recorded on divestiture of properties owned by an unconsolidated LLCs. Our AFFO, which excludes transactions costs incurred during each year, were $35.2 million during 2013 as compared to $35.0 million during 2012.

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

Liquidity and Capital Resources

Year ended December 31, 2014 as compared to December 31, 2013:

Net cash provided by operating activities

Net cash provided by operating activities was $32.8 million during 2014 as compared to $31.3 million during 2013. The $1.5 million increase was attributable to:

•

a favorable change of $2.2 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, restricted stock-based compensation, gain on divestiture of real property and gains on purchases of minority interests in majority owned LLCs), as discussed above in Results of Operations;

•	an unfavorable change of $1.0 million in accrued expenses and other liabilities resulting primarily from the timing of accrued expenses and other liabilities disbursements;

•	an unfavorable change of $319,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from a decrease in prepaid rents, and;

•	other combined net favorable changes of $646,000, including a favorable change in rent receivable of approximately $200,000.

Net cash used in investing activities

Net cash used in investing activities was $4.0 million during 2014 as compared to $13.4 million during 2013.

2014:

During 2014, we used $4.0 million of net cash in investing activities as follows:

•	spent $1.3 million to fund equity investments in unconsolidated LLCs;

•	spent $2.9 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	spent $15.6 million to acquire the real estate assets of three medical office buildings;

•

spent $4.7 million (plus a net note payable of $2.3 million to the previous third-party minority interest member, which was satisfied during January, 2015) to acquire the minority interests in eight majority-owned LLCs in two separate transactions effective August 1, 2014 and January 1, 2014, as previously discussed;

•	spent $100,000 consisting of a deposit on real estate assets related to the acquisition of a medical office buildings that we purchased during the first quarter of 2015;

•	received $17.3 million of cash proceeds in connection with the sale of The Bridgeway, as discussed above;

•

received $2.3 million of cash distribution proceeds in connection with refinancing of third-party debt by the LLC that owns the Texoma Medical Plaza in which we have a 95% non-controlling equity interest, and;

•	received $1.0 million of cash in excess of income related to our unconsolidated LLCs ($3.4 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs);

2013:

During 2013, we used $13.4 million of net cash in investing activities as follows:

•	spent $3.0 million to fund equity investments in unconsolidated LLCs;

•	spent $4.6 million in advances in the form of member loans to unconsolidated LLCs;

•	spent $3.4 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	spent $4.7 million to acquire the real estate assets of two medical office buildings;

•	spent $150,000 consisting of a deposit on real estate assets related to the acquisition of two medical office buildings that we purchased during the first quarter of 2014;

•	received $2.3 million of cash in excess of income related to our unconsolidated LLCs ($4.4 million of cash distributions received less $2.1 million of equity in income of unconsolidated LLCs), and;

•	received $114,000 in repayments of advances previously made to an unconsolidated LLC.

Net cash used in financing activities

Net cash used in financing activities was $29.8 million during 2014 as compared to $17.5 million during 2013.

The $29.8 million of net cash used in financing activities during 2014 consisted of: (i) generated $19.3 million of net cash from the issuance of shares of beneficial interest, $19.0 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $250,000 of which was primarily related to our dividend reinvestment program; (ii) paid $32.7 million of dividends; (iii) paid $12.3 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of the $9.1 million outstanding mortgage balance on the Summerlin Hospital Medical Office Building I utilizing borrowed funds under our revolving credit facility); (iv) paid $4.0 million net repayments on our revolving line of credit, and; (v) paid $94,000 as partial settlement of accrued dividend equivalent rights.

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

Since inception of this program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net cash proceeds or receivables (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch, as well as $391,000 of other various fees and expenses), as follows:

•

2014:    We issued 426,187 shares at an average price of $47.51 per share which generated approximately $19.5 million of net cash proceeds or receivables (net of approximately $700,000, consisting of compensation of $506,000 to Merrill Lynch, as well as $195,000 of other various fees and expenses), and;

•

2013:    We issued 154,713 shares at an average price of $41.71 per share which generated approximately $6.1 million of net cash proceeds or receivables (net of $357,000, consisting of compensation of $161,000 to Merrill Lynch, as well as $196,000 of other various fees and expenses).

In connection with this ATM program, our consolidated balance sheet includes approximately $1.1 million at December 31, 2014, and $600,000 at December 31, 2013, of net proceeds due to us in connection with shares issued in late December 2014 and 2013. The net cash proceeds related to these shares was received by us in early January 2015, and early January, 2014, respectively. The net proceeds receivable were non-cash items, as presented on the Consolidated Statements of Cash Flows at December 31, 2014 and 2013.

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

Net cash used in investing activities

Net cash used in investing activities was $13.4 million during 2013 as compared to $8.6 million during 2012. The factors contributing to the $13.4 million of net cash used in investing activities during 2013 are detailed above.

2012:

During 2012, we used $8.6 million of net cash in investing activities as follows:

•	spent $3.0 million to fund equity investments in unconsolidated LLCs;

•

spent $8.0 million to fund an advance in the form of a member loan to an unconsolidated LLC that owned the Centinela Medical Building Complex to extinguish its third-party debt (this entity divested its property during the fourth quarter of 2012 and the member loan was repaid to us in full);

•	spent $4.0 million on additions to real estate investments primarily for tenant improvements at various MOBs;

•	spent $16.9 million (net of certain acquired liabilities, third-part debt and prepaid deposits) to acquire the real estate assets of two medical office buildings;

•	spent $711,000 on payments made in settlement of assumed liabilities related to the acquired properties;

•	received $8.6 million in repayments of advances previously provided to unconsolidated LLCs as follows:

•	$8.0 million from the LLC that owned the Centinela Medical Building in which we had a 90% non-controlling equity interest (this property was divested during the fourth quarter of 2012), and;

•	$600,000 from various other LLCs in which we own non-controlling equity interests.

•	received $3.2 million of cash in excess of income related to our unconsolidated LLCs ($5.6 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs);

•	received $12.2 million, net, of cash in connection with our share of the proceeds received from the divestiture of property owned by two unconsolidated LLCs, and;

•	received $100,000 of refunded real estate deposits.

Net cash used in financing activities

Net cash used in financing activities was $17.5 million during 2013 as compared to $30.8 million during 2012. The factors contributing to the $17.5 million of net cash used in financing activities during 2013 are detailed above.

The $30.8 million of net cash used in financing activities during 2012 consisted of: (i) generated $4.6 million from additional net borrowings on our revolving line of credit; (ii) generated $14.0 million of proceeds related to two mortgage notes payable that are non-recourse to us; (iii) generated $350,000 of net cash from the issuance of shares of beneficial interest; (iv) paid $31.2 million of dividends; (v) paid $18.1 million on mortgage and other notes payable that are non-recourse to us (including the pay-offs of two mortgage notes payable that were refinanced during the second and fourth quarters of 2012, resulting in the $14.0 million of proceeds, as mentioned above, as well as a $600,000 mortgage principal pay-down); (vi) paid $384,000 of financing costs on mortgage and other notes payable, and; (vii) paid $106,000 as partial settlement of accrued dividend equivalent rights.

Additional cash flow and dividends paid information for 2014, 2013 and 2012:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $32.8 million during 2014, $31.3 million during 2013 and $30.8 million during 2012. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, amortization on debt premium, restricted stock-based compensation expense and provision for asset impairment, as well as the gains recorded during 2014 and 2012, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $1.0 million during 2014, $2.3 million during 2013 and $3.2 million during 2012, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $33.8 million during 2014, $33.6 million during 2013 and $34.0 million during 2012 related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $32.7 million during 2014, $31.8 million during 2013 and $31.2 million during 2012. During 2014, the $33.8 million of net cash generated related to the operating activities of our properties exceeded the $32.7 million of dividends paid by approximately $1.1 million. During 2013, the $33.6 million of net cash generated related to the operating activities of our properties exceeded the $31.8 million of dividends paid by approximately $1.9 million. During 2012, the $34.0 million of net cash generated related to the operating activities of our properties exceeded the $31.2 million of dividends paid by approximately $2.8 million.

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

In determining and monitoring our dividend level on a quarterly basis, our management and Board of Trustees consider many factors in determining the amount of dividends to be paid each period. These considerations primarily include: (i) the minimum required amount of dividends to be paid in order to maintain our REIT status; (ii) the current and projected operating results of our properties, including those jointly-owned in LLCs, and; (iii) our future capital commitments and debt repayments, including those of our jointly-owned LLCs. Based upon the information discussed above, as well as consideration of projections and forecasts of our future operating cash flows, management and the Board of Trustees have determined that our operating cash flows have been sufficient to fund our dividend payments. Future dividend levels will be determined based upon the factors outlined above with consideration given to our projected future results of operations.

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($114,000 in 2013 and $8.6 million in 2012); (ii) cash distributions of refinancing proceeds from LLCs of $2.3 million in 2014; (iii) $17.3 million in 2014 of funds generated from the divestiture of real property; (iv) net borrowings on our revolving credit agreement ($12.0 million during 2013 and $4.6 million during 2012); and; (v) issuance of shares of beneficial interest ($19.3 million during 2014, $5.8 million during 2013 and $350,000 during 2012). In addition, during 2012, funds were generated from the divestiture of property owned by unconsolidated LLCs, our share of which was $12.2 million.

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($1.3 million during 2014 and $3.0 million during each of 2013 and 2012); (ii) advances made to LLCs/third-party partners ($4.6 million during 2013 and $8.0 million during 2012); (iii) additions to real estate investments and acquisitions of real property ($2.9 million in 2014, $3.4 million in 2013 and $4.0 million in 2012); (iv) acquisitions of medical office buildings ($15.6 million in 2014, $4.7 million in 2013 and $16.9 million in 2012); (v) acquisition of minority interests in majority-owned LLCs ($4.7 million in 2014); (vi) net repayments on our revolving credit agreement ($4.0 million during 2014); (vii) net repayments of mortgage, construction, third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($12.3 million during 2014, $3.3 million during 2013 and $4.5 million during 2012); (viii) partial settlement of dividend equivalent rights (approximately $100,000 during each of 2014, 2013 and 2012); (ix) deposits on real estate assets ($100,000 during 2014 and $150,000 during 2013), and; (x) payments of assumed liabilities on acquired properties ($711,000 in 2012).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program (which has $23.3 million of gross proceeds remaining for issuance as of December 31, 2014); (ii) borrowings under our $150 million revolving credit facility (which has $54.0 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2014); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. We are in the process of renegotiating our Credit Agreement and, although we can provide no assurance we will do so, we expect to complete a replacement credit facility by March 31, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2014, we had $89.8 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our Credit Agreement. We had $54.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2014. There are no compensating balance requirements. The average amounts outstanding under our Credit Agreement were $104.6 million in 2014, $86.3 million in 2013 and $75.4 million in 2012 with corresponding effective interest rates, including commitment fees, of 2.4% in 2014, 2.2% in 2013 and 2.4% in 2012. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $89.8 million at December 31, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2014
Tangible net worth	$125,000	$181,458
Debt to total capital	< 55%	30.0%
Debt service coverage ratio	>3.00x	25.4x
Debt to cash flow ratio	< 3.50x	1.29x

We have sixteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2014, with a combined outstanding balance of $122.9 million (excluding net debt premium of $523,000 at December 31, 2014). The following table summarizes our outstanding mortgages at December 31, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a)	Interest Rate	Maturity Date
Spring Valley Medical Office Building fixed rate mortgage loan (b.)	$4,920	5.50%	February, 2015
Desert Valley Medical Center floating rate mortgage loan (c.)	3,861	3.41%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (c.)	6,008	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,025	3.41%	December, 2016
Peace Health fixed rate mortgage loan	21,248	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,183	2.90%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,785	6.00%	June, 2017

Facility Name	Outstanding Balance (in thousands) (a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,729	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,485	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,642	3.41%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,479	3.41%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,479	4.85%	May, 2018
Vibra Hospital of Corpus Christi fixed rate mortgage loan	2,902	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,601	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,673	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,862	5.56%	June, 2025

Total	$122,882

(a.)	Amortized principal payments are made on a monthly basis.
(b.)	This loan was repaid in full on February 10, 2015, utilizing funds borrowed under our revolving credit facility.
(c.)	We expect these loans, which have a maturity date in October, 2015, to be refinanced at the then current market interest rates or repaid utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $124.7 million as of December 31, 2014. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2014 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed(a)(b)	$85,692	$12,973	$45,421	$12,432	$14,866
Long-term non-recourse debt-variable(a)(b)	37,190	4,923	18,578	13,689	—
Long-term debt-variable(c)	89,750	89,750	—	—	—
Estimated future interest payments on debt outstanding as of December 31, 2014(d)	18,450	6,484	8,134	1,961	1,871
Equity and debt financing commitments(e)	2,639	2,639	—	—	—

Total contractual obligations	$233,721	$116,769	$72,133	$28,082	$16,737

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)	Consists of non-recourse debt with a fair value of approximately $124.7 million as of December 31, 2014. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $52.7 million of combined third-party debt outstanding as of December 31, 2014, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).
(c)

Consists of $89.8 million of borrowings outstanding as of December 31, 2014 under the terms of our $150 million Credit Agreement which matures on July 24, 2015. The amount outstanding approximates fair value as of December 31, 2014. We are in the process of renegotiating our Credit Agreement, and although we can provide no assurance we will do so, we expect to complete a replacement credit facility by March 31, 2015.

(d)	Assumes that all debt outstanding as of December 31, 2014, including borrowings under the Credit Agreement, and the sixteen loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2014. We have the right to repay borrowings under the Credit Agreement at any time during the terms of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.
(e)	As of December 31, 2014, we have equity investment and debt financing commitments remaining in connection with our investments in various unconsolidated LLCs. As of December 31, 2014, we had outstanding letters of credit which secured the majority of these equity and debt financing commitments. The $54.0 million of available borrowing capacity as of December 31, 2014, pursuant to the terms of our Credit Agreement, is net of the standby letters of credit outstanding at that time. Our remaining financing commitments related to our investments in unconsolidated LLCs are as follows (in thousands):

Amount
Grayson Properties	$406
FTX MOB Phase II	1,076
Arlington Medical Properties	1,157

Total	$2,639

Off Balance Sheet Arrangements

As of December 31, 2014, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2014 totaled $6.3 million consisting of: (i) $2.1 million related to Centennial Hills Medical Properties; (ii) $1.3 million related to Palmdale Medical Properties; (iii) $1.3 million related to Banburry Medical Properties; (iv) $1.1 million related to FTX MOB Phase II, and; (v) $478,000 related to Arlington Medical Properties.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2014, 2013, and 2012, we had no material outstanding interest rate swap agreements.

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through December 31, 2014, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire on January 13, 2017.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $214 million. The difference between actual amounts outstanding and fair value is approximately $1.8 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2014. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$12,973	$2,154	$43,267	$8,969	$3,463	$14,866	$85,692
Average interest rates	5.3%	5.4%	5.2%	5.1%	5.0%	4.8%	5.1%
Variable rate:
Debt(b)	$94,673	$11,446	$7,132	$13,689	$—	$—	$126,940
Average interest rates	2.6%	3.3%	3.5%	3.4%	—	—	3.2%
Interest rate caps:
Notional amount	$—	$—	$30,000	$—	$—	$—	$30,000
Interest rates			1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $37.2 million of non-recourse mortgage notes payable and of $89.8 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2014 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our net income by approximately $1.7 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedule III, real estate and accumulated depreciation, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 6, 2015

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

10.2 Agreement dated December 4, 2014, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

Date: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2015

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 6, 2015

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 6, 2015

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 6, 2015

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Trustee	March 6, 2015

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 6, 2015

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, real estate and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 6, 2015

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31, 2014	December 31, 2013
Assets:
Real Estate Investments:
Buildings and improvements	$451,005	$368,295
Accumulated depreciation	(106,480)	(97,921)

	344,525	270,374
Land	35,584	27,374

Net Real Estate Investments	380,109	297,748

Investments in and advances to limited liability companies (“LLCs”), net	8,605	39,201
Other Assets:
Cash and cash equivalents	3,861	3,337
Base and bonus rent receivable from UHS	2,086	2,053
Rent receivable—other	4,219	3,310
Intangible assets (net of accumulated amortization of $19.7 million and $13.7 million at December 31, 2014 and December 31, 2013, respectively)	23,123	20,782
Deferred charges, goodwill and other assets, net	6,863	6,714

Total Assets	$428,866	$373,145

Liabilities:
Line of credit borrowings	$89,750	$93,700
Mortgage and other notes payable, non-recourse to us (including net debt premium of $523,000 and $834,000 at December 31, 2014 and December 31, 2013, respectively)	123,405	106,287
Accrued interest	545	491
Accrued expenses and other liabilities	8,522	5,156
Tenant reserves, escrows, deposits and prepaid rents	2,063	1,881

Total Liabilities	224,285	207,515

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2014 - 13,301,204 2013 -12,858,643	133	128
Capital in excess of par value	240,835	220,691
Cumulative net income	531,595	480,044
Cumulative dividends	(567,894)	(535,176)
Accumulated other comprehensive loss	(88)	(57)

Total Equity	204,581	165,630

Total Liabilities and Equity	$428,866	$373,145

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues:
Base rental—UHS facilities	$15,601	$14,773	$15,438
Base rental—Non-related parties	31,386	27,955	27,213
Bonus rental—UHS facilities	4,607	4,260	4,142
Tenant reimbursements and other—Non-related parties	7,490	6,812	6,674
Tenant reimbursements and other—UHS facilities	702	480	483

	59,786	54,280	53,950

Expenses:
Depreciation and amortization	20,885	18,753	20,216
Advisory fees to UHS	2,545	2,369	2,119
Other operating expenses	16,882	14,409	14,575
Transaction costs	427	203	680

	40,739	35,734	37,590

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains	19,047	18,546	16,360
Equity in income of unconsolidated LLCs	2,428	2,095	2,365
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	25,409	0	0
Gain on divestiture of real property	13,043	0	0
Gains on divestitures of properties owned by unconsolidated LLCs	0	0	8,520
Interest expense, net	(8,376)	(7,472)	(7,768)

Net income	$51,551	$13,169	$19,477

Basic earnings per share	$3.99	$1.04	$1.54

Diluted earnings per share	$3.99	$1.04	$1.54

Weighted average number of shares outstanding—Basic	12,927	12,689	12,661
Weighted average number of share equivalents	7	12	8

Weighted average number of shares and equivalents outstanding—Diluted	12,934	12,701	12,669

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Net Income	$51,551	$13,169	$19,477
Other comprehensive loss:
Unrealized losses on interest rate caps	(115)	(57)	0
Amortization of interest rate cap fees	84	0	0

Total other comprehensive loss:	(31)	(57)	0

Total comprehensive income	$51,520	$13,112	$19,477

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares		Capital in excess of par value			Accumulated other comprehensive loss	UHT Shareholders’ Equity
	Number of Shares	Amount		Cumulative net income	Cumulative dividends			Non-controlling Interests	Total Equity
January 1, 2012	12,667	$127	$213,566	$447,398	($472,230)	—	$188,861	$84	$188,945
Shares of Beneficial Interest:
Issued	22	—	305	—	—	—	305	—	305
Partial settlement of dividend equivalent rights	—	—	(106)	—	—	—	(106)	—	(106)
Restricted stock-based compensation expense	—	—	329	—	—	—	329	—	329
Dividends ($2.46/share)	—	—	—	—	(31,195)	—	(31,195)	—	(31,195)
Comprehensive income:
Net income	—	—	—	19,477	—	—	19,477	(10)	19,467

January 1, 2013	12,689	127	214,094	466,875	(503,425)	—	177,671	74	177,745
Shares of Beneficial Interest:
Issued	170	1	6,323	—	—	—	6,324	—	6,324
Partial settlement of dividend equivalent rights	—	—	(101)	—	—	—	(101)	—	(101)
Restricted stock-based compensation expense	—	—	375	—	—	—	375	—	375
Dividends ($2.495/share)	—	—	—	—	(31,751)	—	(31,751)	—	(31,751)
Deconsolidation of LLC	—	—	—	—	—	—	0	(74)	(74)
Comprehensive income:
Net income	—	—	—	13,169	—	—	13,169		13,169
Unrealized loss on interest rate cap	—	—	—	—	—	(57)	(57)		(57)
Subtotal - comprehensive income				13,169		(57)	13,112	0	13,112

January 1, 2014	12,859	128	220,691	480,044	(535,176)	(57)	165,630	0	165,630
Shares of Beneficial Interest:
Issued	443	5	19,839	—	—	—	19,844	—	19,844
Partial settlement of dividend equivalent rights	—	—	(94)	—	—	—	(94)	—	(94)
Restricted stock-based compensation expense	—	—	399	—	—	—	399	—	399
Dividends ($2.52/share)	—	—	—	—	(32,718)	—	(32,718)	—	(32,718)
Comprehensive income:
Net income	—	—	—	51,551	—	—	51,551		51,551
Unrealized loss on interest rate cap	—	—	—	—	—	(31)	(31)	—	(31)

Subtotal - comprehensive income	—	—	—	51,551	—	(31)	51,520	0	51,520

December 31, 2014	13,302	$133	$240,835	$531,595	($567,894)	($88)	$204,581	$0	$204,581

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$51,551	$13,169	$19,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,975	18,843	20,216
Amortization on debt premium	(312)	(433)	(657)
Restricted/stock-based compensation expense	399	375	329
Gain on divestiture of real property	(13,043)	0	0
Gains on purchase of minority interests in majority-owned LLCs	(25,409)	0	0
Gains on divestiture of properties owned by unconsolidated LLCs	0	0	(8,520)
Changes in assets and liabilities:
Rent receivable	(555)	(746)	(862)
Accrued expenses and other liabilities	(509)	523	278
Tenant reserves, escrows, deposits and prepaid rents	(303)	16	207
Accrued interest	(62)	(22)	66
Other, net	64	(431)	249

Net cash provided by operating activities	32,796	31,294	30,783

Cash flows from investing activities:
Investments in LLCs	(1,337)	(3,013)	(2,973)
Repayments of advances made to LLCs	0	114	8,551
Advances made to LLCs	0	(4,580)	(8,000)
Cash distributions in excess of income from LLCs	1,029	2,346	3,169
Cash distribution of refinancing proceeds from LLCs	2,280	0	0
Additions to real estate investments, net	(2,866)	(3,415)	(3,985)
Deposits on real estate assets	(100)	(150)	100
Net cash paid for acquisition of medical office buildings	(15,600)	(4,675)	(16,891)
Payment of assumed liabilities on acquired properties	0	0	(711)
Cash paid to acquire minority interests in majority-owned LLCs	(4,744)	0	0
Cash proceeds received from divestiture of property owned by unconsolidated LLCs, net	0	0	12,175
Cash proceeds received from divestiture of real property	17,300	0	0

Net cash used in investing activities	(4,038)	(13,373)	(8,565)

Cash flows from financing activities:
Net borrowings on line of credit	0	11,950	4,600
Net repayments on line of credit	(3,950)	0	0
Proceeds from mortgages and other notes payable	0	11,150	14,000
Repayments of mortgages and other notes payable	(12,327)	(14,401)	(18,084)
Financing costs paid on mortgage and other notes payable	0	(95)	(384)
Dividends paid	(32,718)	(31,751)	(31,195)
Partial settlement of dividends equivalent rights	(94)	(101)	(106)
Issuance of shares of beneficial interest, net	19,274	5,757	350

Net cash used in financing activities	(29,815)	(17,491)	(30,819)

(Decrease)/increase in cash and cash equivalents	(1,057)	430	(8,601)
Increase/(decrease) in cash due to recording of LLCs on a consolidated/unconsolidated basis	1,581	(141)	0
Cash and cash equivalents, beginning of period	3,337	3,048	11,649

Cash and cash equivalents, end of period	$3,861	$3,337	$3,048

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$8,268	$7,517	$7,994

Supplemental disclosures of non-cash transactions:
Debt assumed on acquisition of real estate	$0	$0	$22,441

Supplemental disclosures of non-cash transactions:
Consolidation of LLCs:
Net real estate investments	$84,064	$0	$0
Cash and cash equivalents	1,581	0	0
Intangible assets	6,490	0	0
Rent receivable - other	388	0	0
Deferred charges, goodwill and other assets, net	100	0	0
Investment in LLCs	(28,616)	0	0
Mortgage and other notes payable, non-recourse to us	(29,758)	0	0
Accrued interest	(116)	0	0
Accrued expenses and other liabilities	(1,245)	0	0
Tenant reserves, escrows, deposits and prepaid rents	(485)	0	0
Note payable to previous third party member	(2,250)	0	0
Gains on purchases of minority interests in majority-owned LLCs	(25,409)	0	0

Cash paid for purchase of minority interests in majority-owned LLCs	$4,744	$0	$0

Deconsolidation of LLC:
Net real estate investments	$0	$11,597	$0
Cash and cash equivalents	0	141	0
Rent receivable - other	0	207	0
Deferred charges, goodwill and other assets, net	0	135	0
Mortgage and other notes payable, non-recourse to us	0	(6,215)	0
Other liabilities	0	(368)	0
Third-party equity interest	0	(54)	0

Investment in LLC	$0	$5,443	$0

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings. As of February 28, 2015, we have sixty-one real estate investments or commitments located in eighteen states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;

•	three free-standing emergency departments;

•	forty-eight medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;

•	four preschool and childcare centers.

Our future results of operations could be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the three Universal Health Services, Inc. hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties. Additionally, the general real estate market has been unfavorably impacted by the deterioration in economic and credit market conditions which may adversely impact the underlying value of our properties. The tightening in the credit markets and the instability in certain banking and financial institutions over the past several years has not had a material impact on us. However, there can be no assurance that unfavorable credit market conditions will not materially increase our cost of borrowings and/or have a material adverse impact on our ability to finance our future growth through borrowed funds.

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

The minimum rent for all hospital facilities is fixed over the initial term or renewal term of the respective leases. Rental income recorded by our properties, including our consolidated and unconsolidated MOBs, relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, stipulated rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Bonus rents are recognized when earned based upon increases in each facility’s net revenue in excess of stipulated amounts. Bonus rentals are determined and paid each quarter based upon a computation that compares the respective facility’s current quarter’s net revenue to the corresponding quarter in the base year. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the property’s land, buildings and intangible assets based upon our estimates of their fair values. Intangible assets include the value of in-place leases, above market leases and leasehold interest in land at the time of acquisition. Substantially all of our intangible assets consist of the value of in-place leases at December 31, 2014, and will be amortized over the remaining lease terms (aggregate weighted average of 4.4 years at December 31, 2014) and is expected to result in estimated aggregate amortization expense of $5.6 million, $4.5 million, $3.9 million $2.5 million and $1.9 million for 2015, 2016, 2017, 2018 and 2019, respectively. Amortization expense on intangible values of in place leases was $6.1 million for the year ended December 31, 2014, $6.0 million for the year ended December 31, 2013 and $7.8 million for the year ended December 31, 2012. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $14.4 million for the year ended December 31, 2014, $12.5 million for the year ended December 31, 2013 and $12.2 million for the year ended December 31, 2012.

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

At December 31, 2014, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own medical office buildings. These LLCs are included in our financial statements for all periods presented on an unconsolidated basis pursuant to the equity method since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest. These LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

Palmdale Medical Properties was consolidated in our financial statements through June 30, 2013 at which time its master lease with a wholly-owned subsidiary of UHS expired. For the period of July 1, 2013 through December 31, 2013, we accounted for Palmdale Medical Properties under the equity method. As discussed below, as a result of our purchase of the third-party minority ownership interest in Palmdale Medical Properties, effective January 1, 2014, we began accounting for Palmdale Medical Properties on a consolidated basis.

Effective August 1, 2014, we purchased the third-party minority ownership interests, ranging from 5% to 15%, in six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza). Effective January 1, 2014, we purchased the third-party minority ownership interests (5% for each LLC) in Palmdale Medical Properties and Sparks Medical Properties. We formerly held non-controlling majority ownership interests in all of these LLCs, and as a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs. As a result, we began accounting for the six LLCs mentioned above on a consolidated basis effective August 1, 2014 and we began accounting for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014, as discussed below. Each of the property’s assets and liabilities were recorded at their fair values (see Note 3 to the consolidated financial statements for additional disclosure). Other than an increase in depreciation and amortization expense resulting from the fair value recognition related to the purchase of the minority ownership interests, we do not expect these transactions to have a material impact on our future results of operations.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $469 million and $316 million, respectively, at December 31, 2014.

Stock-Based Compensation

We expense the grant-date fair value of restricted stock awards over the vesting period. We recognize the grant-date fair value of equity-based compensation and account for these transactions using the fair-value based method.

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

See Note 3-Acquisitions and Dispositions, for disclosure related to the $25.4 million net gain recorded during 2014 in connection with the fair value recognition of the assets and liabilities, including third-party debt, resulting from the purchase of minority ownership interests in majority-owned LLCs.

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

New Accounting Standards

Except as noted below, there were no new accounting pronouncements during 2014 that impacted, or are expected to impact us.

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting”. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in ASU 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU.

In April 2014, the Financial Accounting Standards Board updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We adopted this updated guidance in 2014 and the adoption of this update did not have a material impact on our consolidated financial statements.

(2)	RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. The hospital leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each hospital leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 36% of our total revenue for the five years ended December 31, 2014 (approximately 28% for the year ended December 31, 2014 and approximately 30% for each of the years ended December 31, 2013 and 2012). The decrease during 2014 as compared to 2013, is due primarily to the 2014 purchase of the third-party minority ownership interests in eight LLCs in which we previously held noncontrolling majority ownership interests. As a result of these transactions, we own 100% of each of these LLCs and began accounting for each on a consolidated basis effective on the date of purchase of the minority ownership interests. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2014 (approximately 22% for each of the years ended December 31, 2014 and 2013 and 21% for the year ended December 31, 2012). In addition, including the two free-standing emergency departments (“FEDs”) acquired by us from subsidiaries of UHS during the first quarter of 2015 (as discussed below), fifteen MOBs/FEDs, that are either wholly or jointly-owned, include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. In addition, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value.

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Upon expiration of the lease, the wholly-owned subsidiary of UHS exercised its option to purchase the real property of the facility and on December 31, 2014, The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value. Based upon the property appraisals obtained by each party, the sales price of The Bridgeway was $17.3 million. A gain on divestiture of approximately $13.0 million is included in our results of operations for the twelve-month period ended December 31, 2014. During each of the last three years, our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

During the first quarter of 2015, we purchased, from UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and will be operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms have been executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenues earned by us at the commencement of the leases will be approximately $900,000 annually.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the hospital leases.

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

We have funded $2.6 million in equity as of December 31, 2014, and are committed to fund an additional $400,000, in exchange for a 95% non-controlling equity interest in an LLC (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by UHS of Texoma, Inc. (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $14.9 million, which is non-recourse to us, outstanding as of December 31, 2014. As this LLC is not considered to be a variable interest entity and does not meet the other criteria requiring consolidation of an investment, it is accounted for pursuant to the equity method.

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

The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2014 and 2013, and 0.65% during 2012, of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2014, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2015 pursuant to the same terms as the Advisory Agreement in place during 2014 and 2013.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2014, 2013 or 2012 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.5 million during 2014, $2.4 million during 2013 and $2.1 million during 2012 and were based upon average invested real estate assets of $363 million, $338 million and $326 million during 2014, 2013 and 2012, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2014 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2014 and 2013, UHS owned 5.9% and 6.1%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 28% of our consolidated revenues for the year ended December 31, 2014 and 30% of our consolidated revenues for each of the years ended December 31, 2013 and 2012, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3)	ACQUISITIONS AND DISPOSITIONS

2015:

Acquisitions:

In February, 2015, we purchased the Haas Medical Office Park, a single-tenant, two single story buildings having an aggregate of approximately 16,000 rentable square feet, located in Ottumwa, Iowa, for approximately $4.1 million.

In January and February of 2015, we purchased, from UHS, the real property of two newly-constructed and recently opened free-standing emergency departments (“FEDs”) located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and will be operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six 5-year renewal terms have been executed with UHS for each FED. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenues earned by us at the commencement of the leases will be approximately $900,000 annually.

2014:

Acquisitions:

During 2014, we spent $15.6 million to acquire the following clinics and MOB:

•

spent $8.6 million to acquire the Hanover Emergency Center, a 22,000 rentable square feet, free-standing, full service emergency and imaging center, located in Mechanicsville, VA, in August, 2014. The single-tenant property is occupied pursuant to the terms of a 10-year lease with HCA Health Services of Virginia, Inc., and;

•	spent $7.2 million, including a $150,000 deposit made in 2013, to purchase the following in a single transaction in January, 2014:

•	The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and;

•	The Northwest Medical Center at Sugar Creek – a 13,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

The aggregate purchase price for these clinics and MOB was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the clinics and MOB at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.8 years at the time of acquisition (aggregate weighted average of 9.5 years at December 31, 2014) for the Hanover Emergency Center and approximately 9.7 years at the time of acquisition (aggregate weighted average of 8.7 years at December 31, 2014) for the Arkansas facilities.

Land	$3,010
Buildings and improvements	10,664
Intangible assets	2,076
Deposit paid in 2013	(150)

Net cash paid	$15,600

Additionally, during 2014, we spent an aggregate of $7.0 million, including $4.7 million in cash plus an additional $2.3 million in the form of a note payable to the previous third-party member (which was fully repaid in January, 2015 and is reflected in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet at December 31, 2014) to purchase the minority ownership interests held by third party members in eight LLCs (as noted in the table below) in which we previously held various non-controlling majority ownership interests ranging from 85% to 95%.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC	Effective Date
Palmdale Medical Properties	95%	Palmdale Medical Plaza	January 1, 2014
Sparks Medical Properties…	95%	Vista Medical Terrace & Sparks MOB	January 1, 2014
DVMC Properties	90%	Desert Valley Medical Center	August 1, 2014
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza	August 1, 2014
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza	August 1, 2014
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza	August 1, 2014
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center	August 1, 2014
3811 Bell Medical Properties	95%	North Valley Medical Plaza	August 1, 2014

As a result of these minority ownership purchases, we now own 100% of each of these LLCs, which own medical office buildings, and began accounting for each on a consolidated basis at the effective date as noted in the table above. Pursuant to current accounting standards, at the effective date, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $25.4 million non-cash gain, which is included in our Consolidated Statement of Income for the twelve months ended December 31, 2014, representing the difference between the fair values and the equity method carrying value of each investment. The calculated fair value, categorized in level 3 of the fair value hierarchy and utilizing the income capitalization approach, is based upon the basis of capitalization of the net estimated earnings expectancy of the property, assuming continued use similar to the existing use of the acquired property. Each property’s continued cash flow analysis were also utilized in estimating the fair value of the property, whereby cash flows from the various tenants are calculated based upon lease commencement and termination dates. The capitalization rate and discount rate ranged from 7%-8.75% and 8%-9.75%, respectively.

The aggregate purchase price for these MOBs was allocated to net tangible property ($84.0 million), identified intangible assets ($6.5 million), and long term debt ($29.8 million). Substantially all of the intangible assets include the value of the in-place leases at these MOBs at the time of acquisition which will be amortized over the combined average remaining lease term of approximately 4.7 years at the time of acquisition (aggregate weighted average of 4.3 years at December 31, 2014) for the August, 2014 transactions and 5.3 years at the time of acquisition (aggregate weighted average of 5.5 years at December 31, 2014) for the January, 2014 transactions. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

Divestitures:

In December, 2014, upon expiration of The Bridgeway’s lease term, a wholly-owned subsidiary of UHS exercised its option to purchase the real property of the facility. The sale of The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, generated $17.3 million of sale proceeds. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value of $17.3 million. Our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with this lease. A $13.0 gain is included in our Consolidated Statement of Income for the twelve months ended December 31, 2014, representing the difference between the fair market value and the book value of this property.

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

The aggregate purchase price of approximately $4.7 million for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets, based on their respective fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at Ward Eagle Office Village at the time of acquisition which are being amortized over the then average remaining lease term of approximately 9.8 years (aggregate weighted average of 8.4 years at December 31, 2014).

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

2012:

Acquisitions and New Construction:

In January and December, 2012, we purchased the:

•

PeaceHealth Medical Clinic, a 99,000 square foot, single tenant medical office building located in Bellingham, Washington, which was acquired in January, 2012 for $30.4 million; the weighted average remaining lease term on the date of acquisition was approximately ten years, and;

•

Northwest Texas Professional Office Tower – a 72,000 square foot, multi-tenant medical office building located in Amarillo, Texas, which was acquired in December, 2012 for $9.6 million; the weighted average remaining lease term at the date of acquisition was 5.1 years.

The aggregate purchase price of $40.0 million for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the time of acquisition which are being amortized over the then average remaining lease term of approximately 7.0 years (aggregate weighted average of 5.0 years at December 31, 2014).

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

The following table summarizes significant unobservable quantitative inputs and assumptions used for the 2012 acquired properties categorized in Level 3 of the fair value hierarchy:

Assets	Fair Value at December 31, 2012	Valuation Technique	Unobservable inputs	Range
PeaceHealth Medical Clinic (a.)(b.)	$30,400,000	Income Capitalization Approach	Capitalization Rate	7.50%
			Discount Rate	8.50%
Northwest Texas Professional Office Tower	$9,600,000	Income Capitalization Approach	Capitalization Rate	8.60%
			Discount Rate	9.50%

(a.)	The fair value of the land was estimated based upon the sales comparison approach.
(b.)	Debt is recorded at its current estimated fair value based upon significant inputs including outstanding loan balance, term, stated interest rate and current market rate of the mortgage.

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

As of December 31, 2014, our net intangible assets total $23.1 million (net of $19.7 million accumulated amortization) and substantially all of the amount is related to acquired, in-place leases which have a weighted average remaining amortization period of 4.4 years.

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

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent, are as follows (amounts in thousands):

2015	$49,207
2016	46,051
2017	30,330
2018	25,799
2019	21,127
Thereafter	57,916

Total minimum base rents	$230,430

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

(5)	DEBT AND FINANCIAL INSTRUMENTS

Debt:

In July, 2011, we entered into a $150 million revolving credit agreement (“Credit Agreement”) which is scheduled to expire on July 24, 2015. We are in the process of renegotiating our Credit Agreement and, although we can provide no assurance we will do so, we expect to complete a replacement credit facility by March 31,

2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides an option to increase the total facility borrowing capacity by an additional $50 million, subject to lender agreement. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.75% to 2.50% or at the Base Rate plus an applicable margin ranging from 0.75% to 1.50%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 0.50%, and; (c) one month LIBOR plus 1%. A fee of 0.30% to 0.50% will be charged on the unused portion of the commitment. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2014, the applicable margin over the LIBOR rate was 2.00%, the margin over the Base Rate was 1.00%, and the commitment fee was 0.35%.

At December 31, 2014, we had $89.8 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our revolving credit agreement. We had $54.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2014. There are no compensating balance requirements. The average amounts outstanding under our revolving credit agreement were $104.6 million in 2014, $86.3 million in 2013 and $75.4 million in 2012 with corresponding effective interest rates, including commitment fees, of 2.4% in 2014, 2.2% in 2013 and 2.4% in 2012. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $89.8 million at December 31, 2014.

On February 10, 2015, we borrowed an additional $4.9 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Spring Valley Medical Office Building. The mortgage loan on this property matured on February 10, 2015.

On July 1, 2014, we borrowed an additional $9.1 million under our revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Summerlin Hospital Medical Office Building I. The mortgage loan on this property matured on July 1, 2014.

Covenants relating to the Agreement require the maintenance of a minimum tangible net worth and specified financial ratios, limit our ability to incur additional debt, limit the aggregate amount of mortgage receivables and limit our ability to increase dividends in excess of 95% of cash available for distribution, unless additional distributions are required to comply with the applicable section of the Internal Revenue Code of 1986 and related regulations governing real estate investment trusts. We are in compliance with all of the covenants at December 31, 2014. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2014
Tangible net worth	$125,000	$181,458
Debt to total capital	< 55%	30.0%
Debt service coverage ratio	> 3.00x	25.4x
Debt to cash flow ratio	< 3.50x	1.29x

We have sixteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2014, with a combined outstanding balance of $122.9 million (excluding net debt premium of $523,000 at December 31, 2014). The following table summarizes our outstanding mortgages at December 31, 2014 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a)	Interest Rate	Maturity Date
Spring Valley Medical Office Building fixed rate mortgage loan (b.)	$4,920	5.50%	February, 2015
Desert Valley Medical Center floating rate mortgage loan (c.)	3,861	3.41%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (c.)	6,008	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	11,025	3.41%	December, 2016
Peace Health fixed rate mortgage loan	21,248	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,183	2.90%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,785	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,729	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,485	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,642	3.41%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,479	3.41%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,479	4.85%	May, 2018
Vibra Hospital of Corpus Christi fixed rate mortgage loan	2,902	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,601	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,673	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,862	5.56%	June, 2025

Total	$122,882

(a.)	Amortized principal payments are made on a monthly basis.
(b.)	This loan was repaid in full on February 10, 2015, utilizing funds borrowed under our revolving credit facility.
(c.)	We expect these loans, which have a maturity date in October, 2015, to be refinanced at the then current market interest rates or repaid utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $124.7 million as of December 31, 2014. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2014, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2015(a)	$107,646
2016	13,600
2017	50,399
2018	22,658
2019	3,463
Later	14,866

Total	$212,632

(a)	Includes repayment of $89.8 million of outstanding borrowings under the terms of our $150 million revolving credit agreement.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through December 31, 2014, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire on January 13, 2017.

(6)	DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2014: $2.52 per share of which $1.478 per share was ordinary income and $1.042 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.305 per share).

•	2013: $2.495 per share of which $1.96 per share was ordinary income and $.535 per share was a return of capital distribution.

•	2012: $2.46 per share of which $1.294 per share was ordinary income and $1.166 per share was total capital gain (total capital gain includes Unrecaptured Section 1250 gain of $.281 per share).

Equity Issuance Program:

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal.

Since inception of this program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net cash proceeds or receivables (net of approximately$1.1 million, consisting of compensation of $667,000 to Merrill Lynch, as well as $391,000 of other various fees and expenses), as follows:

•

2014:    We issued 426,187 shares at an average price of $47.51 per share which generated approximately $19.5 million of net cash proceeds or receivables (net of approximately $701,000, consisting of compensation of $506,000 to Merrill Lynch, as well as $195,000 of other various fees and expenses), and;

•

2013:    We issued 154,713 shares at an average price of $41.71 per share which generated approximately $6.1 million of net cash proceeds or receivables (net of $357,000, consisting of compensation of $161,000 to Merrill Lynch, as well as $196,000 of other various fees and expenses).

In connection with this ATM program, our consolidated balance sheet includes approximately $1.1 million at December 31, 2014, and $600,000 at December 31, 2013, of net proceeds due to us in connection with shares issued in late December 2014 and 2013. The payment related to these shares was received by us in early January 2015, and early January, 2014, respectively. The net proceeds receivable were non-cash items, as presented on the Consolidated Statements of Cash Flows at December 31, 2014 and 2013.

(7)	INCENTIVE PLANS

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 57,825 shares, net of cancellations, have been issued pursuant to the terms of this plan, 39,245 of which have vested as of December 31, 2014. At December 31, 2014 there are 17,175 shares remaining for issuance under the terms of the 2007 Plan.

During 2014, there were 9,850 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.21 per share ($425,619 in the aggregate). These restricted shares are scheduled to vest in June of 2016 (the second anniversary of the date of grant).

During 2013, there were 8,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.54 per share ($380,104 in the aggregate). These restricted shares are scheduled to vest in June of 2015 (the second anniversary of the date of grant).

During 2012, there were 10,375 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $39.05 per share ($405,144 in the aggregate). These restricted shares vested in June of 2014 (the second anniversary of the date of grant). Included the restricted stock issuances during 2012 were one-time special compensation awards made to our executive officers in recognition of their efforts and contributions in connection with various acquisitions, divestitures and purchases of third-party minority interests in certain majority-owned LLCs as completed at various times during 2011 and the first quarter of 2012.

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $399,000, $375,000 and $329,000 and during 2014, 2013 and 2012, respectively. The remaining expenses associated with these grants is approximately $381,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2014.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. As of December 31, 2014, there were 36,000 options outstanding and exercisable under the 1997 Plan with an average exercise price of $35.94 per share and a remaining weighted average life of 1.6 years. The net expense recorded in connection with the DERs did not have a material impact on our consolidated financial statements during each of the years ended December 31, 2014, 2013 and 2012.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. DERs with respect to 36,000 shares, 40,000 shares and 43,000 shares were outstanding at December 31, 2014, 2013 and 2012, respectively. In December of 2014, 2013 and 2012, DERs which were vested and accrued as of each respective date, were paid to officers and Trustees of the Trust amounting to $94,000, $106,000 and $116,000, respectively.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2012	51,000	$33.89	$36.53/$26.09
Exercised	(8,000)	26.76	$27.65/$26.09

Balance, January 1, 2013	43,000	$35.22	$36.53/$29.44
Exercised	(3,000)	29.44	$29.44/$29.44

Balance, January 1, 2014	40,000	$35.65	$36.53/$30.06
Exercised	(4,000)	33.07	$30.06/$34.07

Outstanding options vested and exercisable as of December 31, 2014	36,000	$35.94	$34.90/$36.53

During 2014, there were 4,000 stock options exercised with a total in-the-money value of $44,160. During 2013, there were 3,000 stock options exercised with a total in-the-money value of $46,290. During 2012, there were 8,000 stock options exercised with a total in-the-money value of $148,930.

There were no unvested options as of December 31, 2014. The following table provides information about options outstanding and exercisable options at December 31, 2014:

Options Outstanding and Exercisable
Number	36,000
Weighted average exercise price	$35.94
Aggregate intrinsic value	$438,430
Weighted average remaining contractual life	1.6

The weighted average remaining contractual life and weighted average exercise price for options outstanding and the weighted average exercise prices per share for exercisable options at December 31, 2014 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
$34.90 -$34.90	13,000	34.90	0.7
$36.53 -$36.53	23,000	36.53	2.2

Total	36,000	$35.94	1.6

(8)	SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

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

At December 31, 2014, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. As of December 31, 2014, we accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These LLCs maintain property insurance on the properties.

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

Effective January 1, 2014, we purchased the 5% minority ownership interests held by third-party members in two LLCs in which we previously held noncontrolling majority ownership interests, as noted in the table below. As a result of these minority ownership purchases, we now own 100% of each of these LLCs and account for them on a consolidated basis. Prior to January 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method. Previously, Palmdale Medical Properties (“Palmdale”) was included in our financial statements on a consolidated basis through June 30, 2013 as a result of a master lease arrangement with a wholly-owned subsidiary of UHS, which expired on July 1, 2013.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC	Effective Date
Palmdale Medical Properties	95%	Palmdale Medical Plaza	January 1, 2014
Sparks Medical Properties	95%	Vista Medical Terrace & Sparks MOB	January 1, 2014
DVMC Properties	90%	Desert Valley Medical Center	August 1, 2014
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza	August 1, 2014
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza	August 1, 2014
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza	August 1, 2014
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center	August 1, 2014
3811 Bell Medical Properties	95%	North Valley Medical Plaza	August 1, 2014

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of December 31, 2014:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	Suburban Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan of $9.0 million, which is non-recourse to us, outstanding as of December 31, 2014.
(b.)	We have funded $5.2 million in equity as of December 31, 2014 and are committed to invest an additional $1.1 million. This LLC has a third-party term loan of $23.3 million, which is non-recourse to us, outstanding as of December 31, 2014.
(c.)	We have funded $2.6 million in equity as of December 31, 2014, and are committed to fund an additional $400,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $14.9 million, which is non-recourse to us, outstanding as of December 31, 2014
(d.)	We have committed to invest up to $2.5 million in equity and debt financing, of which $1.4 million has been funded as of December 31, 2014. This LLC has a third-party term loan of $5.5 million, which is non-recourse to us, outstanding as of December 31, 2014.

Below are the combined statements of income for the LLCs accounted for under the equity method at December 31, 2014, 2013 and 2012. The data for the year ended December 31, 2014 includes the financial results for the six above-mentioned LLCs in which we purchased the minority ownership interests in August, 2014 for the period of January through July of 2014 (during which they were accounted for under the equity method). The data for the year ended December 31, 2012 includes the prorated amounts, through the date of their divestitures, for two LLCs that were divested during the year (Canyon Healthcare Properties, 95% ownership interest, divested in February, 2012 and 575 Hardy Investors, 90% ownership interest, divested in October, 2012).

	For the Year Ended December 31,
	2014(b.)	2013(c.)	2012(c.) (d.)
	(amounts in thousands)
Revenues	$17,292	$21,001	$21,448
Operating expenses	6,769	8,705	8,974
Depreciation and amortization	2,968	4,039	4,140
Interest, net	4,261	6,353	6,056

Net income before gains on divestitures	$3,294	$1,904	$2,278

Our share of net income before gains on divestitures (a.)	$2,428	$2,095	$2,365

Our share of gains on divestitures	$—	$—	$8,520

(a.)	Our share of net income during 2014, 2013 and 2012, includes interest income earned by us on various advances made to LLCs of approximately $834,000, $1.9 million and $1.5 million, respectively.
(b.)	As mentioned above, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) on a consolidated basis as of August 1, 2014. Prior to August 1, 2014, the financial results of these entities were accounted for under the equity method on an unconsolidated basis. The year ended December 31, 2014, include the financial results of the six mentioned LLCs for seven months ended July 31, 2014.

(c.)	As mentioned above, we began to account for Sparks Medical Properties on a consolidated basis as of January 1, 2014. Prior to January 1, 2014, the financial results of this entity were accounted for under the equity method on an unconsolidated basis. These amounts include the financial results for Sparks Medical Properties for the years ended December 31, 2013 and 2012. In addition, we purchased the minority ownership interests in six LLCs effective August 1, 2014 (as mentioned in (b.) above) and began to account for the LLCs a consolidated basis as of that date. These amounts include the financial results for these six LLCs for the years ended December 31, 2013 and 2012. As also mentioned above, we began to account for Palmdale Medical Properties on a consolidated basis as of January 1, 2014. Prior thereto, as a result of a master lease commitment with a wholly-owned subsidiary of UHS which expired effective as of July 1, 2013, the financial results of Palmdale Medical Properties was accounted for on a consolidated basis through the six-month period ended June 30, 2013 and then on an unconsolidated basis for the six-month period of July 1, 2013 through December 31, 2013. Therefore the financial results of this entity are reflected in the table above for the six-month period of July 1, 2013 through December 31, 2013.
(d.)	As mentioned above, during the first quarter of 2012 and the fourth quarter of 2012, two LLCs in which we previously owned various noncontrolling, majority ownership interests (Canyon Healthcare Properties and 575 Hardy Investors), completed divestitures of medical office buildings and related real property. Our share of the financial results of the divested entities were previously accounted for on an unconsolidated basis under the equity method.

Below are the combined balance sheets for the LLCs that were accounted for under the equity method as of December 31, 2014 and 2013:

	December 31,
	2014(a.)	2013(a.)(b.)
	(amounts in thousands)
Net property, including CIP	$62,450	$119,547
Other assets	7,367	9,479

Total assets	$69,817	$129,026

Liabilities	$3,348	$5,336
Mortgage notes payable, non-recourse to us	52,728	80,112
Advances payable to us	—	22,911
Equity	13,741	20,667

Total liabilities and equity	$69,817	$129,026

Our share of equity and advances to LLCs	$8,605	$39,201

(a.)	The amounts presented include the balance sheet amounts for each of the five entities that are accounted for on an unconsolidated basis as of December 31, 2014.
(b.)	As mentioned above, we began to account for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014. As also mentioned above, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) on a consolidated basis as of August 1, 2014. The amounts reflected for December 31, 2013, include the balance sheet amounts for each of these entities since they were accounted for on an unconsolidated basis pursuant to the equity method as of December 31, 2013.

As of December 31, 2014, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2015	$23,832
2016	530
2017	5,727
2018	445
2019	466
2020 and After	21,728

Total	$52,728

Name of LLC	Mortgage Loan Balance (a.)	Maturity Date
Arlington Medical Properties (b.)	23,287	October, 2015
FTX MOB Phase II (c.)	5,548	August, 2017
Grayson Properties (d.)	14,893	September, 2021
Brunswick Associates (e.)	9,000	December, 2024

	$52,728

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan during 2015 for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, increasing our equity investment in the property utilizing funds borrowed under our revolving credit agreement.
(c.)	This loan was converted from a construction loan to a term loan in August, 2014, pursuant to the terms of the loan agreement.
(d.)	This loan was refinanced in September, 2014, for a seven year term, at a fixed rate of 5.034%. This loan includes two one-year extension options.
(e.)	This loan was refinanced in December, 2014, for a ten year term, at a fixed rate of 1.50% for the initial six months, and fixed rate of 3.64% commencing July 1, 2015 through December 31, 2024.

Pursuant to the operating and/or partnership agreements of most of the five LLCs in which we continue to hold non-controlling majority ownership interests, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member

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

(10)	QUARTERLY RESULTS (unaudited)

	2014 (a.)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$14,288	$14,317	$15,258	$15,923	$59,786

Net income before gains	$3,458	$3,408	$3,048	$3,185	$13,099
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	316	—	25,093	—	25,409
Gain on divestiture of real property	—	—	—	13,043	13,043

Net income	$3,774	$3,408	$28,141	$16,228	$51,551

Total basic earnings per share	$0.29	$0.26	$2.18	$1.24	$3.99

Total diluted earnings per share	$0.29	$0.26	$2.18	$1.24	$3.99

(a.)	We began to account for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014. Additionally, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza) on a consolidated basis as of August 1, 2014.

	2013 (a.)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$13,885	$13,502	$13,448	$13,445	$54,280

Net income	$3,427	$2,941	$3,303	$3,498	$13,169

Total basic earnings per share	$0.27	$0.23	$0.26	$0.27	$1.04

Total diluted earnings per share	$0.27	$0.23	$0.26	$0.27	$1.04

(a.)	We began reflecting the operating results for Palmdale Medical Plaza on an unconsolidated basis pursuant to the equity method as of July 1, 2013. Prior to July 1, 2013, the financial results of this entity were recorded on a consolidated basis. The revenues for the first and second quarters of 2013, as reflected above, include the revenue for Palmdale Medical Plaza. There was no material impact to our net income as a result of the deconsolidation of this property.

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2014

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2014	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance (e.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$11,175	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	24,385	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	16,258	2006	1986	42 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	5,069	1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	902	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	—	439	1,618	870	439	2,488		2,927	1,091	1995	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas	—	439	1,837	185	439	2,022	3	2,464	889	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	413	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	309	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	338	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	311	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,271)	1,130	2,821		3,951	2,269	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,015	806	4,209		5,015	1,943	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas	—	573	3,842	585	573	4,427	53	5,053	2,398	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada	—	—	1,579	68	—	1,647		1,647	931	1999	1999	25 Years
Sheffield Medical Building (c.) Atlanta, Georgia	—	1,760	9,766	(7,327)	736	3,463	1	4,200	1,348	1999	1999	25 Years
Medical Center of Western Connecticut Danbury, Connecticut	4,785	1,151	5,176	544	1,151	5,720		6,871	2,899	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,902	1,104	5,508	—	1,104	5,508		6,612	1,085	2008	2008	35 Years
Apache Junction Medical Plaza (d.) Apache Junction, AZ	—	240	3,590	621	240	4,211	1	4,452	479	2004	2004	30 Years
Auburn Medical Office Building II (d.) Auburn, WA	7,183	—	10,200	176	—	10,376		10,376	1,034	2009	2009	36 Years
BRB Medical Office Building (d.) Kingwood, Texas	6,673	430	8,970	24	430	8,994	4	9,428	885	2010	2010	37 Years
Centennial Hills Medical Office Building (d.) Las Vegas, NV	10,642	—	19,890	804	—	20,694	116	20,810	2,154	2006	2006	34 Years
Desert Springs Medical Plaza (d.) Las Vegas, NV	—	1,200	9,560	443	1,200	10,003	144	11,347	1,212	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs (d.) Las Vegas, NV	6,601	400	11,300	1,141	400	12,441	155	12,996	1,430	2003	2003	30 Years
Spring Valley Hospital MOB I (d.) Las Vegas, NV	4,920	—	9,500	338	—	9,838	36	9,874	1,029	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2014 — (Continued)

(amounts in thousands)

Description	Initial Cost				Gross amount at which carried at end of period				Accumulated Depreciation as of Dec. 31, 2014	Date of Completion of Construction, Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
	Encumbrance (e.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total
Spring Valley Hospital MOB II (d.) Las Vegas, NV	—	—	9,800	8	—	9,808	202	10,010	1,031	2006	2006	34 Years
Summerlin Hospital MOB I (d.) Las Vegas, NV	—	460	15,440	512	460	15,952	43	16,455	1,889	1999	1999	30 Years
Summerlin Hospital MOB II (d.) Las Vegas, NV	11,729	370	16,830	851	370	17,681	43	18,094	2,040	2000	2000	30 Years
Summerlin Hospital MOB III (d.) Las Vegas, NV	11,025	—	14,900	1,459	—	16,359	32	16,391	1,581	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	395	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	31	910	11,991		12,901	1,621	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	31	1,100	9,031		10,131	1,077	2011	2011	35 Years
Tuscan Professional Building Irving, TX	5,862	1,100	12,525	73	1,100	12,598		13,698	1,299	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	21,248	1,900	24,910	—	1,900	24,910		26,810	2,554	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX	—	—	7,180	—	—	7,180		7,180	485	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	—	220	3,220		3,440	165	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	28	2013	2013	35 Years
Desert Valley Medical Center (f.) Phoenix, AZ	3,861	2,280	4,624	—	2,280	4,624	26	6,930	74	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	72	2014	2014	35 Years
North Valley Medical Plaza (f.) Phoenix, AZ	—	930	6,929	—	930	6,929		7,859	111	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	78	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	66	2014	2014	35 Years
Rosenberg Children’s Medical Plaza (f.) Phoenix, AZ	8,479	0	23,302	—	0	23,302		23,302	327	2001	2001	35 Years
Phoenix Children’s East Valley Care Center (f.) Phoenix, AZ	6,485	1,050	10,900	—	1,050	10,900		11,950	152	2006	2006	35 Years
Palmdale Medical Plaza (f.) Palmdale, CA	6,008	0	10,555	—	0	10,555	48	10,603	372	2008	2008	34 Years
Santa Fe Professional Plaza (f.) Scottsdale, AZ	—	1,090	1,960	—	1,090	1,960	109	3,159	31	1999	1999	30 Years
Sierra San Antonio Medical Plaza (f.) Fontana, CA	—	0	11,538	—	0	11,538		11,538	184	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB (f.) Sparks, NV	4,479	0	9,276	—	0	9,276	176	9,452	370	2008	2008	30 Years

TOTALS	$122,882	$33,768	$401,899	$49,730	$35,584	$449,813	$1,192	$486,589	$106,480

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2014—(Continued)

(amounts in thousands)

a..	Costs capitalized/divested subsequent to acquisition.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	During 2011, a $5.4 million provision for asset impairment was recorded in connection with the real estate assets of Sheffield Medical Building.
d.	During 2011, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.
e.	Consists of outstanding balances as of December 31, 2014 on third-party debt that is non-recourse to us.
f.	During 2014, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2014

(amounts in thousands)

(1)	RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2012 to December 31, 2014:

	2014	2013	2012
Balance at January 1,	$395,669	$401,474	$363,498
Impact of deconsolidation of an LLC(a.)	—	(13,185)	—
Impact of consolidation of eight LLCs(b.)	84,064	—	—
Property additions	3,298	3,415	3,985
Acquisitions	13,674	4,065	33,991
Disposals	(10,116)	(100)	—

Balance at December 31,	$486,589	$395,669	$401,474

(2)	RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2012 to December 31, 2014:

	2014	2013	2012
Balance at January 1,	$97,921	$87,088	$74,865
Impact of deconsolidation of an LLC(a.)	—	(1,588)	—
Disposals	(5,859)	—	—
Current year depreciation expense	14,413	12,464	12,223
Other	5	(43)	—

Balance at December 31,	$106,480	$97,921	$87,088

(a.)	The master lease with a wholly-owned subsidiary of UHS related to Palmdale Medical Properties expired effective as of July 1, 2013 and, as of that date, we began accounting for Palmdale Medical Properties on an unconsolidated basis under the equity method.
(b.)	During 2014, the Trust purchased the minority ownership interests held by third-party members in eight LLCs (January and August, 2014) in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, the Trust and our subsidiaries now own 100% of each of these LLCs and the financial results are included in our consolidated financial statements.

Exhibit Index

Exhibit No.	Exhibit
10.2	Agreement dated December 4, 2014, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document