Form 10-Q
period 2015-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2015-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of common shares of beneficial interest outstanding at April 30, 2015—13,302,259

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2015. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and thirteen medical office buildings and two free-standing emergency departments , that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

For the Three Months Ended March 31, 2015 and 2014

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Base rental - UHS facilities	$3,906	$3,914
Base rental - Non-related parties	8,869	7,226
Bonus rental - UHS facilities	1,218	1,150
Tenant reimbursements and other - Non-related parties	2,009	1,833
Tenant reimbursements and other - UHS facilities	200	165

	16,202	14,288

Expenses:
Depreciation and amortization	5,523	4,826
Advisory fees to UHS	666	610
Other operating expenses	4,722	3,933
Transaction costs	57	62

	10,968	9,431

Income before equity in income of unconsolidated limited liability companies (“LLCs”), interest expense and gains	5,234	4,857
Equity in income of unconsolidated LLCs	592	593
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	0	316
Interest expense, net	(2,130)	(1,992)

Net income	$3,696	$3,774

Basic earnings per share	$0.28	$0.29

Diluted earnings per share	$0.28	$0.29

Weighted average number of shares outstanding - Basic	13,283	12,848
Weighted average number of share equivalents	11	6

Weighted average number of shares and equivalents outstanding - Diluted	13,294	12,854

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2015 and 2014

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$3,696	$3,774
Other comprehensive (loss)/income:
Unrealized derivative (losses)/gains on interest rate caps	(61)	3
Amortization of interest rate cap fees	23	15

Total other comprehensive(loss)/ income:	(38)	18

Total comprehensive income	$3,658	$3,792

See the accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets:
Real Estate Investments:
Buildings and improvements	$465,973	$451,005
Accumulated depreciation	(110,518)	(106,480)

	355,455	344,525
Land	38,774	35,584

Net Real Estate Investments	394,229	380,109

Investments in limited liability companies (“LLCs”), net	7,945	8,605
Other Assets:
Cash and cash equivalents	3,951	3,861
Base and bonus rent receivable from UHS	2,149	2,086
Rent receivable - other	4,350	4,219
Intangible assets (net of accumulated amortization of $21.0 million and $19.7 million at March 31, 2015 and December 31, 2014, respectively)	22,263	23,123
Deferred charges and other assets, net	6,719	6,863

Total Assets	$441,606	$428,866

Liabilities:
Line of credit borrowings	$116,000	$89,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $468,000 and $523,000 at March 31, 2015 and December 31, 2014, respectively)	117,607	123,405
Accrued interest	497	545
Accrued expenses and other liabilities	5,352	8,522
Tenant reserves, escrows, deposits and prepaid rents	2,199	2,063

Total Liabilities	241,655	224,285

Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2015 - 13,302,241 2014 -13,301,204	133	133
Capital in excess of par value	240,993	240,835
Cumulative net income	535,291	531,595
Cumulative dividends	(576,340)	(567,894)
Accumulated other comprehensive loss	(126)	(88)

Total Equity	199,951	204,581

Total Liabilities and Equity	$441,606	$428,866

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,696	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,545	4,849
Amortization of debt premium	(57)	(104)
Stock-based compensation expense	101	96
Gains on purchase of minority interests in majority-owned LLCs	0	(316)
Income in excess of cash distributions from LLCs	(64)	0
Changes in assets and liabilities:
Rent receivable	(194)	(143)
Accrued expenses and other liabilities	(658)	(1,129)
Tenant reserves, escrows, deposits and prepaid rents	136	51
Accrued interest	(48)	2
Other, net	(228)	(114)

Net cash provided by operating activities	8,229	6,966

Cash flows from investing activities:
Investments in LLCs	(321)	(442)
Cash distributions in excess of income from LLCs	0	406
Cash distribution of refinancing proceeds from LLCs	1,045	0
Additions to real estate investments, net	(2,168)	(641)
Net cash paid for acquisition of properties	(16,765)	(7,050)
Cash paid to acquire minority interests in majority-owned LLCs	(2,250)	(170)

Net cash used in investing activities	(20,459)	(7,897)

Cash flows from financing activities:
Net borrowings on line of credit	26,250	7,550
Repayments of mortgages and other notes payable	(5,743)	(796)
Financing costs paid	(913)	0
Dividends paid	(8,446)	(8,050)
Issuance of shares of beneficial interest, net	1,172	2,477

Net cash provided by financing activities	12,320	1,181

Increase in cash and cash equivalents	90	250
Increase in cash due to recording of LLCs on a consolidated basis	0	257
Cash and cash equivalents, beginning of period	3,861	3,337

Cash and cash equivalents, end of period	$3,951	$3,844

Supplemental disclosures of cash flow information:
Interest paid	$2,115	$1,980

Supplemental disclosures of non-cash transactions:
Consolidation of LLCs:
Net real estate investments	$0	$19,489
Cash and cash equivalents	0	257
Intangible assets	0	2,820
Rent receivable - other	0	330
Deferred charges, goodwill and other assets, net	0	46
Investment in LLCs	0	(11,392)
Mortgage and other notes payable, non-recourse to us	0	(10,726)
Accrued interest	0	(33)
Accrued expenses and other liabilities	0	(248)
Tenant reserves, escrows, deposits and prepaid rents	0	(57)
Note payable to previous third party member	0	0
Gains on purchases of minority interests in majority-owned LLCs	0	(316)

Cash paid for purchase of minority interests in majority-owned LLCs	$0	$170

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2015. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of March 31, 2015, we had investments in five jointly-owned LLCs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each facility are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. These hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 25% and 29% of our consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% and 22% of the combined consolidated and unconsolidated revenue for the three months ended March 31, 2015 and 2014, respectively. In addition, thirteen medical office buildings (“MOBs”) and two free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value. On December 31, 2014, The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS for $17.3 million. During each of the three years ended December 31, 2014, our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2016	15	(b)

(a)	UHS has three 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms have been executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. These leases are cross-defaulted with one another. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital and FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2014, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory agreement was renewed for 2015 pursuant to the same terms as the Advisory Agreement in place during 2014.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first three months of 2015 or 2014 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $666,000 and $610,000 for the three months ended March 31, 2015 and 2014, respectively, and were based upon average invested real estate assets of $381 million, and $349 million for the three-month periods ended March 31, 2015 and 2014, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2015 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of March 31, 2015 and December 31, 2014, UHS owned 5.9% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 25% and 29% of our consolidated revenues during the three month periods ended March 31, 2015 and 2014, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.4 million, or $.635 per share, during the first quarter of 2015 and $8.1 million, or $.625 per share, during the first quarter of 2014.

Equity Issuance Program:

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in November, 2012.

There were no shares issued pursuant to the ATM program during the first quarter of 2015. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in the above was approximately $1.1 million of the net cash proceeds (net of approximately $29,000 of compensation to Merrill Lynch) related to shares issued in late December, 2014 which were received by us during the first quarter of 2015.

(4) Acquisitions, Dispositions and New Construction

Three Months Ended March 31, 2015:

Acquisitions:

In February, 2015, we purchased the Haas Medical Office Park, two single story buildings having an aggregate of approximately 16,000 rentable square feet, located in Ottumwa, Iowa, for approximately $4.1 million.

In January and February of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six 5-year renewal terms have been executed with UHS for each FED. In connection with the lease agreements, the lessee shall have the option to purchase the leased property upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of the FEDs was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

Divestitures:

There were no divestitures during the first three months of 2015.

Three Months Ended March 31, 2014:

Acquisitions:

We paid an aggregate of $7.2 million to purchase the following in January, 2014 in a single transaction:

•	The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and;

•	The Northwest Medical Center at Sugar Creek – a 16,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

Additionally, effective January 1, 2014, we paid an aggregate of $170,000 to purchase the 5% minority ownership interests held by third-party members in two LLCs in which we previously held noncontrolling, 95% majority ownership interests (Palmdale Medical Properties and Sparks Medical Properties). As a result of these minority ownership purchases, we now own 100% of each of these LLCs and began accounting for each property on a consolidated basis effective January 1, 2014. Pursuant to accounting standards, during the first quarter of 2014, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $316,000 non-cash gain, which is included in our Condensed Consolidated Statement of Income for the three months ended March 31, 2014, representing the difference between the fair values and the equity method carrying value of each investment. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

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

At March 31, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. We accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These LLCs maintain property insurance on the properties.

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2015 and December 31, 2014:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	Suburban Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.9 million, which is non-recourse to us, outstanding as of March 31, 2015.
(b.)	We have funded $5.2 million in equity as of March 31, 2015 and are committed to invest an additional $1.2 million. This LLC has a third-party term loan of $23.1 million, which is non-recourse to us, outstanding as of March 31, 2015.
(c.)	We have funded $2.7 million in equity as of March 31, 2015, and are committed to fund an additional $300,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan of $14.8 million, which is non-recourse to us, outstanding as of March 31, 2015
(d.)	We have committed to invest up to $2.5 million in equity and debt financing, of which $1.5 million has been funded as of March 31, 2015. This LLC has a third-party term loan of $5.5 million, which is non-recourse to us, outstanding as of March 31, 2015.

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

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
3811 Bell Medical Properties	95%	North Valley Medical Plaza

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2015 and 2014. The combined statements of income for the three months ended March 31, 2014 include the financial results for the six LLCs that we began to account for on a consolidated basis as of August 1, 2014, as discussed above.

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014(b.)
Revenues	$3,585	$4,909
Operating expenses	1,337	1,971
Depreciation and amortization	580	896
Interest, net	619	1,318

Net income	$1,049	$724

Our share of net income (a.)	$592	$593

(a.)	Our share of net income for the three months ended March 31, 2014 includes interest income earned by us on various advances made to LLCs of approximately $352,000. There were no advances outstanding during the first quarter of 2015, therefore there was no interest income earned by us for the three months ended March 31, 2015.
(b.)	As mentioned above, we began to account for six LLCs on a consolidated basis as of August 1, 2014. Prior to August 1, 2014, the financial results of these entities were accounted for under the equity method on an unconsolidated basis. The three months ended March 31, 2014, include the financial results of the six mentioned LLCs.

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs in which we hold noncontrolling ownership interests and that were accounted for under the equity method as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(amounts in thousands)
Net property, including CIP	$61,971	$62,450
Other assets	5,872	7,367

Total assets	$67,843	$69,817

Liabilities	$2,453	$3,348
Mortgage notes payable, non-recourse to us	52,383	52,728
Equity	13,007	13,741

Total liabilities and equity	$67,843	$69,817

Our share of equity in LLCs	$7,945	$8,605

As of March 31, 2015, and December 31, 2014, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC	3/31/2015	12/31/2014	Maturity Date

Arlington Medical Properties (b.)	$23,089	$23,287	October, 2015
FTX MOB Phase II (c.)	5,518	5,548	August, 2017
Grayson Properties (d.)	14,836	14,893	September, 2021
Brunswick Associates (e.)	8,940	9,000	December, 2024

	$52,383	$52,728

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	We believe the terms of this loan are within current market underwriting criteria. At this time, we expect to refinance this loan during 2015 for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, increasing our equity investment in the property utilizing funds borrowed under our revolving credit agreement.
(c.)	This loan was converted from a construction loan to a term loan in August, 2014, pursuant to the terms of the loan agreement.
(d.)	This loan was refinanced in September, 2014, for a seven year term, at a fixed rate of 5.034%. This loan includes two one-year extension options.
(e.)	This loan was refinanced in December, 2014, for a ten year term, at a fixed rate of 1.50% for the initial six months, and a fixed rate of 3.64% commencing July 1, 2015 through December 31, 2024.

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

(6) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. This amendment becomes effective for annual periods beginning on or after December 15, 2015, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in our first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

(7) Debt and Financial Instruments

Debt:

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries.

Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2015, we had $116.0 million of outstanding borrowings and $5.9 million of letters of credit outstanding against our revolving credit agreement. We had $63.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2015. At December 31, 2014, we had $89.8 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our previous $150 million revolving credit agreement (which was replaced in March, 2015, as discussed above). We had $54.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2014. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2015
Tangible net worth	$125,000	$177,689
Total leverage	< 60%	48.9%
Secured leverage	< 30%	23.2%
Unencumbered leverage	< 60%	38.8%
Fixed charge coverage	> 1.50x	3.1x

We have fifteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2015, with a combined outstanding balance of $117.1 million (excluding net debt premium of $468,000 at March 31, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at March 31, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Desert Valley Medical Center floating rate mortgage loan (b.)	$3,833	3.42%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (b.)	5,969	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	10,942	3.42%	December, 2016
Peace Health fixed rate mortgage loan	21,132	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,126	2.92%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,754	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,653	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,451	5.88%	December, 2017

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan	10,566	3.42%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,446	3.42%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,439	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,880	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,559	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,630	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,759	5.56%	June, 2025

Total	$117,139

(a)	Amortized principal payments are made on a monthly basis.
(b)	We expect this loan to be refinanced for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $119 million as of March 31, 2015. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2014, we had sixteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these sixteen mortgages was $122.9 million (excluding net debt premium of $523,000 at December 31, 2014), and had a combined fair value of approximately $124.7 million at December 31, 2014.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through March 31, 2015, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire in January, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of March 31, 2015, we have sixty-one real estate investments located in eighteen states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;

•	three free-standing emergency departments (“FEDs”);

•	forty-eight medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;

•	four pre-school and childcare centers.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

•	in certain of our markets, the general real estate market has been unfavorably impacted by increased competition/capacity and decreases in occupancy and rental rates which may adversely impact our operating results and the underlying value of our properties;

•	a number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators;

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;

•	lost revenues resulting from the exercise of purchase options, lease expirations and renewals, loan repayments and other restructuring;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us or the operators of our facilities;

•	failure of the operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of credit and/or capital market conditions, which may adversely affect, our ability to obtain capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities;

•	a deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings;

•	a worsening of the economic and employment conditions in the United States could materially affect the business of our operators, including UHS, which may unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties;

•	real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid program resulting from, among other things, the various health care reform initiatives being implemented;

•	there have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on the future operating results of the tenants/operators of our properties and, thus, our business. In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our properties are located in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients in the states that utilize federally facilitated exchanges which would have an adverse impact on the future operating results of the tenants/operators of our facilities located in these states and, thus, our business;

•	the issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what federal other deficit reduction initiatives may be proposed by Congress. We also cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on operators (including UHS) and, thus, our business;

•	two of our MOBs, which are located in California, could not obtain earthquake insurance at rates which are economically beneficial in relation to the risks covered;

•	competition for our operators from other REITs;

•	the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 430-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital;

•	changes in, or inadvertent violations of, tax laws and regulations and other factors than can affect REITs and our status as a REIT;

•	should we be unable to comply with the strict income distribution requirements applicable to REITs, utilizing only cash generated by operating activities, we would be required to generate cash from other sources which could adversely affect our financial condition;

•	our majority ownership interests in five LLCs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of most of the five LLCs in which we continue to hold non-controlling majority ownership interests, the third-party member and the Trust, at any time, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

At March 31, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own medical office buildings. These LLCs are included in our financial statements for all periods presented on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. These LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions—UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of March 31, 2015 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2014, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2015 pursuant to the same terms as the Advisory Agreement in place during 2014.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 25% and 29% of our consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% and 22% of the combined consolidated and unconsolidated revenue for the three months ended March 31, 2015 and 2014, respectively. In addition, fifteen MOBs and FEDs, that are either wholly or jointly-owned by UHT, include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value. On December 31, 2014, The Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS for $17.3 million. During each of the three years ended December 31, 2014, our revenues, net cash provided by operating activities and funds from operations have included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms have been executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The leases on the FEDs are cross-defaulted with one another. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Condensed Consolidated Statement of Income for the three months ended March 31, 2015 includes the revenues and expenses associated with each of these properties. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above.

The table below provides supplemental financial information related to each of the above-mentioned entities for the three-month period ended March 31, 2014, and also presents the first quarter of 2014 on an “As Adjusted” financial statement presentation basis similar to the presentation applied for each entity for the three-month period ended March 31, 2015. Other than increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact to our net income as a result of the consolidation of these LLCs.

Three Months Ended March 31, 2015 as compared to Three Months Ended March 31, 2014:

	As reported in Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015	As reported in Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2014	Three months ended March 31, 2014 Statements of Income Adjustments (a.)	“As Adjusted” Three Months Ended March 31, 2014	“As Adjusted” Variance
Revenues	$16,202	$14,288	$1,498	$15,786	$416
Expenses:
Depreciation and amortization	5,523	4,826	311	5,137	(386)
Advisory fees to UHS	666	610	0	610	(56)
Other operating expenses	4,722	3,933	701	4,634	(88)
Transaction costs	57	62	0	62	5

	10,968	9,431	1,012	10,443	(525)

Income before equity in income of unconsolidated LLCs, interest expense and gains	5,234	4,857	486	5,343	(109)
Equity in income of unconsolidated LLCs	592	593	(205)	388	204
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	0	316	0	316	(316)
Interest expense, net	(2,130)	(1,992)	(281)	(2,273)	143

Net income	$3,696	$3,774	$0	$3,774	$(78)

(a.)	Adjustments consist of revenues and expenses for the three months ended March 31, 2014, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above.

For the three months ended March 31, 2015, net income was $3.7 million as compared to $3.8 million during the comparable prior year quarter. The $78,000 decrease in net income during the first quarter of 2015, as compared to the comparable prior year quarter, was attributable to:

•	a decrease of $316,000 due to the gains recorded during the first quarter of 2014, on fair value recognition in connection with the purchase of minority interests in majority-owned LLCs, as discussed above;

•	a decrease of approximately $386,000 attributable to a net increase in depreciation and amortization expense primarily resulting from the fair value recognition recorded in connection with our acquisition of minority ownership interests in various LLCs in August, 2014;

•	an increase of $143,000 attributable to a decrease in interest expense (“As Adjusted”) due primarily to the repayment of two mortgages during the third quarter of 2014 and the first quarter of 2015 utilizing funds borrowed under our revolving credit facility which bear interest at a comparatively lower interest rate;

•	an increase of $68,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of UHS;

•	an increase of $204,000 (“As Adjusted”) in equity in income of unconsolidated LLCs, resulting from combined net increases at various unconsolidated properties, and;

•	other combined net increases of approximately $209,000, including increases in net income at various consolidated properties.

Total revenues increased by $416,000 (“As Adjusted”) during the three months ended March 31, 2015 as compared to the comparable period of 2014. The increase in revenues during the first quarter of 2015, as compared to the comparable period of 2014, was primarily due to the revenues generated at MOBs acquired during the third quarter of 2014 and the first quarter of 2015, an increase in bonus rental revenue, as mentioned above, partially offset by the revenues generated during the first quarter of 2014 related to The Bridgeway which was divested in December, 2014.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.3 million and $4.1 million (“As Adjusted”) for the three-month periods ended March 31, 2015 and 2014, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three-month periods ended March 31, 2015 and 2014, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$3,696	$3,774
Depreciation and amortization expense on consolidated investments	5,410	4,752
Depreciation and amortization expense on unconsolidated affiliates	410	673
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	0	(316)

Funds From Operations	$9,516	$8,883
Transaction costs	57	62

Adjusted Funds From Operations	$9,573	$8,945

Our FFO increased by $633,000 during the three-month period ended March 31, 2015, as compared to the comparable period of 2014. The $633,000 increase in FFO during the first quarter of 2015 as compared to the first quarter of 2014 was attributable to: (i) the $78,000 decrease in net income, as discussed above, offset by; (ii) the $316,000 gain recorded during the three months ended March 31, 2014, as discussed above, which was deducted for FFO purposes during the first quarter of 2014, plus; (iii) a $395,000 net increase in the depreciation and amortization expense incurred at our properties (on a consolidated and unconsolidated basis).

Our AFFO increased by $628,000 during the three-month period ended March 31, 2015, as compared to the comparable period of 2014. The $628,000 increase in AFFO during the first quarter of 2015, as compared to the first quarter of 2014, was due to the $633,000 increase in FFO, as discussed above, offset by a $5,000 change in transaction costs incurred during each quarter.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $8.2 million and $7.0 million during the three-month periods ended March 31, 2015 and 2014, respectively. The $1.2 million net increase was attributable to:

•	a favorable change of $922,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt net premium, stock-based compensation, gains on purchase of minority interests in majority-owned LLCs and income in excess of cash distributions from LLCs), as discussed above in Results of Operations;

•	a favorable change of $471,000 in accrued expenses and other liabilities, primarily resulting from the timing of payments of accrued expenses, and;

•	other combined net unfavorable changes of $130,000.

Net cash used in investing activities

Net cash used in investing activities was $20.5 million during the three months ended March 31, 2015 as compared to $7.9 million during the three months ended March 31, 2014.

During the three-month period ended March 31, 2015, we funded: (i) $321,000 in equity investments in various unconsolidated LLCs; (ii) $2.2 million in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments, as discussed above, and; (iv) $2.3 million payment of a note payable related to the purchase of third-party minority ownership interests in six majority-owned LLCs during the third quarter of 2014, as discussed above. In addition, during the three-month period ended March 31, 2015, we received $1.0 million of cash proceeds in connection with the refinancing of third-party debt by a majority-owned LLC in which we hold a noncontrolling ownership interest.

During the three-month period ended March 31, 2014, we funded: (i) $442,000 in equity investments in various unconsolidated LLCs; (ii) $641,000 in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $7.1 million to acquire the real estate assets of two medical office buildings in a single transaction, as discussed above, and; (iv) $170,000 to acquire the minority interests in two majority-owned LLCs, as discussed above. In addition, during the three-month period ended March 31, 2014, we received $406,000 of cash distributions in excess of income from our unconsolidated LLCs.

Net cash provided by financing activities

Net cash provided by financing activities was $12.3 million during the three months ended March 31, 2015, as compared to $1.2 million during the three months ended March 31, 2014.

During the three-month period ended March 31, 2015, we: (i) received $26.3 million of additional net borrowings on our revolving line of credit, and; (ii) received $1.2 million of net cash from the issuance of shares of beneficial interest in late December, 2014, (as discussed below). Additionally, during the three months ended March 31, 2015, we paid: (i) $5.7 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million outstanding mortgage on the Spring Valley Medical Office Building utilizing funds borrowed under our revolving credit facility); (ii) $913,000 of financing costs paid on the new revolving credit facility, and; (iii) $8.4 million of dividends.

During the three-month period ended March 31, 2014, we: (i) received $7.6 million of additional net borrowings on our revolving line of credit, and; (ii) generated $2.5 million of net cash from the issuance of shares of beneficial interest. Additionally, during the three months ended March 31, 2014, we paid: (i) $796,000 on mortgage and other notes payable that are non-recourse to us, and; (ii) $8.1 million of dividends.

During the fourth quarter of 2013, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $50 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in November, 2012.

There were no shares issued pursuant to the ATM program during the first quarter of 2015. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in the above was approximately $1.1 million of the net cash proceeds (net of approximately $29,000 of compensation to Merrill Lynch) related to shares issued in late December, 2014 which were received by us during the first quarter of 2015.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2015 and 2014:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $8.2 million and $7.0 million during the three-month periods ended March 31, 2015 and 2014, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, stock-based compensation expense, the gain recorded during the first three months of 2014, as well as the income in excess of cash distributions from LLCs are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $406,000 during the three months ended March 31, 2014, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $8.2 million and $7.4 million of net cash during the three months ended March 31, 2015 and 2014, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $8.4 million and $8.1 million during the three months ended March 31, 2015 and 2014, respectively. During the first three months of 2015, the $8.2 million of net cash generated related to the operating activities of our properties was approximately $200,000 less than the $8.4 million of dividends paid during the period. During the first three months of 2014, the $7.4 million of net cash generated related to operating activities of our properties was approximately $700,000 less than the $8.1 million of dividends paid during the period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2015 and 2014. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) cash distributions of refinancing proceeds from an LLC ($1.1 million for the three months ended March 31, 2015); (ii) net borrowings on our revolving credit agreement ($26.3 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively), and; (iii) net cash generated in connection with the issuance of shares of beneficial interest ($1.2 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($321.00 and $442,000 for the three months ended March 31, 2015 and 2014, respectively); (ii) net real estate additions ($2.2 million and $641,000 for the three months ended March 31, 2015 and 2014, respectively); (iii) repayments of mortgage and other notes payable ($5.7 million and $796,000 for the three months ended March 31, 2015 and 2014, respectively); (iv) financing cost paid on new Revolving Credit Facility ($913,000 for the three months ended March 31, 2015); (v) Payments made in connection with acquisition of minority interests in majority-owned LLCs, ($2.3 million and $170,000 for the three months ended March 31, 2015 and 2014, respectively), and; (vi) acquisitions of properties ($16.8 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $185 million revolving credit facility agreement (which has $63.1 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2015); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on the Trust’s total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2015, we had $116 million of outstanding borrowings and $5.9 million of letters of credit outstanding against our revolving credit agreement. We had $63.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2015. There are no compensating balance requirements.

On February 10, 2015, we borrowed an additional $4.9 million under our previous revolving credit agreement, which was utilized to repay the outstanding mortgage balance on the Spring Valley Medical Office Building. The mortgage loan on this property matured on February 10, 2015.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2015
Tangible net worth	$125,000	$177,689
Total leverage	< 60%	48.9%
Secured leverage	< 30%	23.2%
Unencumbered leverage	< 60%	38.8%
Fixed charge coverage	> 1.50x	3.1x

We have fifteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2015, with a combined outstanding balance of $117.1 million (excluding net debt premium, of $468,000 at March 31, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at March 31, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Desert Valley Medical Center floating rate mortgage loan (b.)	$3,833	3.40%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (b.)	5,969	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	10,942	3.42%	December, 2016
Peace Health fixed rate mortgage loan	21,132	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,126	2.92%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,754	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,653	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,451	5.88%	December, 2017

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan	10,566	3.42%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,446	3.42%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,439	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,880	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,559	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,630	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,759	5.56%	June, 2025

Total	$117,139

(a)	Amortized principal payments are made on a monthly basis.
(b)	We expect this loan to be refinanced for three to ten year terms at the then current market interest rates. In the unexpected event that we are unable to refinance this loan on reasonable terms, we will explore other financing alternatives, including, among other things, utilizing funds borrowed under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2015, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2015 totaled $5.9 million consisting of: (i) $2.1 million related to Centennial Hills Medical Properties; (ii) $1.1 million related to Palmdale Medical Properties; (iii) $1.2 million related to Banburry Medical Properties; (iv) $1.0 million related to FTX MOB Phase II, LP; and; (v) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2015.

Item 4. Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 8, 2015	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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