Form 10-Q
period 2015-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2015-11-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of common shares of beneficial interest outstanding at October 31, 2015—13,325,893

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2015. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and thirteen medical office buildings and two free-standing emergency departments, that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Base rental - UHS facilities	$4,019	$3,864	$11,916	$11,694
Base rental - Non-related parties	8,763	8,235	26,438	22,506
Bonus rental - UHS facilities	1,085	1,157	3,453	3,529
Tenant reimbursements and other - Non-related parties	1,620	1,804	5,523	5,585
Tenant reimbursements and other - UHS facilities	199	198	607	549
	15,686	15,258	47,937	43,863
Expenses:
Depreciation and amortization	5,424	5,247	16,817	14,855
Advisory fees to UHS	708	653	2,067	1,883
Other operating expenses	4,461	4,462	13,921	12,529
Transaction costs	-	198	204	301
	10,593	10,560	33,009	29,568
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gains	5,093	4,698	14,928	14,295
Equity in income of unconsolidated LLCs	561	499	1,826	1,771
Gain on property exchange	-	-	8,742	-
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	-	25,093	-	25,409
Interest expense, net	(2,015)	(2,149)	(6,157)	(6,152)
Net income	$3,639	$28,141	$19,339	$35,323
Basic earnings per share	$0.27	$2.18	$1.46	$2.74
Diluted earnings per share	$0.27	$2.18	$1.45	$2.74

Weighted average number of shares outstanding - Basic	13,298	12,911	13,289	12,887
Weighted average number of share equivalents	4	7	8	6
Weighted average number of shares and equivalents outstanding - Diluted	13,302	12,918	13,297	12,893

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(dollar amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$3,639	$28,141	$19,339	$35,323
Other comprehensive income/(loss):
Unrealized derivative (losses)/gains on interest rate caps	(15)	18	(94)	(74)
Amortization of interest rate cap fees	23	23	69	61
Total other comprehensive income/(loss):	8	41	(25)	(13)
Total comprehensive income	$3,647	$28,182	$19,314	$35,310

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30,	December 31,
	2015	2014
Assets:
Real Estate Investments:
Buildings and improvements	$468,566	$451,005
Accumulated depreciation	(117,054)	(106,480)
	351,512	344,525
Land	41,724	35,584
Net Real Estate Investments	393,236	380,109
Investments in limited liability companies ("LLCs"), net	7,811	8,605
Other Assets:
Cash and cash equivalents	3,651	3,861
Base and bonus rent receivable from UHS	2,015	2,086
Rent receivable - other	4,414	4,219
Intangible assets (net of accumulated amortization of $24.0 million and $19.7 million at September 30, 2015 and December 31, 2014, respectively)	20,865	23,123
Deferred charges and other assets, net	6,660	6,863
Total Assets	$438,652	$428,866
Liabilities:
Line of credit borrowings	$114,350	$89,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $354 and $523 at September 30, 2015 and December 31, 2014, respectively)	115,853	123,405
Accrued interest	470	545
Accrued expenses and other liabilities	5,806	8,522
Tenant reserves, escrows, deposits and prepaid rents	2,932	2,063
Total Liabilities	239,411	224,285
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2015 - 13,325,658; 2014 - 13,301,204	133	133
Capital in excess of par value	241,675	240,835
Cumulative net income	550,934	531,595
Cumulative dividends	(593,388)	(567,894)
Accumulated other comprehensive loss	(113)	(88)
Total Equity	199,241	204,581
Total Liabilities and Equity	$438,652	$428,866

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,339	$35,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,884	14,922
Amortization of debt premium	(169)	(251)
Stock-based compensation expense	316	298
Gain on property exchange	(8,742)	-
Gains on purchase of minority interests in majority-owned LLCs	-	(25,409)
Changes in assets and liabilities:
Rent receivable	(311)	(622)
Accrued expenses and other liabilities	(278)	(439)
Tenant reserves, escrows, deposits and prepaid rents	869	242
Accrued interest	(75)	(31)
Other, net	(533)	(144)
Net cash provided by operating activities	27,300	23,889
Cash flows from investing activities:
Investments in LLCs	(418)	(1,243)
Cash distributions in excess of income from LLCs	168	1,011
Cash distribution of refinancing proceeds from LLCs	1,045	2,280
Additions to real estate investments, net	(3,667)	(2,033)
Cash received for property exchange	2,000	-
Net cash paid for acquisition of properties	(16,765)	(15,600)
Cash paid to acquire minority interests in majority-owned LLCs	(2,250)	(3,494)
Net cash used in investing activities	(19,887)	(19,079)
Cash flows from financing activities:
Net borrowings on line of credit	24,600	26,750
Repayments of mortgages and other notes payable	(7,383)	(11,472)
Financing costs paid	(1,000)	-
Dividends paid	(25,494)	(24,341)
Partial settlement of dividend equivalent rights	(17)	-
Issuance of shares of beneficial interest, net	1,671	3,074
Net cash used in financing activities	(7,623)	(5,989)
Decrease in cash and cash equivalents	(210)	(1,179)
Increase in cash due to recording of LLCs on a consolidated basis	-	1,581
Cash and cash equivalents, beginning of period	3,861	3,337
Cash and cash equivalents, end of period	$3,651	$3,739
Supplemental disclosures of cash flow information:
Interest paid	$6,052	$6,075
Supplemental disclosures of non-cash transactions:
Consolidation of LLCs:
Net real estate investments	$—	$84,064
Cash and cash equivalents	—	1,581
Intangible assets	—	6,490
Rent receivable - other	—	388
Deferred charges and other assets, net	—	100
Investment in LLCs	—	(28,616)
Mortgage and other notes payable, non-recourse to us	—	(29,758)

Accrued interest	—	(116)
Accrued expenses and other liabilities	—	(1,245)
Tenant reserves, escrows, deposits and prepaid rents	—	(485)
Note payable to previous third-party member	—	(3,500)
Gains on purchases of minority interests in majority-owned LLCs	—	(25,409)
Cash paid for purchase of minority interests in majority-owned LLCs	$—	$3,494
Property Exchange Transaction:
Net assets acquired in property exchange	$9,886	$—
Net assets relinquished in property exchange	(3,144)	—

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2015. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. As of September 30, 2015, we had investments in five jointly-owned LLCs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 25% and 27% of our consolidated revenues for the three months ended September 30, 2015 and 2014, respectively, and approximately 25% and 29% of our consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% and 22% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2015 and 2014, respectively, and 20% and 22% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. In addition, thirteen medical office buildings (“MOBs”) and two free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2015 or 2014 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $708,000 and $653,000 for the three months ended September 30, 2015 and 2014, respectively, and were based upon average invested real estate assets of $405 million and $373 million for the three-month periods ended September 30, 2015 and 2014, respectively. Advisory fees incurred and paid (or payable) to UHS amounted to $2.1 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively, and were based upon average invested real estate assets of $394 million and $359 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2015 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of September 30, 2015 and December 31, 2014, UHS owned 5.9% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 25% and 27% of our consolidated revenues during the three month periods ended September 30, 2015 and 2014, respectively, and comprised approximately 25% and 29% of our consolidated revenues during the nine months ended September 30, 2015 and 2014, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.5 million, or $.640 per share, during the third quarter of 2015 and $8.1 million, or $.630 per share, during the third quarter of 2014. We declared and paid dividends of $25.5 million, or $1.915 per share, during the nine-month period ended September 30, 2015 and $24.3 million, or $1.885 per share, during the nine-month period ended September 30, 2014.

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

There were no shares issued pursuant to the ATM program during the first nine months of 2015. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in the above was approximately $1.1 million of the net cash proceeds (net of approximately $29,000 of compensation to Merrill Lynch) related to shares issued in late December, 2014 which were received by us during the first quarter of 2015.

(4) Property Exchange Transaction and Acquisitions

Nine Months Ended September 30, 2015:

Property Exchange Transaction:

In May, 2015, in exchange for the real property of Sheffield Medical Building (“Sheffield”), a 73,446 square foot medical office building (“MOB”) located in Atlanta, Georgia, we received $2 million in cash and the real property of two MOBs located in Sandy Springs and Vinings, Georgia, from an unrelated third party. In connection with the two MOBs acquired in this transaction, triple net, master lease agreements applicable to 100% of the combined 36,700 rentable square feet of these properties have been executed with the counterparty. These master lease agreements have initial terms of 15 years and provide for 3% annual rent increases. We recorded an $8.7 million gain which is included in our Condensed Consolidated Statements of Income for the nine-months ended September 30, 2015, representing the difference between recorded net book value of Sheffield and the fair values of the properties exchanged, combined with the cash proceeds received.

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

Nine Months Ended September 30, 2014:

Acquisitions:

On August 27, 2014, we purchased the Hanover Emergency Center, a 22,000 rentable square feet, free-standing, full service emergency and imaging center, located in Mechanicsville, VA, for approximately $8.6 million. The single-tenant property is occupied pursuant to the terms of a 10-year lease with HCA Health Services of Virginia, Inc.

Effective August 1, 2014, we paid an aggregate of $6.8 million to purchase the minority ownership interests held by third-party members in six LLCs (as noted in the table below) in which we previously held various noncontrolling, majority ownership interests ranging from 85% to 95%. As a result of these minority ownership purchases, we now own 100% of each of these LLCs, which own medical office buildings and a clinic, and began accounting for each on a consolidated basis effective August 1, 2014. Pursuant to current accounting standards, during the third quarter of 2014, we were required to record each property’s assets and liabilities at their fair values which resulted in the recording of a $25.1 million non-cash gain, which is included in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014, representing the difference between the fair values and the equity method carrying value of each investment. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC
DVMC Properties	90%	Desert Valley Medical Center
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center
3811 Bell Medical Properties	95%	North Valley Medical Plaza

In January, 2014, we paid an aggregate of $7.2 million to purchase the following in a single transaction:

o	The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and;
o	The Northwest Medical Center at Sugar Creek – a 16,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

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

At September 30, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. We accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These LLCs maintain property insurance on the properties.

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2015 and December 31, 2014:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	Suburban Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.8 million outstanding as of September 30, 2015.
(b.)

We have funded $5.2 million in equity as of September 30, 2015 and are committed to invest an additional $1.2 million. This LLC had a third-party term loan, which was non-recourse to us, of $22.7 million, outstanding as of September 30, 2015.  In October, 2015, we borrowed an additional $22.8 million under our Credit Agreement to repay this outstanding third-party mortgage loan on its scheduled maturity date. These funds were advanced as a member loan to Arlington Medical Properties, LLC pursuant to a short-term, 5.29% fixed rate note with a scheduled maturity date of April 10, 2016.

(c.)

We have funded $2.7 million in equity as of September 30, 2015, and are committed to fund an additional $300,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.7 million outstanding as of September 30, 2015.

(d.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $1.5 million has been funded as of September 30, 2015. This LLC has a third-party term loan, which is non-recourse to us, of $5.5 million outstanding as of September 30, 2015.

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

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2015 and 2014.   The data for the three months ended September 30, 2014, includes the financial results for the six above-mentioned LLCs that we began to account for on a consolidated basis as of August 1, 2014, as discussed above, for the one-month period ended July 31, 2014 (during which they were accounted for under the equity method).  The data for the nine months ended September 30, 2014, includes the financial results for the six above-mentioned LLCs for the seven month period of January through July, 2014 (during which they were accounted for under the equity method).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (b.)	2015	2014 (b.)
	(amounts in thousands)
Revenues	$3,638	$3,905	$10,799	$13,828
Operating expenses	1,461	1,691	4,194	5,826
Depreciation and amortization	634	626	1,788	2,401
Interest, net	656	862	1,907	3,541
Net income	$887	$726	$2,910	$2,060
Our share of net income (a.)	$561	$499	$1,826	$1,771

(a.)

Our share of net income for the three and nine months ended September 30, 2014 includes interest income earned by us on various advances made to LLCs of approximately $122,000 and $834,000, respectively. There were no advances outstanding during the first nine months of 2015, therefore there was no interest income earned by us for the three or nine months ended September 30, 2015.

(b.)

As mentioned above, we began to account for six LLCs on a consolidated basis as of August 1, 2014. Prior to August 1, 2014, the financial results of these entities were accounted for under the equity method on an unconsolidated basis. The three months ended September 30, 2014, include the financial results of the six mentioned LLCs for one month ended July 31, 2014 and the nine months ended September 30, 2014, include the financial results of the six mentioned LLCs for seven months ended July 31, 2014.

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs in which we hold noncontrolling ownership interests and that were accounted for under the equity method as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(amounts in thousands)
Net property, including CIP	$61,625	$62,450
Other assets	5,608	7,367
Total assets	$67,233	$69,817
Liabilities	$2,686	$3,348
Mortgage notes payable, non-recourse to us	51,707	52,728
Equity	12,840	13,741
Total liabilities and equity	$67,233	$69,817
Our share of equity in LLCs	$7,811	$8,605

As of September 30, 2015, and December 31, 2014, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC	9/30/2015	12/31/2014	Maturity Date
Arlington Medical Properties (b.)	$22,685	$23,287	October, 2015
FTX MOB Phase II	5,458	5,548	August, 2017
Grayson Properties	14,725	14,893	September, 2021
Brunswick Associates	8,839	9,000	December, 2024
	$51,707	$52,728

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

In October, 2015, we borrowed an additional $22.8 million under our Credit Agreement to repay this outstanding third-party mortgage loan on its scheduled maturity date. These funds were advanced as a member loan to Arlington Medical Properties, LLC pursuant to a short-term, 5.29% fixed rate note with a scheduled maturity date of April 10, 2016.

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

(7) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $185 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our $50 million at-the-market equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2015, we had $114.4 million of outstanding borrowings and $5.2 million of letters of credit outstanding against our revolving credit agreement. We had $65.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2015. At December 31, 2014, we had $89.8 million of outstanding borrowings and $6.3 million of letters of credit outstanding against our previous $150 million revolving credit agreement (which was replaced in March, 2015, as discussed above). We had $54.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2014. There are no compensating balance requirements.

In October, 2015, we borrowed an additional $22.8 million under our Credit Agreement to repay the outstanding third-party mortgage loan on the Saint Mary’s Professional Office Building (owned by Arlington Medical Properties, LLC in which we hold a 75% noncontrolling ownership interest) on its scheduled maturity date. These funds were advanced as a member loan to Arlington Medical Properties, LLC pursuant to a short-term, 5.29% fixed rate note with a scheduled maturity date of April 10, 2016.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2015
Tangible net worth	$125,000	$178,376
Total leverage	< 60%	44.2%
Secured leverage	< 30%	20.8%
Unencumbered leverage	< 60%	35.3%
Fixed charge coverage	> 1.50x	3.2x

We have fifteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2015, with a combined outstanding balance of $115.5 million (excluding net debt premium of $354,000 at September 30, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at September 30, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Desert Valley Medical Center floating rate mortgage loan (b.)	$3,777	3.45%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (c.)	5,892	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	10,779	3.45%	December, 2016
Peace Health fixed rate mortgage loan	20,909	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,012	2.95%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,694	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,498	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,383	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,416	3.45%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,383	3.45%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,358	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,837	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,472	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,542	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,547	5.56%	June, 2025
Total	$115,499

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This loan was scheduled to mature on October 31, 2015, but was extended at the same terms for 90 days at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

(c.)    This loan was fully repaid in October, 2015 on its maturity date utilizing funds borrowed under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $118 million as of September 30, 2015. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2014, we had sixteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these sixteen mortgages was $122.9 million (excluding net debt premium of $523,000 at December 31, 2014), and had a combined fair value of approximately $124.7 million at December 31, 2014.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through September 30, 2015, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire in January, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of September 30, 2015, we have sixty-two real estate investments located in eighteen states consisting of:

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what federal other deficit reduction initiatives may be proposed by Congress going forward. We also cannot predict the effect these enactments will have on operators (including UHS), and, thus, our business;

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

At September 30, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own medical office buildings. These LLCs are included in our financial statements for all periods presented on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. These LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions—UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of September 30, 2015 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 25% and 27% of our consolidated revenues for the three months ended September 30, 2015 and 2014, respectively, and approximately 25% and 29% of our consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% and 22% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2015 and 2014, respectively, and 20% and 22% for the nine months ended September 30, 2015 and 2014, respectively. In addition, fifteen MOBs and FEDs, that are either wholly or jointly-owned by UHT, include tenants which are subsidiaries of UHS. The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

Results of Operations

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015 includes the revenues and expenses associated with each of these properties. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above.

The table below provides supplemental financial information related to each of the above-mentioned entities for the one and seven-month periods ended July 31, 2014, and also presents the three and nine-month periods of 2014 on an “As Adjusted” financial statement presentation basis similar to the presentation applied for each entity for the three and nine-month periods ended September 30, 2015. Other than increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact to our net income as a result of the consolidation of these LLCs.

Three Months Ended September 30, 2015 as compared to Three Months Ended September 30, 2014:

	As reported in Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2015	As reported in Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2014	Three Months Ended September 30, 2014 Statements of Income Adjustments (a.)	“As Adjusted” Three Months Ended September 30, 2014	“As Adjusted” Variance
Revenues	$15,686	$15,258	$524	$15,782	$(96)
Expenses:
Depreciation and amortization	5,424	5,247	106	5,353	(71)
Advisory fees to UHS	708	653	—	653	(55)
Other operating expenses	4,461	4,462	242	4,704	243
Transaction costs	-	198	—	198	198
	10,593	10,560	348	10,908	315
Income before equity in income of unconsolidated LLCs, interest expense and gain	5,093	4,698	176	4,874	219
Equity in income of unconsolidated LLCs	561	499	(82)	417	144
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	-	25,093	—	25,093	(25,093)
Interest expense, net	(2,015)	(2,149)	(94)	(2,243)	228
Net income	$3,639	$28,141	$-	$28,141	$(24,502)

(a.)	Adjustments consist of revenues and expenses for the one month ended July 31, 2014, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above.

Nine Months Ended September 30, 2015 as compared to Nine Months Ended September 30, 2014:

	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2015	As reported in Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2014 Statements of Income Adjustments (a.)	“As Adjusted” Nine Months Ended September 30, 2014	“As Adjusted” Variance
Revenues	$47,937	$43,863	$3,581	$47,444	$493
Expenses:
Depreciation and amortization	16,817	14,855	732	15,587	(1,230)
Advisory fees to UHS	2,067	1,883	—	1,883	(184)
Other operating expenses	13,921	12,529	1,644	14,173	252
Transaction costs	204	301	—	301	97
	33,009	29,568	2,376	31,944	(1,065)
Income before equity in income of unconsolidated LLCs, interest expense and gains	14,928	14,295	1,205	15,500	(572)
Equity in income of unconsolidated LLCs	1,826	1,771	(551)	1,220	606
Gain on property exchange	8,742	-	—	-	8,742
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	-	25,409	—	25,409	(25,409)
Interest expense, net	(6,157)	(6,152)	(654)	(6,806)	649
Net income	$19,339	$35,323	$-	$35,323	$(15,984)

(a.)	Adjustments consist of revenues and expenses for the seven months ended July 31, 2014, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above.

For the three months ended September 30, 2015, net income was $3.6 million as compared to $28.1 million during the comparable prior year quarter. The $24.5 million decrease in net income during the third quarter of 2015, as compared to the comparable prior year quarter, was attributable to:

•

a decrease of $25.1 million due to the gain recorded during the third quarter of 2014, on fair value recognition in connection with the purchase of minority interests in six majority-owned LLCs, as discussed above;

•

an increase of $228,000 attributable to a decrease in interest expense (“As Adjusted”) due primarily to the repayment of two mortgages during the third quarter of 2014 and the first quarter of 2015 utilizing funds borrowed under our revolving credit facility which bear interest at a comparatively lower interest rate, and a decrease in our average cost of borrowings under our revolving credit facility;

•	an increase of $144,000 (“As Adjusted”) in equity in income of unconsolidated LLCs, resulting from combined net increases at various unconsolidated properties, and;
•	other combined net increases of approximately $219,000, including the income generated at properties acquired during 2015.

For the nine months ended September 30, 2015, net income was $19.3 million as compared to $35.3 million during the comparable prior year period. The $16.0 million decrease in net income during the first nine months of 2015, as compared to the comparable prior year period, was attributable to:

•

a decrease of $25.4 million due to the gains recorded during the first nine months of 2014, on fair value recognition in connection with the purchase of minority interests in eight majority-owned LLCs, as discussed above;

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

•

an increase of $649,000 attributable to a decrease in interest expense (“As Adjusted”) due primarily to the repayment of two mortgages during the third quarter of 2014 and the first quarter of 2015 utilizing funds borrowed under our revolving credit facility which bear interest at a comparatively lower interest rate, and a decrease in our average cost of borrowings under our revolving credit facility;

•	an increase of $606,000 (“As Adjusted”) in equity in income of unconsolidated LLCs, resulting from combined net increases at various unconsolidated properties, and;
•	other combined net increases of approximately $642,000, including the income generated at properties acquired during 2015.

Total revenues decreased by $96,000 (“As Adjusted”) during the three months ended September 30, 2015 as compared to the comparable period of 2014, and increased $493,000 (“As Adjusted”) during the nine months ended September 30, 2015 as compared to the comparable period of 2014. The increase in revenues during the first nine months of 2015, as compared to the comparable period of 2014, was primarily due to the revenues generated at MOBs acquired during the third quarter of 2014 and the first and second quarters of 2015.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.9 million and $4.3 million (“As Adjusted”) for the three-month periods ended September 30, 2015 and 2014, respectively, and $12.6 million and $12.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three and nine-month periods ended September 30, 2015 and 2014, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,639	$28,141	$19,339	$35,323
Depreciation and amortization expense on consolidated investments	5,332	5,165	16,520	14,620
Depreciation and amortization expense on unconsolidated affiliates	433	499	1,261	1,881
Gain on property exchange	-	—	(8,742)	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	(25,093)	—	(25,409)
Funds From Operations	$9,404	$8,712	$28,378	$26,415
Transaction costs	-	198	204	301
Adjusted Funds From Operations	$9,404	$8,910	$28,582	$26,716

Our FFO and AFFO increased by $692,000 and $494,000, respectively, during the three-month period ended September 30, 2015, as compared to the comparable period of 2014. Our FFO and AFFO increased by $2.0 million and $1.9 million, respectively, during the nine-month period ended September 30, 2015, as compared to the comparable period of 2014.

Since gains and depreciation and amortization expense on consolidated and unconsolidated investments are eliminated for FFO and AFFO purposes, as indicated above, the $692,000 increase in FFO during the third quarter of 2015, as compared to the third quarter of 2014, related primarily to: (i) a net increase in income generated at our properties, including the properties acquired during 2015, and; (ii) the $228,000 decrease in interest expense (“As Adjusted”), as discussed above.  The $2.0 million increase in FFO during the first nine months of 2015, as compared to the comparable period of 2014, related primarily to: (i) a net increase in income generated at our properties, including the properties acquired during 2015, and; (ii) the $649,000 decrease in interest expense (“As Adjusted”), as discussed above.

Our AFFO increased by $494,000 during the three-month period ended September 30, 2015, as compared to the comparable period of 2014, due to the $692,000 increase in FFO, as discussed above, offset by the $198,000 decrease in transaction costs incurred during the third quarter of 2015 as compared to the third quarter of 2014 (transaction costs are eliminated for AFFO purposes, as indicated above). Our AFFO increased by $1.9 million during the first nine months of 2015, as compared to the first nine months of 2014, due to the $2.0 million increase in FFO, as discussed above, offset by the $97,000 decrease in transaction costs incurred during the nine-month period of 2015 as compared to the comparable period of 2014.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $27.3 million and $23.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively. The $3.4 million net increase was attributable to:

•

a favorable change of $2.7 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt net premium, stock-based compensation, gain on property exchange and gains on purchase of minority interests in majority-owned LLCs), as discussed above in Results of Operations;

•

a favorable change of $627,000 in tenant reserves, escrows, deposits and prepaid rents, primarily resulting from payments received during the third quarter of 2015 in advance from a lessee for certain space modifications, and;

•	other combined net favorable changes of $39,000.

Net cash used in investing activities

Net cash used in investing activities was $19.9 million during the nine months ended September 30, 2015 as compared to $19.1 million during the nine months ended September 30, 2014.

During the nine-month period ended September 30, 2015, we funded: (i) $418,000 in equity investments in various unconsolidated LLCs; (ii) $3.7 million in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments, and; (iv) $2.3 million payment of a note payable related to the purchase of third-party minority ownership interests in six majority-owned LLCs during the third quarter of 2014, as discussed above. In addition, during the nine-month period ended September 30, 2015, we received: (i) $168,000 of cash distributions in excess of income from our unconsolidated LLCs; (ii) $1.1 million of cash proceeds in connection with the refinancing of third-party debt by a majority-owned LLC in which we hold a noncontrolling ownership interest, and; (iii) $2.0 million of cash proceeds in connection with the property exchange with an unrelated third party.

During the nine-month period ended September 30, 2014, we funded: (i) $1.2 million in equity investments in various unconsolidated LLCs; (ii) $2.0 million in capital additions to real estate investments primarily for tenant improvements at various MOBs; (iii) $15.6 million to acquire the real estate assets of three medical office buildings, as discussed above, and; (iv) $3.5 million (plus a note payable of $3.5 million to the previous third-party minority interest member which was paid during the fourth quarter of 2014 and the first quarter of 2015) to acquire the minority interests in eight majority-owned LLCs in two separate transactions effective August 1, 2014 and January 1, 2014, as discussed above. In addition, during the nine-month period ended September 30, 2014, we received: (i) $2.3 million of cash distribution proceeds in connection with refinancing of third-party debt by the LLC that owns the Texoma Medical Plaza in which we have a 95% non-controlling equity interest, and; (ii) $1.0 million of cash distributions in excess of income from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $7.6 million during the nine months ended September 30, 2015, as compared to $6.0 million net cash used in financing activities during the nine months ended September 30, 2014.

During the nine-month period ended September 30, 2015, we: (i) received $24.6 million of additional net borrowings on our revolving line of credit, and; (ii) received $1.7 million of net cash from the issuance of shares of beneficial interest;  ($1.1 million relates shares issued in late December, 2014, as discussed below). Additionally, during the nine months ended September 30, 2015, we paid: (i) $7.4 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million outstanding mortgage on the Spring Valley Medical Office Building utilizing funds borrowed under our revolving credit facility); (ii) $1.0 million of financing costs paid on the new revolving credit facility; (iii) $25.5 million of dividends, and; (iv) $17,000 of partial settlements of dividend equivalent rights.

During the nine-month period ended September 30, 2014, we: (i) received $26.8 million of additional net borrowings on our revolving line of credit, and; (ii) generated $3.1 million of net cash from the issuance of shares of beneficial interest. Additionally, during the nine months ended September 30, 2014, we paid: (i) $11.5 million on mortgage and other notes payable that are non-recourse to us, (including the pay-off of the $9.1 million outstanding mortgage balance on the Summerlin Hospital Medical Office Building I utilizing funds borrowed under our revolving credit facility), and; (ii) $24.3 million of dividends.

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

There were no shares issued pursuant to the ATM program during the first nine months of 2015. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in the above was approximately $1.1 million of the net cash proceeds (net of approximately $29,000 of compensation to Merrill Lynch) related to shares issued in late December, 2014 which were received by us during the first quarter of 2015.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2015 and 2014:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $27.3 million and $23.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively. As also indicated on our statement of cash flows, noncash expenses such as depreciation and amortization expense, stock-based compensation expense and the gains recorded during the first nine months of 2015 and 2014, are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $168,000 and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $27.5 million and $24.9 million of net cash during the nine months ended September 30, 2015 and 2014, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $25.5 million and $24.3 million during the nine months ended September 30, 2015 and 2014, respectively. During the first nine months of 2015, the $27.5 million of net cash generated related to the operating activities of our properties was approximately $2.0 million greater than the $25.5 million of dividends paid during the nine-month period. During the first nine months of 2014, the $24.9 million of net cash generated related to operating activities of our properties was approximately $559,000 greater than the $24.3 million of dividends paid during the nine-month period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2015 and 2014. Therefore, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties in any given period. Rather, our dividends, as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

Included in the various sources of cash were: (i) cash distributions of refinancing proceeds from an LLC ($1.1 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively); (ii) cash received in connection with the property exchange transaction, as discussed above ($2.0 million for the nine months ended September 30, 2015); (iii) net borrowings on our revolving credit agreement ($24.6 million and $26.8 million for the nine months ended September 30, 2015 and 2014, respectively), and; (iv) net cash generated in connection with the issuance of shares of beneficial interest ($1.7 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($418,000 and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively); (ii) net real estate additions ($3.7 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively); (iii) repayments of mortgage and other notes payable ($7.4 million and $11.5 million for the nine months ended September 30, 2015 and 2014, respectively); (iv) financing cost paid on new revolving credit facility ($1.0 million for the nine months ended September 30, 2015); (v) payments made in connection with acquisition of minority interests in majority-owned LLCs, ($2.3 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively); (vi) acquisitions of properties ($16.8 million and $15.6 million for the nine months ended September 30, 2015 and 2014, respectively), and; (vii)  partial settlement of dividend equivalent rights (approximately $17,000 for the nine months ended September 30, 2015).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $185 million revolving credit facility agreement (which has $65.5 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2015); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $185 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our $50 million at-the-market equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in four years, replaced our previous revolving credit facility which was scheduled to mature on July 24, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on the Trust’s total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2015, we had $114.4 million of outstanding borrowings and $5.2 million of letters of credit outstanding against our revolving credit agreement. We had $65.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2015. There are no compensating balance requirements.

In October, 2015, we borrowed an additional $22.8 million under our Credit Agreement to repay the outstanding third-party mortgage loan on the Saint Mary’s Professional Office Building (owned by Arlington Medical Properties, LLC in which we hold a 75% noncontrolling ownership interest) on its scheduled maturity date. These funds were advanced as a member loan to Arlington Medical Properties, LLC pursuant to a short-term, 5.29% fixed rate note with a scheduled maturity date of April 10, 2016.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2015
Tangible net worth	$125,000	$178,376
Total leverage	< 60%	44.2%
Secured leverage	< 30%	20.8%
Unencumbered leverage	< 60%	35.3%
Fixed charge coverage	> 1.50x	3.2x

We have fifteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2015, with a combined outstanding balance of $115.5 million (excluding net debt premium, of $354,000 at September 30, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at September 30, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Desert Valley Medical Center floating rate mortgage loan (b.)	$3,777	3.45%	October, 2015
Palmdale Medical Plaza fixed rate mortgage loan (c.)	5,892	3.69%	October, 2015
Summerlin Hospital Medical Office Building III floating rate mortgage loan	10,779	3.45%	December, 2016
Peace Health fixed rate mortgage loan	20,909	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	7,012	2.95%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,694	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,498	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,383	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,416	3.45%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,383	3.45%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,358	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,837	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,472	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,542	4.27%	December, 2022
Tuscan Professional Building fixed rate mortgage loan	5,547	5.56%	June, 2025
Total	$115,499
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This loan was scheduled to mature on October 31, 2015, but was extended at the same terms for 90 days at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

(c.)     This loan was fully repaid in October, 2015 on its maturity date utilizing funds borrowed under our revolving credit facility.

Off Balance Sheet Arrangements

As of September 30, 2015, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2015 totaled $5.2 million consisting of: (i) $1.9 million related to Centennial Hills Medical Properties; (ii) $1.1 million related to Palmdale Medical Properties; (iii) $1.0 million related to FTX MOB Phase II, LP; (iv) $646,000 related to Banburry Medical Properties, and; (v) $478,000 related to Arlington Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2015.

Item 4. Controls and Procedures

As of September 30, 2015, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2015	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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