Form 10-K
period 2015-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2016-03-04
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2015: $574,054,742 (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2016: 13,327,067

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2015 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2015. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities and two free-standing emergency departments (“FEDs”) are leased to subsidiaries of UHS and fourteen medical office buildings (MOBs”),  that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of February 29, 2016, we have sixty-two real estate investments located in eighteen states in the United States consisting of: (i) six hospital facilities including three acute care, one rehabilitation and two sub-acute; (ii) forty-nine MOBs; (iii) three free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2015. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 29, 2016, we have investments in sixty-two facilities, located in eighteen states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Bldgs. at Kings Crossing Building A(B)
Building A(B)	Kingwood, TX	MOB	100%	—
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
Suburban Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center(B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	85%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center(E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
3811 E. Bell(E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(H)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(J)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek(E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)(K)	Mechanicsville, VA	FED	100%	—
Weslaco Free-standing Emergency Department(L)	Weslaco, TX	FED	100%	—
Mission Free-standing Emergency Department(L)	Mission, TX	FED	100%	—
Haas Medical Office Park (E)(I)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (M)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center (M)	Vinings, GA	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).

(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)	Real estate assets owned by a limited liability company (“LLC”) in which we have a noncontrolling ownership interests and include tenants who are unaffiliated third-parties.
(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)

The lessee on the HealthSouth Deaconess Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire on May 31, 2019.

(G)	Real estate assets owned by an LLC or a limited partnership (“LP”) in which we have a noncontrolling ownership interest. Tenants of this MOB include subsidiaries of UHS.
(H)

This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.

(I)	This MOB was acquired during the first quarter of 2015.
(J)	Real estate assets owned by an LP in which we have a noncontrolling ownership interest as indicated above and include tenants who are unaffiliated third-parties.
(K)	This free-standing emergency department was acquired during the third quarter of 2014 and has a 10-year initial term lease agreement with HCA Health Services of Virginia, Inc.
(L)	This free-standing emergency department was acquired during the first quarter of 2015 and has a 10-year initial term lease agreement with a subsidiary of UHS.
(M)

These MOBs, in addition to $2 million in cash, were acquired during the second quarter of 2015 in exchange for the real property of Sheffield Medical Building, and have 15-year initial term master lease agreements with Piedmont Healthcare, Inc.

Other Information

Included in our portfolio at December 31, 2015 are six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the six hospital facilities comprised approximately 29% of our consolidated revenues in 2015.  The leases with respect to the seven hospital facilities, including The Bridgeway which was sold on December 31, 2014, as discussed below, comprised approximately 33% of our consolidated revenues in 2014 and approximately 36% of our consolidated revenues in 2013.

As of January 1, 2016, the leases on our six hospital facilities have fixed terms with an average of 1.8 years remaining and include renewal options ranging from one to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year (including The Bridgeway which was sold on December 31, 2014, as discussed herein), the combined weighted average Coverage Ratio was approximately 8.1 (ranging from 1.1 to 19.3) during 2015, 8.0 (ranging from 2.7 to 18.3) during 2014 and 6.3 (ranging from 2.5 to 18.5) during 2013. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the hospital facilities leased to subsidiaries of UHS.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 31% of our total revenue for the five years ended December 31, 2015 (approximately 25% for the year ended December 31, 2015 and approximately 28% and 30% for the years ended December 31, 2014 and 2013, respectively). The decrease during 2015 and 2014 as compared to 2013 is due primarily to the 2014 purchase of the third-party minority ownership interests in eight LLCs in which we previously held noncontrolling ownership interests. As a result of these transactions, we own 100% of each of these LLCs and began accounting for each on a consolidated basis effective on the dates of purchase of the minority ownership interests (January and August, 2014). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2015 (approximately 20% for the year ended December 31, 2015 and 22% for each of the years ended December 31, 2014 and 2013). In addition, including the two free-standing emergency departments (“FEDs”) acquired by us from subsidiaries of UHS during the first quarter of 2015 (as discussed below), sixteen MOBs/FEDs, that are either wholly or jointly-owned, include tenants which are subsidiaries of UHS.

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

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value. On December 31, 2014, the Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS for $17.3 million. A gain on divestiture of real property of approximately $13.0 million is included in our results of operations for the twelve-month period ended December 31, 2014.  Prior to its divestiture in 2014, our revenues, net cash provided by operating activities and funds from operations included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15(b)

(a)	UHS has three 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms were executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. These leases are cross-defaulted with one another. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital and FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the these leases.  The existing lease terms for our three acute care hospitals operated by wholly-owned subsidiaries of UHS are scheduled to expire in December, 2016 and we can provide no assurance that these leases will be renewed at the existing lease rates.

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

The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2015, 2014 and 2013 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2015, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2016 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2015, 2014 or 2013 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.8 million during 2015, $2.5 million during 2014 and $2.4 million during 2013 and were based upon average invested real estate assets of $401 million, $363 million and $338 million during 2015, 2014 and 2013, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2015 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2015 and 2014, UHS owned 5.9% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 25% of our consolidated revenues for the year ended December 31, 2015 and 28% and 30% of our consolidated revenues for the years ended December 31, 2014 and 2013, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website at www.sec.gov. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

In most geographical areas in which our facilities operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities, including UHS. In some markets, certain competing facilities may have greater financial resources, be better equipped and offer a broader range of services than those available at our facilities. Certain hospitals that are located in the areas served by our facilities are specialty hospitals that provide medical, surgical and behavioral health services that may not be provided by the operators of our hospitals. The increase in outpatient treatment and diagnostic facilities, ambulatory surgical centers and freestanding emergency departments also increases competition for us.

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

Regulation and Other Factors

During 2015, 2014 and 2013, 25%, 25% and 28%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	78	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	56	Vice President and Chief Financial Officer
Cheryl K. Ramagano	53	Vice President, Treasurer and Secretary
Timothy J. Fowler	60	Vice President, Acquisition and Development

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

Three of our acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our operators’ expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our hospital facilities. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 with no material adverse impact to reimbursements expected until 2015 while Medicaid DSH reimbursements would not be adversely impacted until 2016. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding.

There have been several attempts in Congress to repeal or modify various provisions of the Legislation. We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the Legislation, as currently implemented, will not have a material adverse effect on the tenants/operators of our properties and, thus, our business.

In addition, in King vs. Burwell, the Supreme Court decided in favor of the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our properties are located in states that utilize federally facilitated exchanges. The Supreme Court’s decision in this case ultimately preserved the viability of federally facilitated exchanges.  A different decision by the Supreme Court could have resulted in an increased number of uninsured patients generally, including an increase of uninsured patients treated at our hospital properties located in these states.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, at this time, we cannot predict the impact of the Legislation on the future reimbursement of our hospital operators and we can provide no assurance that the Legislation will not have a material adverse effect on the future results of operations of the tenants/operators of our properties and, thus, our business.

The trend toward value-based purchasing may negatively impact the revenues of our hospital operators.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact their revenues if they are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions unless the conditions were present at admission. Beginning in Federal Fiscal Year (FFY) 2015, hospitals that rank in the worst 25% of all hospitals nationally for hospital acquired conditions in the previous year will receive reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

There is a trend among private payers toward value-based purchasing of healthcare services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the results of operations of the operators of our hospitals, but it could negatively impact their revenues if they are unable to meet quality standards established by both governmental and private payers.

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

For the year ended December 31, 2015, UHS accounted for 33% of our consolidated revenues. In addition, as of December 31, 2015, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2016 (The Bridgeway was sold on December 31, 2014). We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity (including renewal of the leases on three acute care hospitals at existing lease rates that are scheduled to expire in December, 2016). In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the hospital leases. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on our three acute care hospitals, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2015 we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

We hold non-controlling equity ownership interests in various joint-ventures.

For the year ended December 31, 2015, 18% of our consolidated and unconsolidated revenues were generated by LLCs/LPs in which we hold a non-controlling equity ownership interest. As of December 31, 2015, we hold non-controlling equity ownership interests, ranging from 33% to 95%, in five LLCs/LPs.

Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

Pursuant to the operating and/or partnership agreements of the five LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
Hospital Facility Name and	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Location	facility	12/31/2015	2015	2014	2013	2012	2011	rent(5)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(7) Wildomar, California	Acute Care	132	63%	59%	58%	62%	70%	$2,648,000	2016	15	0%	—
McAllen Medical Center(3)(7) McAllen, Texas	Acute Care	430	48%	44%	43%	43%	45%	5,485,000	2016	15	0%	—
Wellington Regional Medical Center(7) West Palm Beach, Florida	Acute Care	153	56%	59%	58%	69%	73%	3,030,000	2016	15	0%	—
HealthSouth Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	85	80%	80%	79%	79%	75%	714,000	2019	5	0%	—
Vibra Hospital of Corpus Christi Corpus Christi, Texas	Sub- Acute Care	74	56%	58%	58%	53%	54%	738,000	2019	25	100%	3%
Kindred Hospital Chicago Central(9) Chicago, Illinois	Sub- Acute Care	84	52%	54%	51%	51%	46%	1,474,000	2016	5	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2015	2014	2013	2012	2011	rent(5)	term	(years)	escalators	escalation
Spring Valley MOB I(4) Las Vegas, Nevada	MOB	61%	60%	64%	68%	75%	$714,000	2016-2021	Various	91%	2%-3%
Spring Valley MOB II(4) Las Vegas, Nevada	MOB	84%	77%	76%	76%	67%	1,079,000	2016-2022	Various	34%	1%-3%
Summerlin Hospital MOB I(4) Las Vegas, Nevada	MOB	62%	66%	77%	81%	90%	964,000	2016-2020	Various	66%	2%-3%
Summerlin Hospital MOB II(4) Las Vegas, Nevada	MOB	74%	78%	74%	82%	83%	1,496,000	2016-2021	Various	69%	2%-3%
Summerlin Hospital MOB III(4) Las Vegas, Nevada	MOB	100%	90%	81%	71%	64%	1,830,000	2016-2024	Various	53%	2%-3%
St. Mary’s Professional Office Building(6) Reno, Nevada	MOB	100%	100%	98%	99%	100%	4,491,000	2016-2025	Various	31%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	99%	99%	99%	100%	100%	1,746,000	2016-2020	Various	59%	3%
Gold Shadow—700 Shadow(4) Las Vegas, Nevada	MOB	99%	97%	84%	82%	78%	886,000	2016-2020	Various	57%	2%
Gold Shadow—2010 & 2020 Goldring MOBs (4) Las Vegas, Nevada	MOB	67%	64%	92%	95%	95%	1,213,000	2016-2023	Various	76%	2%-3%
Centennial Hills MOB(4) Las Vegas, Nevada	MOB	73%	71%	62%	62%	63%	1,432,000	2016-2024	Various	48%	2%-3%
Deset Springs Medical Plaza (4) Las Vegas, Nevada	MOB	53%	52%	56%	68%	69%	917,000	2016-2025	Various	96%	2%-3%
PeaceHealth Medical Clinic(10) Bellingham, Washington	MOB	100%	100%	100%	100%	0%	2,565,000	2021	20	100%	1%

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2015. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

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

(4)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS.
(5)	Minimum rent amounts contain impact of straight-line rent adjustments, if applicable.
(6)	The real estate assets of this facility are owned by an LLC in which we hold a 75% non-controlling ownership interest as of December 31, 2015.
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

(9)

The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the estimated current fair market value of the property exceeds the stipulated minimum price. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.   The existing lease on this facility, which had a Coverage Ratio of 1.1 during 2015, is scheduled to expire in December, 2016 and we can provide no assurance that it will be renewed at existing lease rates upon maturity.

(10)	This MOB was acquired in January, 2012.

Leasing Trends at Our Significant Medical Office Buildings

During 2015, we had a total of 60 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 14% of the aggregate rentable square feet of these properties (4% related to renewed leases and 10% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $11 per square foot during 2015. The weighted-average leasing commissions on the new and renewed leases commencing during 2015 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2015 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2015, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our investments as of December 31, 2015 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2016 of 20% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2016	2016	2017	2018	2019	2020	2021 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	100%	0%	0%	0%	0%	0%
Wellington Regional Medical Center	196,489	0%	100%	0%	0%	0%	0%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	100%	0%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	100%	0%	0%	0%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	0%	100%	0%	0%
Vibra Hospital Corpus Christi	69,700	0%	0%	0%	0%	100%	0%	0%
Sub-total Hospitals	1,045,836	0%	86%	0%	0%	14%	0%	0%

Medical Office Buildings:
Saint Mary's Professional Office Building	190,754	0%	2%	8%	0%	2%	43%	45%
Goldshadow - 2010 - 2020 Goldring MOB's	74,774	28%	9%	25%	2%	3%	7%	26%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	1%	21%	11%	19%	25%	23%	0%
Texoma Medical Plaza	115,284	0%	0%	2%	6%	2%	54%	36%
Suburban Medical Plaza II	103,011	0%	11%	1%	6%	2%	0%	80%
Desert Springs Medical Plaza	102,579	45%	2%	0%	14%	8%	0%	31%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	0%	100%
Centennial Hills Medical Office Building	96,573	26%	10%	2%	13%	5%	22%	22%
Summerlin Hospital MOB II	92,313	24%	10%	13%	13%	20%	0%	20%
Summerlin Hospital MOB I (a.)	89,636	37%	31%	9%	4%	4%	15%	0%
The Sparks Medical Building	35,127	0%	13%	4%	6%	3%	17%	57%
Vista Medical Terrace	50,921	51%	8%	10%	10%	0%	7%	14%
3811 E. Bell	80,379	59%	1%	18%	10%	3%	4%	5%
Summerlin Hospital MOB III	77,713	0%	16%	0%	6%	44%	10%	24%
Mid Coast Hospital MOB (b.)	74,629	0%	77%	0%	7%	0%	0%	16%
North West Texas Professional Office Tower (c.)	72,351	0%	50%	3%	0%	0%	0%	47%
Rosenberg Children's Medical Plaza	66,231	1%	17%	0%	74%	5%	3%	0%
Sierra San Antonio Medical Plaza	59,160	32%	6%	9%	7%	3%	0%	43%
Palmdale Medical Plaza	58,150	38%	8%	5%	9%	0%	9%	31%
Spring Valley Medical Office Building	57,828	36%	14%	30%	12%	2%	0%	6%
Spring Valley Medical Office Building II	57,432	15%	7%	0%	39%	14%	17%	8%
Southern Crescent Center II	53,680	39%	10%	0%	0%	8%	4%	39%
Desert Valley Medical Center	53,625	13%	11%	9%	11%	7%	9%	40%
Tuscan Professional Building	52,868	26%	8%	0%	12%	0%	30%	24%
Lake Pointe Medical Arts Building	50,974	0%	0%	33%	23%	14%	17%	13%
Forney Medical Plaza	50,947	9%	0%	0%	72%	0%	0%	19%
Southern Crescent Center I	41,897	68%	0%	6%	21%	5%	0%	0%
Auburn Medical Office Building	41,311	10%	0%	9%	0%	0%	20%	61%
BRB Medical Office Building	40,733	9%	4%	0%	17%	3%	67%	0%
Cypresswood Professional Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	10%	0%	11%	7%	16%	56%	0%
Medical Center of Western Connecticut	36,141	0%	0%	24%	5%	71%	0%	0%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	67%	0%	0%	5%	0%	0%	28%
Apache Junction Medical Plaza	26,901	9%	4%	22%	0%	0%	0%	65%
Santa Fe Professional Plaza	24,883	25%	6%	11%	11%	17%	10%	20%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B	12,790	0%	0%	32%	20%	11%	18%	19%
The Children's Clinic at Springdale	9,761	0%	0%	0%	0%	0%	0%	100%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2016	2016	2017	2018	2019	2020	2021 and Later
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	0%	100%
Kelsey-Seybold Clinic at King's Crossing	20,470	0%	0%	0%	0%	0%	100%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	0%	100%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	0%	100%
Family Doctor's MOB	12,050	0%	0%	0%	0%	0%	0%	100%
701 South Tonopah Building	10,747	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	0%	100%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,100	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - New Britain	7,998	0%	0%	0%	100%	0%	0%	0%

Ambulatory Care Centers:
Hanover Freestanding Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%
Mission Freestanding Emergency Center	13,578	0%	0%	0%	0%	0%	0%	100%
Weslaco Freestanding Emergency Center	13,578	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,537,674	17%	10%	7%	11%	6%	13%	36%
Total	3,583,510	12%	32%	5%	8%	9%	9%	25%

(a)	The estimated market rates related to the 2016 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 3%.
(b)	The estimated market rates related to the 2016 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 2%.
(c)	The estimated market rates related to the 2016 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 1%.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2015 and 2014 (including The Bridgeway for 2014 which was sold on December 31, 2014), the average effective annual rental per square foot was $17.83 and $17.47, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs and childcare centers owned as of December 31, 2015 and 2014, the average effective annual rental per square foot was $28.34 and $27.22, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2015 and 2014, the average effective annual rental per square foot was $24.84 and $23.83, respectively. The estimated average occupied square footage for 2015 was calculated by averaging the unavailable rentable square footage on January 1, 2015 and January 1, 2016. The estimated average occupied square footage for 2014 was calculated by averaging the unavailable rentable square footage on January 1, 2014 and January 1, 2015.

During 2015, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2015. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2015. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2015, based upon average occupied square feet for McAllen Medical Center:

Property	2015 Average Occupied Square Feet	2015 Revenues	2015 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,122,000	$16.87

The following table sets forth lease expirations for each of the next ten years for properties owned or invested in as of December 31, 2015.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2016	898,696	4	$12,637,054	17%
2017	0	0	0	0%
2018	0	0	0	0%
2019	147,140	2	1,452,066	2%
2020	0	0	0	0%
2021	0	0	0	0%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
Thereafter	0	0	0	0%
Subtotal-hospital facilities	1,045,836	6	$14,089,120	19%
Other consolidated properties
2016	173,385	59	$4,591,022	6%
2017	148,297	49	4,149,419	6%
2018	253,764	66	7,588,862	10%
2019	141,637	38	4,141,667	6%
2020	194,677	50	5,838,536	8%
2021	240,192	34	6,607,829	9%
2022	137,069	15	3,459,019	5%
2023	99,192	19	2,791,250	4%
2024	42,544	4	1,361,585	2%
2025	101,193	11	1,341,406	2%
Thereafter	70,216	5	1,518,765	2%
Subtotal-other consolidated properties	1,602,166	350	$43,389,360	60%
Other unconsolidated properties (MOBs)
2016	72,037	11	$1,923,699	2%
2017	19,146	6	565,608	1%
2018	19,434	6	589,126	1%
2019	7,334	4	213,357	0%
2020	146,591	16	4,341,190	6%
2021	16,915	5	477,670	1%
2022	29,279	7	835,970	1%
2023	24,808	6	865,224	1%
2024	40,113	7	1,236,728	2%
2025	118,080	11	3,425,026	5%
Thereafter	6,944	1	410,087	1%
Subtotal-other unconsolidated properties	500,681	80	$14,883,685	21%
Total all properties at December 31, 2015	3,148,683	436	$72,362,165	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2015 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2015 and exclude the bonus rentals earned on the UHS hospital facilities.

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

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2015 and 2014 are summarized below:

	2015		2014
	High Price	Low Price	High Price	Low Price
First Quarter	$56.87	$49.08	$44.21	$40.03
Second Quarter	$56.86	$46.46	$44.55	$41.73
Third Quarter	$50.35	$43.54	$44.74	$41.26
Fourth Quarter	$53.40	$46.76	$49.13	$41.47

Holders

As of January 31, 2016, there were approximately 371 shareholders of record of our shares of beneficial interest.

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

	2015	2014
First Quarter	$.635	$.625
Second Quarter	.640	.630
Third Quarter	.640	.630
Fourth Quarter	.645	.635
	$2.560	$2.520

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: HCP, Inc., Nationwide Health Properties, Inc. (included until July, 2011 when it was acquired by Ventas, Inc.), Omega Healthcare Investors, Inc., Welltower, Inc. (previously known as Health Care REIT, Inc.), Healthcare Realty Trust, Inc., LTC Properties, Inc., and National Health Investors, Inc.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2010.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 10	Dec 11	Dec 12	Dec 13	Dec 14	Dec 15
Universal Health Realty Income Trust	$100	$113.73	$155.99	$130.51	$165.99	$181.58
S&P 500 Index	$100	$102.11	$118.45	$156.82	$178.29	$180.75
Peer Group	$100	$115.60	$137.07	$125.67	$172.12	$162.52

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2015. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2015	2014	2013	2012	2011
Operating Results:
Total revenues(1)	$63,950	$59,786	$54,280	$53,950	$29,494
Net income(2)	$23,691	$51,551	$13,169	$19,477	$73,794
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$390,496	$380,109	$297,748	$314,386	$288,633
Investments in LLCs, net of liabilities(1)(4)	30,492	8,605	39,201	28,636	33,057
Intangible assets, net of accumulated amortization(3)	19,757	23,123	20,782	26,293	28,081
Total assets(1)(3)	458,901	428,866	374,179	383,554	371,241
Total indebtedness, including debt premium(1)(3)(5)	252,704	213,155	199,987	197,936	174,836
Other Data:
Funds from operations(6)	$38,349	$35,937	$34,955	$34,280	$32,468
Cash provided by (used in):
Operating activities	38,178	32,796	31,294	30,783	21,372
Investing activities	(44,309)	(4,038)	(13,373)	(8,565)	(7,454)
Financing activities	6,164	(29,815)	(17,491)	(30,819)	(7,426)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.78	$3.99	$1.04	$1.54	$5.84
Diluted earnings per share:
Total diluted earnings per share(2)	$1.78	$3.99	$1.04	$1.54	$5.83
Dividends per share	$2.560	$2.520	$2.495	$2.460	$2.425
Other Information (in thousands)
Weighted average number of shares outstanding—basic	13,293	12,927	12,689	12,661	12,644
Weighted average number of shares and share equivalents outstanding—diluted	13,301	12,934	12,701	12,669	12,649

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the consolidated accounts of our consolidated investments.

(2)

Net income and earnings per share during 2015 includes: (i) an $8.7 million gain recorded in connection with a property exchange transaction, as discussed below, and; (ii) $243,000 of transaction costs related to various transactions during 2015.      Net income and earnings per share during 2014 includes: (i) a $25.4 million gain recorded in connection with our purchase of third-party minority ownership interests in eight LLCs (January and August, 2014, as discussed below) in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since the effective dates); (ii) a $13.0 million gain on the divestiture of real property (the Bridgeway), and; (iii) $427,000 of transaction costs related to the 2014 acquisition and divestiture activity previously mentioned. Net income and earnings per share during 2013 includes approximately $200,000 of transaction costs related to the acquisition of three MOBs during 2013 and the first quarter of 2014. Net income and earnings per share during 2012 includes an $8.5 million gain on the divestitures of properties owned by two unconsolidated LLCs in which we formerly held non-controlling majority ownership interests, and $680,000 of transaction costs related to the acquisition of a medical clinic and medical office building in 2012. Net income and earnings per share data during 2011 includes: (i) a $28.6 million gain recorded in connection with our purchase of third-party minority ownership interests in various LLCs in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since that time); (ii) a $35.8 million gain on the divestitures of properties owned by unconsolidated LLCs in which we formerly held non-controlling majority ownership interests; (iii) $518,000 of transaction costs related to the acquisition of four MOBs during 2011 and the first quarter of 2012, and; (iv) a $5.4 million charge for a provision for asset impairment recorded on a certain MOB.

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

(5)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $28.9 million as of December 31, 2015, $52.7 million as of December 31, 2014, $80.1 million as of December 31, 2013, $77.5 million as of December 31, 2012 and $101.8 million as of December 31, 2011 (See Note 8 to the consolidated financial statements).

(6)	Our funds from operations (“FFO”) during 2015, 2014, 2013, 2012 and 2011 are net of reductions for transaction costs of $243,000 $427,000, $203,000, $680,000 and $518,000, respectively.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for 2015, 2014, 2013, 2012 and 2011, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO and AFFO for each of the last five years is shown below:

	(000s)
	2015	2014	2013	2012	2011
Net income	$23,691	$51,551	$13,169	$19,477	$73,794
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	21,710	20,548	18,496	20,030	7,173
Unconsolidated affiliates	1,690	2,290	3,290	3,293	10,558
Provision for asset impairment	—	—	—	—	5,354
Less gains:
Gain on property exchange	(8,742)	—	—	—	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	(25,409)	—	—	(28,576)
Gain on divestiture of real property	—	(13,043)	—	—	—
Gains on divestiture of properties owned by unconsolidated LLCs, net	—	—	—	(8,520)	(35,835)
Funds From Operations	38,349	35,937	34,955	34,280	32,468
Transaction costs	243	427	203	680	518
Adjusted Funds From Operations	$38,592	$36,364	$35,158	$34,960	$32,986

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of February 29, 2016, we have sixty-two real estate investments or commitments in eighteen states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	forty-nine medical office buildings (“MOBs”), including five owned by unconsolidated LLCs, and;
•	four preschool and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (which are scheduled to expire in December, 2016) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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

•

our ownership interests in five LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the five entities in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member;

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

An other than temporary impairment of an investment in an LLC is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

Relationship with UHS and Related Party Transactions:

For disclosure related to our relationship with UHS, please refer to Note 2 to the consolidated financial statements—Relationship with UHS and Related Party Transactions.

Results of Operations

Year ended December 31, 2015 as compared to the year ended December 31, 2014:

Effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Consolidated Statement of Income for the year ended December 31, 2015 includes the revenues and expenses associated with each of these properties. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above, and our Consolidated Statement of Income for the year ended December 31, 2014 includes the revenues and expenses associated with each of these properties for the five-month period ended December 31, 2014.

The table below provides supplemental financial information related to each of the above-mentioned entities for the seven-month period ended July 31, 2014, and also presents the twelve-month period of 2014 on an “As Adjusted” financial statement presentation basis similar to the presentation applied for each entity for the twelve-month period ended December 31, 2015. Other than increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact to our net income as a result of the consolidation of these LLCs.

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

	As reported in Consolidated Statements of Income for the Year Ended December 31, 2015		As reported in Consolidated Statements of Income for the Year Ended December 31, 2014	2014 Adjustments (a.)	“As Adjusted” Twelve Months Ended December 31, 2014	“As Adjusted” Variance
Revenues		$63,950	$59,786	$3,581	$63,367	$583
Expenses:
Depreciation and amortization		22,108	20,885	732	21,617	(491)
Advisory fees to UHS		2,810	2,545	—	2,545	(265)
Other operating expenses		18,152	16,882	1,644	18,526	374
Transaction costs		243	427	—	427	184
		43,313	40,739	2,376	43,115	(198)
Income before equity in income of unconsolidated LLCs, interest expense and gains		20,637	19,047	1,205	20,252	385
Equity in income of unconsolidated LLCs		2,536	2,428	(551)	1,877	659
Gain on property exchange		8,742	-	—	-	8,742
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs		-	25,409	—	25,409	(25,409)
Gain on divestiture of real property	-	-	13,043		13,043	(13,043)
Interest expense, net		(8,224)	(8,376)	(654)	(9,030)	806
Net income		$23,691	$51,551	$-	$51,551	$(27,860)

(a.)	Adjustments consist of revenues and expenses for the seven months ended July 31, 2014, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above.

For the year ended December 31, 2015, net income was $23.7 million as compared to $51.6 million during 2014.  The $27.9 million decrease in net income during 2015, as compared to 2014, was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column indicated on the table above:

•

a decrease of approximately $25.4 million from the aggregate gain recorded during 2014 on the fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, as discussed above;

•	a decrease of approximately $13.0 million from the gain recorded during 2014 on the divestiture of real property (The Bridgeway);
•	an increase of approximately $8.7 million due to the gain recorded during the second quarter of 2015 in connection with a property exchange transaction;
•

a decrease of $491,000 (“As Adjusted”) attributable to a net increase in depreciation and amortization expense partially resulting from the fair value recognition recorded in connection with our acquisition of minority ownership interests in various LLCs in August, 2014;

•

an increase of $806,000 attributable to a decrease in interest expense (“As Adjusted”) due primarily to the repayment of three third-party mortgages (during the third quarter of 2014 and the first and fourth quarters of 2015) utilizing funds borrowed under our revolving credit facility which bears interest at a comparatively lower interest rate, and a decrease in our average cost of borrowings under our revolving credit facility;

•	an increase of $659,000 (“As Adjusted”) in equity in income of unconsolidated LLCs, resulting from combined net increases at various unconsolidated properties, and;

•	other combined net increases of approximately $876,000, including the income generated at properties acquired during 2015.

Total revenue increased $583,000 (“As Adjusted”) during the year ended December 31, 2015, as compared to 2014, due primarily to the revenues generated at MOBs acquired during the third quarter of 2014 and the first and second quarters of 2015.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $16.4 million and $16.9 million (“As Adjusted”) for the years ended December 31, 2015 and 2014, respectively.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts.  Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income.

During 2015, we had a total of 60 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 14% of the aggregate rentable square feet of these properties (4% related to renewed leases and 10% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $11 per square foot during 2015. The weighted-average leasing commissions on the new and renewed leases commencing during 2015 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2015 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2015, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the years ended 2015 and 2014, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for 2015 and 2014 (in thousands):

	2015	2014
Net income	$23,691	$51,551
Depreciation and amortization expense on consolidated investments	21,710	20,548
Depreciation and amortization expense on unconsolidated affiliates	1,690	2,290
Gain on property exchange	(8,742)	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	(25,409)
Gain on divestiture of real property	—	(13,043)
Funds From Operations	$38,349	$35,937
Transaction costs	243	427
Adjusted Funds From Operations	$38,592	$36,364

 Our FFO increased $2.4 million to $38.3 million during 2015, as compared to $35.9 million during 2014.  The increase in FFO during 2015, as compared to 2014, related primarily to: (i) a net increase in income generated at our properties, including the income generated at our properties acquired at various times during 2015 and 2014, and; (ii) the $806,000 net decrease in interest expense (“As Adjusted”), as discussed above.  Our AFFO increased $2.2 million to $38.6 million during 2015, as compared to $36.4 million during 2014. The increase in AFFO during 2015, as compared to 2014, related primarily to the increase in FFO, as discussed above, offset by the $184,000 decrease in transaction costs incurred during 2015 as compared to 2014.

Year ended December 31, 2014 as compared to the year ended December 31, 2013:

As mentioned above, effective August 1, 2014, we purchased the minority ownership interests, ranging from 5% to 15%, held by third-party members in six LLCs in which we previously held noncontrolling majority ownership interests. As a result of these minority ownership purchases, we now own 100% of each of these six LLCs and our Consolidated Statement of Income for the year ended December 31, 2014 includes the revenues and expenses associated with each of these properties for the five-month period ended December 31, 2014. Prior to August 1, 2014, these LLCs were accounted for on an unconsolidated basis pursuant to the equity method, as discussed above.

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

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

	As reported in Consolidated Statements of Income for the Year Ended December 31, 2014	As reported in Consolidated Statements of Income for the Year Ended December 31, 2013	2013 Adjustments (a.)	“As Adjusted” Year Ended December 31, 2013	“As Adjusted” Variance
Revenues	$59,786	$54,280	$4,184	$58,464	$1,322
Expenses:
Depreciation and amortization	20,885	18,753	1,044	19,797	(1,088)
Advisory fees to UHS	2,545	2,369	0	2,369	(176)
Other operating expenses	16,882	14,409	2,083	16,492	(390)
Transaction costs	427	203	0	203	(224)
	40,739	35,734	3,127	38,861	(1,878)
Income before equity in income of unconsolidated LLCs, interest expense and gains	19,047	18,546	1,057	19,603	(556)
Equity in income of unconsolidated LLCs	2,428	2,095	(207)	1,888	540
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs	25,409	0	0	0	25,409
Gain on divestiture of real property	13,043	0	0	0	13,043
Interest expense, net	(8,376)	(7,472)	(850)	(8,322)	(54)
Net income	$51,551	$13,169	$0	$13,169	$38,382

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

During 2014, net income increased $38.4 million to $51.6 million as compared to $13.2 million during 2013. The increase was primarily attributable to the following, as computed utilizing the “As Adjusted” Variance column indicated on the table above:

•

an increase of approximately $25.4 million from the aggregate gain recorded during 2014 on the fair value recognition resulting from purchase of minority interests in majority-owned LLCs, as discussed above;

•	an increase of approximately $13.0 million from the gain recorded during 2014 on the divestiture of real property (The Bridgeway);
•	an increase of $347,000 in bonus rental earned on the hospital facilities leased to wholly-owned subsidiaries of UHS;
•

a decrease of approximately $1.1 million (“As Adjusted”) attributable to a net increase in depreciation and amortization expense, resulting primarily from the fair value recognition recorded in connection with our acquisition of minority ownership interests in eight LLCs in January and August, 2014;

•	a decrease of $224,000 resulting from the increase in transaction costs, and;
•	other combined net increase of approximately $895,000, including net income generated at properties acquired during 2014 and 2013.

Total revenues increased by $1.3 million (“As Adjusted”) during 2014 as compared to 2013 primarily due to: (i) the revenues generated at MOBs acquired during 2014 and 2013; (ii) an increase in bonus rental revenue, as mentioned above, and; (iii) other combined net changes at existing properties.

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

Below is a reconciliation of our reported net income to FFO and AFFO for 2014 and 2013 (in thousands):

	2014	2013
Net income	$51,551	$13,169
Depreciation and amortization expense on consolidated investments	20,548	18,496
Depreciation and amortization expense on unconsolidated affiliates	2,290	3,290
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	(25,409)	—
Gain on divestiture of real property	(13,043)	—
Funds From Operations	35,937	34,955
Transaction costs	427	203
Adjusted Funds From Operations	$36,364	$35,158

Our FFO increased $1.0 million to $35.9 million during 2014, as compared to $35.0 million during 2013.  The increase in FFO during 2014, as compared to 2013, related primarily to a net increase in income generated at our properties, including the income generated at our properties acquired at various times during 2014 and 2013.  Our AFFO increased $1.2 million to $36.4 million during 2014, as compared to $35.2 million during 2013. The increase in AFFO during 2014, as compared to 2013, related primarily to the increase in FFO, as discussed above, plus a $224,000 increase in transaction costs incurred during 2014 as compared to 2013.

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

Liquidity and Capital Resources

Year ended December 31, 2015 as compared to December 31, 2014:

Net cash provided by operating activities

Net cash provided by operating activities was $38.2 million during 2015 as compared to $32.8 million during 2014.  The $5.4 million increase was attributable to:

•

a favorable change of approximately $3.2 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, gain on property exchange, gain on divestiture of real property and gains on purchases of minority interests in majority-owned LLCs), as discussed above in Results of Operations, and;

•	a favorable change of approximately $2.1 million in tenant reserves, escrows, deposits and prepaid rents, and;
•	other combined net favorable changes of approximately $109,000.

Net cash used in investing activities

Net cash used in investing activities was $44.3 million during 2015 as compared to $4.0 million during 2014.

2015:

During 2015, we used $44.3 million of net cash in investing activities as follows:

•	spent $667,000 to fund equity investments in unconsolidated LLCs;
•	spent $22.8 million in advances in the form of a member loan to an unconsolidated LLC;
•	spent $5.3 million in additions to real estate investments primarily for tenant improvements at various MOBs;
•	spent $150,000 consisting of a deposit on real estate assets;
•	spent $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments;
•	spent $2.3 million for payment of a note payable related to the purchase of third-party minority interests in six majority-owned LLCs during the third quarter of 2014, as discussed above;
•	received $306,000 of cash as repayment for the above-mentioned member loan to an unconsolidated LLC;
•	received $224,000 of cash in excess of income related to our unconsolidated LLCs ($2.8 million of cash distributions received less $2.5 million of equity in income of unconsolidated LLCs);
•	received $1.1 million of cash proceeds in connection with the refinancing of third-party debt by a majority-owned LLC in which we hold a noncontrolling ownership interest, and;
•	received $2.0 million of cash proceeds in connection with the property exchange with an unrelated third party.

2014:

During 2014, we used $4.0 million of net cash in investing activities as follows:

•	spent $1.3 million to fund equity investments in unconsolidated LLCs;
•	spent $2.9 million on additions to real estate investments primarily for tenant improvements at various MOBs;
•	spent $15.6 million to acquire the real estate assets of three medical office buildings;
•

spent $4.7 million (plus a net note payable of $2.3 million to the previous third-party minority interest member, which was satisfied during January, 2015, as noted above) to acquire the minority interests in eight majority-owned LLCs in two separate transactions effective August 1, 2014 and January 1, 2014, as previously discussed;

•	spent $100,000 consisting of a deposit on real estate assets related to the acquisition of a medical office building that we purchased during the first quarter of 2015;
•	received $17.3 million of cash proceeds in connection with the sale of the real property of The Bridgeway, as discussed above;
•

received $2.3 million of cash distribution proceeds in connection with refinancing of third-party debt by the LP that owns the Texoma Medical Plaza in which we have a 95% non-controlling equity interest, and;

•	received $1.0 million of cash in excess of income related to our unconsolidated LLCs ($3.4 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs);

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $6.2 million during 2015, as compared to $29.8 million of net cash used in financing activities during 2014.

2015:

The $6.2 million of net cash provided by financing activities during 2015 consisted of:

•	received $52.4 million of additional borrowings on our revolving line of credit;
•	received $5.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us;
•	received $1.7 million of net cash from the issuance of shares of beneficial interest ($1.1 million relates to shares issued in late December, 2014, as discussed below);
•

paid $17.8 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million and $5.9 million outstanding mortgages on the Spring Valley Medical Office Building and the Palmdale Medical Plaza, respectively, utilizing funds borrowed under our revolving credit facility);

•	paid $1.1 million of financing costs paid on the new revolving credit facility and a new mortgage note payable refinance;
•	paid $34.1 million of dividends, and;

2014:

The $29.8 million of net cash used in financing activities during 2014 consisted of:

•

received $19.3 million of net cash from the issuance of shares of beneficial interest, $19.0 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $250,000 of which was primarily related to our dividend reinvestment program;

•	paid $32.7 million of dividends;
•

paid $12.3 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of the $9.1 million outstanding mortgage balance on the Summerlin Hospital Medical Office Building I utilizing borrowed funds under our revolving credit facility);

•	paid $4.0 million net repayments on our revolving line of credit, and;
•	paid $94,000 as partial settlement of accrued dividend equivalent rights.

At-The-Market Equity Issuance Program (“ATM”):

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November, 2015, under which we can offer up to an aggregate of $100 million of our securities pursuant to supplemental prospectuses which we may file from time to time.  No offering will be made except pursuant to such supplemental prospectuses.

There were no shares issued pursuant to an ATM program during 2015. During 2013 and 2014, pursuant to an ATM equity issuance program in effect at that time (which has since expired), we issued an aggregate of 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net cash proceeds or receivables (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch, as well as $391,000 of other various fees and expenses), as follows:

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

In connection with the ATM program, our consolidated balance sheet included approximately $1.1 million at December 31, 2014, and $600,000 at December 31, 2013, of net proceeds due to us in connection with shares issued in late December 2014 and 2013, respectively. The net cash proceeds related to these shares were received by us in early January 2015, and early January, 2014, respectively, and are included in cash received for the issuance of shares of beneficial interest, net, on the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, respectively.

Year ended December 31, 2014 as compared to December 31, 2013:

Net cash provided by operating activities

Net cash provided by operating activities was $32.8 million during 2014 as compared to $31.3 million during 2013. The $1.5 million increase was attributable to:

•

a favorable change of approximately $2.2 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization on debt premium, stock-based compensation, gain on divestiture of real property and gains on purchases of minority interests in majority owned LLCs), as discussed above in Results of Operations;

•	an unfavorable change of approximately $1.0 million in accrued expenses and other liabilities resulting primarily from the timing of accrued expenses and other liabilities disbursements;
•	an unfavorable change of $319,000 in tenant reserves, escrows, deposits and prepaid rents resulting primarily from a decrease in prepaid rents, and;
•	other combined net favorable changes of $646,000, including a favorable change in rent receivable of approximately $200,000.

Net cash used in investing activities

Net cash used in investing activities was $4.0 million during 2014 as compared to $13.4 million during 2013.  The factors contributing to the $4.0 million of net cash used in investing activities during 2014 are detailed above.

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

Net cash used in financing activities

Net cash used in financing activities was $29.8 million during 2014 as compared to $17.5 million during 2013.  The factors contributing to the $29.8 million of cash used in financing activities during 2014 are detailed above.

2013:

During 2013, we used $17.5 million of net cash financing activities as follows:

•	received $12.0 million from additional net borrowings on our revolving line of credit;
•	received $11.2 million of proceeds related to the refinancing of a mortgage note payable that is non-recourse to us;
•

received $5.8 million of net cash from the issuance of shares of beneficial interest, $5.5 million of which related to our at-the-market equity issuance program (as discussed above) and approximately $250,000 of which was related to our dividend reinvestment program;

•	paid $31.8 million of dividends;
•

paid $14.4 million on mortgage and other notes payable that are non-recourse to us (including the pay-off of a mortgage note payable that was refinanced during the first quarter of 2013, resulting in the above-mentioned $11.2 million of mortgage proceeds to us);

•	paid $101,000 as partial settlement of accrued dividend equivalent rights, and;
•	paid $95,000 of financing costs on mortgage and other notes payable.

Additional cash flow and dividends paid information for 2015, 2014 and 2013:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $38.2 million during 2015, $32.8 million during 2014 and $31.3 million during 2013. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, amortization of debt premium, stock-based compensation expense and gains recorded during 2015 and 2014, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $224,000 during 2015, $1.0 million during 2014 and $2.3 million during 2013, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $38.4 million during 2015, $33.8 million during 2014 and $33.6 million during 2013, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $34.1 million during 2015, $32.7 million during 2014 and $31.8 million during 2013. During 2015, the $38.4 million of cash generated related to the operating activities of our properties exceeded the $34.1 million of dividends paid by approximately $4.3 million. During 2014, the $33.8 million of net cash generated related to the operating activities of our properties exceeded the $32.7 million of dividends paid by approximately $1.1 million. During 2013, the $33.6 million of net cash generated related to the operating activities of our properties exceeded the $31.8 million of dividends paid by approximately $1.9 million.

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

Included in the various sources of cash were: (i) funds generated from the repayments of advances made from us to LLCs ($306,000 in 2015 and $114,000 in 2013); (ii) $2.0 million in 2015 of cash received in connection with the property exchange transaction, as discussed above;  (iii) cash distributions of refinancing proceeds from LLCs ($1.1 million in 2015 and $2.3 million in 2014); (iv) $17.3 million in 2014 of funds generated from the divestiture of real property; (v) net borrowings on our revolving credit agreement ($52.4 million during 2015 and $12.0 million during 2013), and; (vi) issuance of shares of beneficial interest ($1.7 million during 2015, $19.3 million during 2014 and $5.8 million during 2013).

In addition to the dividends paid, the following were also included in the various uses of cash: (i) investments in LLCs ($667,000 during 2015, $1.3 million during 2014 and $3.0 million during 2013); (ii) advances made to LLCs/third-party partners ($22.8 million during 2015 and $4.6 million during 2013); (iii) additions to real estate investments and acquisitions of real property ($5.3 million during 2015, $2.9 million in 2014 and $3.4 million in 2013); (iv) acquisitions of medical office buildings ($16.8 million in 2015, $15.6 million in 2014 and $4.7 million in 2013); (v) acquisition of minority interests in majority-owned LLCs ($2.3 million during 2015 and $4.7 million in 2014); (vi) net repayments on our revolving credit agreement ($4.0 million during 2014); (vii) net repayments of mortgage, construction, third-party partners and other loans payable of consolidated MOBs and LLCs, net of financing costs ($12.6 million during 2015, $12.3 million during 2014 and $3.3 million during 2013); (viii) partial settlement of dividend equivalent rights ($75,000 during 2015 and approximately $100,000 during each of 2014 and 2013); (ix) deposits on real estate assets ($150,000 during 2015, $100,000 during 2014 and $150,000 during 2013), and; (x) financing costs paid ($1.1 million during 2015 and $95,000 during 2013).

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program; (ii) borrowings under our $185 million revolving credit facility (which has $39.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2015); (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit facility, equity issuance capacity pursuant to the terms of the ATM program, and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $185 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our at-the-market equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in March, 2019, replaced our previous revolving credit facility which was scheduled to mature in July, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $142.2 million at December 31, 2015. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015. There are no compensating balance requirements. The average amount outstanding under our revolving credit agreement was $114.3 million in 2015 with a corresponding effective interest rate, including commitment fees, of 2.1%.  The average amounts outstanding under our previous revolving credit agreement (which was replaced in March, 2015, as discussed above), were $104.6 million in 2014 and $86.3 million in 2013 with corresponding effective interest rates, including commitment fees, of 2.4% in 2014 and 2.2% in 2013.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2015
Tangible net worth	$125,000	$175,285
Total leverage	< 60%	45.0%
Secured leverage	< 30%	19.8%
Unencumbered leverage	< 60%	42.2%
Fixed charge coverage	> 1.50x	3.3x

We have fourteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2015, with a combined outstanding balance of $110.3 million (excluding net debt premium of $298,000 at December 31, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at December 31, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,695	3.49%	December, 2016
Peace Health fixed rate mortgage loan	20,790	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	6,954	2.99%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,663	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,419	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,348	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,339	3.49%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,351	3.49%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,317	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,815	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,428	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,498	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,200	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,439	5.56%	June, 2025
Total	$110,256

(a.)	All mortgage loans require monthly principal payments through maturity and most include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature during December, 2016, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $112.4 million as of December 31, 2015. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2014, we had sixteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these sixteen mortgages was $122.9 million (excluding net debt premium of $523,000 at December 31, 2014), and had a combined fair value of approximately $124.7 million at December 31, 2014.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2015 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed(a)(b)	$77,917	$2,273	$52,511	$4,748	$18,385
Long-term non-recourse debt-variable(a)(b)	32,339	11,441	20,898	—	—
Long-term debt-variable(c)	142,150	—	—	142,150	—
Estimated future interest payments on debt outstanding as of December 31, 2015(d)	22,518	8,016	10,490	2,497	1,515
Equity and debt financing commitments(e)	2,234	2,234	—	—	—
Total contractual obligations	$277,158	$23,964	$83,899	$149,395	$19,900

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with a fair value of approximately $112.4 million as of December 31, 2015. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $28.9 million of combined third-party debt outstanding as of December 31, 2015, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $142.2 million of borrowings outstanding as of December 31, 2015 under the terms of our $185 million Credit Agreement which matures on March 27, 2019. The amount outstanding approximates fair value as of December 31, 2015.

(d)

Assumes that all debt outstanding as of December 31, 2015, including borrowings under the Credit Agreement, and the fourteen loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2015. We have the right to repay borrowings under the Credit Agreement at any time during the terms of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

As of December 31, 2015, we have equity investment and debt financing commitments remaining in connection with our investments in various unconsolidated LLCs. As of December 31, 2015, we had outstanding letters of credit which secured the majority of these equity and debt financing commitments. The $39.3 million of available borrowing capacity as of December 31, 2015, pursuant to the terms of our Credit Agreement, is net of the standby letters of credit outstanding at that time. Our remaining financing commitments related to our investments in unconsolidated LLCs are as follows (in thousands):

Amount
Grayson Properties	$149
FTX MOB Phase II	928
Arlington Medical Properties	1,157
Total	$2,234

Off Balance Sheet Arrangements

As of December 31, 2015, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2015 totaled $3.5 million consisting of: (i) $1.9 million related to Centennial Hills Medical Properties; (ii) $646,000 related to Banburry Medical Properties, and; (iii) $966,000 related to FTX MOB Phase II.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

As of December 31, 2015, 2014, and 2013, we had no material outstanding interest rate swap agreements.

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

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $255 million. The difference between actual amounts outstanding and fair value is approximately $2.1 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2015. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$2,273	$43,402	$9,109	$3,607	$1,141	$18,385	$77,917
Average interest rates	5.3%	5.1%	4.8%	4.6%	4.4%	4.6%	4.8%
Variable rate:
Debt(b)	$11,441	$7,170	$13,728	$142,150	$—	$—	$174,489
Average interest rates	2.3%	2.2%	2.0%	2.0%	—	—	2.1%
Interest rate caps:
Notional amount	$—	$30,000	$—	$—	$—	$—	$30,000
Interest rates	—	1.5%	—	—	—	—	1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $32.3 million of non-recourse mortgage notes payable and of $142.2 million of outstanding borrowings under the terms of our $185 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2015 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our net income by approximately $1.7 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows, together with the report of KPMG LLP, an independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedule III, real estate and accumulated depreciation, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 4, 2016

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

10.2 Agreement dated December 10, 2015, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

10.8 Credit Agreement, dated as of March 27, 2015, by and among the Trust, a syndicate of lenders and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Trust’s Current Report on Frm 8-K dated March 27, 2015, is incorporated herein by reference.

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

Date: March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2016

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	March 4, 2016

/S/ MILES L. BERGER Miles L. Berger	Trustee	March 4, 2016

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	March 4, 2016

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Trustee	March 4, 2016

/S/ MARC D. MILLER Marc D. Miller	Trustee	March 4, 2016

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, real estate and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 4, 2016

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2015	2014
Assets:
Real Estate Investments:
Buildings and improvements	$469,933	$451,005
Accumulated depreciation	(121,161)	(106,480)
	348,772	344,525
Land	41,724	35,584
Net real estate investments	390,496	380,109
Investments in and advances to limited liability companies ("LLCs")	31,597	8,605
Other Assets:
Cash and cash equivalents	3,894	3,861
Base and bonus rent receivable from UHS	2,116	2,086
Rent receivable - other	4,292	4,219
Intangible assets (net of accumulated amortization of $25.1 million and $19.7 million at December 31, 2015 and December 31, 2014, respectively)	19,757	23,123
Deferred charges, goodwill and other assets, net	6,749	6,863
Total Assets	$458,901	$428,866
Liabilities:
Line of credit borrowings	$142,150	$89,750
Mortgage and other notes payable, non-recourse to us (including net debt premium of $298 and $523 at December 31, 2015 and December 31, 2014, respectively)	110,554	123,405
Accrued interest	504	545
Accrued expenses and other liabilities	6,807	8,522
Tenant reserves, escrows, deposits and prepaid rents	3,844	2,063
Total Liabilities	263,859	224,285
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2015 - 13,327,020; 2014 -13,301,204	133	133
Capital in excess of par value	241,700	240,835
Cumulative net income	555,286	531,595
Cumulative dividends	(601,983)	(567,894)
Accumulated other comprehensive loss	(94)	(88)
Total Equity	195,042	204,581
Total Liabilities and Equity	$458,901	$428,866

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues:
Base rental - UHS facilities	$15,955	$15,601	$14,773
Base rental - Non-related parties	35,157	31,386	27,955
Bonus rental - UHS facilities	4,565	4,607	4,260
Tenant reimbursements and other - Non-related parties	7,490	7,490	6,812
Tenant reimbursements and other - UHS facilities	783	702	480
	63,950	59,786	54,280
Expenses:
Depreciation and amortization	22,108	20,885	18,753
Advisory fees to UHS	2,810	2,545	2,369
Other operating expenses	18,152	16,882	14,409
Transaction costs	243	427	203
	43,313	40,739	35,734
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gains	20,637	19,047	18,546
Equity in income of unconsolidated LLCs	2,536	2,428	2,095
Gain on property exchange	8,742	—	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	25,409	—
Gain on divestiture of real property	—	13,043	—
Interest expense, net	(8,224)	(8,376)	(7,472)
Net income	$23,691	$51,551	$13,169
Basic earnings per share	$1.78	$3.99	$1.04
Diluted earnings per share	$1.78	$3.99	$1.04
Weighted average number of shares outstanding - Basic	13,293	12,927	12,689
Weighted average number of share equivalents	8	7	12
Weighted average number of shares and equivalents outstanding - Diluted	13,301	12,934	12,701

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2015	2014	2013
Net Income	$23,691	$51,551	$13,169
Other comprehensive income/(loss):
Unrealized derivative (losses)/gains on interest rate caps	(97)	(115)	(57)
Amortization of interest rate cap fees	91	84	—
Total other comprehensive income/(loss):	(6)	(31)	(57)
Total comprehensive income	$23,685	$51,520	$13,112

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares		Capital in				UHT	Non-
	Number		excess of	Cumulative	Cumulative	Accumulated other	Shareholders'	controlling	Total
	of Shares	Amount	par value	net income	dividends	comprehensive loss	Equity	Interests	Equity
January 1, 2013	12,689	$127	$214,094	$466,875	$(503,425)	—	$177,671	$74	$177,745
Shares of Beneficial Interest:
Issued	170	1	6,323	—	—	—	6,324	—	6,324
Partial settlement of dividend equivalent rights	—	—	(101)	—	—	—	(101)	—	(101)
Restricted stock-based compensation expense	—	—	375	—	—	—	375	—	375
Dividends ($2.495/share)	—	—	—	—	(31,751)	—	(31,751)	—	(31,751)
Deconsolidation of LLC	—	—	—	—	—	—	—	(74)	(74)
Comprehensive income:
Net income	—	—	—	13,169	—	—	13,169	—	13,169
Unrealized loss on interest rate cap	—	—	—	—	—	(57)	(57)	—	(57)
Subtotal - comprehensive income	—	—	—	13,169	—	(57)	13,112	—	13,112
January 1, 2014	12,859	128	220,691	480,044	(535,176)	(57)	165,630	—	165,630
Shares of Beneficial Interest:
Issued	443	5	19,839	—	—	—	19,844	—	19,844
Partial settlement of dividend equivalent rights	—	—	(94)	—	—	—	(94)	—	(94)
Restricted stock-based compensation expense	—	—	399	—	—	—	399	—	399
Dividends ($2.52/share)	—	—	—	—	(32,718)	—	(32,718)	—	(32,718)
Comprehensive income:
Net income	—	—	—	51,551	—	—	51,551		51,551
Unrealized loss on interest rate cap	—	—	—	—	—	(31)	(31)	—	(31)
Subtotal - comprehensive income				51,551		(31)	51,520	—	51,520

January 1, 2015	13,302	133	240,835	531,595	(567,894)	(88)	204,581	—	204,581
Shares of Beneficial Interest:
Issued	25	-	513	-	-	-	513	-	513
Partial settlement of dividend equivalent rights	-	-	(75)	—	—	—	(75)	—	(75)
Restricted stock-based compensation expense	—	—	427	—	—	—	427	—	427
Dividends ($2.56/share)	—	—	-	—	(34,089)	—	(34,089)	—	(34,089)
Comprehensive income:
Net income	-	-	-	23,691	-	-	23,691		23,691
Unrealized loss on interest rate cap	—	—	—	-	—	(6)	(6)	-	(6)
Subtotal - comprehensive income				23,691		(6)	23,685	—	23,685
December 31, 2015	13,327	$133	$241,700	$555,286	$(601,983)	$(94)	$195,042	$—	$195,042

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$23,691	$51,551	$13,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,198	20,975	18,843
Amortization of debt premium	(225)	(312)	(433)
Stock-based compensation expense	427	399	375
Gain on property exchange	(8,742)	—	—
Gain on divestiture of real property	—	(13,043)	—
Gains on purchase of minority interests in majority-owned LLCs	—	(25,409)	—
Changes in assets and liabilities:
Rent receivable	(290)	(555)	(746)
Accrued expenses and other liabilities	(184)	(509)	523
Tenant reserves, escrows, deposits and prepaid rents	1,781	(303)	16
Accrued interest	(41)	(62)	(22)
Other, net	(437)	64	(431)
Net cash provided by operating activities	38,178	32,796	31,294
Cash flows from investing activities:
Investments in LLCs	(667)	(1,337)	(3,013)
Repayments of advances made to LLCs	306	—	114
Advances made to LLCs	(22,795)	—	(4,580)
Cash distributions in excess of income from LLCs	224	1,029	2,346
Cash distribution of refinancing proceeds from LLCs	1,045	2,280	—
Additions to real estate investments, net	(5,257)	(2,866)	(3,415)
Cash received for property exchange	2,000	—	—
Deposits on real estate assets	(150)	(100)	(150)
Net cash paid for acquisition of properties	(16,765)	(15,600)	(4,675)
Cash paid to acquire minority interests in majority-owned LLCs	(2,250)	(4,744)	—
Cash proceeds received from divestiture of real property	—	17,300	—
Net cash used in investing activities	(44,309)	(4,038)	(13,373)
Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	52,400	(3,950)	11,950
Proceeds from mortgages and other notes payable	5,200	—	11,150
Repayments of mortgages and other notes payable	(17,826)	(12,327)	(14,401)
Financing costs paid	(1,114)	—	(95)
Dividends paid	(34,089)	(32,718)	(31,751)
Partial settlement of dividends equivalent rights	(75)	(94)	(101)
Issuance of shares of beneficial interest, net	1,668	19,274	5,757
Net cash provided by/(used in) financing activities	6,164	(29,815)	(17,491)
Increase/(decrease) in cash and cash equivalents	33	(1,057)	430
Increase/(decrease) in cash due to recording of LLCs on a consolidated/unconsolidated basis	—	1,581	(141)
Cash and cash equivalents, beginning of period	3,861	3,337	3,048
Cash and cash equivalents, end of period	$3,894	$3,861	$3,337
Supplemental disclosures of cash flow information:
Interest paid	$8,025	$8,268	$7,517
Supplemental disclosures of non-cash transactions:
Consolidaton of LLCs:
Net real estate investments	$—	$84,064	$—
Cash and cash equivalents	—	1,581	—

Intangible assets	—	6,490	—
Rent receivable - other	—	388	—
Deferred charges and other assets, net	—	100	—
Investment in LLCs	—	(28,616)	—
Mortgage and other notes payable, non-recourse to us	—	(29,758)	—
Accrued interest	—	(116)	—
Accrued expenses and other liabilities	—	(1,245)	—
Tenant reserves, escrows, deposits and prepaid rents	—	(485)	—
Note payable to previous third-party member	—	(2,250)	—
Gains on purchases of minority interests in majority-owned LLCs	—	(25,409)	—
Cash paid for purchase of minority interests in majority-owned LLCs	$—	$4,744	$—
Deconsolidaton of LLC:
Net real estate investments	$—	$—	$11,597
Cash and cash equivalents	—	—	141
Rent receivable - other	—	—	207
Deferred charges, goodwill and other assets, net	—	—	135
Mortgage and other notes payable, non-recourse to us	—	—	(6,215)
Other liabilities	—	—	(368)
Third-party equity interest	—	—	(54)
Investment in LLC	$—	$—	$5,443
Property Exchange Transaction:
Net assets acquired in property exchange	$9,886	$—	$—
Net assets relinquished in property exchange	(3,144)	—	—

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings. As of February 29, 2016, we have sixty-two real estate investments or commitments located in eighteen states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	forty-nine medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;
•	four preschool and childcare centers.

Our future results of operations could be unfavorably impacted by deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the three Universal Health Services, Inc. hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.  Management is unable to predict the effect, if any, that these factors may have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

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

Real Estate Investments

On the date of acquisition, the purchase price of a property is allocated to the assets acquired (land, buildings and intangible assets) and liabilities assumed based upon our estimates of their fair values. Intangible assets include the value of in-place leases, above market leases and leasehold interest in land at the time of acquisition. Substantially all of our intangible assets consist of the value of in-place leases at December 31, 2015, and will be amortized over the remaining lease terms (aggregate weighted average of 4.1 years at December 31, 2015) and is expected to result in estimated aggregate amortization expense of $4.6 million, $4.0 million, $2.7 million $2.0 million and $1.8 million for 2016, 2017, 2018, 2019 and 2020, respectively. Amortization expense on intangible values of in place leases was $5.5 million for the year ended December 31, 2015, $6.1 million for the year ended December 31, 2014 and $6.0 million for the year ended December 31, 2013. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $16.2 million for the year ended December 31, 2015, $14.4 million for the year ended December 31, 2014 and $12.5 million for the year ended December 31, 2013.

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

The determination of undiscounted cash flows requires estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

An other than temporary impairment of an investment in an LLC is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

At December 31, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs which own MOBs. We accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each LLC is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These LLCs maintain property insurance on the properties.

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

Effective August 1, 2014, we purchased the third-party minority ownership interests, ranging from 5% to 15%, in six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and 3811 E. Bell Medical Building Medical Plaza). Effective January 1, 2014, we purchased the third-party minority ownership interests (5% for each LLC) in Palmdale Medical Properties and Sparks Medical Properties. We formerly held non-controlling majority ownership interests in all of these LLCs, and as a result of our purchase of the minority ownership interests, we now hold 100% of the ownership interests in these LLCs which own MOBs. As a result, we began accounting for the six LLCs mentioned above on a consolidated basis effective August 1, 2014 and we began accounting for Palmdale Medical Properties and Sparks Medical Properties on a consolidated basis effective January 1, 2014, as discussed below. Each of the property’s assets and liabilities were recorded at their fair values (see Note 3 to the consolidated financial statements for additional disclosure). Other than an increase in depreciation and amortization expense resulting from the fair value recognition related to the purchase of the minority ownership interests, these transactions did not have a material impact on our results of operations.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $489 million and $325 million, respectively, at December 31, 2015.

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

New Accounting Standards

Except as noted below there were no new accounting pronouncements during 2015 that impacted, or are expected to impact us.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

In April 2015, the FASB issued an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. This amendment becomes effective for annual periods beginning on or after December 15, 2015, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in our first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. We do not expect the adoption of this revised guidance to have a material impact on our consolidated financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 31% of our total revenue for the five years ended December 31, 2015 (approximately 25% for the year ended December 31, 2015 and approximately 28% and 30% for the years ended December 31, 2014 and 2013, respectively). The decrease during 2015 and 2014 as compared to 2013 is due primarily to the 2014 purchase of the third-party minority ownership interests in eight LLCs in which we previously held noncontrolling ownership interests. As a result of these transactions, we own 100% of each of these LLCs and began accounting for each on a consolidated basis effective on the dates of purchase of the minority ownership interests (January and August, 2014). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2015 (approximately 20% for the year ended December 31, 2015 and 22% for each of the years ended December 31, 2014 and 2013). In addition, including the two free-standing emergency departments (“FEDs”) acquired by us from subsidiaries of UHS during the first quarter of 2015 (as discussed below), sixteen MOBs/FEDs, that are either wholly or jointly-owned, include tenants which are subsidiaries of UHS.

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

During the third quarter of 2014, a wholly-owned subsidiary of UHS provided notification to us that, upon expiration of The Bridgeway’s lease term which occurred in December, 2014, it intended to exercise its option to purchase the real property of the facility. Pursuant to the terms of the lease, we and the wholly-owned subsidiary of UHS were both required to obtain independent appraisals of the property to determine its fair market value. On December 31, 2014, the Bridgeway, a 103-bed behavioral health facility located in North Little Rock, Arkansas, was sold to UHS for $17.3 million. A gain on divestiture of real property of approximately $13.0 million is included in our results of operations for the twelve-month period ended December 31, 2014.  Prior to its divestiture in 2014, our revenues, net cash provided by operating activities and funds from operations included approximately $1.1 million earned annually in connection with The Bridgeway’s lease.

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15(b)

(a)	UHS has three 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms were executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on accumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. These leases are cross-defaulted with one another. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital and FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the these leases.  The existing lease terms for our three acute care hospitals operated by wholly-owned subsidiaries of UHS are scheduled to expire in December, 2016 and we can provide no assurance that these leases will be renewed at the existing lease rates.

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

We have funded $2.8 million in equity as of December 31, 2015, and are committed to fund an additional $149,000, in exchange for a 95% non-controlling equity interest in an LP (Texoma Medical Properties) that developed, constructed, owns and operates the Texoma Medical Plaza located in Denison, Texas, which was completed and opened during the first quarter of 2010. This MOB is located on the campus of a UHS acute care hospital which is owned and operated by UHS of Texoma, Inc. (“Texoma Hospital”), a wholly-owned subsidiary of UHS. This MOB has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $14.7 million, which is non-recourse to us, outstanding as of December 31, 2015. As this LLC is not considered to be a variable interest entity and does not meet the other criteria requiring consolidation of an investment, it is accounted for pursuant to the equity method.

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

The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2015, 2014 and 2013 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2015, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2016 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2015, 2014 or 2013 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $2.8 million during 2015, $2.5 million during 2014 and $2.4 million during 2013 and were based upon average invested real estate assets of $401 million, $363 million and $338 million during 2015, 2014 and 2013, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2015 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2015 and 2014, UHS owned 5.9% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 25% of our consolidated revenues for the year ended December 31, 2015 and 28% and 30% of our consolidated revenues for the years ended December 31, 2014 and 2013, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) PROPERTY EXCHANGE TRANSACTION, ACQUISITIONS AND DISPOSITIONS

2015:

Property Exchange Transaction:

In May, 2015, in exchange for the real property of Sheffield Medical Building (“Sheffield”), a 73,446 square foot medical office building (“MOB”) located in Atlanta, Georgia, we received $2 million in cash and the real property of two MOBs located in Sandy Springs and Vinings, Georgia, from an unrelated third party. In connection with the two MOBs acquired in this transaction, triple net, master lease agreements applicable to 100% of the combined 36,700 rentable square feet of these properties have been executed with the counterparty. These master lease agreements have initial terms of 15 years and provide for 3% annual rent increases. In connection with this transaction, we recorded an $8.7 million gain which is included in our Consolidated Statements of Income for the year ended December 31, 2015.  This gain represented the difference between the aggregate fair value of the consideration exchanged ($2 million in cash and the real property of two MOBs) and the net book value of Sheffield.

Acquisitions:

In February, 2015, we purchased the Haas Medical Office Park, two single story buildings having an aggregate of approximately 16,000 rentable square feet, located in Ottumwa, Iowa, for approximately $4.1 million.

In January and February of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas, for an aggregate acquisition cost of approximately $12.8 million. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six 5-year renewal terms were executed with UHS for each FED. In connection with the lease agreements, the lessee shall have the option to purchase the leased property upon the expiration of the fixed term and each five-year extended term at the fair market value at that time.

The aggregate purchase price for these three MOBs and two FEDs was allocated to the assets acquired and liabilities assumed consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOBs at the time of acquisition which will be amortized over the average remaining lease term of approximately 15.0 years at the time of acquisition (aggregate weighted average of 14.4 years at December 31, 2015) for each of the MOBs located in Sandy Springs and Vinings, Georgia and approximately 10.4 years at the time of acquisition (aggregate weighted average of 9.6 years at December 31, 2015) for the Haas Medical Office Park.

Land	$7,050
Buildings and improvements	17,518
Intangible assets	2,182
Cash received- exchange transaction	2,000
Other liabilities	(116)
Deposit paid in 2014	(100)
Net book value of property divested in exchange transaction	(3,027)
Gain on exchange transaction	(8,742)

Net cash paid	$16,765

2014:

Acquisitions:

In August, 2014, we purchased the Hanover Emergency Center, a 22,000 rentable square feet, free-standing, full service emergency and imaging center, located in Mechanicsville, VA, for approximately $8.6 million. The single-tenant property is occupied pursuant to the terms of a 10-year lease with HCA Health Services of Virginia, Inc.

In January, 2014, we paid an aggregate of $7.2 million, (including a $150,000 deposit made in 2013), to purchase the following in a single transaction: (i) The Children’s Clinic at Springdale – a 9,800 square foot, single-tenant medical office building located in Springdale, Arkansas, and; (ii) The Northwest Medical Center at Sugar Creek – a 13,700 square foot, multi-tenant medical office building located in Bentonville, Arkansas.

The aggregate purchase price for these clinics and MOB was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the clinics and MOB at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.8 years at the time of acquisition (aggregate weighted average of 8.5 years at December 31, 2015) for the Hanover Emergency Center and approximately 9.7 years at the time of acquisition (aggregate weighted average of 7.7 years at December 31, 2015) for the Arkansas facilities.

Land	$3,010
Buildings and improvements	10,664
Intangible assets	2,076
Deposit paid in 2013	(150)

Net cash paid	$15,600

Additionally, during January and August, 2014, we spent an aggregate of $7.0 million, including $4.7 million in cash plus an additional $2.3 million in the form of a note payable to the previous third-party member (which was fully repaid in January, 2015 and is reflected in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet at December 31, 2014) to purchase the minority ownership interests held by third party members in eight LLCs (as noted in the table below) in which we previously held various non-controlling majority ownership interests ranging from 85% to 95%.

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC	Effective Date
Palmdale Medical Properties	95%	Palmdale Medical Plaza	January 1, 2014
Sparks Medical Properties	95%	Vista Medical Terrace & Sparks MOB	January 1, 2014
DVMC Properties	90%	Desert Valley Medical Center	August 1, 2014
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza	August 1, 2014
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza	August 1, 2014
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza	August 1, 2014
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center	August 1, 2014
3811 Bell Medical Properties	95%	3811 E. Bell	August 1, 2014

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

The aggregate purchase price for these MOBs was allocated to net tangible property ($84.0 million), identified intangible assets ($6.5 million), and long term debt ($29.8 million). Substantially all of the intangible assets include the value of the in-place leases at these MOBs at the time of acquisition which will be amortized over the combined average remaining lease term of approximately 4.7 years at the time of acquisition (aggregate weighted average of 4.1 years at December 31, 2015) for the August, 2014 transactions and 5.3 years at the time of acquisition (aggregate weighted average of 4.7 years at December 31, 2015) for the January, 2014 transactions. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

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

The aggregate purchase price of approximately $4.7 million for these MOBs was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets, based on their respective fair values at acquisition, as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at Ward Eagle Office Village at the time of acquisition which are being amortized over the then average remaining lease term of approximately 9.8 years (aggregate weighted average of 7.4 years at December 31, 2015).

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

New Construction:

The newly constructed Forney Medical Plaza II located in Forney, Texas was completed and opened in April, 2013. This multi-tenant medical office building, consisting of 30,000 rentable square feet, is owned by a limited partnership (“LP”) in which we hold a 95% non-controlling ownership interest. As this LP is not considered to be a variable interest entity, it is accounted for pursuant to the equity method.

Divestitures:

There were no divestitures during 2013.

As of December 31, 2015, our net intangible assets total $19.8 million (net of $25.1 million accumulated amortization) and substantially all of the amount is related to acquired, in-place leases which have a weighted average remaining amortization period of 4.1 years.

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

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent, are as follows (amounts in thousands):

2016	$49,973
2017	34,345
2018	29,594
2019	24,341
2020	19,653
Thereafter	50,914
Total minimum base rents	$208,820

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

(5) DEBT AND FINANCIAL INSTRUMENTS

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $185 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our at-the-market equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in March, 2019, replaced our previous revolving credit facility which was scheduled to mature in July, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base

Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2015, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $142.2 million at December 31, 2015. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015. There are no compensating balance requirements. The average amount outstanding under our revolving credit agreement was $114.3 million in 2015 with a corresponding effective interest rate, including commitment fees, of 2.1%.  The average amounts outstanding under our previous revolving credit agreement (which was replaced in March, 2015, as discussed above), were $104.6 million in 2014 and $86.3 million in 2013 with corresponding effective interest rates, including commitment fees, of 2.4% in 2014 and 2.2% in 2013.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2015. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2015
Tangible net worth	$125,000	$175,285
Total leverage	< 60%	45.0%
Secured leverage	< 30%	19.8%
Unencumbered leverage	< 60%	42.2%
Fixed charge coverage	> 1.50x	3.3x

We have fourteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2015, with a combined outstanding balance of $110.3 million (excluding net debt premium of $298,000 at December 31, 2015). The following table summarizes our outstanding mortgages, excluding net debt premium, at December 31, 2015 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,695	3.49%	December, 2016
Peace Health fixed rate mortgage loan	20,790	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan	6,954	2.99%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,663	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,419	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,348	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,339	3.49%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,351	3.49%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,317	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,815	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,428	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,498	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,200	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,439	5.56%	June, 2025
Total	$110,256

(a.)	All mortgage loans require monthly principal payments through maturity and most include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature in December, 2016, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $112.4 million as of December 31, 2015. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2014, we had sixteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these sixteen mortgages was $122.9 million (excluding net debt premium of $523,000 at December 31, 2014), and had a combined fair value of approximately $124.7 million at December 31, 2014.

As of December 31, 2015, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2016	$13,714
2017	50,572
2018	22,837
2019 (a.)	145,757
2020	1,141
Later	18,385
Total	$252,406

(a.)	Includes repayment of $142.2 million of outstanding borrowings under the terms of our $185 million revolving credit agreement.

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

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2015: $2.56 per share of which $2.17 per share was ordinary income and $.39 per share was a return of capital distribution.
•	2014: $2.52 per share of which $1.478 per share was ordinary income and $1.042 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.305 per share).
•	2013: $2.495 per share of which $1.96 per share was ordinary income and $.535 per share was a return of capital distribution.

Equity Issuance Program:

We filed a Registration Statement with the Securities and Exchange Commission which became effective in November, 2015, under which we can offer up to an aggregate of $100 million of our securities pursuant to supplemental prospectuses which we may file from time to time.  No offering will be made except pursuant to such supplemental prospectuses.

There were no shares issued pursuant to an ATM program during 2015. During 2013 and 2014, pursuant to an ATM equity issuance program in effect at that time, which is now expired, we issued an aggregate of 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net cash proceeds or receivables (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch, as well as $391,000 of other various fees and expenses), as follows:

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

In connection with the ATM program, our consolidated balance sheet included approximately $1.1 million at December 31, 2014, and $600,000 at December 31, 2013, of net proceeds due to us in connection with shares issued in late December 2014 and 2013, respectively. The net cash proceeds related to these shares were received by us in early January 2015, and early January, 2014, respectively, and are included in cash received for the issuance of shares of beneficial interest, net, on the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, respectively.

(7) INCENTIVE PLANS

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan (the “2007 Plan”). A total of 75,000 shares were authorized for issuance under this plan and a total of 67,555 shares, net of cancellations, have been issued pursuant to the terms of this plan, 47,975 of which have vested as of December 31, 2015. At December 31, 2015 there are 7,445 shares remaining for issuance under the terms of the 2007 Plan.

During 2015, there were 9,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $47.75 per share ($464,608 in the aggregate). These restricted shares are scheduled to vest in June of 2017 (the second anniversary of the date of grant).

During 2014, there were 9,850 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.21 per share ($425,619 in the aggregate). These restricted shares are scheduled to vest in June of 2016 (the second anniversary of the date of grant).

During 2013, there were 8,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.54 per share ($380,104 in the aggregate). These restricted shares vested in June of 2015 (the second anniversary of the date of grant).

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $427,000, $399,000 and $375,000 and during 2015, 2014 and 2013, respectively. The remaining expenses associated with these grants is approximately $418,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2015.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remain exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expire in ten years. DERs on outstanding awards are earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. As of December 31, 2015, there were 23,000 options outstanding and exercisable under the 1997 Plan with an average exercise price of $36.53 per share and a remaining weighted average life of 1.2 years. The net expense recorded in connection with the DERs did not have a material impact on our consolidated financial statements during each of the years ended December 31, 2015, 2014 and 2013.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain changes to tax law requirements, the agreements, as amended, provide for the current payment of dividend equivalents in the years in which dividends are declared and paid or, if later, when the related options become vested. DERs with respect to 23,000 shares, 36,000 shares and 40,000 shares were outstanding at December 31, 2015, 2014 and 2013, respectively. In December of 2015, 2014 and 2013, DERs which were vested and accrued as of each respective date, were paid to officers and Trustees of the Trust amounting to $75,000, $94,000 and $106,000, respectively.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2013	43,000	$35.22	$36.53/$29.44
Exercised	(3,000)	29.44	$29.44/$29.44
Balance, January 1, 2014	40,000	$35.65	$36.53/$30.06
Exercised	(4,000)	33.07	$30.06/$34.07
Balance, January 1, 2015	36,000	$35.94	$34.90/$36.53
Exercised	(13,000)	34.90	$34.90/$34.90
Outstanding options vested and exercisable as of December 31, 2015	23,000	$36.53	$36.53/$36.53

During 2015, there were 13,000 stock options exercised with a total in-the-money value of $154,500.  During 2014, there were 4,000 stock options exercised with a total in-the-money value of $44,160. During 2013, there were 3,000 stock options exercised with a total in-the-money value of $46,290.

There were no unvested options as of December 31, 2015. The following table provides information about options outstanding and exercisable options at December 31, 2015:

Options Outstanding and Exercisable
Number	23,000
Weighted average exercise price	$36.53
Aggregate intrinsic value	$310,040
Weighted average remaining contractual life	1.2

(8) SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

In accordance with the Financial Accounting Standards Board’s (“FASB”) standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

At December 31, 2015, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of December 31, 2015, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

Name of LLC/LP	Ownership prior to minority interest purchase	Property Owned by LLC/LP	Effective Date
Palmdale Medical Properties	95%	Palmdale Medical Plaza	January 1, 2014
Sparks Medical Properties	95%	Vista Medical Terrace & Sparks MOB	January 1, 2014
DVMC Properties	90%	Desert Valley Medical Center	August 1, 2014
Santa Fe Scottsdale	90%	Santa Fe Professional Plaza	August 1, 2014
PCH Medical Properties	85%	Rosenberg Children’s Medical Plaza	August 1, 2014
Sierra Medical Properties	95%	Sierra San Antonio Medical Plaza	August 1, 2014
PCH Southern Properties	95%	Phoenix Children’s East Valley Care Center	August 1, 2014
3811 Bell Medical Properties	95%	3811 E. Bell	August 1, 2014

The following property table represents the five LLCs or LPs in which we own a noncontrolling interest and were accounted for under the equity method as of December 31, 2015:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	Suburban Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	75%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.8 million, which is non-recourse to us, outstanding as of December 31, 2015.
(b.)

We have funded $5.2 million in equity as of December 31, 2015 and are committed to invest an additional $1.1 million.  During the fourth quarter of 2015, we advanced this LLC a member loan, the funds of which were utilized to repay its $22.8 million outstanding third-party mortgage loan on its scheduled maturity date. The terms of the member loan are similar to those in place pursuant to the third-party mortgage loan that was recently repaid. Pursuant to the terms and conditions of an agreement executed in February, 2016, we purchased an additional 10% of the ownership interest in this LLC from the existing third-party member for approximately $4.8 million in cash thereby increasing our ownership interest to 85%.

(c.)

We have funded $2.8 million in equity as of December 31, 2015, and are committed to fund an additional $149,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $14.7 million, which is non-recourse to us, outstanding as of December 31, 2015

(d.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $1.5 million has been funded as of December 31, 2015. This LP has a third-party term loan of $5.4 million, which is non-recourse to us, outstanding as of December 31, 2015.

Below are the combined statements of income for the LLCs/LPs accounted for under the equity method at December 31, 2015, 2014 and 2013. The data for the year ended December 31, 2014 includes the financial results for the six above-mentioned LLCs in which we purchased the minority ownership interests in August, 2014 for the period of January through July of 2014 (during which they were accounted for under the equity method).

	For the Year Ended December 31,
	2015	2014(b.)	2013(c.)
	(amounts in thousands)
Revenues	$14,347	$17,292	$21,001
Operating expenses	5,605	6,769	8,705
Depreciation and amortization	2,398	2,968	4,039
Interest, net	2,578	4,261	6,353
Net income	$3,766	$3,294	$1,904
Our share of net income (a.)	$2,536	$2,428	$2,095

(a.)	Our share of net income during 2015, 2014 and 2013, includes interest income earned by us on various advances made to LLCs of approximately $200,000, $834,000 and $1.9 million, respectively.
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

(c.)

As mentioned above, we began to account for Sparks Medical Properties on a consolidated basis as of January 1, 2014. Prior to January 1, 2014, the financial results of this entity were accounted for under the equity method on an unconsolidated basis. These amounts include the financial results for Sparks Medical Properties for the years ended December 31, 2013 and 2012. In addition, we purchased the minority ownership interests in six LLCs effective August 1, 2014 (as mentioned in (b.) above) and began to account for the LLCs a consolidated basis as of that date. These amounts include the financial results for these six LLCs for the year ended December 31, 2013. As also mentioned above, we began to account for Palmdale Medical Properties on a consolidated basis as of January 1, 2014. Prior thereto, as a result of a master lease commitment with a wholly-owned subsidiary of UHS which expired effective as of July 1, 2013, the financial results of Palmdale Medical Properties was accounted for on a consolidated basis through the six-month period ended June 30, 2013 and then on an unconsolidated basis for the six-month period of July 1, 2013 through December 31, 2013. Therefore the financial results of this entity are reflected in the table above for the six-month period of July 1, 2013 through December 31, 2013.

Below are the combined balance sheets for the five LLCs that were accounted for under the equity method as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(amounts in thousands)
Net property, including CIP	$61,668	$62,450
Other assets	5,264	7,367
Total assets	$66,932	$69,817

Liabilities	$2,538	$3,348
Mortgage notes payable, non-recourse to us	28,895	52,728
Advances payable to us	22,489	—
Equity	13,010	13,741
Total liabilities and equity	$66,932	$69,817
Our share of equity and advances to LLCs reflected as:
Investments in LLCs	$9,108	$8,605
Advance to an LLC	22,489	—
Amounts included in accrued expenses and other liabilities	(1,105)	—
Our share of equity and advances to LLCs, net	$30,492	$8,605

As of December 31, 2015, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2016	$530
2017	5,727
2018	445
2019	466
2020	484
2021 and After	21,243
Total	$28,895

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2015	12/31/2014	Maturity Date
Arlington Medical Properties (b.)	$-	$23,287	October, 2015
FTX MOB Phase II	5,427	5,548	August, 2017
Grayson Properties	14,670	14,893	September, 2021
Brunswick Associates	8,798	9,000	December, 2024
	$28,895	$52,728

         (a.) All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

(b.) In October, 2015, we borrowed an additional $22.8 million under our Credit Agreement to repay this outstanding third-party mortgage loan on its scheduled maturity date. These funds were advanced as a member loan to Arlington Medical Properties, LLC pursuant to a 5.29% fixed rate note with terms similar to those in place pursuant to the recently repaid third-party mortgage loan.

Pursuant to the operating and/or partnership agreements of the five LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

(10) QUARTERLY RESULTS (unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$16,202	$16,049	$15,686	$16,013	$63,950
Net income before gains	$3,696	$3,262	$3,639	$4,352	$14,949
Gain on property exchange	—	8,742	—	—	8,742
Net income	$3,696	$12,004	$3,639	$4,352	$23,691
Total basic earnings per share	$0.28	$0.90	$0.27	$0.33	$1.78
Total diluted earnings per share	$0.28	$0.90	$0.27	$0.33	$1.78

	2014 (a.)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$14,288	$14,317	$15,258	$15,923	$59,786
Net income before gains	$3,458	$3,408	$3,048	$3,185	$13,099
Gain on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	316	—	25,093	—	25,409
Gain on divestiture of real property	—	—	—	13,043	13,043
Net income	$3,774	$3,408	$28,141	$16,228	$51,551
Total basic earnings per share	$0.29	$0.26	$2.18	$1.24	$3.99
Total diluted earnings per share	$0.29	$0.26	$2.18	$1.24	$3.99

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

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2015

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (d.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2015	Acquisition or Significant improvement	Date Acquired	Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$11,885	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	25,330	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	17,334	2006	1986	42 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	5,272	1993	1989	40 Years
Kindred Hospital Chicago Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	950	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing	—	439	1,618	878	439	2,496		2,935	1,226	1995	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas	—	439	1,837	213	439	2,050		2,489	945	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	434	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	326	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	356	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	328	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,271)	1,130	2,821		3,951	2,344	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	4,913	806	4,107		4,913	2,070	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas	—	573	3,842	704	573	4,546	7	5,126	2,610	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada	—	—	1,579	68	—	1,647		1,647	1,004	1999	1999	25 Years
Medical Center of Western Connecticut Danbury, Connecticut	4,663	1,151	5,176	544	1,151	5,720		6,871	3,124	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,815	1,104	5,508	—	1,104	5,508		6,612	1,242	2008	2008	35 Years
Apache Junction Medical Plaza (c.) Apache Junction, AZ	—	240	3,590	668	240	4,258	67	4,565	712	2004	2004	30 Years
Auburn Medical Office Building II (c.) Auburn, WA	6,954	—	10,200	176	—	10,376		10,376	1,375	2009	2009	36 Years
BRB Medical Office Building (c.) Kingwood, Texas	6,498	430	8,970	32	430	9,002		9,432	1,178	2010	2010	37 Years
Centennial Hills Medical Office Building (c.) Las Vegas, NV	10,339	—	19,890	1,005	—	20,895	7	20,902	2,937	2006	2006	34 Years
Desert Springs Medical Plaza (c.) Las Vegas, NV	—	1,200	9,560	806	1,200	10,366		11,566	1,702	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs (c.) Las Vegas, NV	6,428	400	11,300	2,871	400	14,171	11	14,582	2,034	2003	2003	30 Years
Spring Valley Hospital MOB I (c.) Las Vegas, NV	—	—	9,500	407	—	9,907	8	9,915	1,415	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2015 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (d.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2015	Acquisition or Significant improvement	Date Acquired	Depreciable Life
Spring Valley Hospital MOB II (c.) Las Vegas, NV	—	—	9,800	488	—	10,288		10,288	1,439	2006	2006	34 Years
Summerlin Hospital MOB I (c.) Las Vegas, NV	—	460	15,440	689	460	16,129	2	16,591	2,595	1999	1999	30 Years
Summerlin Hospital MOB II (c.) Las Vegas, NV	11,419	370	16,830	1,037	370	17,867	166	18,403	2,757	2000	2000	30 Years
Summerlin Hospital MOB III (c.) Las Vegas, NV	10,695	—	14,900	2,107	—	17,007		17,007	2,140	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	527	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	31	910	11,991		12,901	2,093	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	31	1,100	9,031		10,131	1,382	2011	2011	35 Years
Tuscan Professional Building Irving, TX	5,439	1,100	12,525	89	1,100	12,614	82	13,796	1,732	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	20,790	1,900	24,910	—	1,900	24,910		26,810	3,379	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX	—	—	7,180	—	—	7,180		7,180	726	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	—	220	3,220		3,440	286	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	46	2013	2013	35 Years
Desert Valley Medical Center (e.) Phoenix, AZ	5,200	2,280	4,624	235	2,280	4,859	42	7,181	278	1996	1996	30 Years
Haas Medical Office Park Ottumwa, IA	—	—	3,571	—	—	3,571		3,571	102	2015	2015	35 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	281	2014	2014	35 Years
Mission Free-standing Emergency Department Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	143	2015	2015	35 Years
3811 E. Bell (e.) Phoenix, AZ	—	930	6,929	60	930	6,989	3	7,922	381	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	174	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	119	2014	2014	35 Years
Rosenberg Children’s Medical Plaza (e.) Phoenix, AZ	8,317	0	23,302	27	0	23,329		23,329	1,111	2001	2001	35 Years
Phoenix Children’s East Valley Care Center (e.) Phoenix, AZ	6,348	1,050	10,900	—	1,050	10,900		11,950	518	2006	2006	35 Years
Palmdale Medical Plaza (e.) Palmdale, CA	—	—	10,555	—	0	10,555	482	11,037	745	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	58	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	64	2015	2015	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2015 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (d.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2015	Acquisition or Significant improvement	Date Acquired	Depreciable Life
Santa Fe Professional Plaza (e.) Scottsdale, AZ	—	1,090	1,960	145	1,090	2,105	1	3,196	126	1999	1999	30 Years
Sierra San Antonio Medical Plaza (e.) Fontana, CA	—	0	11,538	—	0	11,538	12	11,550	623	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB (e.) Sparks, NV	4,351	0	9,276	403	0	9,679	153	9,832	804	2008	2008	30 Years
Weslaco Free-standing Emergency Department Weslaco, TX	—	1,749	4,879	—	1,749	4,879		6,628	157	2015	2015	35 Years
TOTALS	$110,256	$38,884	$409,825	$61,905	$41,724	$468,890	$1,043	$511,657	$121,161

a.	Costs capitalized/divested subsequent to acquisition.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.

During 2011, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.

d.	Consists of outstanding balances as of December 31, 2015 on third-party debt that is non-recourse to us.
e.

During 2014, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2015

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2013 to December 31, 2015:

	2015	2014	2013
Balance at January 1,	$486,589	$395,669	$401,474
Impact of deconsolidation of an LLC(a.)	—	—	(13,185)
Impact of consolidation of eight LLCs(b.)	—	84,064	—
Property additions	4,972	3,298	3,415
Acquisitions	24,568	13,674	4,065
Disposals	(4,472)	(10,116)	(100)
Balance at December 31,	$511,657	$486,589	$395,669

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2013 to December 31, 2015:

	2015	2014	2013
Balance at January 1,	$106,480	$97,921	$87,088
Impact of deconsolidation of an LLC(a.)	—	—	(1,588)
Disposals	(1,568)	(5,859)	—
Current year depreciation expense	16,249	14,413	12,464
Other	—	5	(43)
Balance at December 31,	$121,161	$106,480	$97,921

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

Exhibit Index

Exhibit No.	Exhibit
10.2	Agreement dated December 10, 2015, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document