Form 10-Q
period 2016-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2016-05-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of common shares of beneficial interest outstanding at April 30, 2016—13,328,083

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and fourteen medical office buildings and two free-standing emergency departments, that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the Condensed Consolidated Financial Statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2016 and 2015

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Base rental - UHS facilities	$4,081	$3,906
Base rental - Non-related parties	8,815	8,869
Bonus rental - UHS facilities	1,246	1,218
Tenant reimbursements and other - Non-related parties	1,873	2,009
Tenant reimbursements and other - UHS facilities	211	200
	16,226	16,202
Expenses:
Depreciation and amortization	5,436	5,523
Advisory fees to UHS	767	666
Other operating expenses	4,400	4,722
Transaction costs	82	57
	10,685	10,968
Income before equity in income of unconsolidated limited liability companies ("LLCs"), and interest expense	5,541	5,234
Equity in income of unconsolidated LLCs	1,059	592
Interest expense, net	(2,172)	(2,130)
Net income	$4,428	$3,696
Basic earnings per share	$0.33	$0.28
Diluted earnings per share	$0.33	$0.28
Weighted average number of shares outstanding – Basic	13,307	13,283
Weighted average number of share equivalents	7	11
Weighted average number of shares and equivalents outstanding – Diluted	13,314	13,294

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$4,428	$3,696
Other comprehensive income/(loss):
Unrealized derivative losses on interest rate caps	(2)	(61)
Amortization of interest rate cap fees	23	23
Total other comprehensive income/(loss):	21	(38)
Total comprehensive income	$4,449	$3,658

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Real Estate Investments:
Buildings and improvements	$478,405	$469,933
Accumulated depreciation	(125,287)	(121,161)
	353,118	348,772
Land	44,053	41,724
Net Real Estate Investments	397,171	390,496
Investments in and advances to limited liability companies ("LLCs")	36,835	31,597
Other Assets:
Cash and cash equivalents	4,316	3,894
Base and bonus rent receivable from UHS	2,350	2,116
Rent receivable - other	4,569	4,292
Intangible assets (net of accumulated amortization of $23.3 million and $25.1 million at March 31, 2016 and December 31, 2015, respectively)	19,736	19,757
Deferred charges and other assets, net	6,130	6,351
Total Assets	$471,107	$458,503
Liabilities:
Line of credit borrowings	$159,650	$142,150
Mortgage and other notes payable, non-recourse to us, net	109,332	110,156
Accrued interest	538	504
Accrued expenses and other liabilities	6,107	6,807
Tenant reserves, escrows, deposits and prepaid rents	4,418	3,844
Total Liabilities	280,045	263,461
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2016 - 13,328,033; 2015 -13,327,020	133	133
Capital in excess of par value	241,867	241,700
Cumulative net income	559,714	555,286
Cumulative dividends	(610,579)	(601,983)
Accumulated other comprehensive loss	(73)	(94)
Total Equity	191,062	195,042
Total Liabilities and Equity	$471,107	$458,503

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,428	$3,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,458	5,545
Amortization of debt premium	(56)	(57)
Stock-based compensation expense	111	101
Income in excess of cash distributions from LLCs	—	(64)
Changes in assets and liabilities:
Rent receivable	(511)	(194)
Accrued expenses and other liabilities	(1,014)	(658)
Tenant reserves, escrows, deposits and prepaid rents	574	136
Accrued interest	34	(48)
Other, net	70	(228)
Net cash provided by operating activities	9,094	8,229
Cash flows from investing activities:
Investments in LLCs	(5,386)	(321)
Repayments of advances made to LLC	209	—
Cash distributions in excess of income from LLCs	147	—
Cash distribution of refinancing proceeds from LLCs	—	1,045
Additions to real estate investments, net	(1,841)	(2,168)
Net cash paid for acquisition of properties	(9,910)	(16,765)
Cash paid to acquire minority interests in majority-owned LLCs	—	(2,250)
Net cash used in investing activities	(16,781)	(20,459)
Cash flows from financing activities:
Net borrowings on line of credit	17,500	26,250
Repayments of mortgages and other notes payable	(790)	(5,743)
Financing costs paid	(35)	(913)
Dividends paid	(8,596)	(8,446)
Issuance of shares of beneficial interest, net	30	1,172
Net cash provided by financing activities	8,109	12,320
Increase in cash and cash equivalents	422	90
Cash and cash equivalents, beginning of period	3,894	3,861
Cash and cash equivalents, end of period	$4,316	$3,951
Supplemental disclosures of cash flow information:
Interest paid	$2,072	$2,115

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2016, we had investments in five jointly-owned LLCs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 25% of our consolidated revenues for each of the three months ended March 31, 2016 and 2015. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for each of the three months ended March 31, 2016 and 2015. In addition, we have sixteen medical office buildings (“MOBs”) or  free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, include tenants which are subsidiaries of UHS.

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

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and also currently under construction. The hospital and MOB are both scheduled to be completed and opened during the fourth quarter of 2016.

Advisory Agreement: UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2015, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory agreement was renewed for 2016 pursuant to the same terms as the Advisory Agreement in place during 2015.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first three months of 2016 or 2015 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $767,000 and $666,000 for the three months ended March 31, 2016 and 2015, respectively, and were based upon average invested real estate assets of $438 million and $381 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of March 31, 2016 and December 31, 2015, UHS owned 5.9% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 25% of our consolidated revenues during each of the three month periods ended March 31, 2016 and 2015, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.6 million, or $.645 per share, during the first quarter of 2016 and $8.4 million, or $.635 per share, during the first quarter of 2015.

Equity Issuance Program:

Subsequent to the first quarter of 2016, we recommenced our at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately  $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in December, 2015.

There were no shares issued pursuant to the ATM program during the first three months of 2016. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in cash received for the issuance of shares of beneficial interest, net, on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015, was approximately $1.1 million received in connection with shares issued in late December, 2014.

(4) Acquisitions, Dispositions and New Construction

Three Months Ended March 31, 2016:

Acquisition:

In March, 2016, we purchased the Madison Professional Office Building located in Madison, Alabama for approximately $10.1 million. This multi-tenant property consists of approximately 30,100 rentable square feet and is fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for this MOB was allocated to the assets acquired and liabilities assumed consisting of tangible property and identified intangible assets, based on the fair value estimated at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOB at the time of acquisition which will be amortized over the average remaining lease term of approximately 6.2 years at the time of acquisition.

Land	$2,328
Buildings and improvements	6,523
Intangible assets	1,209
Deposit	(150)

Net cash paid	$9,910

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and also currently under construction. The hospital and MOB are both scheduled to be completed and opened during the fourth quarter of 2016.

Dispositions:

There were no divestitures during the first three months of 2016.

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

Dispositions:

There were no divestitures during the first three months of 2015.

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

At March 31, 2016, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of March 31, 2016, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Effective February 1, 2016, we purchased an additional 10% ownership interest in the Arlington Medical Properties, LLC from the third-party minority member, subject to certain agreed upon terms and conditions. Including this additional ownership interest, we currently own 85% of this LLC which is accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2016:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	85%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.7 million outstanding as of March 31, 2016.
(b.)

We have funded $5.2 million in equity as of March 31, 2016 and are committed to invest an additional $623,000. During the fourth quarter of 2015, we advanced this LLC a member loan, the funds of which were utilized to repay its $22.8 million outstanding third-party mortgage loan on its scheduled maturity date.  The terms of the member loan are similar to those in place pursuant to the third-party mortgage loan that was repaid. Additionally, pursuant to the terms and conditions of an agreement executed in February, 2016, we purchased an additional 10% of the ownership interest in this LLC from the existing third-party member for approximately $4.8 million in cash, thereby increasing our ownership interest to 85%.

(c.)

We have funded $2.8 million in equity as of March 31, 2016, and are committed to fund an additional $100,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.6 million outstanding as of March 31, 2016.

(d.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.0 million has been funded as of March 31, 2016. This LLC has a third-party term loan, which is non-recourse to us, of $5.4 million outstanding as of March 31, 2016.

 Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(amounts in thousands)
Revenues	$3,736	$3,585
Operating expenses	1,353	1,337
Depreciation and amortization	613	580
Interest, net	657	619
Net income	$1,113	$1,049
Our share of net income (a.)	$1,059	$592

(a.)

Our share of net income for the three months ended March 31, 2016 includes interest income earned by us on an advance made to Arlington Medical Properties, LLC of approximately $296,000. There were no advances outstanding during the first three months of 2015, therefore there was no interest income earned by us for the three months ended March 31, 2015. Also, as mentioned above, effective February 1, 2016, we purchased an additional 10% of the ownership interest in Arlington Medical Properties, LLC thereby increasing our ownership interest to 85%, from 75% in 2015.

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs in which we hold noncontrolling ownership interests and that were accounted for under the equity method as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(amounts in thousands)
Net property, including CIP	$61,838	$61,668
Other assets	5,415	5,264
Total assets	$67,253	$66,932

Liabilities	$2,657	$2,538
Mortgage notes payable, non-recourse to us	28,763	28,895
Advances payable to us	22,280	22,489
Equity	13,553	13,010
Total liabilities and equity	$67,253	$66,932

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs (a.)	$14,555	$9,108
Advances to LLCs	22,280	22,489
Subtotal-Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	36,835	31,597
Amounts included in accrued expenses and other liabilities	(1,311)	(1,105)
Our share of equity in and advances to LLCs, net	$35,524	$30,492

(a.)

As mentioned above, effective February 1, 2016, we purchased an additional 10% of the ownership interest in Arlington Medical Properties, LLC thereby increasing our ownership interest to 85%, from 75% in 2015.

As of March 31, 2016, and December 31, 2015, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2016	12/31/2015	Maturity Date
FTX MOB Phase II	$5,396	$5,427	August, 2017
Grayson Properties	14,612	14,670	September, 2021
Brunswick Associates	8,755	8,798	December, 2024
	$28,763	$28,895

(a.)	All mortgage loans, other than construction loans, require monthly principal payments through maturity and include a balloon principal payment upon maturity.

Pursuant to the operating and/or partnership agreements of the five LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and/or the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

(6) Recent Accounting Pronouncements

In March, 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which requires an investor to initially apply the equity method of accounting from the date it qualified for that method.  The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.  The amendments are effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Trust on January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as the update only related to changes in financial statement presentation.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard became effective for the Trust on January 1, 2016 and did not have a material impact on our consolidated financial position or results of operations as none of its existing consolidation conclusions were changed.

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

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in March, 2019, replaced our previous revolving credit facility which was scheduled to mature in July, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2016, we had $159.7 million of outstanding borrowings and $3.0 million of letters of credit outstanding against our revolving credit agreement. We had $22.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2016. At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our revolving credit agreement. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2016
Tangible net worth	$125,000	$171,326
Total leverage	< 60%	46.6%
Secured leverage	< 30%	19.4%
Unencumbered leverage	< 60%	46.2%
Fixed charge coverage	> 1.50x	3.5x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2016, with a combined outstanding balance of $109.5 million, excluding net debt premium of $242,000 and net of net financing fees of $376,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,616	3.69%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,671	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,897	3.19%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,631	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,339	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,312	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,266	3.69%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,320	3.69%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,275	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,793	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,384	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,453	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,179	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,330	5.56%	June, 2025
Total	$109,466

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $112 million as of March 31, 2016. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2015, we had fourteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fourteen mortgages was $110.3 million (excluding net debt premium of $298,000 and net of net financing fees of $398,000), and had a combined fair value of approximately $112.4 million.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through March 31, 2016, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire in January, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of March 31, 2016, we have sixty-three real estate investments located in nineteen states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;
•	four pre-school and childcare centers.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

our ownership interests in five LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the five entities in which we continue to hold non-controlling ownership interests, the third-party member and/or the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member;

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions—UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of March 31, 2016 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. In December of 2015, based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the Advisory Agreement was renewed for 2016 pursuant to the same terms as the Advisory Agreement in place during 2015.

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 25% of our consolidated revenues for each of the three months ended March 31, 2016 and 2015. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for each of the three months ended March 31, 2016 and 2015. In addition, sixteen MOBs and FEDs, that are either wholly or jointly-owned by UHT, include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.  The leases to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

For the three months ended March 31, 2016, net income was $4.4 million as compared to $3.7 million during the comparable prior year quarter. The $732,000 increase in net income during the first quarter of 2016, as compared to the comparable prior year quarter, was attributable to:

•	an increase attributable to the property exchange transaction completed during the second quarter of 2015;
•

an increase resulting from lower cost of borrowings related to a previously outstanding third-party mortgage loan of an unconsolidated LLC which was repaid during the fourth quarter of 2015 utilizing funds borrowed under our revolving credit facility which were advanced to the LLC in the form of a member loan, and;

•	increased net income generated at various properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $3.9 million and $4.3 million for the three-month periods ended March 31, 2016 and 2015, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. AFFO was also computed for the three-month periods ended March 31, 2016 and 2015, as reflected below, since we believe it is helpful to our investors since it adjusts for the effect of the transaction costs related to acquisitions. FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$4,428	$3,696
Depreciation and amortization expense on consolidated investments	5,333	5,410
Depreciation and amortization expense on unconsolidated affiliates	450	410
Funds From Operations	10,211	9,516
Transaction costs	82	57
Adjusted Funds From Operations	$10,293	$9,573

Our FFO and AFFO increased by $695,000 and $720,000, respectively, during the three-month period ended March 31, 2016, as compared to the comparable period of 2015.  The increases in FFO and AFFO during the first quarter of 2016, as compared to the first quarter of 2015, were primarily due to the increase in net income, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $9.1 million and $8.2 million during the three-month periods ended March 31, 2016 and 2015, respectively. The $865,000 net increase was attributable to:

•

a favorable change of $720,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt net premium, stock-based compensation expense and income in excess of cash distributions from LLCs), as discussed above in Results of Operations, and;

•	other combined net favorable changes of $145,000.

Net cash used in investing activities

Net cash used in investing activities was $16.8 million during the three months ended March 31, 2016 as compared to $20.5 million during the three months ended March 31, 2015.

During the three-month period ended March 31, 2016, we funded: (i) $5.4 million in equity investments in various unconsolidated LLCs, including $4.8 million to purchase an additional 10% equity interest in the Arlington Medical Plaza LLC, as discussed above; (ii) $1.8 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs, and; (iii) $9.9 million to acquire the real estate assets of a medical office building, as discussed above.  In addition, during the three-month period ended March 31, 2016, we received: (i) $209,000 as an installment repayment of an outstanding member loan advanced to an unconsolidated LLC, and; (ii) $147,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the three-month period ended March 31, 2015, we funded: (i) $321,000 in equity investments in various unconsolidated LLCs; (ii) $2.2 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs; (iii) $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments, and; (iv) $2.3 million payment of a note payable related to the purchase of third-party minority ownership interests in six majority-owned LLCs during the third quarter of 2014. In addition, during the three-month period ended March 31, 2015, we received $1.0 million of cash proceeds in connection with the refinancing of third-party debt by an unconsolidated LLC.

Net cash provided financing activities

Net cash provided by financing activities was $8.1 million during the three months ended March 31, 2016, as compared to $12.3 million during the three months ended March 31, 2015.

During the three-month period ended March 31, 2016, we received $17.5 million of additional net borrowings on our revolving line of credit. Additionally, during the three months ended March 31, 2016, we paid: (i) $790,000 on mortgages and other notes payable that are non-recourse to us; (ii) $35,000 of financing costs related to the revolving credit facility, and; (iii) $8.6 million of dividends.

During the three-month period ended March 31, 2015, we: (i) received $26.3 million of additional net borrowings on our revolving line of credit, and; (ii) received $1.2 million of net cash from the issuance of shares of beneficial interest (primarily relating to shares issued pursuant to our at-the-market equity issuance program in late December, 2014). Additionally, during the three months ended March 31, 2015, we paid: (i) $5.7 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million third-party mortgage on the Spring Valley Medical Office Building utilizing funds borrowed under our revolving credit facility); (ii) $913,000 of financing costs paid on the new revolving credit facility, and; (iii) $8.4 million of dividends.

Subsequent to the first quarter of 2016, we recommenced our at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately  $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in December, 2015.

There were no shares issued pursuant to the ATM program during the first three months of 2016. Since inception of this ATM program, we have issued 580,900 shares at an average price of $45.97 per share, which generated approximately $25.6 million of net proceeds (net of approximately $1.1 million, consisting of compensation of $667,000 to Merrill Lynch as well as $391,000 of other various fees and expenses). Included in cash received for the issuance of shares of beneficial interest, net, on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015, was approximately $1.1 million received in connection with shares issued in late December, 2014.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2016 and 2015:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $9.1 million and $8.2 million during the three-month periods ended March 31, 2016 and 2015, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization, amortization of debt premium and stock-based compensation, as well as the income in excess of cash distributions from LLCs, are the primary differences between our net income and net cash provided by operating activities during each period.  In addition, as reflected in the cash flows from investing activities section, we received $147,000 during the three months ended March 31, 2016 of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $9.2 million and $8.2 million of net cash during the three months ended March 31, 2016 and 2015, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $8.6 million and $8.4 million during the three months ended March 31, 2016 and 2015, respectively. During the first three months of 2016, the $9.2 million of net cash generated related to the operating activities of our properties was approximately $645,000 greater than the $8.6 million of dividends paid during the first quarter of 2016. During the first three months of 2015, the $8.2 million of net cash generated related to operating activities of our properties was approximately $217,000 less than the $8.4 million of dividends paid during the first quarter of 2015.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2016 and 2015. From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisition/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $185 million revolving credit facility agreement (which has $22.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2016); (ii) the issuance of equity pursuant to an at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2015, we entered into a new $185 million revolving credit agreement (“Credit Agreement”). The Credit Agreement, which will mature in March, 2019, replaced our previous revolving credit facility which was scheduled to mature in July, 2015. The Credit Agreement includes a $50 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2016, we had $159.7 million of outstanding borrowings and $3.0 million of letters of credit outstanding against our revolving credit agreement. We had $22.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2016. At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our revolving credit agreement. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2016
Tangible net worth	$125,000	$171,326
Total leverage	< 60%	46.6%
Secured leverage	< 30%	19.4%
Unencumbered leverage	< 60%	46.2%
Fixed charge coverage	> 1.50x	3.5x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2016, with a combined outstanding balance of $109.5 million, excluding net debt premium of $242,000 and net of net financing fees of $376,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,616	3.69%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,671	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,897	3.19%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan	4,631	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,339	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,312	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,266	3.69%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,320	3.69%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,275	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,793	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,384	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,453	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,179	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,330	5.56%	June, 2025
Total	$109,466
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2016, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2016 totaled $3.0 million consisting of: (i) $1.9 million related to Centennial Hills Medical Properties; (ii) $450,000 related to FTX MOB Phase II, LP, and; (iii) $650,000 related to Banburry Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2016.

Item 4. Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: May 6, 2016	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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