Form 10-Q
period 2016-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2016-08-05
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of common shares of beneficial interest outstanding at July 31, 2016—13,589,035

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and fifteen medical office buildings, including one under construction, and two free-standing emergency departments, that are either wholly or jointly-owned by us, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2016 and 2015

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Base rental - UHS facilities	$4,079	$3,991	$8,160	$7,897
Base rental - Non-related parties	9,030	8,806	17,845	17,675
Bonus rental - UHS facilities	1,193	1,150	2,439	2,368
Tenant reimbursements and other - Non-related parties	1,943	1,894	3,816	3,903
Tenant reimbursements and other - UHS facilities	216	208	427	408
	16,461	16,049	32,687	32,251
Expenses:
Depreciation and amortization	5,543	5,870	10,979	11,393
Advisory fees to UHS	781	693	1,548	1,359
Other operating expenses	4,540	4,738	8,940	9,460
Transaction costs	64	147	146	204
	10,928	11,448	21,613	22,416
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain on property exchange	5,533	4,601	11,074	9,835
Equity in income of unconsolidated LLCs	1,227	673	2,286	1,265
Gain on property exchange	-	8,742	-	8,742
Interest expense, net	(2,237)	(2,012)	(4,409)	(4,142)
Net income	$4,523	$12,004	$8,951	$15,700
Basic earnings per share	$0.34	$0.90	$0.67	$1.18
Diluted earnings per share	$0.34	$0.90	$0.67	$1.18
Weighted average number of shares outstanding - Basic	13,397	13,286	13,352	13,284
Weighted average number of share equivalents	7	10	7	11
Weighted average number of shares and equivalents outstanding - Diluted	13,404	13,296	13,359	13,295

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2016 and 2015

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$4,523	$12,004	$8,951	$15,700
Other comprehensive income/(loss):
Unrealized losses on interest rate caps	(66)	(18)	(68)	(79)
Amortization of interest rate cap fees	23	23	46	46
Total other comprehensive income/(loss):	(43)	5	(22)	(33)
Total comprehensive income	$4,480	$12,009	$8,929	$15,667

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$494,276	$469,933
Accumulated depreciation	(129,482)	(121,161)
	364,794	348,772
Land	46,000	41,724
Net Real Estate Investments	410,794	390,496
Investments in and advances to limited liability companies ("LLCs")	36,871	31,597
Other Assets:
Cash and cash equivalents	4,707	3,894
Base and bonus rent receivable from UHS	2,314	2,116
Rent receivable - other	4,494	4,292
Intangible assets (net of accumulated amortization of $24.6 million and $25.1 million at June 30, 2016 and December 31, 2015, respectively)	20,971	19,757
Deferred charges and other assets, net	7,273	6,351
Total Assets	$487,424	$458,503
Liabilities:
Line of credit borrowings	$167,000	$142,150
Mortgage and other notes payable, non-recourse to us, net	108,500	110,156
Accrued interest	514	504
Accrued expenses and other liabilities	6,787	6,807
Tenant reserves, deposits and prepaid rents	4,437	3,844
Total Liabilities	287,238	263,461
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2016 - 13,588,951; 2015 -13,327,020	136	133
Capital in excess of par value	255,305	241,700
Cumulative net income	564,237	555,286
Cumulative dividends	(619,376)	(601,983)
Accumulated other comprehensive loss	(116)	(94)
Total Equity	200,186	195,042
Total Liabilities and Equity	$487,424	$458,503

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,951	$15,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,027	11,442
Amortization of debt premium	(111)	(111)
Stock-based compensation expense	228	205
Gain on property exchange	—	(8,742)
Income in excess of cash distributions from LLCs	—	(198)
Changes in assets and liabilities:
Rent receivable	(400)	(135)
Accrued expenses and other liabilities	(446)	(294)
Tenant reserves, deposits and prepaid rents	593	371
Accrued interest	10	(63)
Other, net	157	(360)
Net cash provided by operating activities	20,009	17,815
Cash flows from investing activities:
Investments in LLCs	(5,454)	(392)
Repayments of advances made to LLC	421	—
Cash distributions in excess of income from LLCs	104	—
Cash distribution of refinancing proceeds from LLCs	—	1,045
Additions to real estate investments, net	(4,143)	(3,190)
Cash received for property exchange	—	2,000
Net cash paid for acquisition of properties	(27,943)	(16,765)
Cash paid to acquire minority interests in majority-owned LLCs	—	(2,250)
Net cash used in investing activities	(37,015)	(19,552)
Cash flows from financing activities:
Net borrowings on line of credit	24,850	25,525
Repayments of mortgages and other notes payable	(1,596)	(6,559)
Financing costs paid	(307)	(1,000)
Dividends paid	(17,393)	(16,966)
Partial settlement of dividend equivalent rights	(1)	—
Issuance of shares of beneficial interest, net	12,266	1,226
Net cash provided by financing activities	17,819	2,226
Increase in cash and cash equivalents	813	489
Cash and cash equivalents, beginning of period	3,894	3,861
Cash and cash equivalents, end of period	$4,707	$4,350
Supplemental disclosures of cash flow information:
Interest paid	$4,251	$4,084
Property Exchange Transaction:
Net assets acquired in property exchange	$-	$9,886
Net assets relinquished in property exchange	—	(3,144)

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2016, we had investments in five jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 24% and 25% of our consolidated revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 25% of our consolidated revenues for each of the six months ended June 30, 2016 and 2015.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for each of the three and six months ended June 30, 2016 and 2015. In addition, we have seventeen  medical office buildings (“MOBs”), including one currently under construction, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, and include or will include tenants which are subsidiaries of UHS.

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

In June, 2016, three wholly-owned subsidiaries of UHS provided the required notice to us, exercising the 5-year renewal options on the leases related to our acute care hospitals noted in the table below.  The renewals extended the lease terms on these facilities, at existing lease rates, to December, 2021.  The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2021	10	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	UHS has two 5-year renewal options at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and also currently under construction. We have invested $1.5 million in this MOB as of June 30, 2016. The hospital and MOB are both scheduled to be completed and opened during the fourth quarter of 2016.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2016 or 2015 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $781,000 and $693,000 for the three months ended June 30, 2016 and 2015, respectively, and were based upon average invested real estate assets of $446 million and $396 million for the three-month periods ended June 30, 2016 and 2015, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $1.5 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively, and were based upon average invested real estate assets of $442 million and $388 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock.

In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of June 30, 2016 and December 31, 2015, UHS owned 5.8% and 5.9%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 24% and 25% of our consolidated revenues during the three month periods ended June 30, 2016 and 2015, respectively, and comprised approximately 25% of our consolidated revenues during each of the six months ended June 30, 2016 and 2015, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.8 million, or $.65 per share, during the second quarter of 2016 and $8.5 million, or $.64 per share, during the second quarter of 2015.  We declared and paid dividends of $17.4 million, or $1.295 per share, during the six-month period ended June 30, 2016 and $17.0 million, or $1.275 per share, during the six-month period ended June 30, 2015.

Equity Issuance Program:

During the second quarter of 2016, we recommenced our at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately  $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015.

During the second quarter of 2016, there were 249,016 shares issued pursuant to the ATM program at an average price of $55.30 per share, which generated approximately $13.2 million of cash net proceeds or receivables (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses). Since inception of this ATM program, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds or receivables (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses). Included in the net ATM proceeds mentioned above is approximately $1.1 million of net proceeds due to us in connection with shares issued in late June, 2016. The net cash proceeds related to these shares were received by us in early July, 2016.

(4) Acquisitions, Dispositions and New Construction

Six Months Ended June 30, 2016:

Acquisition:

In June, 2016, we purchased the Chandler Corporate Center III located in Chandler, Arizona, for a net purchase price of approximately $18.0 million.  The property, which consists of 82,000 rentable square feet, is currently 92% occupied by one tenant pursuant to the terms of a twelve year escalating triple-net lease, with a ten year fair-market value renewal option that is guaranteed by the tenant. The lease had a remaining lease term of approximately 11.3 years at the time of acquisition.

The aggregate purchase price for this MOB was preliminarily allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets, based on the fair value estimated at acquisition as detailed in the table below. The actual allocation of the total purchase price will be recorded during the third quarter of 2016, subject to a third-party appraisal and will be based upon the fair value at acquisition.  The intangible assets will be amortized over the average remaining lease term of approximately 11.3 years at the time of acquisition.   The estimated allocation is as follows:

Land	$1,980
Buildings and improvements	13,709

Intangible assets	2,344

Net cash paid	$18,033

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

Land	$2,296
Buildings and improvements	6,411
Intangible assets	1,353
Deposit	(150)

Net cash paid	$9,910

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and also currently under construction. We have invested $1.5 million on the development and construction for this MOB as of June 30, 2016. The hospital and MOB are both scheduled to be completed and opened during the fourth quarter of 2016.

Dispositions:

There were no divestitures during the first six months of 2016.

Six Months Ended June 30, 2015:

Property Exchange Transaction:

In May, 2015, in exchange for the real property of Sheffield Medical Building (“Sheffield”), a 73,446 square foot medical office building (“MOB”) located in Atlanta, Georgia, we received $2 million in cash and the real property of two MOBs located in Sandy Springs and Vinings, Georgia, from an unrelated third party. In connection with the two MOBs acquired in this transaction, triple net, master lease agreements applicable to 100% of the combined 36,700 rentable square feet of these properties were executed with the counterparty. These master lease agreements have initial terms of 15 years and provide for 3% annual rent increases. We recorded an $8.7 million gain which is included in our Condensed Consolidated Statements of Income for the three and six-months ended June 30, 2015, representing the difference between recorded net book value of Sheffield and the fair values of the properties exchanged, combined with the cash proceeds received.

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

Dispositions:

There were no divestitures during the first six months of 2015.

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

At June 30, 2016, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of June 30, 2016, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Effective February 1, 2016, we purchased an additional 10% ownership interest in the Arlington Medical Properties, LLC from the third-party minority member, subject to certain agreed upon terms and conditions. Including this additional ownership interest, we currently own 85% of this LLC which is accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2016:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	85%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.7 million outstanding as of June 30, 2016.
(b.)

We have funded $5.2 million in equity as of June 30, 2016 and are committed to invest an additional $623,000. During the fourth quarter of 2015, we advanced this LLC a member loan, the funds of which were utilized to repay its $22.8 million outstanding third-party mortgage loan on its scheduled maturity date.  The terms of the member loan are similar to those in place pursuant to the third-party mortgage loan that was repaid. Additionally, pursuant to the terms and conditions of an agreement executed in February, 2016, we purchased an additional 10% of the ownership interest in this LLC from the existing third-party member for approximately $4.8 million in cash, thereby increasing our ownership interest to 85%.

(c.)

We have funded $2.8 million in equity as of June 30, 2016, and are committed to fund an additional $100,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.6 million outstanding as of June 30, 2016.

(d.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of June 30, 2016. This LLC has a third-party term loan, which is non-recourse to us, of $5.4 million outstanding as of June 30, 2016.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(amounts in thousands)		(amounts in thousands)
Revenues	$3,925	$3,576	$7,661	$7,161
Operating expenses	1,343	1,396	2,696	2,733
Depreciation and amortization	651	574	1,264	1,154
Interest, net	635	632	1,292	1,251
Net income	$1,296	$974	$2,409	$2,023
Our share of net income (a.)	$1,227	$673	$2,286	$1,265

(a.)

Our share of net income for the three and six months ended June 30, 2016 includes approximately $293,000 and $589,000, respectively, of interest income earned by us on an advance made to Arlington Medical Properties, LLC (advance balance payable to us is approximately $22.1 million as of June 30, 2016). There were no advances outstanding during the first six months of 2015, therefore there was no interest income earned by us for the three and six months ended June 30, 2015. Also, as mentioned above, effective February 1, 2016, we purchased an additional 10% of the ownership interest in Arlington Medical Properties, LLC thereby increasing our ownership interest to 85%, from 75% previously.

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs in which we hold noncontrolling ownership interests and that were accounted for under the equity method as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(amounts in thousands)
Net property, including CIP	$61,948	$61,668
Other assets	5,439	5,264
Total assets	$67,387	$66,932

Liabilities	$2,971	$2,538
Mortgage notes payable, non-recourse to us	28,629	28,895
Advances payable to us	22,069	22,489
Equity	13,718	13,010
Total liabilities and equity	$67,387	$66,932

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs (a.)	$14,802	$9,108
Advances to LLCs	22,069	22,489
Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	36,871	31,597
Amounts included in accrued expenses and other liabilities	(1,448)	(1,105)
Our share of equity in and advances to LLCs, net	$35,423	$30,492

(a.)

As mentioned above, effective February 1, 2016, we purchased an additional 10% of the ownership interest in Arlington Medical Properties, LLC thereby increasing our ownership interest to 85%, from 75% in 2015.

As of June 30, 2016, and December 31, 2015, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2016	12/31/2015	Maturity Date
FTX MOB Phase II	$5,364	$5,427	August, 2017
Grayson Properties	14,554	14,670	September, 2021
Brunswick Associates	8,711	8,798	December, 2024
	$28,629	$28,895

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(7) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At June 30, 2016, we had $167.0 million of outstanding borrowings and $3.0 million of letters of credit outstanding under our Credit Agreement. We had $80.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2016. At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our r Credit Agreement. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2016
Tangible net worth	$125,000	$179,215
Total leverage	< 60%	46.2%
Secured leverage	< 30%	18.5%
Unencumbered leverage	< 60%	45.7%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2016, with a combined outstanding balance of $108.7 million, excluding net debt premium of $188,000 and net of net financing fees of $348,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,538	3.72%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,553	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,840	3.21%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,600	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,257	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,276	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,191	3.72%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,290	3.72%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,233	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,770	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,339	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,408	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,146	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,219	5.56%	June, 2025
Total	$108,660

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $111 million as of June 30, 2016. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2015, we had fourteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fourteen mortgages was $110.3 million (excluding net debt premium of $298,000 and net of net financing fees of $398,000), and had a combined fair value of approximately $112.4 million.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through June 30, 2016, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire in January, 2017.  During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap becomes effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of June 30, 2016, we have sixty-four real estate investments located in nineteen states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty-one medical/office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;
•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (which are scheduled to expire in December, 2021) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions—UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of June 30, 2016 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 24% and 25% of our consolidated revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 25% of our consolidated revenues for each of the six months ended June 30, 2016 and 2015.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for each of the three and six months ended June 30, 2016 and 2015. In addition, seventeen MOBs and FEDs, that are either wholly or jointly-owned by UHT, include or will include tenants which are subsidiaries of UHS.

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

In June, 2016, three wholly-owned subsidiaries of UHS provided the required notice to us, exercising the 5-year renewal options on the leases related to our acute care hospitals (McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System, Inland Valley Campus).  The renewals extended the lease terms on these facilities, at existing lease rates, to December, 2021.   Please see Footnote 2, “Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions” for additional information.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

During the three-month period ended June 30, 2016, net income decreased $7.5 million to $4.5 million, as compared to $12.0 million during the second quarter of 2015.  The net decrease was primarily attributable to:

•	an $8.7 million decrease due to the gain on property exchange recorded during the second quarter of 2015;
•

a decrease caused by an increase in interest expense due primarily to higher average outstanding borrowings (due in part to the acquisitions during the first and second quarters of 2016, as discussed herein);

•	an increase due to increased net income generated at various properties, and;
•

increased net income resulting from lower cost of borrowings related to a previously outstanding third-party mortgage of an unconsolidated LLC which was repaid during the fourth quarter of 2015 utilizing funds borrowed under our revolving credit facility which were advanced to the LLC in the form of a member loan.

During the six-month period ended June 30, 2016, net income decreased $6.7 million to $9.0 million, as compared to $15.7 million during the first six months of 2015.  The net decrease was primarily attributable to:

•	an $8.7 million decrease due to the gain on property exchange recorded during the first six months of 2015;
•	a decrease caused by the above-mentioned increase in interest expense;
•

an increase due to increased net income generated at various properties, including the favorable impact resulting from the property-exchange transaction completed during the second quarter of 2015, and;

•

increased net income resulting from the above-mentioned repayment during the fourth quarter of 2015 of a previously outstanding third-party mortgage of an unconsolidated LLC utilizing funds borrowed under our revolving credit facility.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.1 million and $4.3 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $8.0 million and $8.7 million for the six month periods ended June 30, 2016 and 2015, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,523	$12,004	$8,951	$15,700
Depreciation and amortization expense on consolidated investments	5,435	5,778	10,768	11,188
Depreciation and amortization expense on unconsolidated affiliates	465	418	915	828
Gain on property exchange	-	(8,742)	-	(8,742)
Funds From Operations	$10,423	$9,458	$20,634	$18,974
Weighted average number of shares and equivalents outstanding - Diluted	13,404	13,296	13,359	13,295
Funds From Operations per diluted share	$0.78	$0.71	$1.54	$1.43

Our FFO increased 10% to $10.4 million, or $.78 per diluted share, during the three-month period ended June 30, 2016, as compared to $9.5 million, or $.71 per diluted share, during the comparable quarter of 2015.  Our FFO increased 8% to $20.6 million, or $1.54 per diluted share, during the six-month period ended June 30, 2016, as compared to $19.0 million, or $1.43 per diluted share during the comparable period of 2015.

The $965,000 increase in FFO during the second quarter of 2016, as compared to the second quarter of 2015, was attributable to:  (i) the $7.5 million decrease in net income, as discussed above, offset by; (ii) the $8.7 million gain recorded during the second quarter of 2015, which was deducted for FFO purposes, less; (iii) $296,000 net decrease in the add back of depreciation and amortization expense incurred at our properties on a consolidated and unconsolidated basis.  The $1.7 million increase in FFO during the six-month period ended June 30, 2016, as compared to the comparable period of 2015, was attributable to: (i) the $6.7 million decrease in net income, as discussed above, offset by; (ii) the $8.7 million gain recorded during the second quarter of 2015, which was deducted for FFO purposes, less; (iii)  $333,000 net decrease in the add back of depreciation and amortization expense incurred at our properties on a consolidated and unconsolidated basis.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $20.0 million during the six-month period ended June 30, 2016 as compared to $17.8 million during the comparable period of 2015. The $2.2 million net increase was attributable to:

•

a favorable change of $1.8 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, gain on property exchange, and income in excess of cash distributions from LLCs), as discussed above in Results of Operations, and;

•	other combined net favorable changes of $395,000.

Net cash used in investing activities

Net cash used in investing activities was $37.0 million during the six months ended June 30, 2016 as compared to $19.6 million during the six months ended June 30, 2015.

During the six-month period ended June 30, 2016, we funded: (i) $5.5 million in equity investments in various unconsolidated LLCs, including $4.8 million to purchase an additional 10% equity interest in the Arlington Medical Plaza LLC, as discussed above; (ii) $4.1 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs as well as construction in progress costs for the Henderson MOB as, discussed above, and; (iii) $27.9 million to acquire the real estate assets of two properties, as discussed above.  In addition, during the six-month period ended June 30, 2016, we received: (i) $421,000 of installment repayments of an outstanding member loan advanced to an unconsolidated LLC, and; (ii) $104,000 of cash distributions in excess of income received from our unconsolidated LLCs.

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

Net cash provided by financing activities

Net cash provided by financing activities was $17.8 million during the six months ended June 30, 2016, as compared to $2.2 million during the six months ended June 30, 2015.

During the six-month period ended June 30, 2016, we: (i) received $24.9 million of additional net borrowings on our revolving line of credit, and; (ii) received $12.3 million of net cash from the issuance of shares of beneficial interest (as discussed below). Additionally, during the six months ended June 30, 2016, we paid: (i) $1.6 million on mortgages and other notes payable that are non-recourse to us; (ii) $307,000 of financing costs paid related to the amendment of our revolving credit facility, and; (iii) $17.4 million of dividends.

During the six-month period ended June 30, 2015, we: (i) received $25.5 million of additional net borrowings on our revolving line of credit, and; (ii) received $1.2 million of net cash from the issuance of shares of beneficial interest in late December, 2014, (as discussed below). Additionally, during the six months ended June 30, 2015, we paid: (i) $6.5 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million outstanding mortgage on the Spring Valley Medical Office Building utilizing funds borrowed under our revolving credit facility); (ii) $1 million of financing costs paid on the revolving credit facility, and; (iii) $17.0 million of dividends.

During the second quarter of 2016, we recommenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015.

During the second quarter of 2016, pursuant to the ATM Program, we issued 249,016 shares at an average price of $55.30 per share which generated approximately $13.2 million of net cash proceeds or receivables (net of approximately $558,000, consisting of compensation of approximately $344,000 to Merrill Lynch as well as $214,000 of other various fees and expenses).  Included in the $13.2 million of net cash proceeds is approximately $1.1 million of net cash proceeds (net of approximately $28,000 of compensation to Merrill Lynch) related to shares issued in late June, 2016 which were received by us in July, 2016.  Since inception of the program through June, 2016, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds or receivables (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses), including the $1.1 million of net cash proceeds received in July, 2016, as discussed above.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2016 and 2015:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $20.0 million and $17.8 million during the six-month periods ended June 30, 2016 and 2015, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization, amortization of debt premium, stock-based compensation, the gain recorded during the first six months of 2015, as well as the income in excess of cash distributions from LLCs are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $104,000 during the six months ended June 30, 2016, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $20.1 million and $17.8 million of net cash during the six months ended June 30, 2016 and 2015, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $17.4 million and $17.0 million during the six months ended June 30, 2016 and 2015, respectively. During the first six months of 2016, the $20.1 million of net cash generated related to the operating activities of our properties was approximately $2.7 million greater than the $17.4 million of dividends paid during the six-month period. During the first six months of 2015, the $17.8 million of net cash generated related to the operating activities of our properties was approximately $800,000 greater than the $17.0 million of dividends paid during the six-month period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2016 and 2015.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity.  Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $250 million revolving credit facility agreement (which has $80.0 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of June 30, 2016); (ii) the issuance of equity pursuant to an ATM equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage and construction loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-course mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At June 30, 2016, we had $167.0 million of outstanding borrowings and $3.0 million of letters of credit outstanding under our Credit Agreement. We had $80.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2016. At December 31, 2015, we had $142.2 million of outstanding borrowings and $3.5 million of letters of credit outstanding against our Credit Agreement. We had $39.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2015.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2016
Tangible net worth	$125,000	$179,215
Total leverage	< 60%	46.2%
Secured leverage	< 30%	18.5%
Unencumbered leverage	< 60%	45.7%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2016, with a combined outstanding balance of $108.7 million, excluding net debt premium of $188,000 and net of net financing fees of $348,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,538	3.72%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,553	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,840	3.21%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,600	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan	11,257	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,276	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,191	3.72%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,290	3.72%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,233	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,770	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,339	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,408	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,146	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,219	5.56%	June, 2025
Total	$108,660
(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

Off Balance Sheet Arrangements

As of June 30, 2016, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2016 totaled $3.0 million consisting of: (i) $1.9 million related to Centennial Hills Medical Properties; (ii) $380,000 related to FTX MOB Phase II, LP, and; (iii) $650,000 related to Banburry Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2016.

Item 4. Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first six months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2016	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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