Form 10-Q
period 2016-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2016-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of common shares of beneficial interest outstanding at October 31, 2016—13,598,144

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Part I, Item 1.—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and seventeen medical office buildings, including one under construction, or free-standing emergency departments, that are either wholly or jointly-owned by us, include or will include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Base rental - UHS facilities	$4,066	$4,019	$12,226	$11,916
Base rental - Non-related parties	9,273	8,763	27,118	26,438
Bonus rental - UHS facilities	1,118	1,085	3,557	3,453
Tenant reimbursements and other - Non-related parties	2,168	1,620	5,984	5,523
Tenant reimbursements and other - UHS facilities	176	199	603	607
	16,801	15,686	49,488	47,937
Expenses:
Depreciation and amortization	5,893	5,424	16,872	16,817
Advisory fees to UHS	832	708	2,380	2,067
Other operating expenses	4,663	4,461	13,603	13,921
Transaction costs	331	-	477	204
	11,719	10,593	33,332	33,009
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain	5,082	5,093	16,156	14,928
Equity in income of unconsolidated LLCs	1,110	561	3,396	1,826
Gain on property exchange	-	-	-	8,742
Interest expense, net	(2,374)	(2,015)	(6,783)	(6,157)
Net income	$3,818	$3,639	$12,769	$19,339
Basic earnings per share	$0.28	$0.27	$0.95	$1.46
Diluted earnings per share	$0.28	$0.27	$0.95	$1.45

Weighted average number of shares outstanding - Basic	13,575	13,298	13,426	13,289
Weighted average number of share equivalents	-	4	5	8
Weighted average number of shares and equivalents outstanding - Diluted	13,575	13,302	13,431	13,297

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$3,818	$3,639	$12,769	$19,339
Other comprehensive income/(loss):
Unrealized losses on interest rate caps	(7)	(15)	(75)	(94)
Amortization of interest rate cap fees	23	23	69	69
Total other comprehensive income/(loss):	16	8	(6)	(25)
Total comprehensive income	$3,834	$3,647	$12,763	$19,314

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$517,726	$469,933
Accumulated depreciation	(133,929)	(121,161)
	383,797	348,772
Land	48,615	41,724
Net Real Estate Investments	432,412	390,496
Investments in and advances to limited liability companies ("LLCs")	36,765	31,597
Other Assets:
Cash and cash equivalents	3,982	3,894
Base and bonus rent receivable from UHS	2,256	2,116
Rent receivable - other	4,649	4,292
Intangible assets (net of accumulated amortization of $25.8 million and $25.1 million at September 30, 2016 and December 31, 2015, respectively)	23,014	19,757
Deferred charges and other assets, net	7,311	6,351
Total Assets	$510,389	$458,503
Liabilities:
Line of credit borrowings	$192,250	$142,150
Mortgage notes payable, non-recourse to us, net	107,660	110,156
Accrued interest	551	504
Accrued expenses and other liabilities	10,037	6,807
Tenant reserves, deposits and prepaid rents	4,548	3,844
Total Liabilities	315,046	263,461
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2016 - 13,598,082; 2015 - 13,327,020	136	133
Capital in excess of par value	255,466	241,700
Cumulative net income	568,055	555,286
Cumulative dividends	(628,214)	(601,983)
Accumulated other comprehensive loss	(100)	(94)
Total Equity	195,343	195,042
Total Liabilities and Equity	$510,389	$458,503

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,769	$19,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,920	16,884
Amortization of debt premium	(166)	(169)
Stock-based compensation expense	354	316
Gain on property exchange	—	(8,742)
Changes in assets and liabilities:
Rent receivable	(497)	(311)
Accrued expenses and other liabilities	203	(278)
Tenant reserves, deposits and prepaid rents	604	869
Accrued interest	47	(75)
Other, net	(482)	(533)
Net cash provided by operating activities	29,752	27,300
Cash flows from investing activities:
Investments in LLCs	(5,454)	(418)
Repayments of advances made to LLC	634	—
Cash distributions in excess of income from LLCs	318	168
Cash distribution of refinancing proceeds from LLCs	—	1,045
Additions to real estate investments, net	(7,104)	(3,667)
Cash received for property exchange	—	2,000
Deposit on real estate assets	(420)	—
Net cash paid for acquisition of properties	(52,193)	(16,765)
Cash paid to acquire minority interests in majority-owned LLCs	—	(2,250)
Net cash used in investing activities	(64,219)	(19,887)
Cash flows from financing activities:
Net borrowings on line of credit	50,100	24,600
Repayments of mortgages and other notes payable	(2,407)	(7,383)
Financing costs paid	(307)	(1,000)
Dividends paid	(26,231)	(25,494)
Partial settlement of dividend equivalent rights	(30)	(17)
Issuance of shares of beneficial interest, net	13,430	1,671
Net cash provided by (used in) financing activities	34,555	(7,623)
Increase/(decrease) in cash and cash equivalents	88	(210)
Cash and cash equivalents, beginning of period	3,894	3,861
Cash and cash equivalents, end of period	$3,982	$3,651
Supplemental disclosures of cash flow information:
Interest paid	$6,491	$6,052
Property Exchange Transaction:
Net assets acquired in property exchange	$—	$9,886
Net assets relinquished in property exchange	—	(3,144)

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September  30, 2016. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2016, we had investments in five jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 23% and 25% of our consolidated revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 24% and 25% of our consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and approximately 20% of the combined consolidated and unconsolidated revenue for each of the nine months ended September 30, 2016 and 2015. In addition, we have seventeen medical office buildings (“MOBs”), including one currently under construction, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, and include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The leases related to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two ten-year renewal options at the Lessee’s option at an adjusting lease rate. We have invested $4.6 million in this MOB as of September 30, 2016. The MOB is scheduled to be completed and opened during the first quarter of 2017.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2016 or 2015 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $832,000 and $708,000 for the three months ended September 30, 2016 and 2015, respectively, and were based upon average invested real estate assets of $475 million and $405 million for the three-month periods ended September 30, 2016 and 2015, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $2.4 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively, and were based upon average invested real estate assets of $453 million and $394 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of September 30, 2016 and December 31, 2015, UHS owned 5.8% and 5.9%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 23% and 25% of our consolidated revenues during the three month periods ended September 30, 2016 and 2015, respectively, and comprised approximately 24% and 25% of our consolidated revenues during the nine months ended September 30, 2016 and 2015, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.8 million, or $.65 per share, during the third quarter of 2016 and $8.5 million, or $.64 per share, during the third quarter of 2015.  We declared and paid dividends of $26.2 million, or $1.945 per share, during the nine-month period ended September 30, 2016 and $25.5 million, or $1.915 per share, during the nine-month period ended September 30, 2015.

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

Pursuant to the ATM Program, during the first nine months of 2016, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of cash net proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses). Since inception of this ATM program, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses).

(4) Acquisitions, Dispositions and New Construction

Nine Months Ended September 30, 2016:

Acquisition:

During the nine months ended September 30, 2016, we spent $52.2 million to:

•

purchase the Frederick Memorial Hospital Crestwood, an MOB located in Frederick, Maryland, during the third quarter for approximately $24.3 million.  The property, which consists of approximately 62,300 rentable square feet, is fully occupied pursuant to the terms of triple-net leases with an average remaining lease term of approximately twelve years at the time of acquisition.

•

purchase the Chandler Corporate Center III located in Chandler, Arizona, during the second quarter for approximately $18.0 million.  The property, which consists of 82,000 rentable square feet, is currently 92% occupied by one tenant pursuant to the terms of a twelve year escalating triple-net lease, with a ten year fair-market value renewal option. The lease had a remaining lease term of approximately 11.3 years at the time of acquisition.

•

purchase the Madison Professional Office Building located in Madison, Alabama, during the first quarter for approximately $10.1 million (including $150,000 deposit made in 2015). This multi-tenant property consists of approximately 30,100 rentable square feet and is fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair value estimated or finalized at acquisition as detailed in the table below. Final allocations of the total purchase price for allocations currently estimated will be recorded during the fourth quarter of 2016, pursuant to a third-party appraisal and will be based upon the fair value at acquisition.  While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of acquisition.  Previous reported estimated purchase price allocations that have been finalized in the third quarter did not have a material impact on our consolidated financial statements The intangible assets include the value of in-place leases at the properties at the time of acquisition as well as the above market lease values. The value of the in-place leases will be amortized over the average remaining lease terms of approximately 6 to 12 years at the time of acquisition.  The above/below market leases, which are reflected below as intangible assets/below-market intangibles will be amortized over the remaining term of the respective leases. The estimated aggregate allocation is as follows:

Land	$6,891
Buildings and improvements	39,647
Intangible assets	7,094
Below-market intangibles	(1,289)
Deposit………………………………………………………………………………………..	(150)

Net cash paid	$52,193

For these properties acquired during 2016, we recorded aggregate net revenue of approximately $723,000 and $1.1 million during the three and nine month periods ended September 30, 2016, respectively, since the date of acquisition. The aggregate net losses generated by these properties since the date of acquisition, including the cost of borrowings and advisory fee expenses was approximately $47,000 and $134,000 during the three and nine month periods ended September 30, 2016, respectively.

Assuming the 2016 acquisitions occurred on January 1, 2015, our pro forma net revenues for the three and nine months ended September 30, 2015, would have been approximately $16.4 million and $50.1 million, respectively, and our pro forma net income for the three and nine months ended September 30, 2015, would have been approximately $3.4 million, or $.25 per diluted share, and $18.7 million, or $1.40 per diluted share, respectively.  The Chandler Corporate Center III was not operational during the first nine months of 2015.  Assuming these acquisitions occurred on January 1, 2016, our pro forma net revenues for the three and nine months ended September 30, 2016, would have been approximately $17.2 million and $51.7 million, respectively, and the aggregate effect on our net income for the three and nine months ended September 30, 2016 was not material.

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two ten-year renewal options at the Lessee’s option at an adjusting lease rate. We have invested $4.6 million on the development and construction for this MOB as of September 30, 2016. The MOB is scheduled to be completed and opened during the first quarter of 2017.

Dispositions:

There were no divestitures during the first nine months of 2016.

Nine Months Ended September 30, 2015:

Property Exchange Transaction:

In May, 2015, in exchange for the real property of Sheffield Medical Building (“Sheffield”), a 73,446 square foot medical office building (“MOB”) located in Atlanta, Georgia, we received $2 million in cash and the real property of two MOBs located in Sandy Springs and Vinings, Georgia, from an unrelated third party. In connection with the two MOBs acquired in this transaction, triple net, master lease agreements applicable to 100% of the combined 36,700 rentable square feet of these properties were executed with the counterparty. These master lease agreements have initial terms of 15 years and provide for 3% annual rent increases. We recorded an $8.7 million gain which is included in our Condensed Consolidated Statements of Income for the nine-month period ended September 30, 2015, representing the difference between recorded net book value of Sheffield and the fair values of the properties exchanged, combined with the cash proceeds received.

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

Dispositions:

There were no divestitures during the first nine months of 2015.

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

At September 30, 2016, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of September 30, 2016, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Effective February 1, 2016, we purchased an additional 10% ownership interest in the Arlington Medical Properties, LLC from the third-party minority member, subject to certain agreed upon terms and conditions. Including this additional ownership interest, we currently own 85% of this LLC which is accounted for on an unconsolidated basis pursuant to the equity method.

The following property table represents the five LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2016:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	85%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.7 million outstanding as of September 30, 2016.
(b.)

We have funded $5.2 million in equity as of September 30, 2016 and are committed to invest an additional $623,000. During the fourth quarter of 2015, we advanced this LLC a member loan, the funds of which were utilized to repay its $22.8 million outstanding third-party mortgage loan on its scheduled maturity date.  The terms of the member loan are similar to those in place pursuant to the third-party mortgage loan that was repaid. Additionally, pursuant to the terms and conditions of an agreement executed in February, 2016, we purchased an additional 10% of the ownership interest in this LLC from the existing third-party member for approximately $4.8 million in cash, thereby increasing our ownership interest to 85%.

(c.)

We have funded $2.8 million in equity as of September 30, 2016, and are committed to fund an additional $100,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.5 million outstanding as of September 30, 2016.

(d.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of September 30, 2016. This LLC has a third-party term loan, which is non-recourse to us, of $5.3 million outstanding as of September 30, 2016.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method at September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(amounts in thousands)		(amounts in thousands)
Revenues	$3,776	$3,638	$11,437	$10,799
Operating expenses	1,329	1,461	4,025	4,194
Depreciation and amortization	646	634	1,910	1,788
Interest, net	636	656	1,928	1,907
Net income	$1,165	$887	$3,574	$2,910
Our share of net income (a.)	$1,110	$561	$3,396	$1,826

(a.)

Our share of net income for the three and nine months ended September 30, 2016 includes approximately $291,000 and $880,000, respectively, of interest income earned by us on an advance made to Arlington Medical Properties, LLC (advance balance payable to us is approximately $21.8 million as of September 30, 2016). There were no advances outstanding during the first nine months of 2015, therefore there was no interest income earned by us for the three and nine months ended September 30, 2015. Also, as mentioned above, effective February 1, 2016, we purchased an additional 10% of the ownership interest in Arlington Medical Properties, LLC thereby increasing our ownership interest to 85%, from 75% previously.

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs in which we hold noncontrolling ownership interests and that were accounted for under the equity method as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(amounts in thousands)
Net property, including CIP	$61,317	$61,668
Other assets	5,343	5,264
Total assets	$66,660	$66,932

Liabilities	$2,832	$2,538
Mortgage notes payable, non-recourse to us	28,497	28,895
Advances payable to us	21,855	22,489
Equity	13,476	13,010
Total liabilities and equity	$66,660	$66,932

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$14,910	$9,108
Advances to LLCs	21,855	22,489
Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	36,765	31,597
Amounts included in accrued expenses and other liabilities	(1,771)	(1,105)
Our share of equity in and advances to LLCs, net	$34,994	$30,492

As of September 30, 2016, and December 31, 2015, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2016	12/31/2015	Maturity Date
FTX MOB Phase II	$5,333	$5,427	August, 2017
Grayson Properties	14,496	14,670	September, 2021
Brunswick Associates	8,668	8,798	December, 2024
	$28,497	$28,895

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(6) Recent Accounting Pronouncements

In August, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows with the intent to alleviate diversity in practice for classifying various types of cash flows.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of this ASU on our statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

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

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

(7) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2016, we had $192.3 million of outstanding borrowings and $2.7 million of letters of credit outstanding under our Credit Agreement. We had $55.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2016.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2016
Tangible net worth	$125,000	$172,329
Total leverage	< 60%	47.8%
Secured leverage	< 30%	17.6%
Unencumbered leverage	< 60%	48.7%
Fixed charge coverage	> 1.50x	3.7x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2016, with a combined outstanding balance of $107.8 million, excluding net debt premium of $132,000 and net of net financing fees of $321,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,462	3.77%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,434	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,783	3.27%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,568	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,175	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,239	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,116	3.77%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,260	3.77%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,190	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,746	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,294	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,362	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,114	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,106	5.56%	June, 2025
Total	$107,849

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $110 million as of September 30, 2016. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2015, we had fourteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fourteen mortgages was $110.3 million (excluding net debt premium of $298,000 and net of net financing fees of $398,000), and had a combined fair value of approximately $112 million.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through September 30, 2016, no payments have been made to us by the counterparties pursuant to the terms of these caps which expire in January, 2017.

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap becomes effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps and expires in March, 2019.  During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of September 30, 2016, we have sixty-five real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty-two medical/office buildings, including five owned by unconsolidated limited liability companies (“LLCs”), and;
•	four pre-school and childcare centers.

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

Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions—UHS is our principal tenant and through UHS of Delaware, Inc., a wholly owned subsidiary of UHS, serves as our advisor (the “Advisor”) under an Advisory Agreement dated December 24, 1986 between the Advisor and us (the “Advisory Agreement”). Our officers are all employees of UHS (through UHS of Delaware, Inc.) and although as of September 30, 2016 we had no salaried employees, our officers do receive stock-based compensation from time-to-time.

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

The combined revenues generated from the leases on the UHS hospital facilities comprised approximately 23% and 25% of our consolidated revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 24% and 25% of our consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and approximately 20% of the combined consolidated and unconsolidated revenue for each of the nine months ended September 30, 2016 and 2015. In addition, seventeen MOBs, including one currently under construction, and FEDs, that are either wholly or jointly-owned by UHT, include or will include tenants which are subsidiaries of UHS.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended during 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.  The leases related to the hospital facilities of UHS are guaranteed by UHS and cross-defaulted with one another.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

For additional disclosure related to our relationship with UHS, please refer to Note 2 to the condensed consolidated financial statements, Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions.

Results of Operations

During the three-month period ended September 30, 2016, net income increased to $3.8 million, as compared to $3.6 million during the third quarter of 2015.  The $179,000 net increase was attributable to $510,000 of combined favorable changes partially offset by the $331,000 of transaction costs incurred during the third quarter of 2016.

During the nine-month period ended September 30, 2016, net income decreased $6.6 million to $12.8 million, as compared to $19.3 million during the first nine months of 2015.  The net decrease was primarily attributable to:

•	an $8.7 million decrease due to the gain on property exchange recorded during the first nine months of 2015;
•	a decrease caused by increased transaction costs;
•	a decrease caused by an increase in interest expense due in part to the borrowings utilized to finance the acquisitions in 2016;

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

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.1 million and $3.9 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $12.1 million and $12.6 million for the nine-month periods ended September 30, 2016 and 2015, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,818	$3,639	$12,769	$19,339
Depreciation and amortization expense on consolidated investments	5,781	5,332	16,549	16,520
Depreciation and amortization expense on unconsolidated affiliates	463	433	1,378	1,261
Gain on property exchange	-	-	-	(8,742)
Funds From Operations	$10,062	$9,404	$30,696	$28,378
Weighted average number of shares and equivalents outstanding - Diluted	13,575	13,302	13,431	13,297
Funds From Operations per diluted share	$0.74	$0.71	$2.29	$2.13

Our FFO increased to $10.1 million during the three-month period ended September 30, 2016, as compared to $9.4 million during the comparable quarter of 2015.  The $658,000 increase in FFO during the third quarter of 2016, as compared to the third quarter of 2015, was attributable to:  (i) a $179,000 increase in net income, as discussed above, plus,; (ii) $479,000 net increase in the add back of depreciation and amortization expense incurred at our properties on a consolidated and unconsolidated basis.

Our FFO increased to $30.7 million during the nine-month period ended September 30, 2016, as compared to $28.4 million during the comparable period of 2015. The $2.3 million increase in FFO during the nine-month period ended September 30, 2016, as compared to the comparable period of 2015, was attributable to: (i) a $6.6 million decrease in net income, as discussed above, offset by; (ii) the $8.7 million gain recorded during the second quarter of 2015, which was deducted for FFO purposes, less; (iii)  $146,000 net increase in the add back of depreciation and amortization expense incurred at our properties on a consolidated and unconsolidated basis.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $29.8 million during the nine-month period ended September 30, 2016 as compared to $27.3 million during the comparable period of 2015. The $2.5 million net increase was attributable to:

•

a favorable change of $2.2 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation and gain on property exchange), as discussed above in Results of Operations, and;

•	other combined net favorable changes of $266,000.

Net cash used in investing activities

Net cash used in investing activities was $64.2 million during the nine months ended September 30, 2016 as compared to $19.9 million during the nine months ended September 30, 2015.

During the nine-month period ended September 30, 2016, we funded: (i) $5.5 million in equity investments in various unconsolidated LLCs, including $4.8 million to purchase an additional 10% equity interest in the Arlington Medical Plaza LLC, as discussed above; (ii) $7.1 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs as well as construction in progress costs for the Henderson Medical Plaza MOB, as discussed above; (iii) $420,000 consisting of a deposit on real estate assets, and; (iv) $52.2 million to acquire the real estate assets of three properties, as discussed above.  In addition, during the nine-month period ended September 30, 2016, we received: (i) $634,000 of installment repayments of an outstanding member loan advanced to an unconsolidated LLC, and; (ii) $318,000 of cash distributions in excess of income received from our unconsolidated LLCs.

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

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $34.6 million during the nine months ended September 30, 2016, as compared to $7.6 million of net cash used in financing activities during the nine months ended September 30, 2015.

During the nine-month period ended September 30, 2016, we: (i) received $50.1 million of additional net borrowings on our revolving line of credit, and; (ii) received $13.4 million of net cash from the issuance of shares of beneficial interest (as discussed below). Additionally, during the nine months ended September 30, 2016, we paid: (i) $2.4 million on mortgages and other notes payable that are non-recourse to us; (ii) $307,000 of financing costs paid related to the amendment of our revolving credit facility; (iii) $26.2 million of dividends, and (iv) $30,000 of partial settlements of dividend equivalent rights.

During the nine-month period ended September 30, 2015, we: (i) received $24.6 million of additional net borrowings on our revolving line of credit, and; (ii) received $1.7 million of net cash from the issuance of shares of beneficial interest ($1.1 million relates to shares issued in late December, 2014, as discussed below). Additionally, during the nine months ended September 30, 2015, we paid: (i) $7.4 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million outstanding mortgage on the Spring Valley Medical Office Building utilizing funds borrowed under our revolving credit facility); (ii) $1.0 million of financing costs paid on the revolving credit facility; (iii) $25.5 million of dividends, and (iv) $17,000 of partial settlements of dividend equivalent rights.

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

During the first nine months of 2016, pursuant to the ATM Program, we issued 249,016 shares at an average price of $55.30 per share (all of which were issued during the second quarter) which generated approximately $13.2 million of net cash proceeds (net of approximately $558,000, consisting of compensation of approximately $344,000 to Merrill Lynch as well as $214,000 of other various fees and expenses).  As of September 30, 2016, we had approximately $9.5 million of gross proceeds still available for issuance under the program.  Since inception of the program through September, 2016, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses). We have, and intend, to use the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2016 and 2015:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $29.8 million and $27.3 million during the nine-month periods ended September 30, 2016 and 2015, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization, amortization of debt premium, stock-based compensation and the gain recorded during the first nine months of 2015 are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $318,000 and $168,000 during the nine- month periods ended September 30, 2016 and 2015, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We generated $30.1 million and $27.5 million of net cash during the nine months ended September 30, 2016 and 2015, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $26.2 million and $25.5 million during the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016, the $30.1 million of net cash generated related to the operating activities of our properties was approximately $3.8 million greater than the $26.2 million of dividends paid during the nine-month period. During the first nine months of 2015, the $27.5 million of net cash generated related to the operating activities of our properties was approximately $2.0 million greater than the $25.5 million of dividends paid during the nine-month period.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2016 and 2015.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity.  Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $250 million revolving credit facility agreement (which has $55.0 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2016); (ii) the issuance of equity pursuant to an ATM equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our LLCs, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit facility borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2016, we had $192.3 million of outstanding borrowings and $2.7 million of letters of credit outstanding under our Credit Agreement. We had $55.0 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2016.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2016
Tangible net worth	$125,000	$172,329
Total leverage	< 60%	47.8%
Secured leverage	< 30%	17.6%
Unencumbered leverage	< 60%	48.7%
Fixed charge coverage	> 1.50x	3.7x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2016, with a combined outstanding balance of $107.8 million, excluding net debt premium of $132,000 and net of net financing fees of $321,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,462	3.77%	December, 2016
Peace Health fixed rate mortgage loan (b.)	20,434	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,783	3.27%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,568	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,175	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	6,239	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,116	3.77%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,260	3.77%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,190	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,746	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,294	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,362	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,114	3.62%	January, 2023
Tuscan Professional Building fixed rate mortgage loan	5,106	5.56%	June, 2025
Total	$107,849
(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

Off Balance Sheet Arrangements

As of September 30, 2016, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2016 totaled $2.7 million consisting of: (i) $1.7 million related to Centennial Hills Medical Properties; (ii) $380,000 related to FTX MOB Phase II, LP, and; (iii) $650,000 related to Banburry Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2016.

Item 4. Controls and Procedures

As of September 30, 2016, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2016	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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