Form 10-K
period 2016-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2017-02-28
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2016: $721,622,979 (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2017: 13,599,104

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2016 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2016. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities and seventeen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us, have leases with subsidiaries of UHS and/or include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of February 28, 2017, we have sixty-seven real estate investments located in twenty states in the United States consisting of: (i) six hospital facilities including three acute care, one rehabilitation and two sub-acute; (ii) fifty-four MOBs; (iii) three free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2016. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 28, 2017, we have investments in sixty-seven facilities, located in twenty states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	HealthSouth Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Buildings at Kings Crossing(B)
Building A	Kingwood, TX	MOB	100%	—
Building B	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
St, Matthews Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center(B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Medical Center of Western Connecticut(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
St. Mary’s Professional Office Building(C)	Reno, NV	MOB	85%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center(E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
3811 E. Bell(E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(H)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek(E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)(K)	Mechanicsville, VA	FED	100%	—
Weslaco Free-standing Emergency Department(A)(L)	Weslaco, TX	FED	100%	—
Mission Free-standing Emergency Department(A)(L)	Mission, TX	FED	100%	—
Haas Medical Office Park(E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)(M)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center (E)M)	Vinings, GA	MOB	100%	—
Madison Professional Office Building (E)(I)	Madison, AL	MOB	100%	—
Chandler Corporate Center III (E)(N)	Chandler, AZ	MOB	100%	—

Frederick Crestwood MOB (E)(O)	Frederick, MD	MOB	100%	—
2704 North Tenaya Way (E)(P)	Las Vegas, NV	MOB	100%	—
Henderson Medical Plaza (D)(J)	Henderson, NV	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)

Real estate assets owned by a limited liability company (“LLC”) or a limited partnership (“LP”) in which we have a noncontrolling ownership interests and include tenants who are unaffiliated third-parties.

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

(G)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(H)

This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.

(I)	This MOB was acquired during the first quarter of 2016.
(J)	This newly constructed MOB, located on the campus of Henderson Hospital, which is owned and operated by a subsidiary of UHS, is scheduled to be completed and opened during the first quarter of 2017.
(K)	This free-standing emergency department was acquired during the third quarter of 2014 and has a 10-year initial term lease agreement with HCA Health Services of Virginia, Inc.
(L)	This free-standing emergency department was acquired during the first quarter of 2015 and has a 10-year initial term lease agreement with a subsidiary of UHS.
(M)	These MOBs were acquired during the second quarter of 2015 as part of a property exchange transaction and have 15-year initial term master lease agreements with Piedmont Healthcare, Inc.
(N)	This MOB was acquired during the second quarter of 2016.
(O)	This MOB was acquired during the third quarter of 2016.
(P)	This MOB was acquired during the fourth quarter of 2016.

Other Information

Included in our portfolio at December 31, 2016 and 2015 are six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the six hospital facilities comprised approximately 28% and 29% of our consolidated revenues in 2016 and 2015, respectively.  The leases with respect to those six hospital facilities, plus The Bridgeway, a behavioral health facility which was sold on December 31, 2014, as discussed below, comprised approximately 33% of our consolidated revenues in 2014.

As of January 1, 2017, the leases on our six hospital facilities have fixed terms with an average of 4.1 years remaining and include renewal options ranging from zero to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year (including The Bridgeway for 2014, which was sold on December 31, 2014, as discussed herein), the combined weighted average Coverage Ratio was approximately 8.3 (ranging from 0.6 to 18.1) during 2016, 8.1 (ranging from 1.1 to 19.3) during 2015 and 8.0 (ranging from 2.7 to 18.3) during 2014. The Coverage Ratio for individual facilities varies. See “Relationship with Universal Health Services, Inc.” below for Coverage Ratio information related to the hospital facilities leased to subsidiaries of UHS.

Pursuant to the terms of the leases for our hospital facilities, free-standing emergency departments, some single-tenant MOBs and the preschool and childcare centers, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the remaining MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves have been established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

See our consolidated financial statements and accompanying notes to the consolidated financial statements included in this Annual Report for our total assets, liabilities, debt, revenues, income and other operating information.

Relationship with Universal Health Services, Inc. (“UHS”)

Leases:    We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and renewal terms for each of our three hospital facilities leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 27% of our total revenue for the five years ended December 31, 2016 (approximately 24%, 25% and 28% for the years ended December 31, 2016, 2015 and 2014, respectively). The decrease during 2016 and 2015 as compared to 2014 is due primarily to the 2016 and 2015 acquisitions, which are unrelated to UHS, as well as the divestiture of The Bridgeway which, as discussed below, occurred on December 31, 2014. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2016 (approximately 19%, 20% and 22% for each of the years ended December 31, 2016, 2015 and 2014, respectively). In addition, we have seventeen MOBs or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital. Henderson Hospital, which is owned and operated by a subsidiary of UHS, is a newly constructed, 130-bed acute care hospital that was completed and opened during the fourth quarter of 2016.  Henderson Medical Plaza, which contains approximately 78,800 rentable square feet, is scheduled to be completed and opened during the first quarter of 2017.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested $9.5 million on the development and construction of this MOB as of December 31, 2016.

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms were executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on a cumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. These leases are cross-defaulted with one another. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2016, 2015 and 2014 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2016, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2017 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2016, 2015 or 2014 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $3.3 million during 2016, $2.8 million during 2015 and $2.5 million during 2014 and were based upon average invested real estate assets of $466 million, $401 million and $363 million during 2015, 2014 and 2013, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2016 and 2015, UHS owned 5.8% and 5.9%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since UHS comprised approximately 33%, 33% and 35% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Regulation and Other Factors

During 2016, 2015 and 2014, 24%, 25% and 25%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals, all of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our hospital facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act (the “PPACA”), may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the PPACA may have significant impact on the reimbursement for healthcare services. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

Our three acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	79	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	57	Vice President and Chief Financial Officer
Cheryl K. Ramagano	54	Vice President, Treasurer and Secretary
Timothy J. Fowler	61	Vice President, Acquisition and Development

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

Mr. Charles F. Boyle was appointed our Vice President and Chief Financial Officer in 2003 and had served as our Vice President and Controller since 1991. Mr. Boyle has held various positions at UHS since 1983. He was appointed Senior Vice President of UHS in 2017 and continues to serve as its Controller. He had served as Vice President and Controller of UHS since 2003 and as its Assistant Vice President-Corporate Accounting since 1994.

Ms. Cheryl K. Ramagano was appointed Secretary of the Trust in 2003 and has served as our Vice President and Treasurer since 1992. Ms. Ramagano has held various positions at UHS since 1983. She was appointed Senior Vice President of UHS in 2017 and continues to serve as its Treasurer. She had served as Vice President and Treasurer of UHS since 2003 and as its Assistant Treasurer since 1994.

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

Our three acute care hospital facilities operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

On January 3, 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the cost of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”), was signed into law. In addition, on February 15, 2014, Public Law 113-082 was enacted. The Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2024.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law. The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although the Legislation resulted in a reduction in uninsured patients in the U.S., the Legislation made a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our facilities. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while Medicaid DSH reimbursements were not adversely impacted until 2016. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

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

In addition, in King vs. Burwell, the Supreme Court decided in favor of the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our properties operate in states that utilize federally facilitated exchanges. The Supreme Court’s decision in this case ultimately preserved the viability of federally facilitated exchanges. A different decision by the Supreme Court could have resulted in an increased number of uninsured patients generally, including an increase of uninsured patients treated at our hospitals located in these states.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

The impact of the Legislation on hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the Legislation are repealed or revised.  Specifically, President Donald Trump’s 100 Day Action Plan called for full repeal of the Legislation and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the Legislation should be preserved.   It remains unclear what portions of the Legislation may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by the operators of our hospitals.  Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the operators of our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for the operators of our hospitals to receive payment for services.

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

In addition, the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 370-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital.

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

For the year ended December 31, 2016, lease payments from UHS comprised approximately 33% of our consolidated revenues. In addition, as of December 31, 2016, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2021. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase the respective three leased hospitals, or two leased FEDs, upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the three acute care hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2016, we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

UHS and its subsidiaries, are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions, governmental investigations and regulatory actions. Since UHS comprised approximately 33%, 33% and 35% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein

Defending itself against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from UHS management. UHS has stated that it is unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, the outcome of these lawsuits, investigations and other actions could have a material adverse effect on their business, financial condition, results of operations and/or cash flows.

UHS is and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of the legal proceedings or other loss contingencies, or if successful claims and other actions are brought against UHS in the future, there could be a material adverse impact on their financial position, results of operations and liquidity, which in turn could have a material adverse effect on us.

In particular, government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a material adverse effect on UHS’s business, financial condition, results of operations and/or cash flows, which in turn could have a material adverse effect on us.

We hold non-controlling equity ownership interests in various joint-ventures.

For the year ended December 31, 2016, 19% of our consolidated and unconsolidated revenues were generated by five jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition to the above-mentioned rights of the third-party members, from time to time, we have had discussions with third-party members about purchasing or selling the interests or the underlying property to each other or a third party. If we were to sell our interests or underlying property, we may not be able to redeploy the proceeds into assets at the same or greater return as we currently receive. During any such time that we were not able to do so, our ability to increase or maintain our dividend at current levels could be adversely affected which could cause our stock price to decline.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the hospitals leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates or fair market value lease rates at the end of the lease terms in 2021. If the leases are not renewed, we may be required to find other operators for these hospitals and/or enter into leases with less favorable terms. The exercise of purchase options for our hospitals may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased hospitals, after the expiration of the lease term, may adversely affect our ability to sell or lease a hospital, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
Hospital Facility Name and	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Location	facility	12/31/2016	2016	2015	2014	2013	2012	rent(5)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(5)(8) Wildomar, California	Acute Care	132	64%	63%	59%	58%	62%	$2,648,000	2021	10	0%	—
McAllen Medical Center(3)(5)(8) McAllen, Texas	Acute Care	370	47%	48%	44%	43%	43%	5,485,000	2021	10	0%	—
Wellington Regional Medical Center(4)(5)(8) West Palm Beach, Florida	Acute Care	153	55%	56%	59%	58%	69%	3,030,000	2021	10	0%	—
HealthSouth Deaconess Rehab. Hospital(9) Evansville, Indiana	Rehabilitation	85	75%	80%	80%	79%	79%	714,000	2019	5	0%	—
Vibra Hospital of Corpus Christi Corpus Christi, Texas	Sub- Acute Care	74	51%	56%	58%	58%	53%	738,000	2019	25	100%	3%
Kindred Hospital Chicago Central(10) Chicago, Illinois	Sub- Acute Care	84	46%	52%	54%	51%	51%	1,494,000	2021	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2016	2015	2014	2013	2012	rent(5)	term	(years)	escalators	escalation
Spring Valley MOB I(5) Las Vegas, Nevada	MOB	72%	61%	60%	64%	68%	$537,000	2017-2021	Various	92%	2%-3%
Spring Valley MOB II(5) Las Vegas, Nevada	MOB	85%	84%	77%	76%	76%	1,126,000	2018-2022	Various	42%	1%-3%
Summerlin Hospital MOB I(5) Las Vegas, Nevada	MOB	64%	62%	66%	77%	81%	1,109,000	2017-2021	Various	82%	2%-3%
Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	78%	74%	78%	74%	82%	1,489,000	2017-2021	Various	80%	2%-3%
Summerlin Hospital MOB III(5) Las Vegas, Nevada	MOB	100%	100%	90%	81%	71%	1,926,000	2017-2024	Various	72%	2%-3%
St. Mary’s Professional Office Building(7) Reno, Nevada	MOB	100%	100%	100%	98%	99%	4,588,000	2017-2029	Various	35%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	99%	99%	99%	99%	100%	2,064,000	2018-2026	Various	59%	3%
Centennial Hills MOB(5) Las Vegas, Nevada	MOB	73%	73%	71%	62%	62%	1,532,000	2017-2023	Various	61%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,568,000	2021	20	100%	1%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	100%	100%	100%	97%	96%	1,572,000	2017-2023	Various	24%	3%
Chandler Corporate Center III(11) Chandler, Arizona	MOB	92%	-	-	-	-	1,737,000	2022-2027	Various	100%	2%
Frederick Crestwood MOB(11) Frederick, Maryland	MOB	100%	-	-	-	-	1,696,000	2026-2030	Various	100%	3%
2704 North Tenaya Way(11) Las Vegas, Nevada	MOB	100%	-	-	-	-	1,128,000	2023	18	100%	2%

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2016. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2)

In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). No assurance can be given as to the effect, if any, the merger of Inland Valley and Rancho Springs had on the underlying value of Inland Valley.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease term. The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.

(3)

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2016). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 213-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed Weslaco and Mission Free Standing Emergency Departments (“FEDs”) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.

(4)

In 2014, an 80-bed expansion was added to Wellington Regional Medical Center increasing the hospital’s total available beds from 153 to 233. Pursuant to terms of the Wellington Regional Medical Center lease, we are entitled to bonus rental on the net revenues generated from the 80-bed expansion. However, since we did not acquire the property associated with the additional 80-beds, the hospital’s base rental remained unchanged and the additional beds are not included in the number of available beds reflected above.

(5)	The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS.
(6)	Minimum rent amounts contain impact of straight-line rent adjustments, if applicable.
(7)	The real estate assets of this facility are owned by an LLC in which we hold a 85% non-controlling ownership interest as of December 31, 2016.
(8)

See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties. We believe the respective fair values for each of these hospitals exceeds the respective net book values as of December 31, 2016 amounting to: $14.8 million for Southwest Healthcare System-Inland Valley Campus; $20.1 million for McAllen Medical Center, and; $14.8 million for Wellington Regional Medical Center.

(9)

The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term (current term expires in 2019). If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. We believe the fair market value of the facility exceeds the $3.0 million net book value as of December 31, 2016. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(10)

During the second quarter of 2016, the tenant of this facility provided the required notice to us, exercising the 5-year renewal option on the facility, extending the lease term to December, 2021 at existing lease rates. The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the fair market value of the facility exceeds the $158,000 net book value as of December 31, 2016. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(11)	This property was acquired during 2016.

Leasing Trends at Our Significant Medical Office Buildings

During 2016, we had a total of 32 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $12 per square foot during 2016. The weighted-average leasing commissions on the new and renewed leases commencing during 2016 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2016 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2016, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2016 (excluding Henderson Medical Plaza which is scheduled to be completed and opened during the first quarter of 2017) and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2017 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2017	2017	2018	2019	2020	2021	2022 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	100%	0%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	0%	100%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	0%	0%	0%	0%	100%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	0%	100%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	0%	100%	0%	0%	0%
Vibra Hospital Corpus Christi	69,700	0%	0%	0%	100%	0%	0%	0%
Sub-total Hospitals	1,045,836	0%	0%	0%	14%	0%	86%	0%

Medical Office Buildings:
Saint Mary's Professional Office Building	190,754	0%	9%	0%	0%	42%	0%	49%
Goldshadow - 2010/20 Goldring MOB (b.)	74,774	29%	19%	2%	3%	7%	12%	28%
Goldshadow - 700 Shadow Lane MOB (b.)	42,060	3%	25%	19%	30%	23%	0%	0%
Texoma Medical Plaza	115,284	0%	2%	6%	2%	57%	5%	28%
St. Matthews Medical Plaza II	103,011	0%	1%	6%	2%	0%	11%	80%
Desert Springs Medical Plaza	102,579	56%	2%	14%	8%	0%	6%	14%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	0%	100%	0%
Centennial Hills Medical Office Building	96,573	23%	8%	13%	5%	22%	12%	17%
Summerlin Hospital Medical Office Building II (b.)	92,313	19%	19%	13%	21%	4%	20%	4%
Summerlin Hospital Medical Office Building I (b.)	89,636	35%	22%	6%	14%	19%	4%	0%
The Sparks Medical Building	35,127	10%	7%	6%	3%	17%	0%	57%
Vista Medical Terrace (e.)	50,921	51%	18%	9%	0%	7%	1%	14%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell (a.)	80,484	34%	16%	16%	3%	4%	3%	24%
Summerlin Hospital Medical Office Building III	77,713	0%	9%	8%	44%	10%	18%	11%
Mid Coast Hospital MOB	74,629	0%	0%	5%	0%	0%	4%	91%
North West Texas Professional Office Tower	72,351	0%	3%	0%	0%	0%	0%	97%
Rosenberg Children's Medical Plaza	66,231	1%	0%	75%	6%	3%	0%	15%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	0%	100%
Palmdale Medical Plaza	59,405	46%	5%	9%	0%	9%	12%	19%
Sierra San Antonio Medical Plaza (c.)	59,160	35%	10%	0%	3%	0%	8%	44%
Spring Valley Medical Office Building (b.)	57,828	21%	41%	12%	12%	0%	6%	8%
Spring Valley Medical Office Building II	57,432	15%	0%	39%	21%	17%	0%	8%
Southern Crescent Center II	53,680	49%	0%	0%	8%	4%	0%	39%
Desert Valley Medical Center (a.)	53,625	7%	11%	11%	13%	9%	11%	38%
Tuscan Professional Building	53,231	0%	0%	12%	0%	30%	19%	39%
Lake Pointe Medical Arts Building (g.)	50,974	0%	33%	23%	14%	17%	9%	4%
Forney Medical Plaza	50,947	9%	0%	67%	0%	0%	5%	19%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	0%	100%
Southern Crescent Center I	41,897	68%	6%	21%	5%	0%	0%	0%
Auburn Medical Office Building	41,311	10%	9%	0%	0%	20%	0%	61%
BRB Medical Office Building (d.)	40,733	13%	11%	17%	3%	56%	0%	0%
Cypresswood Prof. Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Prof. Center - 8111 (c.)	29,882	10%	11%	7%	16%	56%	0%	0%
Medical Center of Western Connecticut (h.)	36,141	0%	24%	5%	71%	0%	0%	0%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	42%	0%	5%	0%	0%	0%	53%
Madison Station MOB	30,096	0%	0%	0%	0%	0%	0%	100%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2017	2017	2018	2019	2020	2021	2022 and Later
Apache Junction Medical Plaza (a.)	26,901	9%	13%	0%	4%	0%	34%	40%
Santa Fe Professional Plaza (a.)	24,883	25%	11%	11%	23%	10%	20%	0%
Prof. Bldg at King's Crossing-Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Prof. Bldg at King's Crossing-Bldg B (f.)	12,790	0%	11%	20%	11%	18%	0%	40%
Kelsey-Seybold Clinic at King's Crossing	20,470	0%	0%	0%	0%	100%	0%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	0%	100%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	0%	100%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	0%	100%
Family Doctor's MOB	12,050	0%	0%	0%	0%	0%	100%	0%
701 South Tonopah Building	10,747	0%	0%	0%	0%	0%	100%	0%
The Children's Clinic at Springdale	9,761	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	0%	100%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,100	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - New Britain	7,998	0%	0%	100%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Freestanding Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%
Mission Freestanding Emergency Center	13,578	0%	0%	0%	0%	0%	0%	100%
Weslaco Freestanding Emergency Center	13,578	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,758,454	15%	8%	10%	7%	12%	10%	38%
Total	3,804,290	11%	6%	7%	9%	9%	31%	27%

(a)	The estimated market rates related to the 2017 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 3%.
(b)	The estimated market rates related to the 2017 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 2%
(c)	The estimated market rates related to the 2017 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 1%.
(d)	The estimated market rates related to the 2017 expiring RSF are equal to the lease rates on the expiring leases.
(e)	The estimated market rates related to the 2017 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 2%.
(f)	The estimated market rates related to the 2017 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 3%.
(g)	The estimated market rates related to the 2017 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 5%.
(h)	The estimated market rates related to the 2017 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 11%.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2016 and 2015, the average effective annual rental per square foot was $17.99 and $17.83, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2016 and 2015, the average effective annual rental per square foot was $28.74 and $28.53, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2016 and 2015, the average effective annual rental per square foot was $25.41 and $24.97, respectively. The estimated average occupied square footage for 2016 was calculated by averaging the unavailable rentable square footage on January 1, 2016 and January 1, 2017. The estimated average occupied square footage for 2015 was calculated by averaging the unavailable rentable square footage on January 1, 2015 and January 1, 2016.

During 2016, the lease with one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more than 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2016. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2016. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2016, based upon average occupied square feet for McAllen Medical Center:

Property	2016 Average Occupied Square Feet	2016 Revenues	2016 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,070,000	$16.74

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2016.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2017	0	0	$0	0%
2018	0	0	0	0%
2019	147,140	2	1,452,063	2%
2020	0	0	0	0%
2021	898,696	4	12,637,102	15%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
2026	0	0	0	0%
Thereafter	0	0	0	0%
Subtotal-hospital facilities	1,045,836	6	$14,089,165	17%
Other consolidated properties
2017	190,572	69	$5,345,497	7%
2018	255,959	69	7,527,202	9%
2019	168,768	51	4,891,996	6%
2020	197,126	52	5,781,937	7%
2021	249,951	40	6,969,460	9%
2022	210,084	34	5,806,145	7%
2023	176,052	22	4,496,861	6%
2024	63,327	7	1,844,016	2%
2025	84,510	9	2,350,258	3%
2026	45,831	7	1,473,457	2%
Thereafter	198,466	9	4,953,271	6%
Subtotal-other consolidated properties	1,840,646	369	$51,440,100	64%
Other unconsolidated properties (MOBs)
2017	20,380	7	$631,571	1%
2018	18,174	5	570,116	1%
2019	3,816	3	112,733	0%
2020	145,312	16	4,467,896	5%
2021	19,619	6	569,436	1%
2022	32,376	8	953,827	1%
2023	12,641	4	544,552	1%
2024	40,113	7	1,274,727	1%
2025	129,764	13	3,943,249	5%
2026	68,024	8	1,852,770	2%
Thereafter	11,169	2	555,682	1%
Subtotal-other unconsolidated properties	501,388	79	$15,476,559	19%
Total all properties at December 31, 2016	3,387,870	454	$81,005,824	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2016 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2016 and exclude the bonus rentals earned on the UHS hospital facilities.

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

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2016 and 2015 are summarized below:

	2016		2015
	High Price	Low Price	High Price	Low Price
First Quarter	$56.80	$47.26	$56.87	$49.08
Second Quarter	$57.85	$52.27	$56.86	$46.46
Third Quarter	$64.06	$56.73	$50.35	$43.54
Fourth Quarter	$65.59	$55.17	$53.40	$46.76

Holders

As of January 31, 2017, there were approximately 355 shareholders of record of our shares of beneficial interest.

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

	2016	2015
First Quarter	$.645	$.635
Second Quarter	.650	.640
Third Quarter	.650	.640
Fourth Quarter	.655	.645
	$2.600	$2.560

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: HCP, Inc., Omega Healthcare Investors, Inc., Welltower, Inc. (previously known as Health Care REIT, Inc.), Healthcare Realty Trust, Inc., LTC Properties, Inc., and National Health Investors, Inc.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2011.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 11	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16
Universal Health Realty Income Trust	$100	$137.17	$114.75	$145.96	$159.67	$218.59
S&P 500 Index	$100	$116.00	$153.57	$174.60	$177.01	$198.18
Peer Group	$100	$118.57	$108.71	$148.89	$140.58	$140.93

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2016. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2016	2015	2014	2013	2012
Operating Results:
Total revenues(1)	$67,081	$63,950	$59,786	$54,280	$53,950
Net income(2)	$17,215	$23,691	$51,551	$13,169	$19,477
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$447,240	$390,496	$380,109	$297,748	$314,386
Investments in LLCs, net of liabilities(1)(4)	33,731	30,492	8,605	39,201	28,636
Intangible assets, net of accumulated amortization(3)	23,815	19,757	23,123	20,782	26,293
Total assets(1)(3)	524,750	458,503	428,490	372,626	382,558
Total indebtedness, including debt premium(1)(3)(5)	315,717	252,306	212,779	199,468	197,456
Other Data:
Funds from operations(6)	$41,559	$38,349	$35,937	$34,955	$34,280
Cash provided by (used in):
Operating activities	40,733	38,178	32,796	31,294	30,783
Investing activities	(74,834)	(44,309)	(4,038)	(13,373)	(8,565)
Financing activities	34,137	6,164	(29,815)	(17,491)	(30,819)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.28	$1.78	$3.99	$1.04	$1.54
Diluted earnings per share:
Total diluted earnings per share(2)	$1.28	$1.78	$3.99	$1.04	$1.54
Diluted funds from operations per share:
Total diluted funds from operations per share	$3.09	$2.88	$2.78	$2.75	$2.71
Dividends per share	$2.600	$2.560	$2.520	$2.495	$2.460
Other Information (in thousands)
Weighted average number of shares outstanding—basic	13,464	13,293	12,927	12,689	12,661
Weighted average number of shares and share equivalents outstanding—diluted	13,468	13,301	12,934	12,701	12,669

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the accounts of our consolidated investments.

(2)

Net income and earnings per share during 2016 includes $528,000 of transactions costs related to various transactions during 2016.  Net income and earnings per share during 2015 includes: (i) an $8.7 million gain recorded in connection with a property exchange transaction, and; (ii) $243,000 of transaction costs related to various transactions during 2015.      Net income and earnings per share during 2014 includes: (i) a $25.4 million gain recorded in connection with our purchase of third-party minority ownership interests in eight LLCs (January and August, 2014, as discussed below) in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since the effective dates); (ii) a $13.0 million gain on the divestiture of real property (the Bridgeway), and; (iii) $427,000 of transaction costs related to the 2014 acquisition and divestiture activity previously mentioned. Net income and earnings per share during 2013 includes approximately $200,000 of transaction costs related to various acquisitions. Net income and earnings per share during 2012 includes an $8.5 million gain on the divestitures of properties owned by two unconsolidated LLCs in which we formerly held non-controlling majority ownership interests, and $680,000 of transaction costs related to various acquisitions.

(3)

Amounts include the fair value of the real property and debt of the eight previously unconsolidated LLCs, which we began consolidating during the first and third quarters of 2014 subsequent to our purchase of the third-party minority ownership interests on January 1, 2014 and August 1, 2014 (we owned 100% of each of these entities at December 31, 2014).

(4)

Investments in LLCs at December 31, 2014, 2013 and 2012 reflect the consolidation of various LLCs, as mentioned in notes 2 and 3 above, as well as the divestiture of property owned by various unconsolidated LLCs during 2012. Additionally, at December 31, 2013, Investments in LLCs reflects the deconsolidation of Palmdale Medical Properties. This LLC was deemed to be a variable interest entity during the term of the master lease and was consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method.

Effective January 1, 2014, Investments in LLCs reflects the consolidation of Palmdale Medical Properties, since we purchased the third-party minority ownership interests in Palmdale and began accounting for this LLC on a consolidated basis as of that date.

(5)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $28.4 million as of December 31, 2016, $28.9 million as of December 31, 2015, $52.7 million as of December 31, 2014, $80.1 million as of December 31, 2013 and $77.5 million as of December 31, 2012 (See Note 8 to the consolidated financial statements).

(6)	Our funds from operations (“FFO”) during 2016, 2015, 2014, 2013 and 2012 are net of reductions for transaction costs of $528,000, $243,000 $427,000, $203,000 and $680,000, respectively.

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

A reconciliation of our reported net income to FFO for each of the last five years is shown below:

	(000s)
	2016	2015	2014	2013	2012
Net income	$17,215	$23,691	$51,551	$13,169	$19,477
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	22,493	21,710	20,548	18,496	20,030
Unconsolidated affiliates	1,851	1,690	2,290	3,290	3,293
Less gains:
Gain on property exchange	—	(8,742)	—	—	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	—	(25,409)	—	—
Gain on divestiture of real property	—	—	(13,043)	—	—
Gains on divestiture of properties owned by unconsolidated LLCs, net	—	—	—	—	(8,520)
Funds From Operations	$41,559	$38,349	$35,937	$34,955	$34,280
Weighted average number of shares and equivalents outstanding - Diluted	13,468	13,301	12,934	12,701	12,669
Funds From Operations per diluted share	$3.09	$2.88	$2.78	$2.75	$2.71

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings. As of February 28, 2017, we have sixty-seven real estate investments or commitments in twenty states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty-four medical office buildings (“MOBs”), including five owned by unconsolidated LLCs/LPs, and;
•	four preschool and childcare centers.

Forward Looking Statements

This report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (which are scheduled to expire in December, 2021) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;
•	lost revenues resulting from the exercise of purchase options, lease expirations and renewals, loan repayments and other restructuring;
•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;
•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities;

•

failure of UHS or the other operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property;

•

the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of credit and/or capital market conditions, which may adversely affect our ability to obtain capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities;

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

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;
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

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (the “ACA”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade.  Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the ACA are repealed or revised.  Specifically, President Donald Trump’s 100 Day Action Plan called for full repeal of the ACA and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the ACA should be preserved.  It remains unclear what portions of the ACA may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for the operators of our hospitals to receive payment for services;

•	competition for our operators from other REITs;
•

the operators of our facilities face competition from other health care providers, including physician owned facilities and other competing facilities, including certain facilities operated by UHS but the real property of which is not owned by us. Such competition is experienced in markets including, but not limited to, McAllen, Texas, the site of our McAllen Medical Center, a 370-bed acute care hospital, and Riverside County, California, the site of our Southwest Healthcare System-Inland Valley Campus, a 132-bed acute care hospital;

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

•

our ownership interest in five LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the five LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

The minimum rent for our six hospital facilities, which is paid monthly, is fixed over the term of the respective leases which are scheduled to expire in 2019 (2 hospitals) or 2021 (4 hospitals). In addition, for the three hospital facilities leased to subsidiaries of UHS, bonus rents are paid on a quarterly basis, based upon a computation that compares the hospitals’ current quarter net revenues to the corresponding quarter in the base year. Rental income recorded by our other properties, including our consolidated and unconsolidated MOBs, relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, stipulated rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Purchase Accounting for Acquisition of Investments in Real Estate:

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases.

 Asset Impairment:    We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value or third party appraisals.

In considering whether to classify a property as held for sale, we consider factors such as whether management has committed to a plan to sell the property, the property is available for immediate sale in its present condition for a price that is reasonable in relation to its current value, the sale of the property is probable, and actions required for management to complete the plan indicate that it is unlikely that any significant changes will made to the plan.  If all the criteria are met, we classify the property as held for sale.  Upon being classified as held for sale, depreciation and amortization related to the property ceases and it is recorded at the lower of its carrying amount or fair value less cost to sell. The assets and related liabilities of the property are classified separately on the consolidated balance sheets for the most recent reporting period. Only those assets held for sale that constitute a strategic shift or that will have a major effect on our operations are classified as discontinued operations.

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

Results of Operations

Year ended December 31, 2016 as compared to the year ended December 31, 2015:

For the year ended December 31, 2016, net income was $17.2 million as compared to $23.7 million during 2015.  The $6.5 million decrease in net income during 2016, as compared to 2015, was primarily attributable to the following:

•	a decrease of approximately $8.7 million resulting from the gain recorded on a property exchange transaction that occurred in May, 2015;
•

a $1.1 million decrease due to an increase in interest expense resulting primarily from: (i) the refinancing in the form of a member loan (during the fourth quarter of 2015) of a previously outstanding $22.8 million, third-party mortgage loan of an unconsolidated LLC utilizing funds borrowed under our revolving credit facility, and; (ii) the interest expense incurred on the additional borrowings utilized to finance the 2016 acquisitions, as discussed herein;

•

a $1.9 million increase in equity in income of unconsolidated LLCs, due in large part to the above-mentioned refinancing of the previously outstanding $22.8 million, third-party mortgage loan during the fourth quarter of 2015, as well as our purchase of an additional 10% ownership interest in the Arlington Medical Properties, LLC from the third-party minority member, and;

•

$1.4 million of other combined net increases due primarily to increased net income generated at various properties, the income generated at the properties acquired during 2016 (before interest expense) and the favorable impact resulting from the property exchange transaction completed during the second quarter of 2015.

Total revenue increased $3.1 million, or 4.9%, during the year ended December 31, 2016, as compared to 2015, due primarily to the revenues generated at MOBs acquired during 2016, as well as net increases at various other properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $16.4 million for each of the years ended December 31, 2016 and 2015.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts.

During 2016, we had a total of 32 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $12 per square foot during 2016. The weighted-average leasing commissions on the new and renewed leases commencing during 2016 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2016 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2016, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

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

Below is a reconciliation of our reported net income to FFO for 2016 and 2015 (in thousands):

	2016	2015
Net income	$17,215	$23,691
Depreciation and amortization expense on consolidated investments	22,493	21,710
Depreciation and amortization expense on unconsolidated affiliates	1,851	1,690
Gain on property exchange	—	(8,742)
Funds From Operations	$41,559	$38,349

Weighted average number of shares and equivalents outstanding - Diluted	13,468	13,301
Funds From Operations per diluted share	$3.09	$2.88

Our FFO increased $3.2 million to $41.6 million, or $3.09 per diluted share, during 2016, as compared to $38.3 million, or $2.88 per diluted share, during 2015. The increase in FFO during 2016, as compared to 2015, related primarily to: (i) an increase in income generated at various properties as well as the favorable impact on our net income resulting from the property exchange transaction in May, 2015, and; (ii) a $944,000 net increase in the addback of depreciation and amortization expense incurred at our properties on a consolidated and unconsolidated basis.

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

The table below provides supplemental financial information related to each of the above-mentioned entities for the seven-month period ended July 31, 2014, and also presents the twelve-month period of 2014 on an “As Adjusted” financial statement presentation basis similar to the presentation applied for each entity for the twelve-month periods ended December 31, 2015. Other than increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact to our net income as a result of the consolidation of these LLCs.

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

	As reported in Consolidated Statements of Income for the Year Ended December 31, 2015		As reported in Consolidated Statements of Income for the Year Ended December 31, 2014	2014 Adjustments (a.)	“As Adjusted” Twelve Months Ended December 31, 2014	“As Adjusted” Variance
Revenues		$63,950	$59,786	$3,581	$63,367	$583
Expenses:
Depreciation and amortization		22,108	20,885	732	21,617	(491)
Advisory fees to UHS		2,810	2,545	—	2,545	(265)
Other operating expenses		18,152	16,882	1,644	18,526	374
Transaction costs		243	427	—	427	184
		43,313	40,739	2,376	43,115	(198)
Income before equity in income of unconsolidated LLCs, interest expense and gains		20,637	19,047	1,205	20,252	385
Equity in income of unconsolidated LLCs		2,536	2,428	(551)	1,877	659
Gain on property exchange		8,742	—	—	—	8,742
Gains on fair value recognition resulting from purchase of minority interests in majority-owned LLCs		—	25,409	—	25,409	(25,409)
Gain on divestiture of real property	-	—	13,043	—	13,043	(13,043)
Interest expense, net		(8,224)	(8,376)	(654)	(9,030)	806
Net income		$23,691	$51,551	$—	$51,551	$(27,860)

(a.)	Adjustments consist of revenues and expenses for the seven months ended July 31, 2014, for the six LLCs that we began consolidating effective August 1, 2014, as mentioned above.

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

Information related to new or renewed leases that commenced during 2015 at the medical office buildings in which we have significant investments is provided above.

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

Below is a reconciliation of our reported net income to FFO for 2015 and 2014 (in thousands):

	2015	2014
Net income	$23,691	$51,551
Depreciation and amortization expense on consolidated investments	21,710	20,548
Depreciation and amortization expense on unconsolidated affiliates	1,690	2,290
Gain on property exchange	(8,742)	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	(25,409)
Gain on divestiture of real property	—	(13,043)
Funds From Operations	$38,349	$35,937

Weighted average number of shares and equivalents outstanding - Diluted	13,301	12,934
Funds From Operations per diluted share	$2.88	$2.78

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

Liquidity and Capital Resources

Year ended December 31, 2016 as compared to December 31, 2015:

Net cash provided by operating activities

Net cash provided by operating activities was $40.7 million during 2016 as compared to $38.2 million during 2015.  The $2.6 million increase was attributable to:

•

a favorable change of approximately $3.1 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation and gain on property exchange);

•	an unfavorable change of $914,000 in rent receivable due, in part, to increased receivables at newly acquired properties, and;
•	other combined net favorable changes of approximately $410,000

Net cash used in investing activities

Net cash used in investing activities was $74.8 million during 2016 as compared to $44.3 million during 2015.

2016:

During 2016, we used $74.8 million of net cash in investing activities as follows:

•	spent $5.5 million to fund equity investments in unconsolidated LLCs;
•

spent $11.2 million in additions to real estate investments, including the construction of an MOB in Las Vegas, Nevada, which is scheduled to be completed and opened during the first quarter of 2017, as well as tenant improvements at various MOBs;

•

spent $60.4 million to acquire the real estate assets of four MOBs, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions, Dispositions and Property Exchange Transaction;

•

received $851,000 of cash repayments for an outstanding member loan to an unconsolidated LLC, as discussed in Note 8 to the consolidated financial statements – Summarized Financial Information of Equity Affiliates, and;

•	received $1.4 million of cash in excess of income related to our unconsolidated LLCs ($5.8 million of cash distributions received less $4.4 million of equity in income of unconsolidated LLCs).

2015:

During 2015, we used $44.3 million of net cash in investing activities as follows:

•	spent $667,000 to fund equity investments in unconsolidated LLCs;
•	spent $22.8 million in advances in the form of a member loan to an unconsolidated LLC;
•	spent $5.3 million in additions to real estate investments primarily for tenant improvements at various MOBs;
•	spent $150,000 consisting of a deposit on real estate assets;
•	spent $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments;
•	spent $2.3 million for payment of a note payable related to the purchase of third-party minority interests in six majority-owned LLCs during the third quarter of 2014, as discussed above;
•	received $306,000 of cash as repayment for the above-mentioned member loan to an unconsolidated LLC;
•	received $224,000 of cash in excess of income related to our unconsolidated LLCs ($2.8 million of cash distributions received less $2.5 million of equity in income of unconsolidated LLCs);
•	received $1.1 million of cash proceeds in connection with the refinancing of third-party debt by a majority-owned LLC in which we hold a noncontrolling ownership interest, and;
•	received $2.0 million of cash proceeds in connection with the property exchange with an unrelated third party.

Net cash provided by financing activities

Net cash provided by financing activities was $34.1 million during 2016 as compared to $6.2 million during 2015.

2016:

The $34.1 million of net cash provided by financing activities during 2016 consisted of:

•	received $59.4 million of additional borrowings on our revolving line of credit;

•

received $13.5 million of net cash from the issuance of shares of beneficial interest, $13.2 million of which related to our at-the-market equity issuance program (as discussed below) and approximately $280,000 of which was primarily related to our dividend reinvestment program;

•	paid $3.2 million on mortgages and other notes payable that are non-recourse to us;
•	paid $307,000 of financing costs related to the amendment of our revolving credit facility;
•	paid $35.1 million of dividends, and;
•	paid $30,000 of partial settlements of dividend equivalent rights.

2015:

The $6.2 million of net cash provided by financing activities during 2015 consisted of:

•	received $52.4 million of additional borrowings on our revolving line of credit;
•	received $5.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us;
•	received $1.7 million of net cash from the issuance of shares of beneficial interest ($1.1 million relates to shares issued in late December, 2014, as discussed below);
•

paid $17.8 million on mortgages and other notes payable that are non-recourse to us, (including the pay-off of the $4.9 million and $5.9 million outstanding mortgages on the Spring Valley Medical Office Building and the Palmdale Medical Plaza, respectively, utilizing funds borrowed under our revolving credit facility);

•	paid $1.1 million of financing costs on the new revolving credit facility and a new mortgage note payable refinance, and;
•	paid $34.1 million of dividends.

At-The-Market Equity Issuance Program (“ATM”):

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

Pursuant to the ATM Program, during the twelve months ended December 31, 2016, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of cash net proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses). As of December 31, 2016, we had approximately $9.5 million of gross proceeds still available for issuance under the program.  Since inception of this ATM program through December 31, 2016, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses).  We have, and intend, to use the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

There were no shares issued pursuant to an ATM program during 2015. During 2014, pursuant to an ATM equity issuance program in effect at that time, which is now expired, we issued 426,187 shares at an average price of $47.51 per share, which generated approximately $19.5 million of net proceeds, approximately $1.1 million of which were received in early January, 2015 (net of approximately $700,000, consisting of compensation of $506,000 to Merrill Lynch, as well as $195,000 of other various fees and expenses).

Year ended December 31, 2015 as compared to December 31, 2014:

Net cash provided by operating activities

Net cash provided by operating activities was $38.2 million during 2015 as compared to $32.8 million during 2014.  The $5.4 million increase was attributable to:

•

a favorable change of approximately $3.2 million due to an increase in net income plus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation and gains on property exchange, divestiture of real property and purchases of minority interests in majority-owned LLCs);

•	a favorable change of approximately $2.1 million in tenant reserves, escrows, deposits and prepaid rents, and;
•	other combined net favorable changes of approximately $109,000.

Net cash used in investing activities

Net cash used in investing activities was $44.3 million during 2015 as compared to $4.0 million during 2014.  The factors contributing to the $44.3 million of net cash used in investing activities during 2015 are detailed above.

2014:

During 2014, we used $4.0 million of net cash in investing activities as follows:

•	spent $1.3 million to fund equity investments in unconsolidated LLCs;
•	spent $2.9 million on additions to real estate investments primarily for tenant improvements at various MOBs;
•	spent $15.6 million to acquire the real estate assets of three medical office buildings;
•

spent $4.7 million (plus a net note payable of $2.3 million to the previous third-party minority interest member, which was satisfied during January, 2015) to acquire the minority interests in eight majority-owned LLCs in two separate transactions effective August 1, 2014 and January 1, 2014;

•	spent $100,000 consisting of a deposit on real estate assets related to the acquisition of a medical office building that we purchased during the first quarter of 2015;
•	received $17.3 million of cash proceeds in connection with the sale of the real property of The Bridgeway, as discussed herein;
•

received $2.3 million of cash distribution proceeds in connection with refinancing of third-party debt by the LP that owns the Texoma Medical Plaza in which we have a 95% non-controlling equity interest, and;

•	received $1.0 million of cash in excess of income related to our unconsolidated LLCs ($3.4 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs).

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $6.2 million during 2015, as compared to $29.8 million of net cash used in financing activities during 2014.  The factors contributing to the $6.2 million of net cash provided by financing activities are detailed above.

2014:

The $29.8 million of net cash used in financing activities during 2014 consisted of:

•

received $19.3 million of net cash from the issuance of shares of beneficial interest, $19.0 million of which related to our at-the-market equity issuance program and approximately $250,000 of which was primarily related to our dividend reinvestment program;

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

Additional cash flow and dividends paid information for 2016, 2015 and 2014:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $40.7 million during 2016, $38.2 million during 2015 and $32.8 million during 2014. As also indicated on our statements of cash flows, noncash expenses such as depreciation and amortization expense, amortization of debt premium, stock-based compensation expense and gains recorded during 2015 and 2014, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $1.4 million during 2016, $224,000 during 2015 and $1.0 million during 2014, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $42.1 million during 2016, $38.4 million during 2015 and $33.8 million during 2014, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $35.1 million during 2016, $34.1 million during 2015 and $32.7 million during 2014. During 2016, the $42.1 million of cash generated related to the operating activities of our properties was approximately $7.0 million greater than the $35.1 million of dividends paid. During 2015, the $38.4 million of cash generated related to the operating activities of our properties exceeded the $34.1 million of dividends paid by approximately $4.3 million. During 2014, the $33.8 million of net cash generated related to the operating activities of our properties exceeded the $32.7 million of dividends paid by approximately $1.1 million.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $250 million revolving credit facility agreement (which had $45.8 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2016);   (ii) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program;  (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs, and/or; (iv) the issuance of other long-term debt.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit facility, and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The

Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2016, we had $201.5 million of outstanding borrowings and $2.7 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $201.5 million at December 31, 2016. We had $45.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2016. There are no compensating balance requirements.  The average amount outstanding under our revolving credit agreement (which as amended in May, 2016 to an increased borrowing capacity of $250 million, as discussed above) was $164.2 million in 2016, with a corresponding effective interest rate, including commitment fees, of 2.3%. The average amount outstanding under our revolving credit agreement was $114.3 million in 2015 with a corresponding effective interest rate, including commitment fees, of 2.1%.  The average amount outstanding under our previous revolving credit agreement (which was replaced in March, 2015, as discussed above), was $104.6 million in 2014 with a corresponding effective interest rate, including commitment fees, of 2.4%.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2016
Tangible net worth	$125,000	$167,462
Total leverage	< 60%	48.6%
Secured leverage	< 30%	18.1%
Unencumbered leverage	< 60%	50.3%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fifteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2016 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,384	3.88%	March, 2017
Peace Health fixed rate mortgage loan (b.)	20,309	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,726	3.37%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,535	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,092	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (b.)	6,202	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,040	3.88%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,231	3.88%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,146	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,723	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,248	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,316	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,081	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,137	4.95%	November, 2023
Tuscan Professional Building fixed rate mortgage loan	4,992	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	114,162
Less net financing fees	(381)
Plus net debt premium	436
Total mortgage notes payable, non-recourse to us, net	$114,217

(a.)	All mortgage loans require monthly principal payments through maturity and most include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $115.7 million as of December 31, 2016. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2015, we had fourteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fourteen mortgages was $110.3 million (excluding net debt premium of $298,000 and net of net financing fees of $398,000 at December 31, 2015), and had a combined fair value of approximately $112.4 million at December 31, 2015.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2016 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed(a)(b)	$82,781	$43,532	$12,996	$2,648	$23,605
Long-term non-recourse debt-variable(a)(b)	31,381	17,583	13,798	—	—
Long-term debt-variable(c)	201,500	—	201,500	—	—
Estimated future interest payments on debt outstanding as of December 31, 2016(d)	21,159	8,685	8,875	2,272	1,327
Equity and debt financing commitments(e)	1,141	1,141	—	—	—
Total contractual obligations	$337,962	$70,941	$237,169	$4,920	$24,932

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with a fair value of approximately $115.7 million as of December 31, 2016. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $28.4 million of combined third-party debt outstanding as of December 31, 2016, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $201.5 million of borrowings outstanding as of December 31, 2016 under the terms of our $250 million Credit Agreement which matures on March 27, 2019. The amount outstanding approximates fair value as of December 31, 2016.

(d)

Assumes that all debt outstanding as of December 31, 2016, including borrowings under the Credit Agreement, and the fifteen loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2016. We have the right to repay borrowings under the Credit Agreement at any time during the terms of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

As of December 31, 2016, we have equity investment and debt financing commitments remaining in connection with our investments in various unconsolidated LLCs. As of December 31, 2016, we had outstanding letters of credit which secured the majority of these equity and debt financing commitments. The $45.8 million of available borrowing capacity as of December 31, 2016, pursuant to the terms of our Credit Agreement, is net of the standby letters of credit outstanding at that time. Our remaining financing commitments related to our investments in unconsolidated LLCs are as follows (in thousands):

Amount
Grayson Properties	$149
FTX MOB Phase II	369
Arlington Medical Properties	623
Total	$1,141

Off Balance Sheet Arrangements

As of December 31, 2016, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments as detailed on the above “Contractual Obligations” table. Our outstanding letters of credit at December 31, 2016 totaled $2.7 million consisting of: (i) $1.7 million related to Centennial Hills Medical Properties; (ii) $646,000 related to Banburry Medical Properties, and; (iii) $376,000 related to FTX MOB Phase II.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through December 31, 2016, no payments have been made to us by the counterparties pursuant to the terms of these caps which expired in January, 2017.

During the second quarter of 2016, we entered into an interest rate cap on a total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps and expires in March, 2019.  During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $317.2 million. The difference between actual amounts outstanding and fair value is approximately $1.6 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2016. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$43,532	$9,245	$3,751	$1,292	$1,356	$23,605	$82,781
Average interest rates	5.1%	4.9%	4.7%	4.6%	4.6%	5.0%	4.8%
Variable rate:
Debt(b)	$17,583	$13,798	$201,500	$—	$—	$—	$232,881
Average interest rates	2.5%	2.4%	2.4%	—	—	—	2.4%
Interest rate caps:
Notional amount	$30,000	$—	$60,000	$—	$—	$—	$90,000
Interest rates	1.5%	—	1.5%	—	—	—	1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $31.4 million of non-recourse mortgage notes payable and of $201.5 million of outstanding borrowings under the terms of our $250 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2016 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate caps, each 1% change in interest rates would impact our net income by approximately $2.2 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows, together with the reports of KPMG LLP, an independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Schedule.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Universal Health Realty Income Trust:

We have audited Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Realty Income Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Health Realty Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries as of December 31, 2016 and 2015, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule III, real estate and accumulated depreciation – December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

3.3 Amended and restated bylaws previously filed as Exhibit 3.1 to the Trust’s Current Report on Form 8-K dated September 28, 2016 is incorporated herein by reference.

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

10.2 Agreement dated December 1, 2016, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

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

10.7 Credit Agreement, dated as of March 27, 2015, by and among the Trust, a syndicate of lenders and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated March 27, 2015, is incorporated herein by reference.

10.8 First Amendment to Credit Agreement, dated as of May 24, 2016, between Universal Health Realty Income Trust, certain subsidiaries of Universal Health Realty Income Trust, certain banks and financial institutions from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, previously filed as Exhibit 10.1 to the Trust’s Current Report on form 8-K dated May 24, 2016, as incorporated herein by reference.

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

10.12* Amendment and Restatement of the Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-211903), is incorporated herein by reference.

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

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2017

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	February 28, 2017

/S/ MILES L. BERGER Miles L. Berger	Trustee	February 28, 2017

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	February 28, 2017

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Trustee	February 28, 2017

/S/ MARC D. MILLER Marc D. Miller	Trustee	February 28, 2017

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Universal Health Realty Income Trust:

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, real estate and accumulated depreciation - December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Realty Income Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, real estate and accumulated depreciation - December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Health Realty Income Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2016	2015
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$534,190	$469,933
Accumulated depreciation	(138,588)	(121,161)
	395,602	348,772
Land	51,638	41,724
Net Real Estate Investments	447,240	390,496
Investments in and advances to limited liability companies ("LLCs")	35,593	31,597
Other Assets:
Cash and cash equivalents	3,930	3,894
Base and bonus rent receivable from UHS	2,321	2,116
Rent receivable - other	5,291	4,292
Intangible assets (net of accumulated amortization of $27.1 million and $25.1 million at December 31, 2016 and December 31, 2015, respectively)	23,815	19,757
Deferred charges and other assets, net	6,560	6,351
Total Assets	$524,750	$458,503
Liabilities:
Line of credit borrowings	$201,500	$142,150
Mortgage notes payable, non-recourse to us, net	114,217	110,156
Accrued interest	626	504
Accrued expenses and other liabilities	11,809	6,807
Tenant reserves, deposits and prepaid rents	5,321	3,844
Total Liabilities	333,473	263,461
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2016 - 13,599,055; 2015 - 13,327,020	136	133
Capital in excess of par value	255,656	241,700
Cumulative net income	572,501	555,286
Cumulative dividends	(637,121)	(601,983)
Accumulated other comprehensive income/(loss)	105	(94)
Total Equity	191,277	195,042
Total Liabilities and Equity	$524,750	$458,503

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues:
Base rental - UHS facilities	$16,299	$15,955	$15,601
Base rental - Non-related parties	37,060	35,157	31,386
Bonus rental - UHS facilities	4,723	4,565	4,607
Tenant reimbursements and other - Non-related parties	8,113	7,490	7,490
Tenant reimbursements and other - UHS facilities	886	783	702
	67,081	63,950	59,786
Expenses:
Depreciation and amortization	22,956	22,108	20,885
Advisory fees to UHS	3,263	2,810	2,545
Other operating expenses	18,220	18,152	16,882
Transaction costs	528	243	427
	44,967	43,313	40,739
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gains	22,114	20,637	19,047
Equity in income of unconsolidated LLCs	4,456	2,536	2,428
Gain on property exchange	—	8,742	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs	—	—	25,409
Gain on divestiture of real property	—	—	13,043
Interest expense, net	(9,355)	(8,224)	(8,376)
Net income	$17,215	$23,691	$51,551
Basic earnings per share	$1.28	$1.78	$3.99
Diluted earnings per share	$1.28	$1.78	$3.99
Weighted average number of shares outstanding - Basic	13,464	13,293	12,927
Weighted average number of share equivalents	4	8	7
Weighted average number of shares and equivalents outstanding - Diluted	13,468	13,301	12,934

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2016	2015	2014
Net Income	$17,215	$23,691	$51,551
Other comprehensive income/(loss):
Unrealized derivative gains/(losses) on interest rate caps	199	(6)	(31)
Total other comprehensive income/(loss):	199	(6)	(31)
Total comprehensive income	$17,414	$23,685	$51,520

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares
			Capital in			Accumulated other	UHT
	Number		excess of	Cumulative	Cumulative	comprehensive	Shareholders'	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity	Equity
January 1, 2014	12,859	$128	$220,691	$480,044	$(535,176)	$(57)	$165,630	$165,630
Shares of Beneficial Interest:
Issued	443	5	19,839	—	—	—	19,844	19,844
Partial settlement of dividend equivalent rights	—	—	(94)	—	—	—	(94)	(94)
Restricted stock-based compensation expense	—	—	399	—	—	—	399	399
Dividends ($2.52/share)	—	—	—	—	(32,718)	—	(32,718)	(32,718)
Comprehensive income:
Net income	—	—	—	51,551	—	—	51,551	51,551
Unrealized loss on interest rate cap	—	—	—	—	—	(31)	(31)	(31)
Subtotal - comprehensive income				51,551		(31)	51,520	51,520
January 1, 2015	13,302	133	240,835	531,595	(567,894)	(88)	204,581	204,581
Shares of Beneficial Interest:
Issued	25	—	513	—	—	—	513	513
Partial settlement of dividend equivalent rights	—	—	(75)	—	—	—	(75)	(75)
Restricted stock-based compensation expense	—	—	427	—	—	—	427	427
Dividends ($2.56/share)	—	—	—	—	(34,089)	—	(34,089)	(34,089)
Comprehensive income:
Net income	—	—	—	23,691	—	—	23,691	23,691
Unrealized loss on interest rate cap	—	—	—	-	—	(6)	(6)	(6)
Subtotal - comprehensive income				23,691		(6)	23,685	23,685

January 1, 2016	13,327	133	241,700	555,286	(601,983)	(94)	195,042	195,042
Shares of Beneficial Interest:
Issued	272	3	13,505	—	—	—	13,508	13,508
Partial settlement of dividend equivalent rights	—	—	(30)	—	—	—	(30)	(30)
Restricted stock-based compensation expense	—	—	481	—	—	—	481	481
Dividends ($2.60/share)	—	—	—	—	(35,138)	—	(35,138)	(35,138)
Comprehensive income:
Net income	—	—	—	17,215	—	—	17,215	17,215
Unrealized gain on interest rate cap	—	—	—	—	—	199	199	199
Subtotal - comprehensive income				17,215		199	17,414	17,414
December 31, 2016	13,599	$136	$255,656	$572,501	$(637,121)	$105	$191,277	$191,277

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$17,215	$23,691	$51,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,008	22,198	20,975
Amortization of debt premium	(225)	(225)	(312)
Stock-based compensation expense	481	427	399
Gain on property exchange	—	(8,742)	—
Gain on divestiture of real property	—	—	(13,043)
Gains on purchase of minority interests in majority-owned LLCs	—	—	(25,409)
Changes in assets and liabilities:
Rent receivable	(1,204)	(290)	(555)
Accrued expenses and other liabilities	3	(184)	(509)
Tenant reserves, deposits and prepaid rents	1,377	1,781	(303)
Accrued interest	122	(41)	(62)
Leasing costs	(627)	(556)	(787)
Other, net	583	119	851
Net cash provided by operating activities	40,733	38,178	32,796
Cash flows from investing activities:
Investments in LLCs	(5,454)	(667)	(1,337)
Repayments of advances made to LLCs	851	306	—
Advances made to LLCs	—	(22,795)	—
Cash distributions in excess of income from LLCs	1,362	224	1,029
Cash distribution of refinancing proceeds from LLCs	—	1,045	2,280
Additions to real estate investments, net	(11,204)	(5,257)	(2,866)
Cash received for property exchange	—	2,000	—
Deposits on real estate assets	—	(150)	(100)
Net cash paid for acquisition of properties	(60,389)	(16,765)	(15,600)
Cash paid to acquire minority interests in majority-owned LLCs	—	(2,250)	(4,744)
Cash proceeds received from divestiture of real property	—	—	17,300
Net cash used in investing activities	(74,834)	(44,309)	(4,038)
Cash flows from financing activities:
Net borrowings on line of credit	59,350	52,400	—
Net repayments on line of credit	—	—	(3,950)
Proceeds from mortgage notes payable	—	5,200	—
Repayments of mortgage notes payable	(3,230)	(17,826)	(12,327)
Financing costs paid	(307)	(1,114)	—
Dividends paid	(35,138)	(34,089)	(32,718)
Partial settlement of dividends equivalent rights	(30)	(75)	(94)
Issuance of shares of beneficial interest, net	13,492	1,668	19,274
Net cash provided by/(used in) financing activities	34,137	6,164	(29,815)
Increase/(decrease) in cash and cash equivalents	36	33	(1,057)
Increase in cash due to recording of LLCs on a consolidated/unconsolidated basis	—	—	1,581
Cash and cash equivalents, beginning of period	3,894	3,861	3,337
Cash and cash equivalents, end of period	$3,930	$3,894	$3,861
Supplemental disclosures of cash flow information:
Interest paid	$8,895	$8,025	$8,268
Supplemental disclosures of non-cash transactions:
Acquisitions:
Financing assumed in acquisition	$7,499	$—	$—
Consolidation of LLCs:
Net real estate investments	$—	$—	$84,064
Cash and cash equivalents	—	—	1,581
Intangible assets	—	—	6,490
Rent receivable - other	—	—	388
Deferred charges and other assets, net	—	—	100
Investment in LLCs	—	—	(28,616)
Mortgage notes payable, non-recourse to us	—	—	(29,758)
Accrued interest	—	—	(116)
Accrued expenses and other liabilities	—	—	(1,245)
Tenant reserves, escrows, deposits and prepaid rents	—	—	(485)
Note payable to previous third-party member	—	—	(2,250)
Gains on purchases of minority interests in majority-owned LLCs	—	—	(25,409)
Cash paid for purchase of minority interests in majority-owned LLCs	$—	$—	$4,744
Property Exchange Transaction:
Net assets acquired in property exchange	$—	$9,886	$—
Net assets relinquished in property exchange	—	(3,144)	—

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings. As of February 28, 2017, we have sixty-seven real estate investments or commitments located in twenty states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty-four medical office buildings, including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

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

The minimum rent for our six hospital facilities, which is paid monthly, is fixed over the term of the respective leases which are scheduled to expire in 2019 (2 hospitals) or 2021 (4 hospitals). In addition, for the three hospital facilities leased to subsidiaries of UHS, bonus rents are paid on a quarterly basis, based upon a computation that compares the hospitals’ current quarter net revenues to the corresponding quarter in the base year. Rental income recorded by our other properties, including our consolidated and unconsolidated MOBs, relating to leases in excess of one year in length, is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term regardless of when payments are due. The amount of rental revenue resulting from straight-line rent adjustments is dependent on many factors including the nature and amount of any rental concessions granted to new tenants, stipulated rent increases under existing leases, as well as the acquisitions and sales of properties that have existing in-place leases with terms in excess of one year. As a result, the straight-line adjustments to rental revenue may vary from period-to-period. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred.

Real Estate Investments

Land, buildings and capital improvements are recorded at cost and stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations or replacements, which improve or extend the life of an asset, are capitalized and depreciated over their estimated useful lives.

Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases.

Our intangible assets primarily consist of the value of in-place leases at December 31, 2016, and will be amortized over the remaining lease terms (aggregate weighted average of 4.3 years at December 31, 2016) and is expected to result in estimated aggregate amortization expense of $4.9 million, $3.6 million, $2.9 million $2.7 million and $2.3 million for 2017, 2018, 2019, 2020 and 2021, respectively. Amortization expense on intangible values of in place leases and above-market leases was $5.1 million for the year ended December 31, 2016, $5.5 million for the year ended December 31, 2015 and $6.1 million for the year ended December 31, 2014.  Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $17.4 million for the year ended December 31, 2016, $16.2 million for the year ended December 31, 2015 and $14.4 million for the year ended December 31, 2014.

Cash and Cash Equivalents

We consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Asset Impairment

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value or third party appraisals.

In considering whether to classify a property as held for sale, we consider factors such as whether management has committed to a plan to sell the property, the property is available for immediate sale in its present condition for a price that is reasonable in relation to its current value, the sale of the property is probable, and actions required for management to complete the plan indicate that it is unlikely that any significant changes will made to the plan.  If all the criteria are met, we classify the property as held for sale.  Upon being classified as held for sale, depreciation and amortization related to the property ceases and it is recorded at the lower of its carrying amount or fair value less cost to sell. The assets and related liabilities of the property are classified separately on the consolidated balance sheets for the most recent reporting period. Only those assets held for sale that constitute a strategic shift or that will have a major effect on our operations are classified as discontinued operations.

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

In the Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities.  Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows.

At December 31, 2016, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. We accounted for these LLCs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $561 million and $385 million, respectively, at December 31, 2016.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $489 million and $325 million, respectively, at December 31, 2015.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center generated approximately 11% during each of 2016 and 2015, and 12% during 2014, of our consolidated revenues.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

Except as noted below there were no new accounting pronouncements that impacted, or are expected to impact us.

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

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by us, if any.

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and renewal terms for each of the three hospital facilities leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 27% of our total revenue for the five years ended December 31, 2016 (approximately 24%,  25% and 28% for the years ended December 31, 2016, 2015 and 2014, respectively). The decrease during 2016 and 2015 as compared to 2014 is due primarily to the 2016 and 2015 acquisitions, which are unrelated to UHS, as well as the divestiture of The Bridgeway which, as discussed below, occurred on December 31, 2014. Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 21% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2016 (approximately 19%,  20% and 22% for the years ended December 31, 2016, 2015 and 2014). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital. Henderson Hospital, which is owned and operated by a subsidiary of UHS, is a newly constructed, 130-bed acute care hospital that was completed and opened during the fourth quarter of 2016.  Henderson Medical Plaza, which contains approximately 78,800 rentable square feet, is scheduled to be completed and opened during the first quarter of 2017.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested $9.5 million on the development and construction of this MOB as of December 31, 2016.

During the first quarter of 2015, we purchased from wholly-owned subsidiaries of UHS, the real property of two newly-constructed and recently opened FEDs located in Weslaco and Mission, Texas. Each FED consists of approximately 13,600 square feet and is operated by wholly-owned subsidiaries of UHS. In connection with these acquisitions, ten-year lease agreements with six, 5-year renewal terms were executed with UHS for each FED. The first four, 5-year renewal terms (covering years 2025 through 2044) include 2% annual lease rate increases, computed on a cumulative and compounded basis, and the last two, 5-year renewal terms (covering the years 2045 through 2054) will be at the then fair market value lease rates. These leases are cross-defaulted with one another. UHS has the option to purchase the leased properties upon the expiration of the fixed term and each five-year extended term at the fair market value at that time. The aggregate acquisition cost of these facilities was approximately $12.8 million, and the aggregate rental revenue earned by us at the commencement of the leases is approximately $900,000 annually.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2016, 2015 and 2014 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2016, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2017 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2016, 2015 or 2014 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $3.3 million during 2016, $2.8 million during 2015 and $2.5 million during 2014 and were based upon average invested real estate assets of $466 million, $401 million and $363 million during 2016, 2015 and 2014, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2016 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2016 and 2015, UHS owned 5.8% and 5.9%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 24%, 25% and 28% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) NEW CONSTRUCTION, ACQUISITIONS, DISPOSITIONS AND PROPERTY EXCHANGE TRANSACTION

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital. Henderson Hospital, which is owned and operated by a subsidiary of UHS, is a newly constructed, 130-bed acute care hospital that was completed and opened during the fourth quarter of 2016.  Henderson Medical Plaza, which contains approximately 78,800 rentable square feet, is scheduled to be completed and opened during the first quarter of 2017.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested $9.5 million on the development and construction for this MOB as of December 31, 2016.

2016:

Acquisitions:

During 2016, we paid approximately $60.4 million in cash, and assumed approximately $7.1 million of third-party debt that is non-recourse to us, to:

•

purchase the 2704 North Tenaya Way MOB located in Las Vegas, Nevada, during the fourth quarter for a total purchase price of approximately $15.3 million, including the assumption of approximately $7.1 million of third-party debt that is non-recourse to us. The property consists of approximately 45,000 rentable square feet and is fully occupied pursuant to the terms of a triple-net lease with a remaining lease term of approximately 7.1 years at the time of acquisition.

•

purchase the Frederick Memorial Hospital Crestwood, an MOB located in Frederick, Maryland, during the third quarter for approximately $24.3 million.  The property, which consists of approximately 62,300 rentable square feet, is fully occupied pursuant to the terms of triple-net leases with an average remaining lease term of approximately 12 years at the time of acquisition.

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

•

purchase the Madison Professional Office Building located in Madison, Alabama, during the first quarter for approximately $10.1 million, including a $150,000 deposit paid in 2015. This multi-tenant property consists of approximately 30,100 rentable square feet and is fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair value estimated or finalized at acquisition as detailed in the table below. Previous reported estimated purchase price allocations that have been finalized in the fourth quarter did not have a material impact on our consolidated financial statements. The intangible assets include the value of in-place leases at the properties at the time of acquisition as well as the above market lease values. The value of the in-place leases will be amortized over the average remaining lease terms of approximately 6 to 12 years at the time of acquisition (aggregate weighted average of 8.0 years at December 31, 2016).  The above/below market leases, which are reflected below as intangible assets/below-market intangibles will be amortized over the remaining term of the respective leases. The estimated aggregate allocation is as follows:

Land	$9,914
Buildings and improvements	50,117
Intangible assets	9,211
Below-market lease intangibles	(1,287)
Deposit paid in 2015………………………………………...………………………………..	(150)
Debt (including fair value adjustment of $362)…...……..……………………………….…..	(7,499)
Financing fees paid on debt acquired……………...……..……………………………….…..	83

Net cash paid	$60,389

For these properties acquired during 2016, we recorded aggregate net revenue of approximately $2.4 million since the date of acquisition. The aggregate net losses generated by these properties since the date of acquisition, including the cost of borrowings and advisory fee expenses was approximately $134,000.

Assuming the 2016 acquisitions occurred on January 1, 2015, our unaudited pro forma net revenues for the year ended December 31, 2015 would have been approximately $67.8 million and our unaudited pro forma net income for the year ended December 31, 2015 would have been approximately $22.4 million, or $1.68 per diluted share.  The Chandler Corporate Center III was not operational during the first nine months of 2015.  Assuming these acquisitions occurred on January 1, 2016, our unaudited pro forma net revenues for the year ended December 31, 2016, would have been approximately $70.2 million and our unaudited pro forma net income for the year ended December 31, 2016 would have been approximately $16.7 million, or $1.24 per diluted share.

As of December 31, 2016, our net intangible assets total $23.8 million (net of $27.1 million accumulated amortization) and substantially all of the amount is related to acquired, in-place leases which have a weighted average remaining amortization period of 4.3 years.

Divestitures:

There were no divestitures during 2016.

2015:

Property Exchange Transaction:

In May, 2015, in exchange for the real property of Sheffield Medical Building (“Sheffield”), a 73,446 square foot MOB located in Atlanta, Georgia, we received $2 million in cash and the real property of two MOBs located in Sandy Springs and Vinings, Georgia, from an unrelated third party. In connection with the two MOBs acquired in this transaction, triple net, master lease agreements applicable to 100% of the combined 36,700 rentable square feet of these properties were executed with the counterparty. These master lease agreements have initial terms of 15 years and provide for 3% annual rent increases. We recorded an $8.7 million gain which is included in our Consolidated Statements of Income for the year ended December 31, 2015, representing the difference between recorded net book value of Sheffield and the fair values of the properties exchanged, combined with the cash proceeds received.

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

The aggregate purchase price for these three MOBs and two FEDs was allocated to the assets acquired and liabilities assumed consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOBs at the time of acquisition which will be amortized over the average remaining lease term of approximately 15.0 years at the time of acquisition (aggregate weighted average of 13.4 years at December 31, 2016) for each of the MOBs located in Sandy Springs and Vinings, Georgia and approximately 10.4 years at the time of acquisition (aggregate weighted average of 8.6 years at December 31, 2016) for the Haas Medical Office Park.

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

The aggregate purchase price for these clinics and MOB was allocated to the assets and liabilities acquired consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the clinics and MOB at the time of acquisition which will be amortized over the average remaining lease term of approximately 9.8 years at the time of acquisition (aggregate weighted average of 7.5 years at December 31, 2016) for the Hanover Emergency Center and approximately 9.7 years at the time of acquisition (aggregate weighted average of 6.7 years at December 31, 2016) for the Arkansas facilities.

Land	$3,010
Buildings and improvements	10,664
Intangible assets	2,076
Deposit paid in 2013	(150)

Net cash paid	$15,600

Additionally, during January and August, 2014, we spent an aggregate of $7.0 million, including $4.7 million in cash plus an additional $2.3 million in the form of a note payable to the previous third-party member (which was fully repaid in January, 2015) to purchase the minority ownership interests held by third party members in eight LLCs (as noted in the table below) in which we previously held various non-controlling majority ownership interests ranging from 85% to 95%.

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

The aggregate purchase price for these MOBs was allocated to net tangible property ($84.0 million), identified intangible assets ($6.5 million), and long term debt ($29.8 million). Substantially all of the intangible assets include the value of the in-place leases at these MOBs at the time of acquisition which will be amortized over the combined average remaining lease term of approximately 4.7 years at the time of acquisition (aggregate weighted average of 4.0 years at December 31, 2016) for the August, 2014 transactions and 5.3 years at the time of acquisition (aggregate weighted average of 3.9 years at December 31, 2016) for the January, 2014 transactions. Other than the increased depreciation and amortization expense resulting from the amortization of the intangible assets recorded in connection with these transactions, there was no material impact on our net income as a result of the consolidation of these LLCs.

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

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

2017	$54,922
2018	49,885
2019	44,647
2020	39,742
2021	35,837
Thereafter	64,932
Total minimum base rents	$289,965

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2016, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2016, we had $201.5 million of outstanding borrowings and $2.7 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $201.5 million at December 31, 2016. We had $45.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2016. There are no compensating balance requirements.  The average amount outstanding under our revolving credit agreement (which as amended in May, 2016 to an increased borrowing capacity of $250 million, as discussed above) was $164.2 million in 2016, with a corresponding effective interest rate, including commitment fees, of 2.3%. The average amount outstanding under our revolving credit agreement was $114.3 million in 2015 with a corresponding effective interest rate, including commitment fees, of 2.1%.  The average amount outstanding under our previous revolving credit agreement (which was replaced in March, 2015, as discussed above), was $104.6 million in 2014 with a corresponding effective interest rate, including commitment fees, of 2.4%.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2016. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	2016
Tangible net worth	$125,000	$167,462
Total leverage	< 60%	48.6%
Secured leverage	< 30%	18.1%
Unencumbered leverage	< 60%	50.3%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fifteen mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2016  (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building III floating rate mortgage loan (b.)	$10,384	3.88%	March, 2017
Peace Health fixed rate mortgage loan (b.)	20,309	5.64%	April, 2017
Auburn Medical II floating rate mortgage loan (b.)	6,726	3.37%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (b.)	4,535	6.00%	June, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,092	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (b.)	6,202	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan	10,040	3.88%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan	4,231	3.88%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,146	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,723	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,248	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,316	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,081	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,137	4.95%	November, 2023
Tuscan Professional Building fixed rate mortgage loan	4,992	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	114,162
Less net financing fees	(381)
Plus net debt premium	436
Total mortgage notes payable, non-recourse to us, net	$114,217

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $115.7 million as of December 31, 2016. We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2015, we had fourteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fourteen mortgages was $110.3 million (excluding net debt premium of $298,000 and net of net financing fees of $398,000 at December 31, 2015), and had a combined fair value of approximately $112.4 million at December 31, 2015.  We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

As of December 31, 2016, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2017	$61,115
2018	23,043
2019 (a.)	205,251
2020	1,292
2021	1,356
Later	23,605
Total	$315,662
(a.)	Includes repayment of $201.5 million of outstanding borrowings under the terms of our $250 million revolving credit agreement.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through December 31, 2016, no payments have been made to us by the counterparties pursuant to the terms of these caps which expired in January, 2017.

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps and expires in March, 2019.

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

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2016: $2.60 per share of which $2.00 per share was ordinary income and $.60 per share was a return of capital distribution.
•	2015: $2.56 per share of which $2.17 per share was ordinary income and $.39 per share was a return of capital distribution.
•	2014: $2.52 per share of which $1.478 per share was ordinary income and $1.042 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.305 per share).

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

Pursuant to the ATM Program, during the twelve months ended December 31, 2016, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of cash net proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses). As of December 31, 2016, we had approximately $9.5 million of gross proceeds still available for issuance under the program.  Since inception of this ATM program through December 31, 2016, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses).  We have, and intend, to use the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

There were no shares issued pursuant to an ATM program during 2015. During 2014, pursuant to an ATM equity issuance program in effect at that time, which is now expired, we issued 426,187 shares at an average price of $47.51 per share, which generated approximately $19.5 million of net proceeds, approximately $1.1 million of which were received in early January, 2015 (net of approximately $700,000, consisting of compensation of $506,000 to Merrill Lynch, as well as $195,000 of other various fees and expenses).

(7) INCENTIVE PLANS

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2016 (the “2007 Plan”). An aggregate of 125,000 shares were authorized for issuance under this plan and a total of 77,285 shares, net of cancellations, have been issued pursuant to the terms of this plan, 57,825 of which have vested as of December 31, 2016. At December 31, 2016 there are 47,715 shares remaining for issuance under the terms of the 2007 Plan.

During 2016, there were 9,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $56.34 per share ($548,188 in the aggregate). These restricted shares are scheduled to vest in June of 2018 (the second anniversary of the date of grant).

During 2015, there were 9,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $47.75 per share ($464,608 in the aggregate). These restricted shares are scheduled to vest in June of 2017 (the second anniversary of the date of grant).

During 2014, there were 9,850 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $43.21 per share ($425,619 in the aggregate). These restricted shares vested in June of 2016 (the second anniversary of the date of grant).

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $481,000, $427,000 and $399,000 during 2016, 2015 and 2014, respectively. The remaining expenses associated with these grants is approximately $485,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2016.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remained exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expired in ten years. DERs on outstanding awards were earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. As of December 31, 2016, there were no options outstanding under the 1997 Plan. The net expense recorded in connection with the DERs did not have a material impact on our consolidated financial statements during each of the years ended December 31, 2016, 2015 and 2014.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain changes to tax law requirements, the agreements, as amended, provided for the current payment of dividend equivalents in the years in which dividends were declared and paid or, if later, when the related options became vested. There were no DERs were outstanding at December 31, 2016.  DERs with respect to 23,000 shares and 36,000 shares were outstanding at December 31, 2015 and 2014, respectively. In December of 2016, 2015 and 2014, DERs which were vested and accrued as of each respective date, were paid to officers and Trustees of the Trust amounting to approximately $30,000, $75,000 and $94,000, respectively.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2014	40,000	$35.65	$36.53/$30.06
Exercised	(4,000)	33.07	$30.06/$34.07
Balance, January 1, 2015	36,000	$35.94	$34.90/$36.53
Exercised	(13,000)	34.90	$34.90/$34.90
Balance, January 1, 2016	23,000	$36.53	$36.53/$36.53
Exercised	(23,000)	36.53	$36.53/$36.53
Outstanding options vested and exercisable as of December 31, 2016	—	N/A	N/A

During 2016, there were 23,000 stock options exercised with a total in-the-money value of $520,420.  During 2015, there were 13,000 stock options exercised with a total in-the-money value of $154,500. During 2014, there were 4,000 stock options exercised with a total in-the-money value of $44,160.  There are no options outstanding at December 31, 2016.

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

In the Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities.  Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows.

At December 31, 2016, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of December 31, 2016, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Effective February 1, 2016, we purchased an additional 10% ownership interest in the Arlington Medical Properties, LLC from the third-party minority member for approximately $4.8 million in cash, subject to certain agreed upon terms and conditions. Including this additional ownership interest, we currently own 85% of this LLC which is accounted for on an unconsolidated basis pursuant to the equity method.

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

The following property table represents the five LLCs or LPs in which we own a noncontrolling interest and were accounted for under the equity method as of December 31, 2016:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Arlington Medical Properties (b.)	85%	Saint Mary’s Professional Office Building
Grayson Properties (c.)	95%	Texoma Medical Plaza
FTX MOB Phase II (d.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.6 million, which is non-recourse to us, outstanding as of December 31, 2016.
(b.)

We have funded $5.2 million in equity as of December 31, 2016 and are committed to invest an additional $623,000. During the fourth quarter of 2015, we advanced this LLC a member loan, the funds of which were utilized to repay its $22.8 million outstanding third-party mortgage loan on its scheduled maturity date.  The member loan has an interest rate of 5.29% and is scheduled to mature in January, 2018.  Additionally, pursuant to the terms and conditions of an agreement executed in February, 2016, we purchased an additional 10% of the ownership interest in this LLC from the existing third-party member for approximately $4.8 million in cash, thereby increasing our ownership interest to 85%.

(c.)

We have funded $2.8 million in equity as of December 31, 2016, and are committed to fund an additional $149,000. This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $14.4 million, which is non-recourse to us, outstanding as of December 31, 2016

(d.)

We have committed to invest up to $2.5 million in equity and debt financing and are committed to invest an additional $369,000. This LP has a third-party term loan of $5.3 million, which is non-recourse to us, outstanding as of December 31, 2016.

Below are the combined statements of income for the LLCs/LPs accounted for under the equity method at December 31, 2016, 2015 and 2014. The data for the year ended December 31, 2014 includes the financial results for the six above-mentioned LLCs in which we purchased the minority ownership interests in August, 2014 for the period of January through July of 2014 (during which they were accounted for under the equity method).

	For the Year Ended December 31,
	2016	2015	2014(b.)
	(amounts in thousands)
Revenues	$15,252	$14,347	$17,292
Operating expenses	5,439	5,605	6,769
Depreciation and amortization	2,554	2,398	2,968
Interest, net	2,565	2,578	4,261
Net income	$4,694	$3,766	$3,294
Our share of net income (a.)	$4,456	$2,536	$2,428

(a.)	Our share of net income during 2016, 2015 and 2014, includes interest income earned by us on various advances made to LLCs of approximately $1.2 million, $200,000 and $834,000, respectively.
(b.)

As mentioned above, we began to account for six LLCs (Desert Valley Medical Center, Santa Fe Professional Plaza, Rosenberg Children’s Medical Plaza, Sierra San Antonio Medical Plaza, Phoenix Children’s East Valley Care Center and North Valley Medical Plaza) on a consolidated basis as of August 1, 2014. Prior to August 1, 2014, the financial results of these entities were accounted for under the equity method on an unconsolidated basis. The year ended December 31, 2014 includes the financial results of the six mentioned LLCs for seven months ended July 31, 2014.

Below are the combined balance sheets for the five LLCs that were accounted for under the equity method as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(amounts in thousands)
Net property, including CIP	$60,970	$61,668
Other assets	4,598	5,264
Total assets	$65,568	$66,932
Other liabilities	$3,334	$2,538
Mortgage notes payable, non-recourse to us	28,367	28,895
Advances payable to us (a.)	21,638	22,489
Equity	12,229	13,010
Total liabilities and equity	$65,568	$66,932

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$13,955	$9,108
Advances to LLCs	21,638	22,489
Investments in and advances to LLCs before amounts included in accrued expenses and other liabilities	35,593	31,597
Amounts included in accrued expenses and other liabilities	(1,862)	(1,105)
Our share of equity in and advances to LLCs, net	$33,731	$30,492

(a.)	Consists of a 5.29% member loan which is scheduled to mature in January, 2018.

As of December 31, 2016, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2017	$5,727
2018	445
2019	466
2020	484
2021	13,582
2022 and thereafter	7,663
Total	$28,367

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2016	12/31/2015	Maturity Date
FTX MOB Phase II (4.75% fixed rate mortgage loan)	$5,301	$5,427	August, 2017 (b.)
Grayson Properties (5.034% fixed rate mortgage loan)	14,438	14,670	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,628	8,798	December, 2024
	$28,367	$28,895
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature within the next twelve months, at which time it will be refinanced pursuant to: (i) a new third-party mortgage loan; (ii) a member loan extended from us to the LLC, or; (iii) equity contributions to the LLC by us and the third-party member.  Funds required from us to the LLC for either the member loan or our share of an equity contribution would likely be borrowed under our Credit Agreement.

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

(10) QUARTERLY RESULTS (unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$16,226	$16,461	$16,801	$17,593	$67,081
Net income	$4,428	$4,523	$3,818	$4,446	$17,215
Total basic earnings per share	$0.33	$0.34	$0.28	$0.33	$1.28
Total diluted earnings per share	$0.33	$0.34	$0.28	$0.33	$1.28

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$16,202	$16,049	$15,686	$16,013	$63,950
Net income before gains	$3,696	$3,262	$3,639	$4,352	$14,949
Gain on property exchange	—	8,742	—	—	$8,742
Net income	$3,696	$12,004	$3,639	$4,352	$23,691
Total basic earnings per share	$0.28	$0.90	$0.27	$0.33	$1.78
Total diluted earnings per share	$0.28	$0.90	$0.27	$0.33	$1.78

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2016

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2016	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$12,596	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	26,276	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	18,410	2006	1986	42 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	5,475	1993	1989	40 Years
Kindred Chicago Central Hospital Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	997	1991	1995	45 Years
Kelsey-Seybold Clinic at King's Crossing Kingwood, Texas	—	439	1,618	878	439	2,496		2,935	1,352	1995	1995	45 Years
Professional Buildings at King's Crossing Kingwood, Texas	—	439	1,837	251	439	2,088	9	2,536	1,008	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	456	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	343	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	374	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	345	1992	1996	45 Years
The Southern Crescent Center (b.) Riverdale, Georgia	—	1,130	5,092	(2,271)	1,130	2,821		3,951	2,419	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	4,981	806	4,175		4,981	2,278	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas	—	573	3,842	813	573	4,655		5,228	2,770	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada	—	—	1,579	68	—	1,647		1,647	1,077	1999	1999	25 Years
Medical Center of Western Connecticut Danbury, Connecticut	4,535	1,151	5,176	544	1,151	5,720		6,871	3,349	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,723	1,104	5,508	—	1,104	5,508		6,612	1,400	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,159	240	4,749		4,989	1,009	2004	2004	30 Years
Auburn Medical Office Building II Auburn, WA	6,726	—	10,200	176	—	10,376		10,376	1,716	2009	2009	36 Years
BRB Medical Office Building Kingwood, Texas	6,316	430	8,970	32	430	9,002		9,432	1,471	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV	10,040	—	19,890	1,299	—	21,189	86	21,275	3,733	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	1,081	1,200	10,641		11,841	2,175	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	6,248	400	11,300	3,012	400	14,312	288	15,000	2,742	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV	—	—	9,500	709	—	10,209	22	10,231	1,865	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2016 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2016	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Spring Valley Hospital MOB II Las Vegas, NV	—	—	9,800	488	—	10,288		10,288	1,860	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	824	460	16,264	113	16,837	3,282	1999	1999	30 Years
Summerlin Hospital MOB II Las Vegas, NV	11,092	370	16,830	1,275	370	18,105	53	18,528	3,523	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV	10,384	—	14,900	2,137	—	17,037		17,037	2,698	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	658	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	55	910	12,015	1	12,926	2,565	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	31	1,100	9,031	1	10,132	1,687	2011	2011	35 Years
Tuscan Professional Building Irving, TX	4,992	1,100	12,525	244	1,100	12,769		13,869	2,176	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	20,309	1,900	24,910	—	1,900	24,910		26,810	4,201	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX	—	—	7,180	—	—	7,180		7,180	967	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	—	220	3,220		3,440	406	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	63	2013	2013	35 Years
Desert Valley Medical Center (d.) Phoenix, AZ	5,081	2,280	4,624	400	2,280	5,024	1	7,305	506	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	490	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA	—	—	3,571	—	—	3,571		3,571	222	2015	2015	35 Years
Mission Free-standing Emergency Department Mission, TX	—	1,441	4,696		1,441	4,696		6,137	301	2015	2015	35 Years
North Valley Medical Plaza (d.) Phoenix, AZ	—	930	6,929	60	930	6,989	360	8,279	652	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	270	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	172	2014	2014	35 Years
Rosenberg Children’s Medical Plaza (d.) Phoenix, AZ	8,146	—	23,302	34	—	23,336		23,336	1,897	2001	2001	35 Years
Phoenix Children’s East (d.) Valley Care Center Phoenix, AZ	6,202	1,050	10,900	—	1,050	10,900		11,950	884	2006	2006	35 Years
Palmdale Medical Plaza (d.) Palmdale, CA	—	—	10,555	1,701	—	12,256		12,256	1,175	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	151	2015	2015	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2016 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2016	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	166	2015	2015	30 Years
Santa Fe Professional Plaza (d.) Scottsdale, AZ	—	1,090	1,960	312	1,090	2,272	36	3,398	236	1999	1999	30 Years
Sierra San Antonio Medical Plaza (d.) Fontana, CA	—	—	11,538	206	—	11,744	9	11,753	1,074	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB (d.) Sparks, NV	4,231	—	9,276	569	—	9,845	28	9,873	1,280	2008	2008	30 Years
Weslaco Free-standing Emergency Dept Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	321	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	352	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,258	18,973	—	2,258	18,973		21,231	216	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	—	2,296	6,411		8,707	215	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	7,137	3,032	10,602	—	3,032	10,602		13,634	44	2016	2016	35 Years
Henderson Medical Plaza (e.) Henderson, NV	—	—	—	—	—	—	9,464	9,464		2017
TOTALS	$114,162	$48,798	$459,942	$66,617	$51,638	$523,719	$10,471	$585,828	$138,588

a.	Costs capitalized/divested subsequent to acquisition.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2016 on third-party debt that is non-recourse to us.
d.

During 2014, we purchased the third-party minority interests in these properties in which we previously held noncontrolling majority owned interests. Since that time, these properties are wholly-owned.

e.	Henderson Medical Plaza is scheduled to be completed and opened during the first quarter of 2017.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2016

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2014 to December 31, 2016:

	2016	2015	2014
Balance at January 1,	$511,657	$486,589	$395,669
Impact of consolidation of eight LLCs (a.)	—	—	84,064
Additions (b.)	14,186	4,972	3,298
Acquisitions	60,031	24,568	13,674
Disposals/Divestitures	(46)	(4,472)	(10,116)
Balance at December 31,	$585,828	$511,657	$486,589

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2014 to December 31, 2016:

	2016	2015	2014
Balance at January 1,	$121,161	$106,480	$97,921
Disposals/Divestitures	(9)	(1,568)	(5,859)
Depreciation expense	17,436	16,249	14,413
Other	—	—	5
Balance at December 31,	$138,588	$121,161	$106,480

(a.)

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

(b.)	Includes $9.5 million of CIP related to Henderson Medical Plaza, which is scheduled to be completed and opened during the first quarter of 2017.

Exhibit Index

Exhibit No.	Exhibit
10.2	Agreement dated December 1, 2016, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc.
11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.
32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document