Form 10-Q
period 2017-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2017-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares of beneficial interest outstanding at April 30, 2017—13,600,075

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the Condensed Consolidated Financial Statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS and seventeen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us that include tenants which are subsidiaries of UHS. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

For the Three Months Ended March 31, 2017 and 2016

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Base rental - UHS facilities	$4,080	$4,081
Base rental - Non-related parties	9,970	8,815
Bonus rental - UHS facilities	1,288	1,246
Tenant reimbursements and other - Non-related parties	2,193	1,873
Tenant reimbursements and other - UHS facilities	219	211
	17,750	16,226
Expenses:
Depreciation and amortization	6,145	5,436
Advisory fees to UHS	866	767
Other operating expenses	4,705	4,400
Transaction costs	70	82
	11,786	10,685
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain	5,964	5,541
Equity in income of unconsolidated LLCs	1,077	1,059
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	27,196	-
Interest expense, net	(2,675)	(2,172)
Net income	$31,562	$4,428
Basic earnings per share	$2.32	$0.33
Diluted earnings per share	$2.32	$0.33

Weighted average number of shares outstanding - Basic	13,580	13,307
Weighted average number of share equivalents	-	7
Weighted average number of shares and equivalents outstanding - Diluted	13,580	13,314

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2017 and 2016

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$31,562	$4,428
Other comprehensive (loss)/income:
Unrealized derivative (losses)/gains on interest rate caps	(18)	21
Total other comprehensive (loss)/income:	(18)	21
Total comprehensive income	$31,544	$4,449

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$536,356	$534,190
Accumulated depreciation	(143,346)	(138,588)
	393,010	395,602
Land	51,645	51,638
Net Real Estate Investments	444,655	447,240
Investments in and advances to limited liability companies ("LLCs")	4,722	35,593
Other Assets:
Cash and cash equivalents	4,067	3,930
Restricted cash	11,253	-
Base and bonus rent receivable from UHS	2,558	2,321
Rent receivable - other	5,515	5,291
Intangible assets (net of accumulated amortization of $27.4 million and $27.1 million at March 31, 2017 and December 31, 2016, respectively)	22,732	23,815
Deferred charges and other assets, net	6,877	6,560
Total Assets	$502,379	$524,750
Liabilities:
Line of credit borrowings	$169,900	$201,500
Mortgage notes payable, non-recourse to us, net	103,004	114,217
Accrued interest	563	626
Accrued expenses and other liabilities	9,423	11,809
Tenant reserves, deposits and prepaid rents	5,385	5,321
Total Liabilities	288,275	333,473
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2017 - 13,600,036; 2016 - 13,599,055	136	136
Capital in excess of par value	255,846	255,656
Cumulative net income	604,063	572,501
Cumulative dividends	(646,028)	(637,121)
Accumulated other comprehensive income	87	105
Total Equity	214,104	191,277
Total Liabilities and Equity	$502,379	$524,750

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$31,562	$4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,167	5,458
Amortization of debt premium	(68)	(56)
Stock-based compensation expense	127	111
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	(27,196)	—
Changes in assets and liabilities:
Rent receivable	(461)	(511)
Accrued expenses and other liabilities	(230)	(1,014)
Tenant reserves, deposits and prepaid rents	64	574
Accrued interest	(63)	34
Leasing costs paid	(250)	(122)
Other, net	(158)	192
Net cash provided by operating activities	9,494	9,094
Cash flows from investing activities:
Investments in LLCs	(371)	(5,386)
Repayments of advances made to LLC	216	209
Cash distributions in excess of income from LLCs	557	147
Additions to real estate investments, net	(4,181)	(1,841)
Cash proceeds received from divestiture of property, net of restricted cash	53,967	—
Net cash paid for acquisition of properties	—	(9,910)
Cash paid to acquire minority interests in majority-owned LLCs	(7,890)	—
Net cash provided by/(used in) investing activities	42,298	(16,781)
Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	(31,600)	17,500
Repayments of mortgage notes payable	(11,174)	(790)
Financing costs paid	(35)	(35)
Dividends paid	(8,907)	(8,596)
Issuance of shares of beneficial interest, net	61	30
Net cash (used in)/provided by financing activities	(51,655)	8,109
Increase in cash and cash equivalents	137	422
Cash and cash equivalents, beginning of period	3,930	3,894
Cash and cash equivalents, end of period	$4,067	$4,316
Supplemental disclosures of cash flow information:
Interest paid	$2,673	$2,072

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2017, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing properties of certain subsidiaries from UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each of the three hospital facilities leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 23% and 25% of our consolidated revenues for the three months ended March 31, 2017 and 2016, respectively.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the three months ended March 31, 2017 and 2016, respectively.  In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

In June, 2016, three wholly-owned subsidiaries of UHS provided the required notice to us, exercising the 5-year renewal options on the leases related to our acute care hospitals.  The renewals extended the lease terms on these facilities, at existing lease rates, to December, 2021.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital, a newly constructed, 130-bed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016. We have invested $10.8 million on the development and construction of this MOB as of March 31, 2017.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee is 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2016, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2017 pursuant to the same terms as the Advisory Agreement in place during 2016.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, restricted cash, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first three months of 2017 or 2016 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $866,000 and $767,000 for the three months ended March 31, 2017 and 2016, respectively, and were based upon average invested real estate assets of $495 million and $438 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2017 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of March 31, 2017 and December 31, 2016, UHS owned 5.8% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 23% and 25% of our consolidated revenues during the three-month periods ended March 31, 2017 and 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $8.9 million, or $.655 per share, during the first quarter of 2017 and $8.6 million, or $.645 per share, during the first quarter of 2016.

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

There were no shares issued pursuant to the ATM Program during the first quarter of 2017. Since inception of this ATM program, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses).

(4) Acquisitions, Dispositions and New Construction

Three Months Ended March 31, 2017:

Acquisitions:

There were no acquisitions during the first three months of 2017.

Disposition:

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.  St. Mary’s is a multi-tenant medical office building located in Reno, Nevada.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s for a purchase price of $7.9 million.

In connection with the divestiture of St. Mary’s, we are entitled to an aggregate of approximately $57.3 million of net cash proceeds.  These proceeds, which are net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan previously extended to Arlington Medical Properties, LLC by us when we held an 85% noncontrolling ownership interest in the LLC. As of March 31, 2017, approximately $11.3 million of the net sale proceeds due to us are being held as restricted cash by a qualified 1031 exchange intermediary in connection with potential future acquisitions, as discussed below. Our results of operations for the three-month period ended March 31, 2017 include a net gain of $27.2 million (net of related transaction costs) recorded in connection with these transactions.

Tax Deferred Like-Kind Exchange Transactions Under Section 1031 of the Internal Revenue Code:

As part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, we have completed the divestiture of St. Mary’s Professional Office Building in March, 2017, as discussed above, and the two previously announced 2016 acquisitions, as outlined below. In addition, we may complete other potential 2017 acquisitions, as outlined below.

Acquisitions Previously Completed in 2016:

•

2704 North Tenaya Way, located in Las Vegas, Nevada.  This MOB was acquired in November, 2016 for a total purchase price of approximately $15.3 million, including the assumption of approximately $7.1 million of third-party debt that is non-recourse to us.

•	Frederick Crestwood Medical Office Building, located in Frederick, Maryland. This MOB was acquired in September, 2016 for a purchase price of approximately $24.3 million.

Both of these 2016 acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore we believe they qualify as tax deferred like-kind exchange transactions in connection with the above-mentioned divestiture of St. Mary’s in March, 2017.

Other Potential 2017 Acquisitions:

•

In addition to the above-mentioned 2016 acquisitions, we may purchase one or more additional properties during 2017, as part of the planned like-kind exchange transactions.  We can provide no assurance that we will complete one or more additional acquisitions during 2017.  Any additional acquisitions completed during 2017 would need to be finalized by mid-September in order to qualify as tax deferred like-kind exchange transactions under the provisions of Section 1031 of the Internal Revenue Code in connection with the divestiture of St. Mary’s.

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016. The MOB was completed and opened during April, 2017. We have invested $10.8 million on the development and construction for this MOB as of March 31, 2017.

Three Months Ended March 31, 2016:

Acquisition:

In March, 2016, we purchased the Madison Professional Office Building located in Madison, Alabama for approximately $10.1 million. This multi-tenant property was fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for this MOB was allocated to the assets acquired and liabilities assumed consisting of tangible property and identified intangible assets, based on the fair value estimated at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOB at the time of acquisition which is being amortized over the average remaining lease term of approximately 6.2 years at the time of acquisition.

Land	$2,328
Buildings and improvements	6,523
Intangible assets	1,209
Deposit	(150)

Net cash paid	$9,910

Dispositions:

There were no divestitures during the first three months of 2016.

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

At March 31, 2017, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2017, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s.

The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2017:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.6 million outstanding as of March 31, 2017.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.4 million outstanding as of March 31, 2017.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of March 31, 2017.  This LLC has a third-party term loan, which is non-recourse to us, of $5.3 million outstanding as of March 31, 2017.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method during the three months ended March 31, 2017 and 2016.  The three months ended March 31, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.  The three months ended March 31, 2016, include the financial results of Arlington Medical Properties, LLC for the entire three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(amounts in thousands)
Revenues	$3,583	$3,736
Operating expenses	1,250	1,353
Depreciation and amortization	643	613
Interest, net	562	657
Net income	$1,128	$1,113
Our share of net income (a.)	$1,077	$1,059

(a.)

Our share of net income for the three months ended March 31, 2017 and 2016 includes approximately $284,000 and $296,000, respectively, of interest income earned by us on an advance made to Arlington Medical Properties, LLC. This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of March 31, 2017 and the five LLCs (including Arlington Medical Properties, LLC, which was divested during the first quarter of 2017) that were accounted for under the equity method as of December 31, 2016:

	March 31, 2017	December 31, 2016
	(amounts in thousands)
Net property, including CIP	$33,816	$60,970
Other assets	3,685	4,598
Total assets	$37,501	$65,568

Liabilities	$2,726	$3,334
Mortgage notes payable, non-recourse to us	28,222	28,367
Advances payable to us	-	21,638
Equity	6,553	12,229
Total liabilities and equity	$37,501	$65,568

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$4,722	$13,955
Advances to LLCs	-	21,638
Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	4,722	35,593
Amounts included in accrued expenses and other liabilities	(1,476)	(1,862)
Our share of equity in and advances to LLCs, net	$3,246	$33,731

As of March 31, 2017, and December 31, 2016, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2017	12/31/2016	Maturity Date
FTX MOB Phase II	$5,267	$5,301	August, 2017 (b.)
Grayson Properties	14,375	14,438	September, 2021
Brunswick Associates	8,580	8,628	December, 2024
	$28,222	$28,367

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
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

Pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and/or the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We expect that future property acquisitions will generally qualify as asset acquisitions under the standard, which permits the capitalization of acquisition costs to the underlying assets. We adopted this new guidance effective January 1, 2017. This new guidance is not expected to have a significant impact on our financial statements.

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2017, we had $169.9 million of outstanding borrowings and $2.7 million of letters of credit outstanding under our Credit Agreement. We had $77.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2017.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2017
Tangible net worth	$125,000	$191,372
Total leverage	< 60%	44.3%
Secured leverage	< 30%	16.1%
Unencumbered leverage	< 60%	40.3%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2017, with a combined outstanding balance of $103.0 million, excluding net debt premium of $368,000 and net financing fees of $353,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Peace Health fixed rate mortgage loan (c.)	$20,180	5.64%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (d.)	4,500	6.00%	June, 2017
Auburn Medical II floating rate mortgage loan (e.)	6,668	3.53%	July, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,007	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (b.)	6,164	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (b.)	9,968	4.06%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	4,202	4.06%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,103	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,699	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,201	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,269	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,047	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,105	4.95%	November, 2023
Tuscan Professional Building fixed rate mortgage loan	4,876	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	102,989
Less net financing fees	(353)
Plus net debt premium	368
Total mortgages notes payable, non-recourse to us, net	$103,004

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or repaid utilizing borrowings under our Credit Agreement.

(c.)	During April, 2017, upon its maturity, this $20.2 million fixed rate mortgage loan on the Peace Health Medical Clinic was repaid utilizing borrowings under our Credit Agreement.

(d.)    Upon its June, 2017 maturity date, we intend to repay this loan utilizing borrowings under our Credit Agreement.

(e.)    The maturity date on this loan has been extended to July, 2017, at which time we intend to repay the loan utilizing borrowings under our Credit Agreement.

On March 31, 2017, upon its maturity, the $10.3 million floating rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid.  In April, 2017, we refinanced this property with a $13.2 million, 4.03% fixed rate mortgage, which is non-recourse to us, which matures in April, 2024.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $105 million as of March 31, 2017. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2016, we had fifteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fifteen mortgages was $114.2 million (excluding net debt premium of $436,000 and net financing fees of $381,000), and had a combined fair value of approximately $115.7 million.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through the January, 2017 expiration, no payments were made to us by the counterparties pursuant to the terms of these caps.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical office buildings (“MOBs”). As of March 31, 2017, we have sixty-six real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	three free-standing emergency departments (“FEDs”);
•	fifty-three medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four pre-school and childcare centers.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions, governmental investigations and regulatory actions. Since UHS comprised approximately 31% and 33% of our consolidated revenues for the three-month period ended March 31, 2017 and the year ended December 31, 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

The legislation featured provisions that would, in material part (i) eliminate the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to a block grant; and (vi) permit states to seek a waiver of certain federal requirements that would allow such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.. The legislation will proceed to the U.S. Senate and, if the provisions of the proposed legislation are ultimately implemented along with other proposed amendments to the ACA, there can be no assurance that any such legislation will not have a negative financial impact on our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in our hospitals’ ability to receive reimbursement for health care services provided.

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

•

our ownership interest in four LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.

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

Results of Operations

During the three-month period ended March 31, 2017, net income increased to $31.6 million, as compared to $4.4 million during the first quarter of 2016.  The $27.1 million increase in net income during the first quarter of 2017, as compared to the comparable prior year quarter, was primarily attributable to:

•

a $27.2 million increase due to the gain on fair value recognition resulting from the purchase of minority interest in a majority-owned LLC and subsequent divestiture of the St. Mary’s Professional Office Building recorded during the first three months of 2017 (in connection with the March, 2017 Arlington Medical Properties, LLC transaction, as discussed herein);

•	a $503,000 decrease due to increased interest expense due, in part, to the borrowings utilized to finance various 2016 acquisitions, as well as an increase in our average cost of funds, and;

•	$441,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2016.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.1 million and $3.9 million for the three-month periods ended March 31, 2017 and 2016, respectively.   A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for REITs. We believe that FFO and FFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$31,562	$4,428
Depreciation and amortization expense on consolidated investments	6,022	5,333
Depreciation and amortization expense on unconsolidated affiliates	426	450
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	(27,196)	-
Funds From Operations	$10,814	$10,211
Weighted average number of shares and equivalents outstanding - Diluted	13,580	13,314
Funds From Operations per diluted share	$0.80	$0.77

Our FFO increased to $10.8 million during the three-month period ended March 31, 2017, as compared to $10.2 million during the comparable quarter of 2016.  The $603,000 increase in FFO during the first quarter of 2017, as compared to the first quarter of 2016, was primarily attributable to a net increase in the income (before depreciation and amortization expense) generated our properties, including the properties acquired at various times during 2016.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $9.5 million during the three-month period ended March 31, 2017 as compared to $9.1 million during the comparable period of 2016. The $400,000 net increase was attributable to:

•

a favorable change of $651,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation and gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC), as discussed above in Results of Operations;

•	a favorable change of $784,000 in accrued expenses and other liabilities resulting primarily from the timing of payments of accrued liabilities;
•	an unfavorable change of $510,000 in tenant reserves, deposits and prepaid rents resulting primarily from the timing of prepaid rents, and;
•	other combined net unfavorable changes of $525,000.

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was $42.3 million during the three months ended March 31, 2017 as compared to $16.8 million of net cash used in investing activities during the three months ended March 31, 2016.

During the three-month period ended March 31, 2017, we funded: (i) $371,000 in equity investments in various unconsolidated LLCs; (ii) $4.2 million in capital additions to real estate investments primarily related construction in progress costs for the Henderson Medical Plaza MOB, as discussed above (this MOB opened in April, 2017), as well as tenant improvements at various MOBs, and; (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties, LLC). In addition, during the three-month period ended March 31, 2017, we received: (i) $54.0 million of net cash proceeds received in connection with the divestiture of St. Mary’s Professional Office Building, as discussed herein (net of closing costs and $11.3 million of restricted cash held by a qualified 1031 exchange intermediary for potential future acquisitions); (ii) $216,000 of installment repayments of member loan advanced to an LLC, and; (iii) $557,000 of cash distributions in excess of income received from our unconsolidated LLCs. The $54.0 million of net cash proceeds received in connection with the divestiture of St. Mary’s Professional Office Building includes repayment of $21.4 million previously extended member loan that was provided by us to Arlington Medical Properties, LLC when we held an 85% noncontrolling ownership interest in the LLC.

During the three-month period ended March 31, 2016, we funded: (i) $5.4 million in equity investments in various unconsolidated LLCs, including $4.8 million to purchase an additional 10% equity interest in the Arlington Medical Properties, LLC; (ii) $1.8 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs, and; (iii) $9.9 million to acquire the real estate assets of a medical office building, as discussed above.  In addition, during the three-month period ended March 31, 2016, we received: (i) $209,000 as an installment repayment of an outstanding member loan advanced to an unconsolidated LLC, and; (ii) $147,000 of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $51.7 million during the three months ended March 31, 2017, as compared to $8.1 million of net cash provided by financing activities during the three months ended March 31, 2016.

During the three-month period ended March 31, 2017, we paid: (i) $31.6 million of net borrowings on our revolving line of credit; (ii) $11.2 million on mortgages and other notes payable that are non-recourse to us, including the repayment of a $10.3 million mortgage which was refinanced during April, 2017; (iii) $35,000 of financing costs related to the revolving credit facility, and; (iv) $8.9 million of dividends. Additionally, during the three months ended March 31, 2017, we received $61,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2017 and 2016:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $9.5 million and $9.1 million during the three-month periods ended March 31, 2017 and 2016, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense and the gain recorded during the first three months of 2017 are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $557,000 and $147,000 during the three- month periods ended March 31, 2017 and 2016, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $10.1 million and $9.2 million of net cash during the three months ended March 31, 2017 and 2016, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $8.9 million and $8.6 million during the three months ended March 31, 2017 and 2016, respectively. During the first three months of 2017, the $10.1 million of net cash generated related to the operating activities of our properties was approximately $1.1 million greater than the $8.9 million of dividends paid during the first quarter of 2017. During the first three months of 2016, the $9.2 million of net cash generated related to the operating activities of our properties was $645,000 greater than the $8.6 million of dividends paid during the first quarter of 2016.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2017 and 2016.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity.  Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $250 million revolving credit facility agreement (which has $77.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2017); (ii) the issuance of equity pursuant to our at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At March 31, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At March 31, 2017, we had $169.9 million of outstanding borrowings and $2.7 million of letters of credit outstanding under our Credit Agreement. We had $77.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2017.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2017
Tangible net worth	$125,000	$191,372
Total leverage	< 60%	44.3%
Secured leverage	< 30%	16.1%
Unencumbered leverage	< 60%	40.3%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have fourteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2017, with a combined outstanding balance of $103.0 million, excluding net debt premium of $368,000 and net financing fees of $353,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Peace Health fixed rate mortgage loan (c.)	$20,180	5.64%	April, 2017
Medical Center of Western Connecticut fixed rate mortgage loan (d.)	4,500	6.00%	June, 2017
Auburn Medical II floating rate mortgage loan (e.)	6,668	3.53%	July, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	11,007	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (b.)	6,164	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (b.)	9,968	4.06%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	4,202	4.06%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan	8,103	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,699	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,201	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,269	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,047	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,105	4.95%	November, 2023
Tuscan Professional Building fixed rate mortgage loan	4,876	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	102,989
Less net financing fees	(353)
Plus net debt premium	368
Total mortgages notes payable, non-recourse to us, net	$103,004

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or paid utilizing borrowings under our Credit Agreement.

(c.)	During April, 2017, upon its maturity, this $20.2 million fixed rate mortgage loan on the Peace Health Medical Clinic was repaid utilizing borrowings under our Credit Agreement.

(d.)    Upon its maturity in June, 2017, we intend to repay this loan utilizing borrowings under our Credit Agreement.

(e.)    The maturity date on this loan has been extended to July, 2017, at which time we intend to repay this loan utilizing borrowings under our Credit Agreement.

On March 31, 2017, upon its maturity, the $10.3 million floating rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid.  In April, 2017, we refinanced this property with a $13.2 million, 4.03% fixed rate mortgage, which is non-recourse to us, which matures in April, 2024.

 Off Balance Sheet Arrangements

As of March 31, 2017, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2017 totaled $2.7 million consisting of: (i) $1.7 million related to Centennial Hills Medical Properties; (ii) $375,000 related to FTX MOB Phase II, LP, and; (iii) $650,000 related to Banburry Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2017.

Item 4. Controls and Procedures

As of March 31, 2017, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 8, 2017	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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