Form 10-Q
period 2017-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2017-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of common shares of beneficial interest outstanding at July 31, 2017—13,606,901

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Base rental - UHS facilities	$4,303	$4,079	$8,383	$8,160
Base rental - Non-related parties	10,116	9,030	20,086	17,845
Bonus rental - UHS facilities	1,242	1,193	2,530	2,439
Tenant reimbursements and other - Non-related parties	2,239	1,943	4,432	3,816
Tenant reimbursements and other - UHS facilities	245	216	464	427
	18,145	16,461	35,895	32,687
Expenses:
Depreciation and amortization	6,295	5,543	12,440	10,979
Advisory fees to UHS	874	781	1,740	1,548
Other operating expenses	4,923	4,540	9,628	8,940
Transaction costs	56	64	126	146
	12,148	10,928	23,934	21,613
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain	5,997	5,533	11,961	11,074
Equity in income of unconsolidated LLCs	498	1,227	1,575	2,286
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	-	-	27,196	-
Interest expense, net	(2,462)	(2,237)	(5,137)	(4,409)
Net income	$4,033	$4,523	$35,595	$8,951
Basic earnings per share	$0.30	$0.34	$2.62	$0.67
Diluted earnings per share	$0.30	$0.34	$2.62	$0.67

Weighted average number of shares outstanding - Basic	13,583	13,397	13,581	13,352
Weighted average number of share equivalents	-	7	-	7
Weighted average number of shares and equivalents outstanding - Diluted	13,583	13,404	13,581	13,359

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2017 and 2016

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$4,033	$4,523	$35,595	$8,951
Other comprehensive loss:
Unrealized derivative losses on interest rate caps	(75)	(43)	(93)	(22)
Total other comprehensive loss:	(75)	(43)	(93)	(22)
Total comprehensive income	$3,958	$4,480	$35,502	$8,929

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$539,729	$534,190
Accumulated depreciation	(148,279)	(138,588)
	391,450	395,602
Land	51,645	51,638
Net Real Estate Investments	443,095	447,240
Investments in and advances to limited liability companies ("LLCs")	4,718	35,593
Other Assets:
Cash and cash equivalents	4,109	3,930
Restricted cash	11,253	-
Base and bonus rent and other receivables from UHS	3,630	2,321
Rent receivable - other	5,697	5,291
Intangible assets (net of accumulated amortization of $28.4 million and $27.1 million at June 30, 2017 and December 31, 2016, respectively)	21,460	23,815
Deferred charges and other assets, net	5,863	6,560
Total Assets	$499,825	$524,750
Liabilities:
Line of credit borrowings	$182,850	$201,500
Mortgage notes payable, non-recourse to us, net	90,649	114,217
Accrued interest	564	626
Accrued expenses and other liabilities	10,283	11,809
Tenant reserves, deposits and prepaid rents	6,432	5,321
Total Liabilities	290,778	333,473
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2017 - 13,606,889; 2016 - 13,599,055	136	136
Capital in excess of par value	255,811	255,656
Cumulative net income	608,096	572,501
Cumulative dividends	(655,008)	(637,121)
Accumulated other comprehensive income	12	105
Total Equity	209,047	191,277
Total Liabilities and Equity	$499,825	$524,750

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,595	$8,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,476	11,027
Amortization of debt premium	(100)	(111)
Stock-based compensation expense	252	228
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	(27,196)	—
Changes in assets and liabilities:
Rent receivable	(683)	(400)
Accrued expenses and other liabilities	(398)	(446)
Tenant reserves, deposits and prepaid rents	79	593
Accrued interest	(62)	10
Leasing costs paid	(403)	(297)
Other, net	783	454
Net cash provided by operating activities	20,343	20,009
Cash flows from investing activities:
Investments in LLCs	(532)	(5,454)
Repayments of advances made to LLC	216	421
Cash distributions in excess of income from LLCs	734	104
Additions to real estate investments, net	(6,537)	(4,143)
Cash proceeds received from divestiture of property, net of restricted cash	53,967	—
Deposit on real estate assets	(150)	—
Net cash paid for acquisition of properties	—	(27,943)
Cash paid to acquire minority interests in majority-owned LLCs	(7,890)	—
Net cash provided by/(used in) investing activities	39,808	(37,015)
Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	(18,650)	24,850
Repayments of mortgage notes payable	(36,473)	(1,596)
Proceeds from mortgage notes payable	13,200	—
Financing costs paid	(284)	(307)
Dividends paid	(17,887)	(17,393)
Partial settlement of dividend equivalent rights	—	(1)
Issuance of shares of beneficial interest, net	122	12,266
Net cash (used in)/provided by financing activities	(59,972)	17,819
Increase in cash and cash equivalents	179	813
Cash and cash equivalents, beginning of period	3,930	3,894
Cash and cash equivalents, end of period	$4,109	$4,707
Supplemental disclosures of cash flow information:
Interest paid	$5,039	$4,251

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2017, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% and 24% of our consolidated revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately 23% and 25% of our consolidated revenues for the six months ended June 30, 2017 and 2016, respectively.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for each of the three months ended June 30, 2017 and 2016, and approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the six months ended June 30, 2017 and 2016, respectively.  In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital, a newly constructed, 130-bed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested $10.7 million on the development and construction of this MOB as of June 30, 2017.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, restricted cash, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first six months of 2017 or 2016 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $874,000 and $781,000 for the three months ended June 30, 2017 and 2016, respectively, and were based upon average invested real estate assets of $499 million and $446 million for the three-month periods ended June 30, 2017 and 2016, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $1.7 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, and were based upon average invested real estate assets of $497 million and $442 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2017 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock.

In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of June 30, 2017 and December 31, 2016, UHS owned 5.8% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 22% and 24% of our consolidated revenues during the three-month periods ended June 30, 2017 and 2016, respectively, and comprised approximately 23% and 25% of our consolidated revenues during the six-month periods ended June 30, 2017 and 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $9.0 million, or $.66 per share, during the second quarter of 2017 and $8.8 million, or $.65 per share, during the second quarter of 2016.  We declared and paid dividends of $17.9 million, or $1.315 per share, during the six-month period ended June 30, 2017 and $17.4 million, or $1.295 per share, during the six-month period ended June 30, 2016.

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

There were no shares issued pursuant to the ATM Program during the first six months of 2017. Since inception of this ATM program, we have issued 829,916 shares at an average price of $48.77 per share, which generated approximately $38.8 million of net proceeds (net of approximately $1.7 million, consisting of compensation of $1.0 million to Merrill Lynch as well as $680,000 of other various fees and expenses).

(4) Acquisitions, Dispositions and New Construction

Subsequent Events:

Acquisitions:

During July, 2017, we acquired The Health Center at Hamburg located in Hamburg, Pennsylvania for a purchase price of approximately $4.7 million. This medical office building is 100% leased under the terms of a triple net lease and has a remaining lease term of approximately 8.5 years at the time of purchase.   This acquisition was planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore we believe it qualifies as tax deferred like-kind exchange transactions, as discussed below, in connection with the below-mentioned divestiture of St. Mary’s Professional Office Building in March, 2017.

Six Months Ended June 30, 2017:

Acquisitions:

There were no acquisitions during the first six months of 2017.

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

In connection with the divestiture of St. Mary’s, we are entitled to an aggregate of approximately $57.3 million of net cash proceeds.  These proceeds, which are net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan previously extended to Arlington Medical Properties, LLC by us when we held an 85% noncontrolling ownership interest in the LLC. As of June 30, 2017, approximately $11.3 million of the net sale proceeds due to us are being held as restricted cash by a qualified 1031 exchange intermediary, approximately $4.7 million of which was utilized to finance the purchase of The Health Center of Hamburg in July, 2017, as discussed above. Our results of operations for the six-month period ended June 30, 2017 include a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

Tax Deferred Like-Kind Exchange Transactions Under Section 1031 of the Internal Revenue Code:

As part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code in connection with the divestiture of St. Mary’s, in addition to the above-mentioned July, 2017 acquisition of the Health Center at Hamburg, we completed two previously announced 2016 acquisitions, as outlined below, and may complete another potential 2017 acquisition, as discussed below.

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

Both of these 2016 acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore we believe they qualify as tax deferred like-kind exchange transactions in connection with the divestiture of St. Mary’s in March, 2017.

Other Potential 2017 Acquisitions:

•

In addition to the above-mentioned 2016 and 2017 acquisitions, we may purchase one additional property during 2017, as part of the planned like-kind exchange transaction.  We can provide no assurance that we will complete an additional acquisition during 2017, and any additional acquisition completed during 2017 would need to be finalized by mid-September, 2017, in order to qualify as a tax-deferred like-kind exchange transaction under the provisions of Section 1031 of the Internal Revenue Code in connection with the divestiture of St. Mary’s.

New Construction:

During the first quarter of 2016, we committed to invest up to $21.1 million in the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016. The MOB was completed and opened during April, 2017. We have invested $10.7 million on the development and construction for this MOB as of June 30, 2017.

Six Months Ended June 30, 2016:

Acquisition:

During the six months ended June 30, 2016, we spent $28.1 million to:

•

purchase the Chandler Corporate Center III located in Chandler, Arizona, during the second quarter of 2016 for approximately $18.0 million.  The property was 92% occupied by one tenant pursuant to the terms of a twelve year escalating triple-net lease, with a ten year fair-market value renewal option at the time of acquisition. The lease had a remaining lease term of approximately 11.3 years at the time of acquisition.

•

purchase the Madison Professional Office Building located in Madison, Alabama, during the first quarter of 2016 for approximately $10.1 million (including $150,000 deposit made in 2015). This multi-tenant property was fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair value at acquisition as detailed in the table below. Previous reported estimated purchase price allocations that have been finalized did not have a material impact on our consolidated financial statements.  The intangible assets include the value of in-place leases at the properties at the time of acquisition as well as the above market lease values, if applicable. The value of the in-place leases will be amortized over the average remaining lease terms of approximately 6 to 11 years at the time of acquisition.  The above/below market leases, which are reflected below as intangible assets/below-market intangibles will be amortized over the remaining term of the respective leases. The estimated aggregate allocation is as follows:

Land	$4,624
Buildings and improvements	20,542
Intangible assets	3,746
Below-market intangibles	(819)
Deposit	(150)

Net cash paid	$27,943

Dispositions:

There were no divestitures during the first six months of 2016.

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

At June 30, 2017, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2017, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2017:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.5 million outstanding as of June 30, 2017.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.3 million outstanding as of June 30, 2017.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of June 30, 2017.  This LLC has a third-party term loan, which is non-recourse to us, of $5.2 million outstanding as of June 30, 2017.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method during the three and six months ended June 30, 2017 and 2016.  The six months ended June 30, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.  The three and six months ended June 30, 2016, include the financial results of Arlington Medical Properties, LLC for the entire three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,410	$3,925	$5,993	$7,661
Operating expenses	939	1,343	2,189	2,696
Depreciation and amortization	421	651	1,064	1,264
Interest, net	337	635	899	1,292
Net income	$713	$1,296	$1,841	$2,409
Our share of net income (a.)	$498	$1,227	$1,575	$2,286

(a.)

Our share of net income for the three months ended June 30, 2016 includes approximately $293,000 of interest income earned by us on an advance made to Arlington Medical Properties, LLC.   This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017, therefore there was no interest income earned by us on this advance during the three months ended June 30, 2017.   Our share of net income for the six months ended June 30, 2017 and 2016 includes approximately $284,000 and $589,000, respectively, of interest income earned by us on the advance made to Arlington Medical Properties, LLC.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of June 30, 2017 and the five LLCs (including Arlington Medical Properties, LLC, which was divested during the first quarter of 2017) that were accounted for under the equity method as of December 31, 2016:

	June 30, 2017	December 31, 2016
	(amounts in thousands)
Net property, including CIP	$33,485	$60,970
Other assets	3,735	4,598
Total assets	$37,220	$65,568

Liabilities	$2,671	$3,334
Mortgage notes payable, non-recourse to us	28,082	28,367
Advances payable to us	-	21,638
Equity	6,467	12,229
Total liabilities and equity	$37,220	$65,568

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$4,718	$13,955
Advances to LLCs	-	21,638
Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	4,718	35,593
Amounts included in accrued expenses and other liabilities	(1,487)	(1,862)
Our share of equity in and advances to LLCs, net	$3,231	$33,731

As of June 30, 2017, and December 31, 2016, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2017	12/31/2016	Maturity Date
FTX MOB Phase II	$5,234	$5,301	August, 2017 (b.)
Grayson Properties	14,313	14,438	September, 2021
Brunswick Associates	8,535	8,628	December, 2024
	$28,082	$28,367

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

Subsequent to June 30, 2017, this loan has been extended to mature on October 1, 2017, at which time it will be refinanced pursuant to: (i) a new or renewed third-party mortgage loan; (ii) a member loan extended from us to the LLC, or; (iii) equity contributions to the LLC by us and the third-party member.  Funds required from us to the LLC for either the member loan or our share of an equity contribution would likely be borrowed under our Credit Agreement.

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

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018.  A reporting entity may apply the new standard using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach.  We have not yet determined the method by which we will adopt the new standard; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At June 30, 2017, we had $182.9 million of outstanding borrowings and $2.1 million of letters of credit outstanding under our Credit Agreement. We had $65.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2017. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2017
Tangible net worth	$131,607	$187,587
Total leverage	< 60%	44.1%
Secured leverage	< 30%	14.1%
Unencumbered leverage	< 60%	41.5%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have thirteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2017, with a combined outstanding balance of $90.9 million, excluding net debt premium of $336,000 and net financing fees of $577,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Auburn Medical II floating rate mortgage loan (b.)	$6,615	3.80%	July, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (c.)	10,921	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (c.)	6,126	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	9,897	4.33%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (c.)	4,177	4.33%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	8,058	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,674	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,154	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,222	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,014	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,073	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,200	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,759	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	90,890
Less net financing fees	(577)
Plus net debt premium	336
Total mortgages notes payable, non-recourse to us, net	$90,649

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	During July, 2017, upon its maturity, this $6.7 million floating rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or repay utilizing borrowings under our Credit Agreement.

On June 1, 2017, upon its maturity, the $4.5 million fixed rate mortgage loan on the Medical Center of Western Connecticut was fully repaid utilizing borrowings under our Credit Agreement.

On April 3, 2017, upon its maturity, the $20.2 million fixed rate mortgage loan on the Peace Health Medical Clinic was fully repaid utilizing borrowings under our Credit Agreement.

On March 31, 2017, upon its maturity, a $10.3 million floating rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid.  In April, 2017, we refinanced this property with a $13.2 million fixed rate mortgage, as shown above.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $92.1 million as of June 30, 2017. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, medical office buildings (“MOBs”), free-standing emergency departments and childcare centers. As of July 31, 2017, we have sixty-seven real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	fifty-four medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•	three free-standing emergency departments (“FEDs”), and;
•	four pre-school and childcare centers.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions. Since UHS comprised approximately 32% and 33% of our consolidated revenues for the six-month period ended June 30, 2017 and the year ended December 31, 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

in May, 2017, the U.S. House of Representatives voted to adopt legislation ( the “ACHA”) to replace portions of the ACA. The legislation featured provisions that would, in material part (i) eliminate the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to a block grant; and (vi) permit states to seek a waiver of certain federal requirements that would allow such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. In June, 2017, The Better Care Reconciliation Act (“BCRA”) was introduced in the U.S. Senate. The BCRA as originally introduced or modified was similar to the AHCA and would have generally eliminated the employer mandate, imposed a waiting period for individuals who voluntarily allow their health insurance coverage to lapse, provide varying insurance subsidies for individuals with income below 350% of the federal poverty level, begin phasing out the Enhanced FMAP in 2021, converted Medicaid funding to a block grant or per capital formula, allow health savings accounts to be used to pay for premiums for high-deductible health plans, and allow insurers to offer non-Affordable Care Act compliant plans in certain markets.  However, as of the date of this report, the Senate has not passed the BCRA as originally introduced or any of the proposed amended forms of the legislation.  It is uncertain when or if any other bills similar to the ACHA or BCRA or other bills amending or repealing all of portions of the ACA will be enacted.  If the provisions of the AHCA or BCRA are ultimately implemented along with other proposed amendments to the ACA, there can be no assurance that any such legislation will not have a negative financial impact on the operators or tenants of our facilities which in turn could have a negative impact on our results of operations and financial condition.

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

Results of Operations

During the three-month period ended June 30, 2017, net income decreased to $4.0 million, as compared to $4.5 million during the second quarter of 2016.  The $490,000 decrease was primarily attributable to:

•

a $225,000 decrease due to increased interest expense resulting primarily from increased net borrowings under our revolving credit facility utilized to finance various 2016 acquisitions as well as an increase in our average cost of funds, partially offset by the repayment of borrowings under our revolving credit facility utilizing a portion of the proceeds generated from the divestiture of St. Mary’s in March, 2017;

•	a $729,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s, and;

•	$464,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2016.

During the six-month period ended June 30, 2017, net income increased to $35.6 million, as compared to $9.0 million during the first six months of 2016.  The $26.6 million increase was primarily attributable to:

•

a $27.2 million increase due to the gain on fair value recognition resulting from the purchase of minority interest in a majority-owned LLC and subsequent divestiture of St. Mary’s recorded during the first quarter of 2017 (in connection with the March, 2017 Arlington Medical Properties, LLC transaction, as discussed herein);

•

a $728,000 decrease due to increased interest expense resulting primarily from increased net borrowings under our revolving credit facility utilized to finance various 2016 acquisitions as well as an increase in our average cost of funds, partially offset by the repayment of borrowings under our revolving credit facility utilizing a portion of the proceeds generated from the divestiture of St. Mary’s in March, 2017;

•	$176,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2016.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.4 million and $4.1 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $8.6 million and $8.0 million for the six-month periods ended June 30, 2017 and 2016, respectively.  The increase in operating expenses during the three and six month periods ended June 30, 2017 as compared to the prior year periods is primarily due to new acquisitions as discussed above. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,033	$4,523	$35,595	$8,951
Depreciation and amortization expense on consolidated investments	6,167	5,435	12,189	10,768
Depreciation and amortization expense on unconsolidated affiliates	253	465	679	915
Gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC, net	-	-	(27,196)	-
Funds From Operations	$10,453	$10,423	$21,267	$20,634
Weighted average number of shares and equivalents outstanding - Diluted	13,583	13,404	13,581	13,359
Funds From Operations per diluted share	$0.77	$0.78	$1.57	$1.54

Our FFO was $10.5 million, or $.77 per diluted share, during the three-month period ended June 30, 2017, as compared to $10.4 million, or $.78 per diluted share, during the comparable quarter of 2016.  Our FFO increased to $21.3 million, or $1.57 per diluted share, during the first six-month period ended June 30, 2017, as compared to $20.6 million, or $1.54 per diluted share, during the comparable period of 2016. The $633,000 increase in FFO during the first six months of 2017, as compared to the first six months of 2016, was primarily attributable to a net increase in the income (before depreciation and amortization expense) generated our properties, including the properties acquired at various times during 2016.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $20.3 million during the six-month period ended June 30, 2017 as compared to $20.0 million during the comparable period of 2016. The $334,000 net increase was attributable to:

•

a favorable net change of $932,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation and gain on fair value recognition resulting from purchase of minority interest in majority-owned LLC), as discussed above in Results of Operations;

•	an unfavorable change of $514,000 in tenant reserves, deposits and prepaid rents resulting primarily from the timing of prepaid rents;
•	an unfavorable change of $283,000 in rent receivable, and;
•	other combined net favorable changes of $199,000.

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was $39.8 million during the six months ended June 30, 2017 as compared to $37.0 million of net cash used in investing activities during the six months ended June 30, 2016.

During the six-month period ended June 30, 2017, we funded: (i) $532,000 in equity investments in various unconsolidated LLCs; (ii) $6.5 million in capital additions to real estate investments including construction costs for the Henderson Medical Plaza MOB (this MOB opened in April, 2017), as well as tenant improvements at various MOBs; (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties, LLC), and; (iv) $150,000 deposit on real estate assets in connection with the July, 2017 acquisition of the Health Center of Hamburg. In addition, during the six-month period ended June 30, 2017, we received: (i) $54.0 million of net cash proceeds generated in connection with the divestiture of St. Mary’s Professional Office Building, as discussed herein (net of closing costs and $11.3 million of restricted cash held by a qualified 1031 exchange intermediary as of June 30, 2017); (ii) $216,000 of installment repayments of member loan advanced to an LLC, and; (iii) $734,000 of cash distributions in excess of income received from our unconsolidated LLCs. The $54.0 million of net cash proceeds generated in connection with the divestiture of St. Mary’s Professional Office Building includes repayment of a $21.4 million previously extended member loan that was provided by us to Arlington Medical Properties, LLC when we held an 85% noncontrolling ownership interest in the LLC.

During the six-month period ended June 30, 2016, we funded: (i) $5.5 million in equity investments in various unconsolidated LLCs; (ii) $4.1 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs as well as construction costs for Henderson Medical Plaza, and; (iii) $27.9 million to acquire the real estate assets of two properties, as discussed above.  In addition, during the six-month period ended June 30, 2016, we received: (i) $421,000 of installment repayments of an outstanding member loan that was provided by us to Arlington Medical Properties, LLC, and; (ii) $104,000 of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $60.0 million during the six months ended June 30, 2017, as compared to $17.8 million of net cash provided by financing activities during the six months ended June 30, 2016.

During the six-month period ended June 30, 2017, we paid: (i) $18.7 million of net borrowings on our revolving credit facility; (ii) $36.5 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $35.0 million related to previously outstanding mortgage notes payable on three properties that were funded utilizing borrowings under our revolving credit facility; (iii) $284,000 of financing costs related to the revolving credit facility and a new mortgage note payable that is non-recourse to us, and; (iv) $17.9 million of dividends. Additionally, during the six months ended June 30, 2017, we received: (i) $13.2 million of proceeds from a new mortgage note payable that is non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility), and; (ii) $122,000 of net cash from the issuance of shares of beneficial interest.

During the six-month period ended June 30, 2016, we: (i) received $24.9 million of additional net borrowings on our revolving credit facility, and; (ii) received $12.3 million of net cash from the issuance of shares of beneficial interest, including cash proceeds generated pursuant to the ATM program. Additionally, during the six months ended June 30, 2016, we paid: (i) $1.6 million on mortgage notes payable that are non-recourse to us; (ii) $307,000 of financing costs paid related to the amendment of our revolving credit facility, and; (iii) $17.4 million of dividends.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2017 and 2016:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $20.3 million and $20.0 million during the six-month periods ended June 30, 2017 and 2016, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense and the gain recorded during the first six months of 2017 are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $734,000 and $104,000 during the six-month periods ended June 30, 2017 and 2016, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $21.1 million and $20.1 million of net cash during the six months ended June 30, 2017 and 2016, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $17.9 million and $17.4 million during the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017, the $21.1 million of net cash generated related to the operating activities of our properties was approximately $3.2 million greater than the $17.9 million of dividends paid during the first six months of 2017. During the first six months of 2016, the $20.1 million of net cash generated related to the operating activities of our properties was $2.7 million greater than the $17.4 million of dividends paid during the first six months of 2016.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2017 and 2016.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity.  Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $250 million revolving credit facility agreement (which has $65.1 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of June 30, 2017); (ii) the issuance of equity pursuant to our at-the-market equity issuance program; (iii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2015, we entered into a $185 million revolving credit agreement (“Credit Agreement”) which was amended on May 24, 2016 to, among other things, increase the borrowing capacity to $250 million. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At June 30, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At June 30, 2017, we had $182.9 million of outstanding borrowings and $2.1 million of letters of credit outstanding under our Credit Agreement. We had $65.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2017.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2017
Tangible net worth	$131,607	$187,587
Total leverage	< 60%	44.1%
Secured leverage	< 30%	14.1%
Unencumbered leverage	< 60%	41.5%
Fixed charge coverage	> 1.50x	3.6x

As indicated on the following table, we have thirteen mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2017, with a combined outstanding balance of $90.9 million, excluding net debt premium of $336,000 and net financing fees of $577,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Auburn Medical II floating rate mortgage loan (b.)	$6,615	3.80%	July, 2017
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (c.)	10,921	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (c.)	6,126	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	9,897	4.33%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (c.)	4,177	4.33%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	8,058	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,674	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,154	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,222	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	5,014	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,073	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,200	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,759	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	90,890
Less net financing fees	(577)
Plus net debt premium	336
Total mortgages notes payable, non-recourse to us, net	$90,649

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	During July, 2017, upon its maturity, this $6.7 million floating rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or repay utilizing borrowings under our Credit Agreement.

On June 1, 2017, upon its maturity, the $4.5 million fixed rate mortgage loan on the Medical Center of Western Connecticut was fully repaid utilizing borrowings under our Credit Agreement.

On April 3, 2017, upon its maturity, the $20.2 million fixed rate mortgage loan on the Peace Health Medical Clinic was fully repaid utilizing borrowings under our Credit Agreement.

On March 31, 2017, upon its maturity, a $10.3 million floating rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid.  In April, 2017, we refinanced the property with a $13.2 million fixed rate mortgage, as shown above.

 Off Balance Sheet Arrangements

As of June 30, 2017, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at June 30, 2017 totaled $2.1 million consisting of: (i) $1.7 million related to Centennial Hills Medical Properties, and; (ii) $375,000 related to FTX MOB Phase II, LP.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2017.

Item 4. Controls and Procedures

As of June 30, 2017, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first six months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2017	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

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