Form 10-Q
period 2017-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2017-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of common shares of beneficial interest outstanding at October 31, 2017—13,734,618

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have four various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the Condensed Consolidated Financial Statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Base rental - UHS facilities	$4,242	$4,066	$12,625	$12,226
Base rental - Non-related parties	10,167	9,273	30,253	27,118
Bonus rental - UHS facilities	1,126	1,118	3,656	3,557
Tenant reimbursements and other - Non-related parties	2,440	2,168	6,872	5,984
Tenant reimbursements and other - UHS facilities	219	176	683	603
	18,194	16,801	54,089	49,488
Expenses:
Depreciation and amortization	6,321	5,893	18,761	16,872
Advisory fees to UHS	908	832	2,648	2,380
Other operating expenses	4,877	4,663	14,505	13,603
Transaction costs	(19)	331	107	477
Hurricane related expenses	3,398	-	3,398	-
Hurricane insurance recoveries	(3,398)	-	(3,398)	-
	12,087	11,719	36,021	33,332
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain	6,107	5,082	18,068	16,156
Equity in income of unconsolidated LLCs	384	1,110	1,959	3,396
Gain on Arlington transaction	-	-	27,196	-
Interest expense, net	(2,531)	(2,374)	(7,668)	(6,783)
Net income	$3,960	$3,818	$39,555	$12,769
Basic earnings per share	$0.29	$0.28	$2.91	$0.95
Diluted earnings per share	$0.29	$0.28	$2.91	$0.95

Weighted average number of shares outstanding - Basic	13,621	13,575	13,595	13,426
Weighted average number of share equivalents	-	-	-	5
Weighted average number of shares and equivalents outstanding - Diluted	13,621	13,575	13,595	13,431

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,960	$3,818	$39,555	$12,769
Other comprehensive income/(loss):
Unrealized derivative income/(loss) on interest rate caps	12	16	(81)	(6)
Total other comprehensive income/(loss):	12	16	(81)	(6)
Total comprehensive income	$3,972	$3,834	$39,474	$12,763

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$547,358	$534,190
Accumulated depreciation	(149,909)	(138,588)
	397,449	395,602
Land	53,037	51,638
Net Real Estate Investments	450,486	447,240
Investments in and advances to limited liability companies ("LLCs")	4,695	35,593
Other Assets:
Cash and cash equivalents	3,948	3,930
Base and bonus rent and other receivables from UHS	3,883	2,321
Rent receivable - other	5,864	5,291
Hurricane insurance recoveries receivable	1,898	-
Intangible assets (net of accumulated amortization of $29.6 million and $27.1 million at September 30, 2017 and December 31, 2016, respectively)	21,669	23,815
Deferred charges and other assets, net	6,535	6,560
Total Assets	$498,978	$524,750
Liabilities:
Line of credit borrowings	$176,700	$201,500
Mortgage notes payable, non-recourse to us, net	83,464	114,217
Accrued interest	620	626
Accrued expenses and other liabilities	14,817	11,809
Tenant reserves, deposits and deferred and prepaid rents	10,070	5,321
Total Liabilities	285,671	333,473
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2017 - 13,734,606; 2016 - 13,599,055	137	136
Capital in excess of par value	265,132	255,656
Cumulative net income	612,056	572,501
Cumulative dividends	(664,042)	(637,121)
Accumulated other comprehensive income	24	105
Total Equity	213,307	191,277
Total Liabilities and Equity	$498,978	$524,750

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,555	$12,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,804	16,920
Amortization of debt premium	(126)	(166)
Stock-based compensation expense	390	354
Hurricane related expenses	3,398	—
Hurricane insurance recoveries	(3,398)	—
Gain on Arlington transaction	(27,196)	—
Changes in assets and liabilities:
Rent receivable	(913)	(497)
Accrued expenses and other liabilities	89	203
Tenant reserves, deposits and deferred and prepaid rents	3,527	604
Accrued interest	(6)	47
Leasing costs paid	(475)	(452)
Other, net	(22)	(30)
Net cash provided by operating activities	33,627	29,752
Cash flows from investing activities:
Investments in LLCs	(532)	(5,454)
Repayments of advances made to LLC	216	634
Cash distributions in excess of income from LLCs	1,060	318
Additions to real estate investments, net	(10,983)	(7,104)
Cash proceeds received from divestiture of property, net	65,220	—
Hurricane insurance recoveries for damaged real estate property	1,500	—
Deposit on real estate assets	—	(420)
Net cash paid for acquisition of properties	(9,040)	(52,193)
Cash paid to acquire minority interests in majority-owned LLCs	(7,890)	—
Net cash provided by/(used in) investing activities	39,551	(64,219)
Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	(24,800)	50,100
Repayments of mortgage notes payable	(43,656)	(2,407)
Proceeds from mortgage notes payable	13,200	—
Financing costs paid	(290)	(307)
Dividends paid	(26,921)	(26,231)
Partial settlement of dividend equivalent rights	—	(30)
Issuance of shares of beneficial interest, net	9,307	13,430
Net cash (used in)/provided by financing activities	(73,160)	34,555
Increase in cash and cash equivalents	18	88
Cash and cash equivalents, beginning of period	3,930	3,894
Cash and cash equivalents, end of period	$3,948	$3,982
Supplemental disclosures of cash flow information:
Interest paid	$7,359	$6,491

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2017. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2017, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% and 23% of our consolidated revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately 22% and 24% of our consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively.  Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 19% of the combined consolidated and unconsolidated revenue for each of the three months ended September 30, 2017 and 2016, and approximately 19% and 20% of the combined consolidated and unconsolidated revenue for the nine months ended September 30, 2017 and 2016, respectively.  In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested $14.3 million on the development and construction of this MOB as of September 30, 2017.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, restricted cash, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during the first nine months of 2017 or 2016 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $908,000 and $832,000 for the three months ended September 30, 2017 and 2016, respectively, and were based upon average invested real estate assets of $519 million and $475 million for the three-month periods ended September 30, 2017 and 2016, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $2.6 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively, and were based upon average invested real estate assets of $504 million and $453 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2017 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: As of September 30, 2017 and December 31, 2016, UHS owned 5.7% and 5.8%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 22% and 23% of our consolidated revenues during the three-month periods ended September 30, 2017 and 2016, respectively, and comprised approximately 22% and 24% of our consolidated revenues during the nine-month periods ended September 30, 2017 and 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends:

We declared and paid dividends of $9.0 million, or $.66 per share, during the third quarter of 2017 and $8.8 million, or $.65 per share, during the third quarter of 2016.  We declared and paid dividends of $26.9 million, or $1.975 per share, during the nine-month period ended September 30, 2017 and $26.2 million, or $1.945 per share, during the nine-month period ended September 30, 2016.

Equity Issuance Program:

During the third quarter of 2017, we issued new shares in connection with our at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015.

Pursuant to the ATM Program, during the first nine months of 2017, there were 127,499 shares issued at an average price of $74.71 per share (all of which were issued during the third quarter of 2017), which generated approximately $9.1 million of cash net proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).  Since inception of this ATM program, including shares issued under a prior Registration Statement filed with the Securities and Exchange Commission in November, 2012, we have issued 957,415 shares at an average price of $52.22 per share, which generated approximately $47.9 million of net proceeds (net of approximately $2.1 million, consisting of compensation of $1.25 million to Merrill Lynch as well as $840,000 of other various fees and expenses).  As of September 30, 2017, we have met our aggregate sales threshold of $23.3 million pursuant to this program.

(4) Acquisitions, Dispositions and New Construction

Nine Months Ended September 30, 2017:

Acquisitions:

During September, 2017, we acquired the Las Palmas Del Sol Emergency Center located in El Paso, Texas for a purchase price of approximately $4.2 million.  This FED is 100% leased under the terms of a ten year triple net lease that has a remaining lease term of approximately 9 years at the time of purchase, with two, five year renewal options.

During July, 2017, we acquired The Health Center at Hamburg located in Hamburg, Pennsylvania for a purchase price of approximately $4.7 million. This medical office building is 100% leased under the terms of a fifteen year triple net lease and has a remaining lease term of approximately 8.5 years at the time of purchase, with two, five year renewal options.

These acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore we believe they both qualify as tax deferred like-kind exchange transactions, as discussed below, in connection with the below-mentioned divestiture of St. Mary’s Professional Office Building in March, 2017.

The aggregate purchase price for these acquisitions was preliminarily allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair values estimated at the acquisition dates. The intangible assets consist of the value of the in-place leases at the properties at the time of acquisition, and the intangible liabilities consist of the value of a below-market lease at the time of acquisition. The value of the in-place leases and below-market lease will be amortized over the average remaining lease term of each property at the time of acquisition.

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

The divestiture of St. Mary’s generated an aggregate of approximately $57.3 million of net cash proceeds to us.  These proceeds, which were net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan. Our results of operations for the nine-month period ended September 30, 2017 include a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

New Construction:

During the first quarter of 2016, we began the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016. The MOB was completed and opened during April, 2017. We have invested $14.3 million on the development and construction of this MOB as of September 30, 2017.

Nine Months Ended September 30, 2016:

Acquisition:

During the nine months ended September 30, 2016, we spent $52.2 million to:

•

 purchase the Frederick Memorial Hospital Crestwood, an MOB located in Frederick, Maryland, during the third quarter of 2016 for approximately $24.3 million.  The property was fully occupied pursuant to the terms of triple-net leases with an average remaining lease term of approximately 12 years at the time of acquisition.  This acquisition was planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore we believe that it qualifies as a tax-deferred like-kind exchange transaction in connection with the divestiture of St. Mary’s Professional Office Building in March, 2017.

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

Land	$6,891
Buildings and improvements	39,647
Intangible assets	7,094
Below-market intangibles	(1,289)
Deposit	(150)

Net cash paid	$52,193

Dispositions:

There were no divestitures during the first nine months of 2016.

(5) Summarized Financial Information of Equity Affiliates

In accordance with professional standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the Condensed Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities. Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

At September 30, 2017, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2017, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2017:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.5 million outstanding as of September 30, 2017.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LLC has a third-party term loan, which is non-recourse to us, of $14.3 million outstanding as of September 30, 2017.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of September 30, 2017.  This LLC has a third-party term loan, which is non-recourse to us, of $5.2 million outstanding as of September 30, 2017.

Below are the condensed combined statements of income (unaudited) for the LLCs accounted for under the equity method during the three and nine months ended September 30, 2017 and 2016.  The nine months ended September 30, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.  The three and nine months ended September 30, 2016, include the financial results of Arlington Medical Properties, LLC for the entire three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,426	$3,776	$8,419	$11,437
Operating expenses	933	1,329	3,122	4,025
Depreciation and amortization	483	646	1,547	1,910
Interest, net	342	636	1,241	1,928
Net income	$668	$1,165	$2,509	$3,574
Our share of net income (a.)	$384	$1,110	$1,959	$3,396

(a.)

Our share of net income for the three months ended September 30, 2016 includes approximately $291,000 of interest income earned by us on an advance made to Arlington Medical Properties, LLC.   This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017, therefore there was no interest income earned by us on this advance during the three months ended September 30, 2017.   Our share of net income for the nine months ended September 30, 2017 and 2016 includes approximately $284,000 and $880,000, respectively, of interest income earned by us on the advance made to Arlington Medical Properties, LLC.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of September 30, 2017 and the five LLCs (including Arlington Medical Properties, LLC, which was divested during the first quarter of 2017) that were accounted for under the equity method as of December 31, 2016:

	September 30, 2017	December 31, 2016
	(amounts in thousands)
Net property, including CIP	$33,123	$60,970
Other assets	3,672	4,598
Total assets	$36,795	$65,568

Liabilities	$2,686	$3,334
Mortgage notes payable, non-recourse to us	27,979	28,367
Advances payable to us	-	21,638
Equity	6,130	12,229
Total liabilities and equity	$36,795	$65,568

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$4,695	$13,955
Advances to LLCs	-	21,638
Investments in and advances to LLCs before
amounts included in accrued expenses and other liabilities	4,695	35,593
Amounts included in accrued expenses and other liabilities	(1,790)	(1,862)
Our share of equity in and advances to LLCs, net	$2,905	$33,731

As of September 30, 2017, and December 31, 2016, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2017	12/31/2016	Maturity Date
FTX MOB Phase II	$5,234	$5,301	October, 2017 (b.)
Grayson Properties	14,252	14,438	September, 2021
Brunswick Associates	8,493	8,628	December, 2024
	$27,979	$28,367

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This loan matured on October 1, 2017, and was renewed and extended at a fixed interest rate of 5% with a revised maturity date of October 1, 2020.

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

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018.  We expect to adopt the standard using the modified retrospective approach, which requires a cumulative-effect adjustment to equity as of the date of adoption. We do not expect this adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

(7) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit agreement, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On May 24, 2016, we amended our revolving credit agreement (“Credit Agreement”) to, among other things, increase the borrowing capacity to $250 million from $185 million previously. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2017, we had $176.7 million of outstanding borrowings and $1.5 million of letters of credit outstanding under our Credit Agreement. We had $71.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2017.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2017
Tangible net worth	> =$136,170	$191,638
Total leverage	< 60%	41.6%
Secured leverage	< 30%	12.8%
Unencumbered leverage	< 60%	38.1%
Fixed charge coverage	> 1.50x	3.7x

As indicated on the following table, we have twelve mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2017, with a combined outstanding balance of $83.7 million, excluding net debt premium of $310,000 and net financing fees of $553,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	$10,834	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (c.)	6,087	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (d.)	9,830	4.48%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (d.)	4,153	4.48%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (d.)	8,013	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,650	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,107	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,174	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,980	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,040	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,640	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	83,707
Less net financing fees	(553)
Plus net debt premium	310
Total mortgages notes payable, non-recourse to us, net	$83,464

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	During October, 2017, upon its maturity, this $10.8 million fixed rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature in December, 2017, at which time we intend to refinance with a new $9.4 million, 3.95% fixed rate mortgage loan with a maturity date of December, 2029.
(d.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or repay utilizing borrowings under our Credit Agreement.

On July 3, 2017, upon its maturity, the $6.6 million floating rate mortgage loan on the Auburn Medical Office Building II was fully repaid utilizing borrowings under our Credit Agreement.

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

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $85.0 million as of September 30, 2017. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

(9) Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Since the hurricane, each of these properties remain temporarily closed and non-operational as we continue to assess the damage before restoring the properties to an operational condition. Although we can provide no assurance on the estimated re-opening dates, it is expected that the buildings will be closed through the remainder of 2017 and into the first half of 2018.  In the aggregate, these properties comprised approximately 2% of our consolidated revenues during the six months ended June 30, 2017.

As discussed below, we believe we are entitled to insurance recovery proceeds for substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties, subject to certain deductibles and other limitations. In addition, during the period that these properties are non-operational, we believe we are entitled to business interruption insurance recoveries for the lost income related to each of these properties, subject to certain deductibles and other limitations.

Properties damaged and closed from Hurricane Harvey:

•	Cypresswood Professional Center – located in Spring, Texas and consisting of two MOBs.
•	Professional Buildings at King’s Crossing – located in Kingwood, Texas and consisting of two MOBs.
•	Kelsey-Seybold Clinic at King’s Crossing – located in Kingwood, Texas and consisting of one MOB.

Hurricane related expenses and recoveries:

At the time of the hurricane, we maintained insurance policies with a commercial insurance carrier providing for property damage coverage, subject to certain deductibles and other limitations, of up to $20 million in the aggregate applicable to the impacted properties and up to $50 million in the aggregate for business interruption coverage pursuant to a shared limit policy. Additionally, we have insurance coverage under the National Flood Insurance Program providing for property damage coverage of up to $500,000 per each of the 5 buildings, subject to certain deductibles and other limitations. When all property insurance coverage and deductibles applicable to the above-mentioned hurricane damaged buildings are considered, we believe we are entitled to recovery of substantially all hurricane related expenses and reconstruction costs, less an aggregate net deductible of $25,000.  In addition, pursuant to the business interruption policy, we believe we are entitled to substantially all lost income at these properties resulting from the hurricane, less an aggregate deductible of $100,000. However, we can provide no assurance that we will ultimately collect, after satisfaction of the applicable deductibles, substantially all of the hurricane related expenses and reconstruction costs and the lost income resulting from the related interruption of business at the impacted properties.

Included in our financial results for the three and nine-month periods ended September 30, 2017 are hurricane related expenses of approximately $3.4 million consisting of $2.2 million related to property damage and $1.2 million related to remediation and demolition expenses. Also included in our financial results for the three and nine-month periods ended September 30, 2017 are hurricane related insurance recoveries of approximately $3.4 million ($1.5 million of which was received in September, 2017), reflecting probable recovery of our preliminary estimate of hurricane related expenses which we believe are less than the total commercial insurance proceeds due to us in connection with property damage and related expenses. As of September 30, 2017, our financial statements do not include any business interruption insurance recoveries, however, we expect that business interruption insurance recoveries will be recognized in future periods when recovery proceeds are probable and/or insurance carrier notifications are received.

The hurricane related expenses and insurance recoveries recorded to date are based upon our preliminary damage assessments of the real property at each of the above-mentioned properties.  However, due to the nature and extent of the damage to the each property and the surrounding communities, a complete and final assessment to determine the exact nature and extent of the losses at each property has not yet been completed. We are therefore unable to assess the ultimate damage sustained at each property, the ultimate repair cost of the damaged property or the amount of total insurance recoveries we may ultimately receive. Although we believe that our ultimate insurance recoveries for claims related to hurricane losses will exceed the combined net book value of the damaged property and the incurred hurricane related expenses, the timing and amount of such proceeds cannot be determined at this time, since it will be based upon factors such as ultimate replacement costs of damaged assets and the ultimate value of the business interruption claims. Therefore, it is likely that we will record additional hurricane related expenses and hurricane insurance recoveries in future periods related to Hurricane Harvey, which could be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, medical office buildings (“MOBs”), free-standing emergency departments and childcare centers. As of October 31, 2017, we have sixty-eight real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	fifty-four medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•	four free-standing emergency departments (“FEDs”), and;
•	four pre-school and childcare centers.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions. Since UHS comprised approximately 31% and 33% of our consolidated revenues for the nine-month period ended September 30, 2017 and the year ended December 31, 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•	the impact of property values and results of operations of severe weather conditions, including the effects of Hurricane Harvey on several of our properties in Texas;
•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;
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

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (the “ACA”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade.  Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Recent Congressional and Presidential election results created a political environment in which there have been repeated attempts to repeal or replace substantial portions of the ACA;

•

in May, 2017, the U.S. House of Representatives voted to adopt legislation ( the “AHCA”) to replace portions of the ACA. The legislation featured provisions that would have, in material part (i) eliminated the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permitted insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provided tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expanded health savings accounts; (v) imposed a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transitioned federal funding to a block grant; and (vi) permitted states to seek a waiver of certain federal requirements that would allow such states to define essential health benefits differently from federal standards and that would have allowed certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. Between June and September, 2017, the U.S. Senate evaluated various forms of proposed legislation substantially similar to the AHCA. The most recently evaluated healthcare bill would have provided block grants to states to use for health care, repealed the expansion of Medicaid under the ACA, and eliminated the tax credits that assist people purchasing insurance on the ACA exchanges. As of the date of this report, the Senate has not passed any of the various proposed forms of healthcare legislation.  It is uncertain when or if any other bills similar to the AHCA or other bills amending or repealing all of portions of the ACA will be enacted. Effective September 30, 2017, the Senate lost the ability to adopt healthcare legislation by simple majority under reconciliation without another vote approving that process. However, Congress may seek to include legislative provisions similar to those adopted in the AHCA and as otherwise described herein in the fiscal year 2018 budget resolution or other omnibus legislation;

•

on October 11, 2017 President Trump signed an executive order directing the formation of association health plans that would be exempt from certain ACA requirements such as the essential health benefits mandate. The executive order also: (i) provides for expanded access to short-term health plans that are limited under the ACA; (ii) seeks to expand how workers use employer-funded accounts to purchase their own policies; and (iii) calls for an analysis of ways to limit consolidation within the insurance and health care industries;

•

additionally, on October 12, 2017, President Trump announced that ACA cost-sharing reduction payments will no longer be made to insurers. Cost sharing reduction payments help offset deductibles and other out-of-pocket expenses for exchange health insurance coverage for approximately seven million individuals earning up to 250 percent of the federal poverty level.  The Congressional Budget Office previously reported that if cost sharing reduction payments were to end, premiums for silver-level plans would increase by 20 percent in 2018.  Eighteen states and the District of Columbia filed suit in the U.S. District Court for the Northern District of California challenging the Administration’s action and asking the court to issue a preliminary injunction, which was subsequently denied by the court, mandating that the Administration continue to make cost sharing reduction payments. The Senate Committee on Health, Education, Labor, and Pensions announced a bipartisan proposal intended to continue cost sharing reduction payments, but no such legislation has been passed to date;

•

there can be no assurance that if any of the announced or proposed changes described above are implemented there will not be negative financial impact on the operators of our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in the ability of the operators of our hospitals to receive reimbursement for health care services provided which could result in a material adverse effect on the financial condition or results of operations of the operators of our properties, and, thus, our business;

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

•

in November 2017, the Tax Cuts and Jobs Act was introduced in the U.S. House of Representatives which, if enacted, would make significant changes to income taxation of individuals, corporations and estates. At this time, we are unable to predict whether any of these proposed tax changes will be enacted or, if enacted, whether they will have a material adverse impact on our financial condition and results of operations;

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

Results of Operations

During the three-month period ended September 30, 2017, net income increased to $4.0 million, as compared to $3.8 million during the third quarter of 2016.  The $142,000 increase was primarily attributable to:

•

a $157,000 decrease due to increased interest expense resulting primarily from an increase in our average cost of funds under our revolving credit agreement, partially offset by the repayment of three third-party mortgages (during the second and third quarters of 2017) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate;

•	a $726,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s;

•	a $350,000 increase due to a decrease in transaction cost expense, and;

•	$675,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2016.

During the nine-month period ended September 30, 2017, net income increased to $39.6 million, as compared to $12.8 million during the first nine months of 2016.  The $26.8 million increase was primarily attributable to:

•

a $27.2 million increase due to the gain on Arlington transaction recorded during the first quarter of 2017 (in connection with the March, 2017 Arlington Medical Properties, LLC transaction, as discussed herein);

•

an $885,000 decrease due to increased interest expense resulting primarily from an increase in our average cost of funds under our revolving credit agreement, partially offset by the repayment of three third-party mortgages (during the second and third quarters of 2017) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate;

•	a $370,000 increase due to a decrease in transaction cost expense, and;

•	$105,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2016.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.4 million and $4.1 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $13.0 million and $12.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  The increase in operating expenses during the three and nine-month periods ended September 30, 2017 as compared to the prior year periods is partially due to new acquisitions as discussed above. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for REITs. We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions that occurred during the periods presented.   AFFO was also computed for the three and nine-month periods ended September 30, 2017, as discussed herein, since we believe it is helpful to our investors since it adjusts for the hurricane accounting impact on our financial statements. FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO and AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for the three and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,960	$3,818	$39,555	$12,769
Depreciation and amortization expense on consolidated investments	6,189	5,781	18,378	16,549
Depreciation and amortization expense on unconsolidated affiliates	302	463	981	1,378
Gain on Arlington transaction	-	-	(27,196)	-
Funds From Operations	$10,451	$10,062	$31,718	$30,696
Hurricane related expenses	3,398	-	3,398	-
Hurricane insurance recoveries	(3,398)	-	(3,398)	-
Adjusted Funds From Operations	$10,451	$10,062	$31,718	$30,696
Weighted average number of shares and equivalents outstanding - Diluted	13,621	13,575	13,595	13,431
Funds From Operations per diluted share	$0.77	$0.74	$2.33	$2.29
Adjusted Funds From Operations per diluted share	$0.77	$0.74	$2.33	$2.29

Our FFO and AFFO increased by $389,000, or $.03 per diluted share, during the three-month period ended September 30, 2017, and $1.0 million, or $.04 per diluted share, during the nine-month period ended September 30, 2017, as compared to the comparable periods of 2016. The $389,000 and $1.0 million increases in FFO and AFFO during the three and nine-month periods ended September 30, 2017, respectively, as compared to the three and nine-month periods ended September 30, 2016, were primarily attributable to: (i) a net increase in the income (before depreciation and amortization expense) generated at our properties, including the properties acquired at various times during 2016 and 2017; (ii) a decrease in transaction cost expense, as mentioned above, offset by; (iii) an unfavorable impact of approximately $140,000, or $.01 per diluted share, as a result of the temporary closure of the hurricane impacted properties, as discussed below.

Hurricane Harvey Impact

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Since the hurricane, each of these properties remain temporarily closed and non-operational as we continue to assess the damage before restoring the properties to an operational condition. Although we can provide no assurance on the estimated re-opening dates, it is expected that the buildings will be closed through the remainder of 2017 and into the first half of 2018.  In the aggregate, these properties comprised approximately 2% of our consolidated revenues and funds from operations during the six months ended June 30, 2017.

As discussed below, we believe we are entitled to insurance recovery proceeds for substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties, subject to certain deductibles and other limitations. In addition, during the period that these properties are non-operational, we believe we are entitled to business interruption insurance recoveries for the lost income related to each of these properties, subject to certain deductibles and other limitations.

Properties damaged and closed from Hurricane Harvey:

•	Cypresswood Professional Center – located in Spring, Texas and consisting of two MOBs.
•	Professional Buildings at King’s Crossing – located in Kingwood, Texas and consisting of two MOBs.
•	Kelsey-Seybold Clinic at King’s Crossing – located in Kingwood, Texas and consisting of one MOB.

Hurricane related expenses and recoveries:

At the time of the hurricane, we maintained insurance policies with a commercial insurance carrier providing for property damage coverage, subject to certain deductibles and other limitations, of up to $20 million in the aggregate applicable to the impacted properties and up to $50 million in the aggregate for business interruption coverage pursuant to a shared limit policy. Additionally, we have insurance coverage under the National Flood Insurance Program providing for property damage coverage of up to $500,000 per each of the 5 buildings, subject to certain deductibles and other limitations. When all property insurance coverage and deductibles applicable to the above-mentioned hurricane damaged buildings are considered, we believe we are entitled to recovery of substantially all hurricane related expenses and reconstruction costs, less an aggregate net deductible of $25,000.  In addition, pursuant to the business interruption policy, we believe we are entitled to substantially all lost income at these properties resulting from the hurricane, less an aggregate deductible of $100,000. However, we can provide no assurance that we will ultimately collect, after satisfaction of the applicable deductibles, substantially all of the hurricane related expenses and reconstruction costs and the lost income resulting from the related interruption of business at the impacted properties.

Included in our financial results for the three and nine-month periods ended September 30, 2017 are hurricane related expenses of approximately $3.4 million consisting of $2.2 million related to property damage and $1.2 million related to remediation and demolition expenses. Also included in our financial results for the three and nine-month periods ended September 30, 2017 are hurricane related insurance recoveries of approximately $3.4 million ($1.5 million of which was received in September, 2017), reflecting probable recovery of our preliminary estimate of hurricane related expenses which we believe are less than the total commercial insurance proceeds due to us in connection with property damage and related expenses. As of September 30, 2017, our financial statements do not include any business interruption insurance recoveries, however, we expect that business interruption insurance recoveries will be recognized in future periods when recovery proceeds are probable and/or insurance carrier notifications are received.

The hurricane related expenses and insurance recoveries recorded to date are based upon our preliminary damage assessments of the real property at each of the above-mentioned properties.  However, due to the nature and extent of the damage to the each property and the surrounding communities, a complete and final assessment to determine the exact nature and extent of the losses at each property has not yet been completed. We are therefore unable to assess the ultimate damage sustained at each property, the ultimate repair cost of the damaged property or the amount of total insurance recoveries we may ultimately receive. Although we believe that our ultimate insurance recoveries for claims related to hurricane losses will exceed the combined net book value of the damaged property and the incurred hurricane related expenses, the timing and amount of such proceeds cannot be determined at this time, since it will be based upon factors such as ultimate replacement costs of damaged assets and the ultimate value of the business interruption claims. Therefore, it is likely that we will record additional hurricane related expenses and hurricane insurance recoveries in future periods related to Hurricane Harvey, which could be material.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $33.6 million during the nine-month period ended September 30, 2017 as compared to $29.8 million during the comparable period of 2016. The $3.9 million net increase was attributable to:

•

a favorable net change of $1.6 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane related expenses and recoveries and gain on Arlington transaction), as discussed above in Results of Operations;

•	a favorable change of $2.9 million in tenant reserves, deposits and deferred and prepaid rents;

•	an unfavorable change of $416,000 in rent receivable, and;
•	other combined net unfavorable changes of $182,000.

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was $39.6 million during the nine months ended September 30, 2017 as compared to $64.2 million of net cash used in investing activities during the nine months ended September 30, 2016.

During the nine-month period ended September 30, 2017, we funded: (i) $532,000 in equity investments in various unconsolidated LLCs; (ii) $11.0 million in capital additions to real estate investments including construction costs for the Henderson Medical Plaza MOB (this MOB opened in April, 2017), as well as tenant improvements at various MOBs; (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties, LLC), and; (iv) $9.0 million in connection with the July and September, 2017 acquisitions of the Health Center of Hamburg and the Las Palmas FED, respectively, as discussed above. In addition, during the nine-month period ended September 30, 2017, we received: (i) $65.2 million of net cash proceeds generated in connection with the divestiture of St. Mary’s Professional Office Building, as discussed herein (net of closing costs); (ii) $1.5 million in connection with partial hurricane insurance recoveries; (iii) $216,000 of installment repayments of member loan advanced to an LLC, and; (iv) $1.1 million of cash distributions in excess of income received from our unconsolidated LLCs. The $65.2 million of net cash proceeds generated in connection with the divestiture of St. Mary’s Professional Office Building includes repayment of a $21.4 million previously extended member loan that was provided by us to Arlington Medical Properties, LLC when we held an 85% noncontrolling ownership interest in the LLC.

During the nine-month period ended September 30, 2016, we funded: (i) $5.5 million in equity investments in various unconsolidated LLCs, including $4.8 million to purchase an additional 10% equity interest in the Arlington Medical Plaza LLC; (ii) $7.1 million in capital additions to real estate investments primarily related to tenant improvements at various MOBs as well as construction costs for the Henderson Medical Plaza MOB, as discussed above; (iii) $420,000 consisting of a deposit on real estate assets, and; (iv) $52.2 million to acquire the real estate assets of three properties.  In addition, during the nine-month period ended September 30, 2016, we received: (i) $634,000 of installment repayments of an outstanding member loan that was provided by us to Arlington Medical Properties, LLC, and; (ii) $318,000 of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $73.2 million during the nine months ended September 30, 2017, as compared to $34.6 million of net cash provided by financing activities during the nine months ended September 30, 2016.

During the nine-month period ended September 30, 2017, we paid: (i) $24.8 million of net borrowings on our revolving credit agreement; (ii) $43.7 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $41.6 million related to previously outstanding mortgage notes payable on three properties that were funded utilizing borrowings under our revolving credit agreement; (iii) $290,000 of financing costs related to the revolving credit agreement and new mortgage notes payable that are non-recourse to us, and; (iv) $26.9 million of dividends. Additionally, during the nine months ended September 30, 2017, we received: (i) $13.2 million of proceeds from a new mortgage note payable that is non-recourse to us, and; (ii) $9.3 million of net cash from the issuance of shares of beneficial interest, including $9.1 million of net cash proceeds received in connection with our ATM Program, as discussed below.

During the nine-month period ended September 30, 2016, we: (i) received $50.1 million of additional net borrowings on our revolving credit agreement, and; (ii) received $13.4 million of net cash from the issuance of shares of beneficial interest, including cash proceeds generated pursuant to the ATM program. Additionally, during the nine months ended September 30, 2016, we paid: (i) $2.4 million on mortgage notes payable that are non-recourse to us; (ii) $307,000 of financing costs paid related to the amendment of our revolving credit agreement, (iii) $26.2 million of dividends, and; (iv) $30,000 of partial settlements of dividend equivalent rights.

During the third quarter of 2017, we issued new shares in connection with our at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015.

Pursuant to the ATM Program, during the first nine months of 2017, there were 127,499 shares issued at an average price of $74.71 per share (all of which were issued during the third quarter of 2017), which generated approximately $9.1 million of cash net proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).  Since inception of this ATM program, including shares issued under a prior Registration Statement filed with the

Securities and Exchange Commission in November, 2012, we have issued 957,415 shares at an average price of $52.22 per share, which generated approximately $47.9 million of net proceeds (net of approximately $2.1 million, consisting of compensation of $1.25 million to Merrill Lynch as well as $840,000 of other various fees and expenses).  During the first nine months of 2016, we issued 249,016 shares at an average price of $55.30 per share (all of which was issued during the second quarter of 2016) which generated approximately $13.2 million of net cash proceeds (net of approximately $558,000, consisting of compensation of approximately $344,000 to Merrill Lynch as well as $214,000 of other various fees and expenses).  As of September 30, 2017, we have met our aggregate sales threshold of $23.3 million pursuant to this program. We have used the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2017 and 2016:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $33.6 million and $29.8 million during the nine-month periods ended September 30, 2017 and 2016, respectively. As also indicated on our statement of cash flows, noncash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane related expenses and recoveries and the gain recorded during the first nine months of 2017 are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $1.1 million and $318,000 during the nine-month periods ended September 30, 2017 and 2016, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $34.7 million and $30.1 million of net cash during the nine months ended September 30, 2017 and 2016, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $26.9 million and $26.2 million during the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, the $34.7 million of net cash generated related to the operating activities of our properties was approximately $7.8 million greater than the $26.9 million of dividends paid during the first nine months of 2017. During the first nine months of 2016, the $30.1 million of net cash generated related to the operating activities of our properties was $3.8 million greater than the $26.2 million of dividends paid during the first nine months of 2016.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2017 and 2016.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity.  Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $250 million revolving credit agreement (which has $71.8 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of September 30, 2017); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our revolving credit agreement and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including providing sufficient capital to allow us to make distributions necessary to enable us to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit agreement, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On May 24, 2016, we amended our revolving credit agreement (“Credit Agreement”) to, among other things, increase the borrowing capacity to $250 million from $185 million previously. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At September 30, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At September 30, 2017, we had $176.7 million of outstanding borrowings and $1.5 million of letters of credit outstanding under our Credit Agreement. We had $71.8 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2017.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2017
Tangible net worth	> =$136,170	$191,638
Total leverage	< 60%	41.6%
Secured leverage	< 30%	12.8%
Unencumbered leverage	< 60%	38.1%
Fixed charge coverage	> 1.50x	3.7x

As indicated on the following table, we have twelve mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2017, with a combined outstanding balance of $83.7 million, excluding net debt premium of $310,000 and net financing fees of $553,000 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Summerlin Hospital Medical Office Building II fixed rate mortgage loan (b.)	$10,834	5.50%	October, 2017
Phoenix Children’s East Valley Care Center fixed rate mortgage loan (c.)	6,087	5.88%	December, 2017
Centennial Hills Medical Office Building floating rate mortgage loan (d.)	9,830	4.48%	January, 2018
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (d.)	4,153	4.48%	February, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (d.)	8,013	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,650	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,107	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,174	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,980	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,040	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,640	5.56%	June, 2025
Total, excluding net debt premium and net financing fees	83,707
Less net financing fees	(553)
Plus net debt premium	310
Total mortgages notes payable, non-recourse to us, net	$83,464

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	During October, 2017, upon its maturity, this $10.8 million fixed rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature in December, 2017, at which time we intend to refinance with a new $9.4 million, 3.95% fixed rate mortgage loan with a maturity date of December, 2029.
(d.)

This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or repay utilizing borrowings under our Credit Agreement.

On July 3, 2017, upon its maturity, the $6.6 million floating rate mortgage loan on the Auburn Medical Office Building II was fully repaid utilizing borrowings under our Credit Agreement.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at September 30, 2017 totaled $1.5 million and were related to Centennial Hills Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2017.

Item 4. Controls and Procedures

As of September 30, 2017, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2017	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)