Form 10-K
period 2017-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2018-02-28
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2017: $1.0 billion (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2018: 13,735,391

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2017 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2017. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, medical office buildings (“MOBs”), free-standing emergency departments and childcare centers. As of February 28, 2018, we have sixty-eight real estate investments located in twenty states in the United States consisting of: (i) six hospital facilities including three acute care, one rehabilitation and two sub-acute; (ii) fifty-four medical/office buildings; (iii) four free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2017. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 28, 2018, we have investments in sixty-eight facilities, located in twenty states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
HealthSouth Deaconess Rehabilitation Hospital(F)	Evansville, IN	Rehabilitation	100%	Encompass Health Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kelsey-Seybold Clinic at Kings Crossing(B)	Kingwood, TX	MOB	100%	Kelsey-Seybold Medical Group, PLLC
Professional Buildings at Kings Crossing
Building A(B)	Kingwood, TX	MOB	100%	—
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
St. Matthews Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center(B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Danbury Medical Plaza(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center(E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
3811 E. Bell(E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)(H)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek(E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	—
South Texas ER at Weslaco(A)	Weslaco, TX	FED	100%	—
South Texas ER at Mission(A)	Mission, TX	FED	100%	—
Haas Medical Office Park(E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center(E)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center(E)	Vinings, GA	MOB	100%	—
Madison Professional Office Building (E)	Madison, AL	MOB	100%	—
Chandler Corporate Center III(E)	Chandler, AZ	MOB	100%	—
Frederick Crestwood MOB(E)	Frederick, MD	MOB	100%	—

Facility Name	Location	Type of Facility	Ownership	Guarantor
2704 North Tenaya Way(E)	Las Vegas, NV	MOB	100%	—
Henderson Medical Plaza (D)(I)	Henderson, NV	MOB	100%	—
Health Center at Hamburg (E)(J)	Hamburg, PA	MOB	100%
Las Palmas Del Sol Emergency Center - West(E)(J)	El Paso, TX	FED	100%

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
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
(F)

The lessee on the HealthSouth Deaconess Health Rehabilitation Hospital (“Deaconess”) is HealthSouth/Deaconess L.L.C., a joint venture between HealthSouth Properties Corporation and Deaconess Hospital, Inc. The lease with Deaconess is scheduled to expire on May 31, 2019.  Pursuant to a name change effective January 1, 2018, Encompass Health Corporation is the guarantor.

(G)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(H)

This MOB was acquired during the first quarter of 2012. In connection with the third-party loan agreement on this property, we are required to maintain separate financial records for the related entities.

(I)	This newly constructed MOB, located on the campus of Henderson Hospital, which is owned and operated by a subsidiary of UHS, was completed and opened during the second quarter of 2017.
(J)	These properties were acquired during the third quarter of 2017.

Other Information

Included in our portfolio at December 31, 2017 and 2016 are six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the six hospital facilities comprised approximately 26%, 28% and 29% of our consolidated revenues in 2017, 2016 and 2015, respectively.

As of January 1, 2018, the leases on our six hospital facilities have fixed terms with an average of 3.1 years remaining and include renewal options ranging from zero to five, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 7.5 (ranging from -0.8 to 18.0) during 2017, 8.3 (ranging from 0.6 to 18.1) during 2016 and 8.1 (ranging from 1.1 to 19.3) during 2015. The Coverage Ratio for individual facilities varies.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 25% of our total revenue for the five years ended December 31, 2017 (approximately 22%, 24% and 25% for the years ended December 31, 2017, 2016 and 2015 respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2017 (approximately 19% for each of the years ended December 31, 2017 and 2016, and 20% for the year ended December 31, 2015). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.4 million on the development and construction of this MOB as of December 31, 2017.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the

Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2017, 2016 and 2015 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2017, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2018 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2017, 2016 or 2015 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $3.6 million during 2017, $3.3 million during 2016 and $2.8 million during 2015 and were based upon average invested real estate assets of $511 million, $466 million and $401 million during 2017, 2016 and 2015, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2017 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2017 and 2016, UHS owned 5.7% and 5.8%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 22%, 24% and 25% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

Taxation

No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal, state or local income tax on income that we distribute as dividends to our shareholders. We have historically distributed, and intend to continue to distribute, 100% of our annual REIT taxable income to our shareholders.

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

Regulation and Other Factors

During 2017, 2016 and 2015, 25%, 26% and 26%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals and free-standing emergency departments (“FEDs”), the majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act (the “PPACA”), may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the PPACA may have significant impact on the reimbursement for healthcare services. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

These laws and regulations are extremely complex, and, in many cases, the operators of our facilities do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject the current or past practices of our operators to allegations of impropriety or illegality or could require them to make changes in their facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Although UHS and other operators of our hospitals and FEDs believe that their policies, procedures and practices comply with governmental regulations, no assurance can be given that they will not be subjected to additional governmental inquiries or actions, or that they would not be faced with sanctions, fines or penalties if so subjected. Even if they were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse effect upon them, and in turn, us.

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

A significant portion of the revenue earned by the operators of our acute care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to an inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

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

Our three acute care hospitals and two FEDs operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	80	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	58	Vice President and Chief Financial Officer
Cheryl K. Ramagano	55	Vice President, Treasurer and Secretary
Timothy J. Fowler	62	Vice President, Acquisition and Development

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

The operators of our hospital facilities, FEDs and tenants of our medical office buildings derive a significant portion of their revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Our tenants are unable to predict the effect of recent and future policy changes on their operations.

Our three acute care hospitals and two FEDs operated by subsidiaries of UHS and two sub-acute care hospital facilities operated by an unaffiliated third-party are located in Texas, Florida, California and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

Reductions or changes in Medicare and Medicaid funding could have a material adverse effect on the future operating results of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

On January 3, 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the cost of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On

December 26, 2013, H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”), was signed into law. In addition, on February 15, 2014, Public Law 113-082 was enacted. The 2012 Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2027.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments was expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level. On February 9, 2018, President Trump signed into law H.R. 1892, The Bipartisan Budget Act of 2018, which eliminated the DSH cuts scheduled for 2018 and 2019 but added additional DSH reductions of $4 billion in 2020 and $8 billion a year between 2021 and 2025. We cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business.

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

Although it was expected that the Legislation would result in a reduction in uninsured patients in the U.S., which would reduce the operators’ of our facilities’ expense from uncollectible accounts receivable, the Legislation made a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our facilities. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while Medicaid DSH reimbursements are scheduled to begin in 2020. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding.  CMS has granted, and is expected to grant additional, section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals.  It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care for the operators of our facilities, in states where these demonstration waivers are granted.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as that creating the Medicare Shared Savings Program create uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, at this time, we cannot predict the impact of the Legislation on the future reimbursement of our hospital operators and we can provide no assurance that the Legislation will not have a material adverse effect on the future results of operations of the tenants/operators of our properties and, thus, our business.

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

The impact of the Legislation on hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent.  The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that has repealed the individual mandate to obtain health insurance penalty that was part of the original Legislation. In addition, Congress is considering legislation that would, in material part (i) eliminate the large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions, from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a proposed rule by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements, and; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

U.S. federal tax reform legislation now and in the future could affect REITs, both positively and negatively, in ways that are difficult to anticipate.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes.  While we currently do not expect the 2017 Tax Act will have a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively in ways that are difficult to predict. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.

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

For the year ended December 31, 2017, lease payments from UHS comprised approximately 32% of our consolidated revenues. In addition, as of December 31, 2017, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in

2021. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase the respective three leased hospitals, or two leased FEDs, upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the three acute care hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2017, we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions, governmental investigations and regulatory actions. Since UHS comprised approximately 32%, 33% and 33% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein

Defending itself against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from UHS management. UHS has stated that it is unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, the outcome of these lawsuits, investigations and other actions could have a material adverse effect on their business, financial condition, results of operations and/or cash flows.

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

For the year ended December 31, 2017, 13% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2017 and 2018 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 39.6% for 2017 and 37% for 2018 (subject to certain additional taxes for certain taxpayers).

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

When interest rates increase, our common stock may decline in price.

Our common stock, like other dividend stocks, is sensitive to changes in market interest rates. In response to changing interest rates the price of our common stock may behave like a long-term fixed-income security and, compared to shorter-term instruments, may have more volatility. A wide variety of market factors can cause interest rates to rise, including central bank monetary policy, an uptick in inflation and changes in general economic conditions. The risks associated with increasing rates are intensified given that interest rates have been near historic lows but may be expected to increase in the future, with unpredictable effects on the markets and on the price of our common stock. Consequential effects of a general rise in interest rates may hamper our access to capital markets, affect the liquidity of our underlying investments in real estate, and, by extension, limit management’s effective range of responses to changing tenant circumstances or in answer to investment opportunities. Limited operational alternatives may further hinder our ability to maintain or increase our dividend, and the market price of our common stock may experience further declines as the result.

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

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

We and UHS rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. In addition, UHS has made significant investments in technology to adopt and utilize electronic health records and to become a meaningful user of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. A cyber-attack that bypasses our IT security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
Hospital Facility Name and	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Location	facility	12/31/2017	2017	2016	2015	2014	2013	rent(5)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(5)(7) Wildomar, California	Acute Care	130	62%	64%	63%	59%	58%	$2,648,000	2021	10	0%	—
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	45%	47%	48%	44%	43%	5,485,000	2021	10	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	153	57%	55%	56%	59%	58%	3,030,000	2021	10	0%	—
HealthSouth Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	85	73%	75%	80%	80%	79%	714,000	2019	5	0%	—
Vibra Hospital of Corpus Christi Corpus Christi, Texas	Sub- Acute Care	74	50%	51%	56%	58%	58%	738,000	2019	25	100%	3%
Kindred Hospital Chicago Central(10) Chicago, Illinois	Sub- Acute Care	84	39%	46%	52%	54%	51%	1,513,000	2021	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2017	2016	2015	2014	2013	rent(5)	term	(years)	escalators	escalation
Spring Valley MOB I(5) Las Vegas, Nevada	MOB	72%	72%	61%	60%	64%	$710,000	2018-2028	Various	100%	3%
Spring Valley MOB II(5) Las Vegas, Nevada	MOB	85%	85%	84%	77%	76%	786,000	2018-2022	Various	42%	1%-3%
Summerlin Hospital MOB I(5) Las Vegas, Nevada	MOB	65%	64%	62%	66%	77%	1,140,000	2018-2028	Various	96%	2%-3%
Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	80%	78%	74%	78%	74%	1,525,000	2018-2023	Various	89%	2%-5%
Summerlin Hospital MOB III(5) Las Vegas, Nevada	MOB	100%	100%	100%	90%	81%	1,961,000	2018-2024	Various	82%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	99%	99%	99%	99%	99%	1,165,000	2018-2026	Various	59%	3%
Centennial Hills MOB(5) Las Vegas, Nevada	MOB	75%	73%	73%	71%	62%	1,508,000	2018-2024	Various	62%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,570,000	2021	20	100%	1%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	100%	100%	100%	100%	97%	973,000	2018-2023	Various	57%	3%
Chandler Corporate Center III(10) Chandler, Arizona	MOB	92%	92%	-	-	-	1,255,000	2027	Various	100%	2%
Frederick Crestwood MOB(10) Frederick, Maryland	MOB	100%	100%	-	-	-	1,696,000	2026-2030	Various	100%	3%
2704 North Tenaya Way(10) Las Vegas, Nevada	MOB	100%	100%	-	-	-	1,123,000	2023	18	100%	3%
Mid Coast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,471,000	2018-2026	Various	100%	2%
Texoma Medical Plaza Denison, Texas	MOB	100%	100%	98%	87%	76%	1,668,000	2018-2027	Various	39%	3%
(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2017. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

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

(3)

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2017). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 235-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.

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
(7)

See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties. We believe the respective fair values for each of these hospitals exceeds the respective net book values as of December 31, 2017 amounting to: $14.0 million for Southwest Healthcare System-Inland Valley Campus; $19.1 million for McAllen Medical Center, and; $13.7 million for Wellington Regional Medical Center.

(8)

The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term (current term expires in 2019). If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to stipulated minimum and maximum prices. As currently being utilized, we believe the estimated current fair market value of the property is between the stipulated minimum and maximum prices. We believe the fair market value of the facility exceeds the $2.8 million net book value as of December 31, 2017. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(9)

During the second quarter of 2016, the tenant of this facility provided the required notice to us, exercising the 5-year renewal option on the facility, extending the lease term to December, 2021 at existing lease rates. The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the fair market value of the facility exceeds the $158,000 net book value as of December 31, 2017. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(10)	This property was acquired during 2016.

Leasing Trends at Our Significant Medical Office Buildings

During 2017, we had a total of 38 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $10 per square foot during 2017. The weighted-average leasing commissions on the new and renewed leases commencing during 2017 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2017 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2017, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2017 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2018 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2018	2018	2019	2020	2021	2022	2023 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	100%	0%	0%
Wellington Regional Medical Center	196,489	0%	0%	0%	0%	100%	0%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	0%	0%	0%	100%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	0%	100%	0%	0%
HealthSouth Deaconess Rehab. Hospital	77,440	0%	0%	100%	0%	0%	0%	0%
Vibra Hospital Corpus Christi	69,700	0%	0%	100%	0%	0%	0%	0%
Sub-total Hospitals	1,045,836	0%	0%	14%	0%	86%	0%	0%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's	74,774	33%	5%	7%	12%	14%	7%	22%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	14%	38%	26%	22%	0%	0%	0%
Texoma Medical Plaza	115,284	0%	6%	0%	55%	5%	14%	20%
St. Matthews Medical Plaza II	103,011	0%	0%	2%	0%	11%	18%	69%
Desert Springs Medical Plaza (b.)	102,579	58%	14%	8%	0%	6%	0%	14%
Peace Health Medical Clinic	98,886	0%	0%	0%	0%	100%	0%	0%
Centennial Hills Medical Office Building	96,573	25%	8%	5%	23%	12%	11%	16%
Summerlin Hospital Medical Office Building II	92,313	20%	8%	23%	11%	29%	6%	3%
Summerlin Hospital Medical Office Building I	89,636	35%	7%	17%	31%	7%	0%	3%
The Sparks Medical Building	35,127	0%	6%	16%	21%	0%	33%	24%
Vista Medical Terrace	50,921	56%	8%	0%	13%	0%	14%	9%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell (b.)	80,484	40%	12%	14%	4%	3%	0%	27%
Henderson Union Village MOB	78,963	63%	0%	0%	0%	0%	3%	34%
Summerlin Hospital Medical Office Building III	77,713	0%	8%	44%	10%	18%	9%	11%
Mid Coast Hospital MOB	74,629	0%	5%	0%	0%	4%	0%	91%
North West Texas Professional Office Tower	72,351	0%	0%	0%	0%	0%	64%	36%
Rosenberg Children's Medical Plaza (b.)	66,231	1%	75%	6%	3%	0%	0%	15%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	0%	100%
Palmdale Medical Plaza	59,405	44%	9%	0%	16%	12%	0%	19%
Sierra San Antonio Medical Plaza	59,160	31%	1%	3%	0%	13%	5%	47%
Spring Valley Medical Office Building (a.)	57,828	19%	17%	23%	18%	6%	3%	14%
Spring Valley Medical Office Building II (d.)	57,432	15%	39%	21%	17%	0%	8%	0%
Southern Crescent Center II	53,680	49%	0%	8%	4%	0%	39%	0%
Desert Valley Medical Center (b.)	53,625	4%	14%	12%	13%	11%	21%	25%
Tuscan Professional Building (a.)	53,231	0%	12%	0%	30%	19%	39%	0%
Lake Pointe Medical Arts Building (a.)	50,974	0%	23%	14%	34%	9%	15%	5%
Forney Medical Plaza (c.)	50,947	9%	67%	0%	0%	5%	5%	14%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	0%	100%
Southern Crescent Center I	41,897	74%	0%	5%	0%	0%	0%	21%
Auburn Medical Office Building	41,311	19%	0%	0%	20%	0%	61%	0%
BRB Medical Office Building (b.)	40,733	12%	22%	0%	66%	0%	0%	0%
Cypresswood Professional Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	21%	7%	16%	56%	0%	0%	0%
Medical Center of Western Connecticut	36,141	24%	5%	71%	0%	0%	0%	0%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	42%	5%	0%	0%	0%	0%	53%
Madison Station MOB	30,096	0%	0%	0%	0%	0%	100%	0%
Apache Junction Medical Plaza	26,901	9%	0%	17%	0%	34%	32%	8%
Santa Fe Professional Plaza	24,883	0%	9%	23%	10%	27%	0%	31%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B	12,790	0%	0%	11%	18%	0%	32%	39%

Kelsey-Seybold Clinic at King's Crossing	20,470	0%	0%	0%	100%	0%	0%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	0%	100%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	0%	100%
Health Center at Hamburg	15,400	0%	0%	0%	0%	0%	0%	100%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	0%	21%	79%
Family Doctor's MOB	12,050	0%	0%	0%	0%	100%	0%	0%
701 South Tonopah Building	10,747	0%	0%	0%	0%	100%	0%	0%
The Children's Clinic at Springdale	9,761	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	0%	100%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,100	0%	0%	0%	0%	100%	0%	0%
Chesterbrook Academy - New Britain	7,998	0%	0%	0%	100%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	0%	100%
Las Palmas Del Sol Emergency Center - West	9,395	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,671,458	18%	9%	8%	12%	11%	10%	32%
Total	3,717,294	13%	7%	10%	9%	32%	7%	22%

(a)	The estimated market rates related to the 2018 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 2% to 4%.
(b)	The estimated market rates related to the 2018 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 1% to 4%.
(c)	The estimated market rates related to the 2018 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 8%.
(d)	The estimated market rates related to the 2018 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 25%.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2017 and 2016, the average effective annual rental per square foot was $18.19 and $17.99, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2017 and 2016, the average effective annual rental per square foot was $28.40 and $28.74, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2017 and 2016, the average effective annual rental per square foot was $25.14 and $25.41, respectively. The estimated average occupied square footage for 2017 was calculated by averaging the unavailable rentable square footage on January 1, 2017 and January 1, 2018. The estimated average occupied square footage for 2016 was calculated by averaging the unavailable rentable square footage on January 1, 2016 and January 1, 2017.

During 2017, the lease with one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised more or equal to 10% of our consolidated revenues. None of the properties had book values greater than 10% of our consolidated assets as of December 31, 2017. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2017. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2017, based upon average occupied square feet for McAllen Medical Center:

Property	2017 Average Occupied Square Feet	2017 Revenues	2017 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,191,146	$17.03

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2017.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2018	0	0	$0	0%
2019	147,140	2	1,452,061	2%
2020	0	0	0	0%
2021	898,696	4	12,657,649	18%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
2026	0	0	0	0%
2027	0	0	0	0%
Thereafter	0	0	0	0%
Subtotal-hospital facilities	1,045,836	6	$14,109,710	20%
Other consolidated properties
2018	238,772	73	$7,351,494	10%
2019	196,240	61	5,542,473	7%
2020	263,418	70	7,510,862	10%
2021	265,271	45	7,496,533	10%
2022	242,829	45	7,006,279	9%
2023	208,556	30	5,467,946	7%
2024	67,267	8	2,040,610	3%
2025	109,305	10	3,288,102	4%
2026	48,574	7	1,422,031	2%
2027	122,698	7	2,562,332	3%
Thereafter	111,584	8	2,969,876	5%
Subtotal-other consolidated properties	1,874,514	364	$52,658,538	70%
Other unconsolidated properties (MOBs)
2018	12,317	4	$350,854	0%
2019	2,086	2	22,379	0%
2020	63,189	8	1,843,717	3%
2021	19,619	6	321,422	0%
2022	34,452	9	638,824	1%
2023	12,641	4	456,644	1%
2024	34,508	6	691,209	1%
2025	45,610	5	435,676	1%
2026	68,024	8	1,456,849	2%
2027	12,331	4	458,588	1%
Thereafter	5,857	1	55,947	0%
Subtotal-other unconsolidated properties	310,634	57	$6,732,109	10%
Total all properties at December 31, 2017	3,230,984	427	$73,500,357	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2017 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2017 and exclude the bonus rentals earned on the UHS hospital facilities.
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

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2017 and 2016 are summarized below:

	2017		2016
	High Price	Low Price	High Price	Low Price
First Quarter	$66.64	$60.01	$56.80	$47.26
Second Quarter	$79.68	$64.20	$57.85	$52.27
Third Quarter	$84.23	$73.35	$64.06	$56.73
Fourth Quarter	$78.02	$72.14	$65.59	$55.17

Holders

As of January 31, 2018, there were approximately 339 shareholders of record of our shares of beneficial interest.

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

	2017	2016
First Quarter	$.655	$.645
Second Quarter	.660	.650
Third Quarter	.660	.650
Fourth Quarter	.665	.655
	$2.640	$2.600

Equity Compensation

Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plan.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2012.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 12	Dec 13	Dec 14	Dec 15	Dec 16	Dec 17
Universal Health Realty Income Trust	$100	$83.66	$106.41	$116.40	$159.36	$189.16
S&P 500 Index	$100	$132.39	$150.51	$152.59	$170.84	$208.14
Peer Group	$100	$91.68	$125.57	$118.56	$118.85	$116.92

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2017. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2017	2016	2015	2014	2013
Operating Results:
Total revenues(1)	$72,348	$67,081	$63,950	$59,786	$54,280
Net income(2)	$45,619	$17,215	$23,691	$51,551	$13,169
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)(3)	$446,397	$447,240	$390,496	$380,109	$297,748
Investments in LLCs, net of liabilities(1)(4)	2,776	33,731	30,492	8,605	39,201
Intangible assets, net of accumulated amortization(3)	20,559	23,815	19,757	23,123	20,782
Total assets(1)(3)	490,008	524,750	458,503	428,490	373,710
Total indebtedness, including debt premium(1)(3)(5)	256,409	315,717	252,306	212,779	199,518
Other Data:
Funds from operations(6)	$42,228	$41,559	$38,349	$35,937	$34,955
Cash provided by (used in):
Operating activities	46,005	40,733	38,178	32,796	31,294
Investing activities	39,461	(74,834)	(44,309)	(4,038)	(13,373)
Financing activities	(86,009)	34,137	6,164	(29,815)	(17,491)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$3.35	$1.28	$1.78	$3.99	$1.04
Diluted earnings per share:
Total diluted earnings per share(2)	$3.35	$1.28	$1.78	$3.99	$1.04
Diluted funds from operations per share:
Total diluted funds from operations per share	$3.10	$3.09	$2.88	$2.78	$2.75
Dividends per share	$2.640	$2.600	$2.560	$2.520	$2.495
Other Information (in thousands)
Weighted average number of shares outstanding—basic	13,625	13,464	13,293	12,927	12,689
Weighted average number of shares and share equivalents outstanding—diluted	13,625	13,468	13,301	12,934	12,701

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the accounts of our consolidated investments.

(2)

Net income and earnings per share during 2017 includes: (i) $2.0 million of hurricane recovery proceeds received in excess of damaged property write-downs, and; (ii) a $27.2 million net gain (net of related transaction costs) recorded in connection with the Arlington transaction, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”. Net income and earnings per share during 2016 includes $528,000 of transactions costs related to various transactions during 2016.  Net income and earnings per share during 2015 includes: (i) an $8.7 million gain recorded in connection with a property exchange transaction, and; (ii) $243,000 of transaction costs related to various transactions during 2015. Net income and earnings per share during 2014 includes: (i) a $25.4 million gain recorded in connection with our purchase of third-party minority ownership interests in eight LLCs (January and August, 2014, as discussed below) in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since the effective dates); (ii) a $13.0 million gain on the divestiture of real property (the Bridgeway), and; (iii) $427,000 of transaction costs related to the 2014 acquisition and divestiture activity previously mentioned. Net income and earnings per share during 2013 includes approximately $200,000 of transaction costs related to various acquisitions.

(3)

Amounts include the fair value of the real property and debt of the eight previously unconsolidated LLCs, which we began consolidating during the first and third quarters of 2014 subsequent to our purchase of the third-party minority ownership interests on January 1, 2014 and August 1, 2014 (we owned 100% of each of these entities at December 31, 2014).

(4)

In March, 2017, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”, Arlington Medical Properties, LLC a formerly jointly-owned LLC in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building which generated $57.3 million of net cash proceeds to us.

Investments in LLCs at December 31, 2014 and 2013 reflect the consolidation of various LLCs, as mentioned in notes 2 and 3 above. Additionally, at December 31, 2013, Investments in LLCs reflects the deconsolidation of Palmdale Medical Properties. This LLC was deemed to be a variable interest entity during the term of the master lease and was consolidated in our financial statements through June 30, 2013 since we were the primary beneficiary through that date. Effective July 1, 2013, this LLC is no longer be deemed a variable interest entity and is accounted for in our financial statements on an unconsolidated basis pursuant to the equity method. Effective January 1, 2014, Investments in LLCs reflects the consolidation of Palmdale Medical Properties, since we purchased the third-party minority ownership interests in Palmdale and began accounting for this LLC on a consolidated basis as of that date.

(5)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $27.8 million as of December 31, 2017, $28.4 million as of December 31, 2016, $28.9 million as of December 31, 2015, $52.7 million as of December 31, 2014 and $80.1 million as of December 31, 2013 (See Note 8 to the consolidated financial statements).

(6)

Our funds from operations (“FFO”) during 2017, 2016, 2015, 2014 and 2013 are net of reductions for transaction costs of $107,000, $528,000, $243,000 $427,000 and $203,000, respectively.  On January 1, 2017, we adopted ASU 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business”, which permits the capitalization of acquisition costs to the underlying assets since acquisitions are now generally considered asset acquisitions versus business combinations.

Funds from operations (“FFO”) is a widely recognized measure of performance for REITs. We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of various gains that occurred during the periods presented, as well as hurricane insurance recovery proceeds in excess of damaged property write-downs that occurred in 2017. AFFO was also computed for the year ended December 31, 2017, as discussed herein, since we believe it is helpful to our investors since it adjusts for the hurricane accounting impact on our financial statements.  FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO and AFFO for each of the last five years is shown below:

	(000s)
	2017	2016	2015	2014	2013
Net income	$45,619	$17,215	$23,691	$51,551	$13,169
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	24,598	22,493	21,710	20,548	18,496
Unconsolidated affiliates	1,240	1,851	1,690	2,290	3,290
Less gains:
Gain on property exchange	—	—	(8,742)	—	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	—	—	(25,409)	—
Gain on divestiture of real property	—	—	—	(13,043)	—
Gain on Arlington transaction	(27,196)	—	—	—	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(2,033)	—	—	—	—
Funds From Operations	$42,228	$41,559	$38,349	$35,937	$34,955
Hurricane related expenses	4,967	—	—	—	—
Hurricane related recoveries	(4,967)	—	—	—	—
Adjusted Funds From Operations	$42,228	$41,559	$38,349	$35,937	$34,955
Weighted average number of shares and equivalents outstanding - Diluted	13,625	13,468	13,301	12,934	12,701
Funds From Operations per diluted share	$3.10	$3.09	$2.88	$2.78	$2.75
Adjusted Funds From Operations per diluted share	$3.10	$3.09	$2.88	$2.78	$2.75

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical/office buildings. As of February 28, 2018, we have sixty-eight real estate investments or commitments in twenty states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	four free-standing emergency departments (“FEDs”);
•	fifty-four medical/office buildings (“MOBs”), including four owned by unconsolidated LLCs/LPs, and;
•	four preschool and childcare centers.

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

•

the potential indirect impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, which makes significant changes to corporate and individual tax rates and calculation of taxes, which could potentially impact our tenants and jurisdictions, both positively and negatively, in which we do business, as well as the overall investment thesis for REITS;

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions. Since UHS comprised approximately 32% and 33% of our consolidated revenues for the years ended December 31, 2017 and  December 31, 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

Legislation has already been enacted that has repealed the individual mandate to obtain health insurance penalty that had been required by the ACA.  In addition, Congress is considering legislation that would, in material part: (i) eliminate the large employer mandates to provide health insurance coverage; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.   In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions, from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) directing the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements, and; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level.

It remains unclear what portions of the Legislation may remain, or whether any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services

•

there can be no assurance that if any of the announced or proposed changes described above are implemented there will not be negative financial impact on the operators of our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in the ability of the operators of our hospitals to receive reimbursement for health care services provided which could result in a material adverse effect on the financial condition or results of operations of the operators of our properties, and, thus, our business;

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

Federal Income Taxes:    No provision has been made for federal income tax purposes since we qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified.   To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal, state or local income tax on income that we distribute as dividends to our shareholders. We have historically distributed, and intend to continue to distribute, 100% of our annual REIT taxable income to our shareholders.

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

Results of Operations

Year ended December 31, 2017 as compared to the year ended December 31, 2016:

For the year ended December 31, 2017, net income was $45.6 million as compared to $17.2 million during 2016.  The $28.4 million increase was primarily attributable to:

•	a $27.2 million increase due to the gain recorded during the first quarter of 2017 in connection with the Arlington Medical Properties, LLC transaction, as discussed herein;
•	a $2.0 million increase resulting from the hurricane recovery proceeds in excess of damaged property write-downs;
•

a $708,000 decrease due to increased interest expense resulting primarily from an increase in our average cost of funds under our revolving credit agreement, offset by the repayment of four third-party mortgages (during the second, third and fourth quarters of 2017) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate;

•	a $421,000 increase due to a decrease in transaction cost expense, and;
•	$538,000 of other combined net decreases primarily attributable to the unfavorable impact resulting from the temporary closure of the properties damaged by Hurricane Harvey, as discussed below.

Total revenue increased $5.3 million, or 7.9%, during the year ended December 31, 2017, as compared to 2016, due primarily to the revenues generated at MOBs acquired during 2017 and 2016, as well as net increases at various other properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $17.4 million and $16.4 million for the years ended December 31, 2017 and 2016, respectively.  The increase in operating expenses during 2017, as compared to 2016, is partially due to new acquisitions during 2017 and 2016.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts.  Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income.

During 2017, we had a total of 38 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $10 per square foot during 2017. The weighted-average leasing commissions on the new and renewed leases commencing during 2017 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2017 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2017, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

During 2016, we had a total of 32 new or renewed leases related to the medical office buildings in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $12 per square foot during 2016. The weighted-average leasing commissions on the new and renewed leases commencing during 2016 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2016 was approximately 2% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2016, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Funds from operations (“FFO”) is a widely recognized measure of performance for REITs. We believe that FFO and FFO per diluted share, and adjusted funds from operations (“AFFO”) and AFFO per diluted share, which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles in the United States of America), are helpful to our investors as measures of our operating performance. We compute FFO, as reflected below, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of various gains, such as gains on transactions, as well as the hurricane insurance recovery proceeds in excess of damaged property write-downs that occurred during the periods presented.   AFFO was also computed for the year ended December 31, 2017, as discussed herein, since we believe it is helpful to our investors since it adjusts for the hurricane accounting impact on our financial statements.  FFO/AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO/AFFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO and AFFO for 2017 and 2016 (in thousands):

	2017	2016
Net income	$45,619	$17,215
Depreciation and amortization expense on consolidated investments	24,598	22,493
Depreciation and amortization expense on unconsolidated affiliates	1,240	1,851
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(2,033)	—
Gain on Arlington transaction	(27,196)	—
Funds From Operations	$42,228	$41,559
Hurricane related expenses	4,967	-
Hurricane insurance recoveries	(4,967)	-
Adjusted Funds From Operations	$42,228	$41,559

Weighted average number of shares and equivalents outstanding - Diluted	13,625	13,468
Funds From Operations per diluted share	$3.10	$3.09
Adjusted Funds From Operations per diluted share	$3.10	$3.09

Our FFO/AFFO increased to $42.2 million, or $3.10 per diluted share during 2017, as compared to $41.6 million, or $3.09 per diluted share, during 2016. The net increase in FFO and AFFO during 2017, as compared to 2016, was primarily attributable to: (i) a net increase in the income (before depreciation and amortization expense) generated at our properties, including the properties acquired at various times during 2016 and 2017; (ii) a decrease in transaction cost expense, as mentioned above, offset by; (iii) an unfavorable impact of approximately $510,000 resulting from the temporary closure of the properties impacted by Hurricane Harvey, as discussed below.

Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Since the hurricane, each of these properties remain temporarily closed and non-operational as we complete the damage assessments and restoration of the properties to an operational condition. Although we can provide no assurance on the estimated re-opening dates, it is expected that the buildings will continue to be closed through the majority of the second quarter of 2018.  In the aggregate, these properties comprised approximately 2% of our consolidated revenues during the six months ended June 30, 2017.

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

Included in our financial results for the year ended December 31, 2017 are hurricane related expenses of approximately $5.0 million consisting of $3.6 million related to property damage and $1.4 million related to remediation and demolition expenses. Also included in our financial results for the twelve-month period ended December 31, 2017 are aggregate hurricane related insurance recoveries of approximately $7.0 million, consisting of $5.0 million related to recovery of hurricane related expenses and $2.0 million related to recovery proceeds in excess of the damaged property write-downs.

As of December 31, 2017, our financial statements do not include any business interruption insurance recoveries since no business interruption insurance proceeds were received as of that date. However, we expect that business interruption insurance recoveries will be recognized in future periods when recovery proceeds are probable and/or insurance carrier notifications are received.

The hurricane related expenses and insurance recoveries recorded to date are based upon the damage assessments of the real property at each of the above-mentioned properties. We are unable to assess the ultimate repair cost of the damaged property or the amount of total insurance recoveries we may ultimately receive. As of December 31, 2017, the aggregate hurricane-related insurance recoveries have exceeded the combined net book value of the damaged property and the hurricane related expenses incurred as of that date. Although we expect to receive additional hurricane-related insurance proceeds in the future, the timing and amount of such proceeds cannot be determined at this time since it will be based upon factors such as ultimate replacement costs of damaged assets and the ultimate value of the business interruption claims. Therefore, in connection with Hurricane Harvey, it is likely that we will record additional hurricane related expenses and hurricane related insurance recoveries in future periods, which could be material.

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

Liquidity and Capital Resources

Year ended December 31, 2017 as compared to December 31, 2016:

Net cash provided by operating activities

Net cash provided by operating activities was $46.0 million during 2017 as compared to $40.7 million during 2016.  The $5.3 million increase was attributable to:

•

a favorable change of approximately $1.4 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane related expenses and recoveries, and gain on Arlington transaction);

•

a favorable change of $3.6 million in tenant reserves, deposits and deferred and prepaid rents, consisting primarily of $4.6 million received in 2017 from a tenant as reimbursement for their share of the cost of certain tenant improvements;

•	an unfavorable change of $286,000 in rent receivable;
•	a favorable change of $438,000 in accrued expense and other liabilities, and;
•	other combined net favorable changes of approximately $107,000

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was $39.5 million during 2017 as compared to $74.8 million of net cash used in investing activities during 2016.

2017:

During 2017, $39.5 million of net cash was provided by investing activities as follows:

•	spent $532,000 to fund equity investments in various unconsolidated LLCs;
•

spent approximately $15.3 million in additions to real estate investments, including construction costs for the Henderson Medical Plaza MOB (this property opened in April, 2017), as well as tenant improvements at various MOBs;

•	received $7.0 million of aggregate hurricane related insurance recoveries;
•	spent approximately $1.4 million to fund hurricane related remediation expenses;
•

spent approximately $9.0 million in connection with the July and September, 2017 acquisitions of the Health Center of Hamburg and the Las Palmas FED, respectively, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions, Dispositions and Property Exchange Transaction;

•	spent approximately $7.9 million to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties, LLC);
•	received $65.2 million of net cash proceeds generated in connection with the divestiture of St. Mary’s Professional Office Building, as discussed herein (net of closing costs);
•	$216,000 of installment repayments received in connection with a member loan advanced to an LLC, and;
•

received $1.2 million of cash distributions in excess of income received from our unconsolidated LLCs ($3.6 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs).

2016:

During 2016, we used $74.8 million of net cash in investing activities as follows:

•	spent $5.5 million to fund equity investments in unconsolidated LLCs;
•

spent $11.2 million in additions to real estate investments, including the construction costs related to Henderson Medical Plaza MOB (opened in April, 2017), as well as tenant improvements at various MOBs;

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

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $86.0 million during 2017, as compared to $34.1 million of net cash provided by financing activities during 2016.

2017:

The $86.0 million of cash used in financing activities during 2017 consisted of:

•	received $22.6 million of proceeds from two new mortgage notes payable that are non-recourse to us;
•

received $9.4 million of net cash from the issuance of shares of beneficial interest, including $9.1 million of net cash received in connection with our at-the-market equity issuance program, as discussed below;

•	repaid $20.5 million of net borrowings on our revolving credit agreement;
•

repaid $61.0 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $58.5 million of previously outstanding mortgage notes payable on six properties that were funded utilizing borrowings under our revolving credit agreement (two of which were subsequently refinanced with new mortgages aggregating to $22.6 million, as mentioned above);

•	paid $446,000 of financing costs related to the revolving credit agreement and new mortgage notes payable that are non-recourse to us, and;
•	paid $36.1 million of dividends.

2016:

The $34.1 million of net cash provided by financing activities during 2016 consisted of:

•	received $59.4 million of additional borrowings on our revolving line of credit;
•	received $13.5 million of net cash from the issuance of shares of beneficial interest, $13.2 million of which related to our at-the-market equity issuance program, as discussed below;
•	repaid $3.2 million on mortgages and other notes payable that are non-recourse to us;
•	paid $307,000 of financing costs related to the amendment of our revolving credit facility;
•	paid $35.1 million of dividends, and;
•	paid $30,000 of partial settlements of dividend equivalent rights.

At-The-Market Equity Issuance Program (“ATM”):

We maintained an at-the-market equity issuance program (“ATM”) pursuant to the terms of which we could sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015. During the third quarter of 2017, we met our aggregate sales threshold of $23.3 million pursuant to this program.

Pursuant to the ATM Program, during the twelve months ended December 31, 2017, there were 127,499 shares issued at an average price of $74.71 per share which generated approximately $9.1 million of net cash proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).  Since inception of this ATM program, including shares issued under a prior Registration Statement filed with the Securities and Exchange Commission in November 2012, we have issued 957,415 shares at an average price of $52.22 per share, which generated approximately $47.9 million of net proceeds (net of approximately $2.1 million, consisting of compensation of $1.25 million to Merrill Lynch as well as $840,000 of other various fees and expenses).

During 2016, pursuant to the ATM Program, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of net cash proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses).   There were no shares issued pursuant to an ATM program during 2015.

We have generally used the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

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

•	an unfavorable change of $914,000 in rent receivable due, in part, to increased receivables at properties acquired during 2016, and;
•	other combined net favorable changes of approximately $410,000

Net cash used in investing activities

Net cash used in investing activities was $74.8 million during 2016 as compared to $44.3 million during 2015.  The factors contributing to the $74.8 million of net cash used in investing activities during 2016 are detailed above.

2015:

During 2015, we used $44.3 million of net cash in investing activities as follows:

•	spent $667,000 to fund equity investments in unconsolidated LLCs;
•	spent $22.8 million in advances in the form of a member loan to an unconsolidated LLC;
•	spent $5.3 million in additions to real estate investments primarily for tenant improvements at various MOBs;
•	spent $150,000 consisting of a deposit on real estate assets;
•	spent $16.8 million to acquire the real estate assets of a medical office building and two free-standing emergency departments;
•	spent $2.3 million for payment of a note payable related to the purchase of third-party minority interests in six majority-owned LLCs during the third quarter of 2014;
•	received $306,000 of cash as repayment for a member loan to an unconsolidated LLC;
•	received $224,000 of cash in excess of income related to our unconsolidated LLCs ($2.8 million of cash distributions received less $2.5 million of equity in income of unconsolidated LLCs);
•	received $1.1 million of cash proceeds in connection with the refinancing of third-party debt by a majority-owned LLC in which we hold a noncontrolling ownership interest, and;
•	received $2.0 million of cash proceeds in connection with the property exchange with an unrelated third party.

Net cash provided by financing activities

Net cash provided by financing activities was $34.1 million during 2016 as compared to $6.2 million during 2015.  The factors contributing to the $34.1 million of net cash provided by financing activities during 2016 are detailed above.

2015:

The $6.2 million of net cash provided by financing activities during 2015 consisted of:

•	received $52.4 million of additional borrowings on our revolving line of credit;
•	received $5.2 million of proceeds related to a new mortgage note payable (refinance) that is non-recourse to us;
•	received $1.7 million of net cash from the issuance of shares of beneficial interest ($1.1 million relates to shares issued in late December, 2014);
•	repaid $17.8 million on mortgages and other notes payable that are non-recourse to us;
•	paid $1.1 million of financing costs on the new revolving credit facility and a new mortgage note payable refinance, and;
•	paid $34.1 million of dividends.

Additional cash flow and dividends paid information for 2017, 2016 and 2015:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $46.0 million during 2017, $40.7 million during 2016 and $38.2 million during 2015. As also indicated on our statements of cash flows, noncash and other items such as depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, the 2017 hurricane related expenses and insurance recoveries and the gains recorded during 2017 and 2015, are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $1.2 million during 2017, $1.4 million during 2016 and $224,000 during 2015, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $47.2 million during 2017, $42.1 million during 2016 and $38.4 million during 2015, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $36.1 million during 2017, $35.1 million during 2016 and $34.1 million during 2015. During 2017, the $47.2 million of cash generated related to the operating activities of our properties was approximately $11.1 million greater than that $36.1 million of dividends paid.  During 2016, the $42.1 million of cash generated related to the operating activities of our properties was approximately $7.0 million greater than the $35.1 million of dividends paid. During 2015, the $38.4 million of cash generated related to the operating activities of our properties exceeded the $34.1 million of dividends paid by approximately $4.3 million.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $250 million revolving credit facility agreement (which had $67.4 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of December 31, 2017);   (ii)  borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On May 24, 2016, we amended our revolving credit agreement (“Credit Agreement”) to, among other things, increase the borrowing capacity to $250 million from $185 million previously. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2017, we had $181.1 million of outstanding borrowings and $1.5 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $181.1 million at December 31, 2017. We had $67.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2017. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2017, 2016 and 2015 was $182.4 million, $164.2 million and $114.3 million, respectively, with corresponding effective interest rates of 2.8%, 2.3% and 2.1%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	December 31, 2017
Tangible net worth	$136,170	$190,002
Total leverage	< 60%	41.2%
Secured leverage	< 30%	11.7%
Unencumbered leverage	< 60%	37.7%
Fixed charge coverage	> 1.50x	3.8x

As indicated on the following table, we have eleven mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2017 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	$4,130	4.63%	February, 2018
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	9,764	4.63%	April, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	7,968	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,624	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,059	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,126	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,946	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,007	4.95%	November, 2023
Summerlin Hospital Medical Office Building III floating rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,519	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,400	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	75,742
Less net financing fees	(680)
Plus net debt premium	297
Total mortgage notes payable, non-recourse to us, net	$75,359
(a.)	All mortgage loans require monthly principal payments through maturity and most include a balloon principal payment upon maturity.
(b.)	This loan was fully repaid upon its maturity, utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

On December, 1, 2017, upon its maturity, the $6.1 million fixed rate mortgage loan on the Phoenix Children’s East Valley Care Center was refinanced with a new $9.4 million fixed rate mortgage, with a maturity date of January, 2030.

On October 2, 2017, upon its maturity, the $10.8 million fixed rate mortgage loan on the Summerlin Hospital Medical Office Building II was fully repaid utilizing borrowings under our Credit Agreement.

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

On March 31, 2017, upon its maturity, a $10.3 million floating rate mortgage loan on Summerlin Hospital Medical Office Building III was fully repaid.  In April, 2017, we refinanced this property with a $13.2 million fixed rate mortgage, with a maturity date of April, 2024.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $76.3 million as of December 31, 2017.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2016, we had fifteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fifteen mortgages was $114.2 million (excluding net debt premium of $436,000 and net of net financing fees of $381,000 at December 31, 2016), and had a combined fair value of approximately $115.7 million at December 31, 2016.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2017 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed (a) (b)	$61,848	$9,453	$5,673	$13,796	$32,926
Long-term non-recourse debt-variable (a) (b)	13,894	13,894	—	—	—
Long-term debt-variable (c)	181,050	—	181,050	—	—
Estimated future interest payments on debt outstanding as of December 31, 2017 (d)	20,613	8,239	5,569	3,727	3,078
Operating leases (e)	27,755	464	928	928	25,435
Equity and debt financing commitments (f)	362	362	—	—	—
Total contractual obligations	$305,522	$32,412	$193,220	$18,451	$61,439

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with an aggregate fair value of approximately $76.3 million as of December 31, 2017. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $27.8 million of combined third-party debt outstanding as of December 31, 2017, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $181.1 million of borrowings outstanding as of December 31, 2017 under the terms of our $250 million Credit Agreement which matures on March 27, 2019. The amount outstanding approximates fair value as of December 31, 2017.

(d)

Assumes that all debt outstanding as of December 31, 2017, including borrowings under the Credit Agreement, and the eleven loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2017. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2017, as discussed in Note 6-Leases to the Consolidated Financial Statements, in connection with ground leases at fourteen of our consolidated properties.

(f)	Consists of equity investment and debt financing commitments remaining in connection with our investment at FTX MOB Phase II.

Off Balance Sheet Arrangements

As of December 31, 2017, we were party to certain off balance sheet arrangements amounting to $1.5 million related to Centennial Hills Medical Properties which were terminated in early 2018.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through the January, 2017 expirations, no payments were made to us by the counterparties pursuant to the terms of these caps.

During the second quarter of 2016, we entered into an interest rate cap on a total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between

1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps and expires in March, 2019. From inception through December 31, 2017, there were no payments made to us by the counterparty pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019. From inception through December 31, 2017, there were no payments made to us by the counterparty pursuant to the terms of this cap.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. The fair value of our debt is approximately $257.4 million. The difference between actual amounts outstanding and fair value is approximately $592,000.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2017. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$9,453	$3,984	$1,689	$1,845	$11,951	$32,926	$61,848
Average interest rates	4.5%	4.4%	4.3%	4.3%	4.4%	4.2%	4.4%
Variable rate:
Debt(b)	$13,894	$181,050	$—	$—	$—	$—	$194,944
Average interest rates	3.1%	3.1%	—	—	—	—	3.1%
Interest rate caps:
Notional amount	$—	$60,000	$—	$—	$—	$—	$60,000
Interest rates	—	1.5%	—	—	—	—	1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $13.9 million of non-recourse mortgage notes payable and of $181.1 million of outstanding borrowings under the terms of our $250 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2017 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate caps, each 1% change in interest rates would impact our net income by approximately $1.3 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

Philadelphia, Pennsylvania
February 28, 2018

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements: See “Index to Financial Statements and Schedule”
(2)	Financial Statement Schedules: See “Index to Financial Statements and Schedule”
(3)	Exhibits:
No.	Description
3.1	Declaration of Trust, dated as of August 1986, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference. (P)

3.2

Amendment to Declaration of Trust, dated as of June 15, 1993, previously filed as Exhibit 4.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-60638) is incorporated herein by reference. (P)

3.3	Amended and restated bylaws previously filed as Exhibit 3.1 to the Trust’s Current Report on Form 8-K dated September 28, 2016 is incorporated herein by reference.

3.4	Amendment to the bylaws, effective as of September 6, 2013, previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K dated September 6, 2013, is incorporated herein by reference.

10.1

Advisory Agreement, dated as of December 24, 1986, between UHS of Delaware, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference. (P)

10.2	Agreement dated December 6, 2017, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

10.3

Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference. (P)

10.4

Form of Leases, including Form of Master Lease Document Leases, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference. (P)

10.5

Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 1986, issued by Universal Health Services, Inc. in favor of the Trust, previously filed as Exhibit 10.5 to the Trust’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference. (P)

10.6

Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference. (P)

10.7

Credit Agreement, dated as of March 27, 2015, by and among the Trust, a syndicate of lenders and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and SunTrust Bank as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated March 27, 2015, is incorporated herein by reference.

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

10.9	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement on Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

No.	Description
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

10.13*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	INS XBRL Instance Document, filed herewith.

101	SCH XBRL Taxonomy Extension Schema Document, filed herewith.

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101	DEF XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101	LAB XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

*Management contract or compensatory plan or arrangement.

Exhibits, other than those incorporated by reference, have been included in copies of this Annual Report filed with the Securities and Exchange Commission. Shareholders of the Trust will be provided with copies of those exhibits upon written request to the Trust.

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH REALTY INCOME TRUST

By:	/S/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, Chief Executive Officer and President

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2018

/S/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Trustee	February 28, 2018

/S/ MICHAEL ALLAN DOMB Michael Allan Domb	Trustee	February 28, 2018

/S/ ELLIOT J. SUSSMAN Elliot J. Sussman, M.D., M.B.A.	Trustee	February 28, 2018

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Trustee	February 28, 2018

/S/ MARC D. MILLER Marc D. Miller	Trustee	February 28, 2018

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 28, 2018

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2017	2016
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$546,634	$534,190
Accumulated depreciation	(153,379)	(138,588)
	393,255	395,602
Land	53,142	51,638
Net Real Estate Investments	446,397	447,240
Investments in and advances to limited liability companies ("LLCs")	4,671	35,593
Other Assets:
Cash and cash equivalents	3,387	3,930
Base and bonus rent and other receivables from UHS	2,680	2,321
Rent receivable - other	6,422	5,291
Intangible assets (net of accumulated amortization of $28.7 million and $27.1 million at December 31, 2017 and December 31, 2016, respectively)	20,559	23,815
Deferred charges and other assets, net	5,892	6,560
Total Assets	$490,008	$524,750
Liabilities:
Line of credit borrowings	$181,050	$201,500
Mortgage notes payable, non-recourse to us, net	75,359	114,217
Accrued interest	540	626
Accrued expenses and other liabilities	12,188	11,809
Tenant reserves, deposits and deferred and prepaid rents	10,310	5,321
Total Liabilities	279,447	333,473
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2017 - 13,735,369; 2016 - 13,599,055	137	136
Capital in excess of par value	265,335	255,656
Cumulative net income	618,120	572,501
Cumulative dividends	(673,175)	(637,121)
Accumulated other comprehensive income	144	105
Total Equity	210,561	191,277
Total Liabilities and Equity	$490,008	$524,750

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues:
Base rental - UHS facilities	$16,888	$16,299	$15,955
Base rental - Non-related parties	40,335	37,060	35,157
Bonus rental - UHS facilities	4,917	4,723	4,565
Tenant reimbursements and other - Non-related parties	9,198	8,113	7,490
Tenant reimbursements and other - UHS facilities	1,010	886	783
	72,348	67,081	63,950
Expenses:
Depreciation and amortization	25,116	22,956	22,108
Advisory fees to UHS	3,577	3,263	2,810
Other operating expenses	19,511	18,220	18,152
Transaction costs	107	528	243
Hurricane related expenses	4,967	—	—
Hurricane insurance recoveries	(4,967)	—	—
	48,311	44,967	43,313
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain	24,037	22,114	20,637
Equity in income of unconsolidated LLCs	2,416	4,456	2,536
Hurricane insurance recovery proceeds in excess of damaged property write-downs	2,033	—	—
Gain on Arlington transaction	27,196	—	—
Gain on property exchange	—	—	8,742
Interest expense, net	(10,063)	(9,355)	(8,224)
Net income	$45,619	$17,215	$23,691
Basic earnings per share	$3.35	$1.28	$1.78
Diluted earnings per share	$3.35	$1.28	$1.78
Weighted average number of shares outstanding - Basic	13,625	13,464	13,293
Weighted average number of share equivalents	—	4	8
Weighted average number of shares and equivalents outstanding - Diluted	13,625	13,468	13,301

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Net Income	$45,619	$17,215	$23,691
Other comprehensive income/(loss):
Unrealized derivative gains/(losses) on interest rate caps	39	199	(6)
Total other comprehensive income/(loss):	39	199	(6)
Total comprehensive income	$45,658	$17,414	$23,685

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares
			Capital in			Accumulated other	UHT
	Number		excess of	Cumulative	Cumulative	comprehensive	Shareholders'	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity	Equity
January 1, 2015	13,302	$133	$240,835	$531,595	$(567,894)	$(88)	$204,581	$204,581
Shares of Beneficial Interest:
Issued	25	-	513	—	—	—	513	513
Partial settlement of dividend equivalent rights	—	—	(75)	—	—	—	(75)	(75)
Restricted stock-based compensation expense	—	—	427	—	—	—	427	427
Dividends ($2.56/share)	—	—	—	—	(34,089)	—	(34,089)	(34,089)
Comprehensive income:
Net income	—	—	—	23,691	—	—	23,691	23,691
Unrealized loss on interest rate cap	—	—	—	—	—	(6)	(6)	(6)
Subtotal - comprehensive income				23,691		(6)	23,685	23,685
January 1, 2016	13,327	133	241,700	555,286	(601,983)	(94)	195,042	195,042
Shares of Beneficial Interest:
Issued	272	3	13,505	—	—	—	13,508	13,508
Partial settlement of dividend equivalent rights	—	—	(30)	—	—	—	(30)	(30)
Restricted stock-based compensation expense	—	—	481	—	—	—	481	481
Dividends ($2.60/share)	—	—	—	—	(35,138)	—	(35,138)	(35,138)
Comprehensive income:
Net income	—	—	—	17,215	—	—	17,215	17,215
Unrealized gain on interest rate cap	—	—	—	—	—	199	199	199
Subtotal - comprehensive income				17,215		199	17,414	17,414

January 1, 2017	13,599	136	255,656	572,501	(637,121)	105	191,277	191,277
Shares of Beneficial Interest:
Issued	136	1	9,141	—	—	—	9,142	9,142
Restricted stock-based compensation expense	—	—	538	—	—	—	538	538
Dividends ($2.64/share)	—	—	—	—	(36,054)	—	(36,054)	(36,054)
Comprehensive income:
Net income	—	—	—	45,619	—	—	45,619	45,619
Unrealized gain on interest rate cap	—	—	—	—	—	39	39	39
Subtotal - comprehensive income				45,619		39	45,658	45,658
December 31, 2017	13,735	$137	$265,335	$618,120	$(673,175)	$144	$210,561	$210,561

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$45,619	$17,215	$23,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,091	23,008	22,198
Amortization of debt premium	(139)	(225)	(225)
Stock-based compensation expense	538	481	427
Hurricane related expenses	4,967	—	—
Hurricane insurance recoveries	(4,967)	—	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(2,033)	—	—
Gain on Arlington transaction	(27,196)	—	—
Gain on property exchange	—	—	(8,742)
Changes in assets and liabilities:
Rent receivable	(1,490)	(1,204)	(290)
Accrued expenses and other liabilities	441	3	(184)
Tenant reserves, deposits and deferred and prepaid rents	4,989	1,377	1,781
Accrued interest	(86)	122	(41)
Leasing costs paid	(769)	(627)	(556)
Other, net	1,040	583	119
Net cash provided by operating activities	46,005	40,733	38,178
Cash flows from investing activities:
Investments in LLCs	(532)	(5,454)	(667)
Repayments of advances made to LLCs	216	851	306
Advances made to LLCs	—	—	(22,795)
Cash distributions in excess of income from LLCs	1,187	1,362	224
Cash distribution of refinancing proceeds from LLCs	—	—	1,045
Additions to real estate investments, net	(15,313)	(11,204)	(5,257)
Cash proceeds received from divestiture of property, net	65,220	—	—
Cash received for property exchange	—	—	2,000
Hurricane insurance recoveries for damaged real estate property	4,967	—	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	2,033	—	—
Hurricane remediation expenses paid	(1,387)	—	—
Deposits on real estate assets	—	—	(150)
Net cash paid for acquisition of properties	(9,040)	(60,389)	(16,765)
Cash paid to acquire minority interests in majority-owned LLCs	(7,890)	—	(2,250)
Net cash provided by/(used in) investing activities	39,461	(74,834)	(44,309)
Cash flows from financing activities:
Net borrowings on line of credit	—	59,350	52,400
Net repayments on line of credit	(20,450)	—	—
Proceeds from mortgage notes payable	22,600	—	5,200
Repayments of mortgage notes payable	(61,021)	(3,230)	(17,826)
Financing costs paid	(446)	(307)	(1,114)
Dividends paid	(36,054)	(35,138)	(34,089)
Partial settlement of dividends equivalent rights	—	(30)	(75)
Issuance of shares of beneficial interest, net	9,362	13,492	1,668
Net cash (used in)/provided by financing activities	(86,009)	34,137	6,164
(Decrease)/increase in cash and cash equivalents	(543)	36	33
Cash and cash equivalents, beginning of period	3,930	3,894	3,861
Cash and cash equivalents, end of period	$3,387	$3,930	$3,894
Supplemental disclosures of cash flow information:
Interest paid	$9,692	$8,895	$8,025
Supplemental disclosures of non-cash transactions:
Acquisitions:
Financing assumed in acquisition	$—	$7,499	$—
Property Exchange Transaction:
Net assets acquired in property exchange	$—	$—	$9,886
Net assets relinquished in property exchange	—	—	(3,144)

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 28, 2018, we have sixty-eight real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	four free-standing emergency departments (“FEDs”);
•	fifty-four medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

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

Our intangible assets primarily consist of the value of in-place leases at December 31, 2017, and will be amortized over the remaining lease terms (aggregate weighted average of 4.4 years at December 31, 2017) and is expected to result in estimated aggregate amortization expense of $3.7 million, $3.1 million, $2.9 million $2.5 million and $1.8 million for 2018, 2019, 2020, 2021 and 2022, respectively. Amortization expense on intangible values of in place leases and above-market leases was $4.9 million for the year ended December 31, 2017, $5.1 million for the year ended December 31, 2016 and $5.5 million for the year ended December 31, 2015.  Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $19.7 million for the year ended December 31, 2017, $17.4 million for the year ended December 31, 2016 and $16.2 million for the year ended December 31, 2015.

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

Investments in Limited Liability Companies (“LLCs”)

In accordance with the professional standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method of accounting. The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities.  Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows.

At December 31, 2017, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. We accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these LLCs are joint-ventures between us and non-related parties that manage and hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Federal Income Taxes

No provision has been made for federal income tax purposes since we qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, and intend to continue to remain so qualified. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal, state or local income tax on income that we distribute as dividends to our shareholders. We have historically distributed, and intend to continue to distribute, 100% of our annual REIT taxable income to our shareholders.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $584 million and $384 million, respectively, at December 31, 2017.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $561 million and $385 million, respectively, at December 31, 2016.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center generated approximately 10% during 2017, and 11% during each of 2016 and 2015, of our consolidated revenues.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires entities to show the changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows. ASU 2016-18 will be effective for us retrospectively for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. We do not believe ASU 2016-18 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Upon adoption of this new standard, we will recognize significant rights of use assets and lease obligation liabilities on the consolidated balance sheet, primarily as a result of our ground lease obligations. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018.  We expect to adopt the standard using the modified retrospective approach, which requires a cumulative-effect adjustment to equity as of the date of adoption. We do not expect this adoption to have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Subsequent to our adoption of this guidance in January, 2017, we believe that our property acquisitions will generally qualify as asset acquisitions under the standard, which permits the capitalization of acquisition costs to the underlying assets. We adopted this new guidance effective January 1, 2017. This new guidance is not expected to have a significant impact on our financial statements.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 25% of our total revenue for the five years ended December 31, 2017 (approximately 22%, 24% and 25% for the years ended December 31, 2017, 2016 and 2015 respectively). Including 100% of the revenues generated at the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%, the leases on the UHS hospital facilities accounted for approximately 20% of the combined consolidated and unconsolidated revenue for the five years ended December 31, 2017 (approximately 19% for each of the years ended December 31, 2017 and 2016, and 20% for the year ended December 31, 2015). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.4 million on the development and construction of this MOB as of December 31, 2017.

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

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee was 0.70% during each of 2017, 2016 and 2015 of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2017, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2018 pursuant to the same terms as the Advisory Agreement in place during the last three years.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid during 2017, 2016 or 2015 since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $3.6 million during 2017, $3.3 million during 2016 and $2.8 million during 2015 and were based upon average invested real estate assets of $511 million, $466 million and $401 million during 2017, 2016 and 2015, respectively.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2017 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership:    As of December 31, 2017 and 2016, UHS owned 5.7% and 5.8%, respectively, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the leases on the hospital facilities leased to wholly-owned subsidiaries of UHS comprised approximately 22%, 24% and 25% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) NEW CONSTRUCTION, ACQUISITIONS, DISPOSITIONS AND PROPERTY EXCHANGE TRANSACTION

2017:

Acquisitions:

During 2017, we paid approximately $9.0 million to:

•

purchase the Las Palmas Del Sol Emergency Center – West, an FED located in El Paso, Texas for a purchase price of approximately $4.2 million (including approximately $60,000 of transaction costs).  This FED is 100% leased under the terms of a ten year triple net lease that had a remaining lease term of approximately 9 years at the time of purchase, with two, five year renewal options.

•

purchase the Health Center at Hamburg located in Hamburg, Pennsylvania for a purchase price of approximately $4.8 million (including approximately $96,000 of transactions costs). This medical office building is 100% leased under the terms of a fifteen year triple net lease and had a remaining lease term of approximately 8.5 years at the time of purchase, with two, five year renewal options.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair values estimated at the acquisition dates. The intangible assets consist of the value of the in-place leases at the properties at the time of acquisition, and the intangible liabilities consist of the value of a below-market lease at the time of acquisition. The value of the in-place leases will be amortized over the average remaining lease of each property at the time of acquisition (aggregate weighted average of 8.4 years at December 31, 2017). The below market lease, which is reflected below as below market intangibles will be amortized over the remaining term of the respective lease.  The estimated aggregate allocation, including transaction costs, is as follows:

Land	$1,496
Buildings and improvements	8,434
Intangible assets	1,598
Below-market lease intangibles	(2,488)

Net cash paid	$9,040

Disposition:

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as discussed below.  St. Mary’s is a multi-tenant medical office building located in Reno, Nevada.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s for a purchase price of $7.9 million. The divestiture of St. Mary’s generated an aggregate of approximately $57.3 million of net cash proceeds to us. These proceeds, which were net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan.  Our results of operations for the year ended December 31, 2017 include a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

Summary of Like-Kind Exchange Transactions Pursuant to Section 1031 of the IRS Code:

During 2016 and 2017, as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code in connection with the divestiture of St. Mary’s, we acquired two MOBs during 2016 (2704 North Tenaya Way located in Nevada and Frederick Memorial Hospital Crestwood located in Maryland, as discussed below) and an MOB and an FED during 2017 (Health Center at Hamburg located in Pennsylvania and Las Palmas Del Sol Emergency Center located in Texas, as discussed above).  These acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code. Therefore, we believe they qualify as tax deferred like-kind exchange transactions in connection with the divestiture of St. Mary’s in March, 2017.

New Construction:

During the first quarter of 2016, we began the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016.   The MOB contains approximately 78,800 rentable square feet and was opened during April, 2017.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.4 million on the development and construction of this MOB as of December 31, 2017.

2016:

Acquisitions:

During 2016, we paid approximately $60.4 million in cash, and assumed approximately $7.1 million of third-party debt that is non-recourse to us, to:

•

purchase the 2704 North Tenaya Way MOB located in Las Vegas, Nevada, during the fourth quarter for a total purchase price of approximately $15.3 million, including the assumption of approximately $7.1 million of third-party debt that is non-recourse to us. The property consists of approximately 45,000 rentable square feet and is fully occupied pursuant to the terms of a triple net lease that had a remaining lease term of approximately 7.1 years at the time of acquisition.

•

purchase the Frederick Memorial Hospital Crestwood, an MOB located in Frederick, Maryland, during the third quarter for approximately $24.3 million.  The property, which consists of approximately 62,300 rentable square feet, is fully occupied pursuant to the terms of triple net leases that had an average remaining lease term of approximately 12 years at the time of acquisition.

•

purchase the Chandler Corporate Center III located in Chandler, Arizona, during the second quarter for approximately $18.0 million.  The property, which consists of 82,000 rentable square feet, is currently 92% occupied by one tenant pursuant to the terms of a twelve year escalating triple net lease, with a ten year fair-market value renewal option. The lease had a remaining lease term of approximately 11.3 years at the time of acquisition.

•

purchase the Madison Professional Office Building located in Madison, Alabama, during the first quarter for approximately $10.1 million, including a $150,000 deposit paid in 2015. This multi-tenant property consists of approximately 30,100 rentable square feet and is fully occupied with an average remaining lease term of approximately 6.2 years at the time of acquisition.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair value estimated or finalized at acquisition as detailed in the table below. Previous reported estimated purchase price allocations that have been finalized in the fourth quarter did not have a material impact on our consolidated financial statements. The intangible assets include the value of in-place leases at the properties at the time of acquisition as well as the above market lease values. The value of the in-place leases will be amortized over the average remaining lease terms of approximately 6 to 12 years at the time of acquisition (aggregate weighted average of 7.6 years at December 31, 2017).  The above/below market leases, which are reflected below as intangible assets/below-market intangibles will be amortized over the remaining term of the respective leases. The estimated aggregate allocation is as follows:

Land	$9,914
Buildings and improvements	50,117
Intangible assets	9,211
Below-market lease intangibles	(1,287)
Deposit paid in 2015………………………………………...………………………………..	(150)
Debt (including fair value adjustment of $362)…...……..……………………………….…..	(7,499)
Financing fees paid on debt acquired……………...……..……………………………….…..	83

Net cash paid	$60,389

As of December 31, 2017, our net intangible assets total $20.6 million (net of $28.7 million accumulated amortization) and primarily consists of the amount related to acquired, in-place leases which have a weighted average remaining amortization period of 4.4 years.

Dispositions:

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

The aggregate purchase price for these three MOBs and two FEDs was allocated to the assets acquired and liabilities assumed consisting of tangible property and identified intangible assets, based on their respective fair values at acquisition as detailed in the table below. Substantially all of the intangible assets include the value of the in-place leases at the MOBs at the time of acquisition which will be amortized over the average remaining lease term of approximately 15.0 years at the time of acquisition (aggregate weighted average of 12.4 years at December 31, 2017) for each of the MOBs located in Sandy Springs and Vinings, Georgia and approximately 10.4 years at the time of acquisition (aggregate weighted average of 7.6 years at December 31, 2017) for the Haas Medical Office Park.

Land	$7,050
Buildings and improvements	17,518
Intangible assets	2,182
Cash received- exchange transaction	2,000
Other liabilities	(116)
Deposit paid in 2014	(100)
Net book value of property divested in exchange transaction	(3,027)
Gain on exchange transaction	(8,742)

Net cash paid	$16,765

Dispositions:

There were no divestitures during 2015.

(4) LEASES

As Lessor:

As lessor, all of our leases are classified as operating leases with initial terms typically ranging from 3 to 15 years with up to five additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents (see Note 1). The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

2018	$55,022
2019	49,763
2020	44,416
2021	39,387
2022	19,565
Thereafter	56,963
Total minimum base rents	$265,116

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

As Lessee:

As of December 31, 2017, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2017, 2016 and 2015 was approximately $460,000, $450,000 and $448,000, respectively.  Total future ground lease payments on a consolidated basis due in each of the next five years and thereafter are as follows (amounts in thousands):

2018	$464
2019	464
2020	464
2021	464
2022	464
Thereafter	25,435
Total ground lease expense	$27,755

(5) DEBT AND FINANCIAL INSTRUMENTS

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $250 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On May 24, 2016, we amended our revolving credit agreement (“Credit Agreement”) to, among other things, increase the borrowing capacity to $250 million from $185 million previously. The amended Credit Agreement, which is scheduled to mature in March, 2019, includes a $40 million sub limit for letters of credit and a $20 million sub limit for swingline/short-term loans. The Credit Agreement also provides a one-time option to extend the maturity date for an additional one year period, and an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.50% to 2.00% or at the Base Rate plus an applicable margin ranging from 0.50% to 1.00%. The Credit Agreement defines “Base Rate” as the greatest of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%. A commitment fee of 0.20% to 0.40% (depending on our total leverage ratio) will be charged on the average unused portion of the revolving credit commitments. The margins over LIBOR, Base Rate and the commitment fee are based upon our ratio of debt to total capital. At December 31, 2017, the applicable margin over the LIBOR rate was 1.625%, the margin over the Base Rate was 0.625%, and the commitment fee was 0.25%.

At December 31, 2017, we had $181.1 million of outstanding borrowings and $1.5 million of letters of credit outstanding against our revolving credit agreement. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $181.1 million at December 31, 2017. We had $67.4 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2017. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2017, 2016 and 2015 was $182.4 million, $164.2 million and $114.3 million, respectively, with corresponding effective interest rates of 2.8%, 2.3% and 2.1%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	2017
Tangible net worth	$136,170	$190,002
Total leverage	< 60%	41.2%
Secured leverage	< 30%	11.7%
Unencumbered leverage	< 60%	37.7%
Fixed charge coverage	> 1.50x	3.8x

As indicated on the following table, we have eleven mortgages, all of which are non-recourse to us, included on our consolidated balance sheet as of December 31, 2017  (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a.)	Interest Rate	Maturity Date
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	$4,130	4.63%	February, 2018
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	9,764	4.63%	April, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	7,968	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,624	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,059	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,126	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,946	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	7,007	4.95%	November, 2023
Summerlin Hospital Medical Office Building III floating rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,519	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,400	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	75,742
Less net financing fees	(680)
Plus net debt premium	297
Total mortgage notes payable, non-recourse to us, net	$75,359

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan was fully repaid upon its maturity, utilizing borrowings under our Credit Agreement.
(c.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

On December, 1, 2017, upon its maturity, the $6.1 million fixed rate mortgage loan on the Phoenix Children’s East Valley Care Center was refinanced with a new $9.4 million fixed rate mortgage, with a maturity date of January, 2030.

On October 2, 2017, upon its maturity, the$10.8 million fixed rate mortgage loan on the Summerlin Hospital Medical Office Building II was fully repaid utilizing borrowings under our Credit Agreement.

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

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages have a combined fair value of approximately $76.3 million as of December 31, 2017. We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2016, we had fifteen mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these fifteen mortgages was $114.2 million (excluding net debt premium of $436,000 and net of net financing fees of $381,000 at December 31, 2016), and had a combined fair value of approximately $115.7 million at December 31, 2016.  We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

As of December 31, 2017, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2018	$23,347
2019 (a.)	185,035
2020	1,688
2021	1,846
2022	11,950
Later	32,926
Total	$256,792
(a.)	Includes repayment of $181.1 million of outstanding borrowings under the terms of our $250 million revolving credit agreement.

Financial Instruments:

During the third quarter of 2013, we entered into an interest rate cap on a total notional amount of $10 million whereby we paid a premium of $136,000. During the first quarter of 2014, we entered into two additional interest rate cap agreements on a total notional amount of $20 million whereby we paid premiums of $134,500. In exchange for the premium payments, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through the January, 2017 expirations, no payments were made to us by the counterparties pursuant to the terms of these caps.

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, coinciding with the expiration of the above-mentioned interest rate caps and expires in March, 2019. From inception through December 31, 2017, there were no payments made to us by the counterparty pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019. From inception through December 31, 2017, there were no payments made to us by the counterparty pursuant to the terms of this cap.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2017: $2.64 per share of which $1.47 per share was ordinary income and $1.17 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.453 per share).
•	2016: $2.60 per share of which $2.00 per share was ordinary income and $.60 per share was a return of capital distribution.
•	2015: $2.56 per share of which $2.17 per share was ordinary income and $.39 per share was a return of capital distribution.

 Equity Issuance Program:

We maintained an at-the-market equity issuance program (“ATM”) pursuant to the terms of which we could sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015. During the third quarter of 2017, we met our aggregate sales threshold of $23.3 million pursuant to this program.

Pursuant to the ATM Program, during the twelve months ended December 31, 2017, there were 127,499 shares issued at an average price of $74.71 per share which generated approximately $9.1 million of net cash proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).  Since inception of this ATM program, including shares issued under a prior Registration Statement filed with the Securities and Exchange Commission in November 2012, we have issued 957,415 shares at an average price of $52.22 per share, which generated approximately $47.9 million of net proceeds (net of approximately $2.1 million, consisting of compensation of $1.25 million to Merrill Lynch as well as $840,000 of other various fees and expenses).

During 2016, pursuant to the ATM Program, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of net cash proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses).   There were no shares issued pursuant to an ATM program during 2015.

We have generally used the proceeds generated pursuant to the ATM program to reduce amounts outstanding under our revolving credit agreement.  After such repayment of debt, we may re-borrow funds under our revolving credit agreement for general operating purposes, including working capital, capital expenditures, acquisitions, dividend payments and the refinance of third-party debt.

(7) INCENTIVE PLANS

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2016 (the “2007 Plan”). An aggregate of 125,000 shares were authorized for issuance under this plan and a total of 85,765 shares, net of cancellations, have been issued pursuant to the terms of this plan, 67,555 of which have vested as of December 31, 2017. At December 31, 2017 there are 39,235 shares remaining for issuance under the terms of the 2007 Plan.

During 2017, there were 9,105 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $73.46 per share ($668,853 in the aggregate). These restricted shares are scheduled to vest in June of 2019 (the second anniversary of the date of grant).

During 2016, there were 9,105 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $56.34 per share ($512,976 in the aggregate). These restricted shares are scheduled to vest in June of 2018 (the second anniversary of the date of grant).

During 2015, there were 9,730 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees and officers of the Trust pursuant to the 2007 Plan at a weighted average grant price of $47.75 per share ($464,608 in the aggregate). These restricted shares vested in June of 2017 (the second anniversary of the date of grant).

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $538,000, $481,000 and $427,000 during 2017, 2016 and 2015, respectively. The remaining expenses associated with these grants is approximately $581,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2017.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remained exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expired in ten years. DERs on outstanding awards were earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. As of December 31, 2017 or 2016, there were no options outstanding under the 1997 Plan. During 2017, no expense was recorded in connection with the DERs. The net expense recorded in connection with the DERs did not have a material impact on our consolidated financial statements during each of the years ended December 31, 2016, and 2015.

During the fourth quarter of 2008, the Board of Trustees of the Trust approved amendments to the outstanding stock option agreements made pursuant to the 1997 Plan. These original agreements provided for the deferred payment of dividend equivalents on shares covered by the options, with payment tied to the date the options were exercised or expire. In order to meet certain changes to tax law requirements, the agreements, as amended, provided for the current payment of dividend equivalents in the years in which dividends were declared and paid or, if later, when the related options became vested. There were no DERs were outstanding at December 31, 2017 or 2016.  DERs with respect to 23,000 shares were outstanding at December 31, 2015. There were no DERs paid during 2017. In December of 2016 and 2015, DERs which were vested and accrued as of each respective date, were paid to officers and Trustees of the Trust amounting to approximately $30,000 and $75,000, respectively.

Stock options to purchase shares of beneficial interest have been granted to eligible individuals, including our officers and trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2015	36,000	$35.94	$34.90/$36.53
Exercised	(13,000)	34.90	$34.90/$34.90
Balance, January 1, 2016	23,000	$36.53	$36.53/$36.53
Exercised	(23,000)	36.53	$36.53/$36.53
Balance, January 1, 2017	—	—	—
Exercised	—	—	—
Outstanding options vested and exercisable as of December 31, 2017	—	—	—

There were no stock options exercised during 2017. During 2016, there were 23,000 stock options exercised with a total in-the-money value of $520,420.  During 2015, there were 13,000 stock options exercised with a total in-the-money value of $154,500.  There were no options outstanding at December 31, 2017 or 2016.

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

At December 31, 2017, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2017, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs or LPs in which we own a noncontrolling interest and were accounted for under the equity method as of December 31, 2017:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(d.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(e.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
(a.)	This LLC has a third-party term loan of $8.4 million, which is non-recourse to us, outstanding as of December 31, 2017.
(b.)

 This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $14.2 million, which is non-recourse to us, outstanding as of December 31, 2017.

(c.)

 We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of December 31, 2017. This LP has a third-party term loan of $5.2 million, which is non-recourse to us, outstanding as of December 31, 2017.

(d.)	At December 31, 2017, we are the lessee with a third party on a ground lease for land.
(e.)	At December 31, 2017, we are the lessee with a UHS-related party on a ground lease for land.

Below are the combined statements of income for the LLCs/LPs accounted for under the equity method at December 31, 2017, 2016 and 2015. The 2017 amounts include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date. The 2016 and 2015 amounts include the financial results of Arlington Medical Properties, LLC for the full years.

	For the Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Revenues	$10,673	$15,252	$14,347
Operating expenses	3,883	5,439	5,605
Depreciation and amortization	1,988	2,554	2,398
Interest, net	1,570	2,565	2,578
Net income	$3,232	$4,694	$3,766
Our share of net income (a.)	$2,416	$4,456	$2,536

(a.)

Our share of net income during 2017, 2016 and 2015, includes approximately $284,000, $1.2 million and $200,000, respectively, of interest income earned by us on an advance made to Arlington Medical Properties, LLC. This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017.

Below are the combined balance sheets for the four LLCs that were accounted for under the equity method as of December 31, 2017 and the five LLCs (including Arlington Medical Properties, LLC, which was divested during the first quarter of 2017) that were accounted for under the equity method as of December 31, 2016:

	December 31,
	2017	2016
	(amounts in thousands)
Net property, including CIP	$33,111	$60,970
Other assets	3,560	4,598
Total assets	$36,671	$65,568

Other liabilities	$3,067	$3,334
Mortgage notes payable, non-recourse to us	27,839	28,367
Advances payable to us (a.)	—	21,638
Equity	5,765	12,229
Total liabilities and equity	$36,671	$65,568

Our share of equity in and advances to LLCs reflected as:
Investments in LLCs	$4,671	$13,955
Advances to LLCs	-	21,638
Investments in and advances to LLCs before amounts included in accrued expenses and other liabilities	4,671	35,593
Amounts included in accrued expenses and other liabilities	(1,895)	(1,862)
Our share of equity in and advances to LLCs, net	$2,776	$33,731
(a.)	Consists of a 5.29% member loan to Arlington Medical Properties, LLC, which was fully repaid to us in March, 2017, as discussed above.

As of December 31, 2017, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2018	$594
2019	621
2020	5,415
2021	13,549
2022	216
2023 and thereafter	7,444
Total	$27,839

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2017	12/31/2016	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,202	$5,301	October, 2020 (b.)
Grayson Properties (5.034% fixed rate mortgage loan)	14,191	14,438	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,446	8,628	December, 2024
	$27,839	$28,367
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This loan originally matured on October 1, 2017, and was renewed and extended at a fixed interest rate of 5% with a revised maturity date of October 1, 2020.

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

(10) IMPACT OF HURRICANE HARVEY

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Since the hurricane, each of these properties remain temporarily closed and non-operational as we complete the damage assessments and restoration of the properties to an operational condition. Although we can provide no assurance on the estimated re-opening dates, it is expected that the buildings will continue to be closed through the majority of the second quarter of 2018.  In the aggregate, these properties comprised approximately 2% of our consolidated revenues during the six months ended June 30, 2017.

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

Included in our financial results for the year ended December 31, 2017 are hurricane related expenses of approximately $5.0 million consisting of $3.6 million related to property damage and $1.4 million related to remediation and demolition expenses. Also included in our financial results for the twelve-month period ended December 31, 2017 are aggregate hurricane related insurance recoveries of approximately $7.0 million, consisting of $5.0 million related to recovery of hurricane related expenses and $2.0 million related to recovery proceeds in excess of the damaged property write-downs.

As of December 31, 2017, our financial statements do not include any business interruption insurance recoveries since no business interruption insurance proceeds were received as of that date. However, we expect that business interruption insurance recoveries will be recognized in future periods when recovery proceeds are probable and/or insurance carrier notifications are received.

The hurricane related expenses and insurance recoveries recorded to date are based upon the damage assessments of the real property at each of the above-mentioned properties. We are unable to assess the ultimate repair cost of the damaged property or the amount of total insurance recoveries we may ultimately receive. As of December 31, 2017, the aggregate hurricane-related insurance recoveries have exceeded the combined net book value of the damaged property and the hurricane related expenses incurred as of that date. Although we expect to receive additional hurricane-related insurance proceeds in the future, the timing and amount of such proceeds cannot be determined at this time since it will be based upon factors such as ultimate replacement costs of damaged assets and the ultimate value of the business interruption claims. Therefore, in connection with Hurricane Harvey, it is likely that we will record additional hurricane related expenses and hurricane related insurance recoveries in future periods, which could be material.

The following amounts are included in our financial results for the year ended December 31, 2017 (amounts in thousands):

Property write-down (a.)	$3,578
Hurricane related expenses (b.)	1,389
Total hurricane-related expenses	$4,967
Insurance recoveries received	(7,000)
Insurance recoveries in excess of damaged property write-down	$2,033

(a.)

Consists of the aggregate net book values of the estimated damaged depreciable assets at each property based upon our assessments of the real estate assets.  Since the net book values of the damaged assets were not separately determinable, the write-downs were determined using a systematic and rational method to allocate the long lives asset’s carrying amounts to the affected components.

(b.)	Consists of the aggregate remediation, demolition and general clean-up costs for the properties listed above.

In addition, the aggregate lost revenue for the hurricane impacted properties mentioned above amounted to approximately $510,000 through December 31, 2017.  We believe we will be entitled to insurance recoveries for a substantial portion of these lost revenues pursuant to our business interruption policy, subject to an aggregate deductible, as discussed above.

(11) QUARTERLY RESULTS (unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$17,750	$18,145	$18,194	$18,259	$72,348
Net income before gain and excess insurance recovery proceeds	$4,366	$4,033	$3,960	$4,031	$16,390
Gain on Arlington transaction	$27,196	$—	$—	$—	$27,196
Hurricane insurance recovery proceeds in excess of damaged property write-downs	$—	$—	$—	$2,033	$2,033
Net income	$31,562	$4,033	$3,960	$6,064	$45,619
Total basic earnings per share	$2.32	$0.30	$0.29	$0.44	$3.35
Total diluted earnings per share	$2.32	$0.30	$0.29	$0.44	$3.35

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$16,226	$16,461	$16,801	$17,593	$67,081
Net income	$4,428	$4,523	$3,818	$4,446	$17,215
Total basic earnings per share	$0.33	$0.34	$0.28	$0.33	$1.28
Total diluted earnings per share	$0.33	$0.34	$0.28	$0.33	$1.28

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2017

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2017	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$13,307	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	27,221	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	19,485	2006	1986	42 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	5,678	1993	1989	40 Years
Kindred Chicago Central Hospital Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	1,045	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing Kingwood, Texas (d.)	—	439	1,618	(1,618)	439	—		439	—	1995	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(1,837)	439	—		439	—	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	477	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	360	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	392	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	362	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,271)	1,130	2,821		3,951	2,493	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,040	806	4,234		5,040	2,494	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(3,004)	573	838		1,411	507	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,150	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	826	1,151	6,002		7,153	3,560	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,624	1,104	5,508	—	1,104	5,508		6,612	1,557	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,159	240	4,749		4,989	1,317	2004	2004	30 Years
Auburn Medical Office Building II Auburn, WA (g.)	—	—	10,200	176	—	10,376		10,376	2,058	2009	2009	36 Years
BRB Medical Office Building Kingwood, Texas	6,126	430	8,970	39	430	9,009		9,439	1,764	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	9,764	—	19,890	1,880	—	21,770	38	21,808	4,612	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	1,339	1,200	10,899	100	12,199	2,680	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	6,059	400	11,300	3,539	400	14,839	12	15,251	3,554	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	1,063	—	10,563	19	10,582	2,317	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2017 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2017	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	503	—	10,303		10,303	2,282	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	1,460	460	16,900	48	17,408	3,988	1999	1999	30 Years
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	1,446	370	18,276	13	18,659	4,326	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	13,199	—	14,900	2,161	—	17,061		17,061	3,260	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	789	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	55	910	12,015		12,925	3,026	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	31	1,100	9,031	1	10,132	1,992	2011	2011	35 Years
Tuscan Professional Building Irving, TX	4,519	1,100	12,525	1,214	1,100	13,739		14,839	2,715	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	—	1,900	24,910	—	1,900	24,910		26,810	5,024	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	—	—	7,180		7,180	1,208	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	—	220	3,220		3,440	526	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	81	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,946	2,280	4,624	479	2,280	5,103	80	7,463	757	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	699	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	343	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	458	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	—	930	6,929	612	930	7,541	796	9,267	1,004	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	366	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	225	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	7,968	—	23,302	34	—	23,336		23,336	2,682	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	9,400	1,050	10,900	—	1,050	10,900		11,950	1,250	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,745	—	12,300	8	12,308	1,638	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	243	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	267	2015	2015	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2017 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2017	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	359	1,090	2,319	1	3,410	360	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	514	—	12,052	10	12,062	1,560	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	4,130	—	9,276	608	—	9,884	39	9,923	1,760	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	485	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	1,042	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	939	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	—	2,296	6,411		8,707	473	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	7,007	3,032	10,602	—	3,032	10,602		13,634	444	2016	2016	35 Years
Hendserson Medical Plaza Henderson, NV (f.)	—	—	10,718	—	—	10,718	6,287	17,005	412	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	—	696	3,406	—	696	3,406		4,102	64	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	59	2017	2017	35 Years
TOTALS	$75,742	$50,302	$478,853	$63,169	$53,142	$539,182	$7,452	$599,776	$153,379

a.	Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2017 on third-party debt that is non-recourse to us.
d.	Carrying value of depreciable assets were written down to zero as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
e.	Carrying value of depreciable assets were written down as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
f.	At December 31, 2017, we are the lessee with a UHS-related party on a ground lease for land.
g.	At December 31, 2017, we are the lessee with a third party on a ground lease for land.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2017

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2015 to December 31, 2017:

	2017	2016	2015
Balance at January 1,	$585,828	$511,657	$486,589
Additions (a.)	12,492	14,186	4,972
Acquisitions	9,931	60,031	24,568
Disposals/Divestitures (b.)	(8,475)	(46)	(4,472)
Balance at December 31,	$599,776	$585,828	$511,657

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2015 to December 31, 2017:

	2017	2016	2015
Balance at January 1,	$138,588	$121,161	$106,480
Disposals/Divestitures (b.)	(4,896)	(9)	(1,568)
Depreciation expense	19,687	17,436	16,249
Balance at December 31,	$153,379	$138,588	$121,161

(a.)	Included in the additions during 2017 and 2016, were $3.0 million and $9.5 million, respectively, related to Henderson Medical Plaza, which was completed and opened during 2017.
(b.)

2017 includes property damage write-downs resulting from substantial damage from Hurricane Harvey during the third quarter of 2017, as discussed in Note 10 to the consolidated financial statements – Impact of Hurricane Harvey.