Form 10-Q
period 2018-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2018-05-09
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common shares of beneficial interest outstanding at April 30, 2018—13,735,629

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the four unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the Condensed Consolidated Financial Statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2018 and 2017

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Base rental - UHS facilities	$4,176	$4,080
Base rental - Non-related parties	10,327	9,970
Bonus rental - UHS facilities	1,326	1,288
Tenant reimbursements and other - Non-related parties	2,415	2,193
Tenant reimbursements and other - UHS facilities	295	219
	18,539	17,750
Expenses:
Depreciation and amortization	6,287	6,145
Advisory fees to UHS	904	866
Other operating expenses	5,208	4,705
Transaction costs	-	70
	12,399	11,786
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	6,140	5,964
Equity in income of unconsolidated LLCs	429	1,077
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	-
Hurricane business interruption insurance recovery proceeds	968	-
Gain on Arlington transaction	-	27,196
Interest expense, net	(2,468)	(2,675)
Net income	$9,604	$31,562
Basic earnings per share	$0.70	$2.32
Diluted earnings per share	$0.70	$2.32

Weighted average number of shares outstanding - Basic and Diluted	13,718	13,580

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$9,604	$31,562
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on interest rate caps	148	(18)
Total other comprehensive income/(loss):	148	(18)
Total comprehensive income	$9,752	$31,544

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$549,465	$546,634
Accumulated depreciation	(158,382)	(153,379)
	391,083	393,255
Land	53,142	53,142
Net Real Estate Investments	444,225	446,397
Investments in limited liability companies ("LLCs")	4,643	4,671
Other Assets:
Cash and cash equivalents	4,209	3,387
Base and bonus rent and other receivables from UHS	2,817	2,680
Rent receivable - other	6,690	6,422
Intangible assets (net of accumulated amortization of $25.7 million and $28.7 million at March 31, 2018 and December 31, 2017, respectively)	19,376	20,559
Deferred charges and other assets, net	7,625	5,892
Total Assets	$489,585	$490,008
Liabilities:
Line of credit borrowings	$175,000	$181,050
Mortgage notes payable, non-recourse to us, net	70,781	75,359
Accrued interest	358	540
Accrued expenses and other liabilities	12,270	12,188
Dividends payable	9,134	-
Tenant reserves, deposits and deferred and prepaid rents	10,686	10,310
Total Liabilities	278,229	279,447
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2018 - 13,735,611; 2017 - 13,735,369	137	137
Capital in excess of par value	265,511	265,335
Cumulative net income	627,724	618,120
Cumulative dividends	(682,309)	(673,175)
Accumulated other comprehensive income	293	144
Total Equity	211,356	210,561
Total Liabilities and Equity	$489,585	$490,008

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,604	$31,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,231	6,167
Amortization of debt premium	(10)	(68)
Stock-based compensation expense	119	127
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	—
Gain on Arlington transaction	—	(27,196)
Changes in assets and liabilities:
Rent receivable	(405)	(461)
Accrued expenses and other liabilities	(367)	(230)
Tenant reserves, deposits and deferred and prepaid rents	296	64
Accrued interest	(182)	(63)
Leasing costs paid	(209)	(250)
Other, net	217	(158)
Net cash provided by operating activities	10,759	9,494
Cash flows from investing activities:
Investments in LLCs	(369)	(371)
Repayments of advances made to LLC	—	216
Cash distributions in excess of income from LLCs	193	557
Additions to real estate investments, net	(1,987)	(4,181)
Cash proceeds received from divestiture of property	—	53,967
Restricted cash proceeds from divestiture of property	—	11,253
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	—
Hurricane remediation payments	(192)	—
Cash paid to acquire minority interests in majority-owned LLCs	—	(7,890)
Net cash provided by investing activities	2,180	53,551
Cash flows from financing activities:
Net repayments on line of credit	(6,050)	(31,600)
Repayments of mortgage notes payable	(4,596)	(11,174)
Financing costs paid	(1,527)	(35)
Dividends paid	—	(8,907)
Issuance of shares of beneficial interest, net	56	61
Net cash used in financing activities	(12,117)	(51,655)
Increase in cash, cash equivalents and restricted cash	822	11,390
Cash, cash equivalents and restricted cash, beginning of period	3,387	3,930
Cash, cash equivalents and restricted cash, end of period	$4,209	$15,320
Supplemental disclosures of cash flow information:
Interest paid	$2,525	$2,673

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2018, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Certain prior period amounts on our statement of cash flows have been reclassified to conform to the current period presentation in connection with our adoption of ASU No. 2016-18, Restricted Cash.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% and 23% of our consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 31% of our consolidated revenues during each of the three-month periods ended March 31, 2018 and 2017.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.8 million on the development and construction of this MOB as of March 31, 2018.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an Advisory Agreement (the “Advisory Agreement”) dated December 24, 1986. Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory. Our advisory fee is 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet. In December of 2017, based upon a review of our advisory fee and other general and administrative expenses as compared to an industry peer group, the Advisory Agreement was renewed for 2018 pursuant to the same terms as the Advisory Agreement in place since 2013.

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid at any time since our inception since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $904,000 and $866,000 for the three months ended March 31, 2018 and 2017, respectively, and were based upon average invested real estate assets of $517 million and $495 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2018 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: At each of March 31, 2018 and December 31, 2017, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 31% of our consolidated revenues during each of the three-month periods ended March 31, 2018 and 2017, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

We declared dividends of $9.1 million, or $.665 per share, during the first quarter of 2018, which were paid on April 2, 2018.  We declared and paid dividends of $8.9 million, or $.655 per share, during the first quarter of 2017.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2018:

Acquisitions:

There were no acquisitions during the first three months of 2018.

Disposition:

There were no dispositions during the first three months of 2018.

Three Months Ended March 31, 2017:

Acquisitions:

 There were no acquisitions during the first three months of 2017.

Disposition:

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.  St. Mary’s is a multi-tenant medical office building located in Reno, Nevada.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s for a purchase price of $7.9 million. The divestiture of St. Mary’s generated an aggregate of approximately $57.3 million of net cash proceeds to us (approximately $11.3 million of which was held as restricted cash by a qualified 1031 exchange intermediary until the third quarter of 2017).  These proceeds, which were net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan.  Our results of operations for the three-month period ended March 31, 2017 included a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

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

At March 31, 2018, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2018, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

 The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2018:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.4 million outstanding as of March 31, 2018.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $14.1 million outstanding as of March 31, 2018.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of March 31, 2018.  This LP has a third-party term loan, which is non-recourse to us, of $5.2 million outstanding as of March 31, 2018.

Below are the condensed combined statements of income (unaudited) for the LLCs/LPs accounted for under the equity method during the three months ended March 31, 2018 and 2017.  The three months ended March 31, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Revenues	$2,462	$3,583
Operating expenses	958	1,250
Depreciation and amortization	457	643
Interest, net	328	562
Net income	$719	$1,128
Our share of net income (a.)	$429	$1,077

(a.)

Our share of net income for the three months ended March 31, 2017 includes approximately $284,000 of interest income earned by us on an advance made to Arlington Medical Properties, LLC.   This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017, therefore there was no interest income earned by us on this advance subsequent to March, 2017.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(amounts in thousands)
Net property, including construction in progress	$32,696	$33,111
Other assets	3,298	3,560
Total assets	$35,994	$36,671

Other liabilities	$2,242	$3,067
Mortgage notes payable, non-recourse to us	27,693	27,839
Equity	6,059	5,765
Total liabilities and equity	$35,994	$36,671

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,643	$4,671
Amounts included in accrued expenses and other liabilities	(1,692)	(1,895)
Our share of equity in LLCs, net	$2,951	$2,776

As of March 31, 2018, and December 31, 2017, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2018	12/31/2017	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,168	$5,202	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	14,125	14,191	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,400	8,446	December, 2024
	$27,693	$27,839
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(6) Recent Accounting Pronouncements

On January 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows, and ASU 2016-18, Restricted Cash, which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  We adopted these ASUs by applying a retrospective transition method which requires a reclassification of our Consolidated Statement of Cash Flows for the period ending March 31, 2017. The following table provides a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2018	March 31, 2017
Cash and cash equivalents	$4,209	$4,067
Restricted cash	-	11,253
Total Cash, Cash Equivalents and Restricted Cash	$4,209	$15,320

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current Generally Accepted Accounting Principles in the United States of America “GAAP”) for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.

On January 1, 2018, we adopted ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted the standard on January 1, 2018, using the modified retrospective approach, which requires a cumulative-effect adjustment to equity as of the date of adoption.   ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment.  The adoption of this standard did not have a significant impact on our consolidated financial statements and no cumulative adjustment was recorded upon adoption, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals) and bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.  We apply FASB ASC Topic 606, “Revenue from Contracts with Customers” with respect to tenant reimbursement and other property income, which totaled $2.7 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. Tenant reimbursements for operating expenses are accrued as revenue and generally due monthly from tenants.  Since payments with respect to tenant reimbursement income are generally due monthly, no contract assets or liabilities have been recognized.  Revenue consisting of rental income from leasing arrangements are specifically excluded from FASB ASC Topic 606.

(7) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $300 million revolving credit agreement, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2018, we entered into a replacement revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2018, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At March 31, 2018, we had $175.0 million of outstanding borrowings and $1.5 million of letters of credit outstanding under our Credit Agreement. We had $123.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2018.  There are no compensating balance requirements.  As disclosed below, subsequent to March 31, 2018, we repaid an aggregate of $17.6 million on two outstanding mortgages utilizing borrowings under our Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2018
Tangible net worth	> =$125,000	$191,980
Total leverage	< 60%	39.7%
Secured leverage	< 30%	11.0%
Unencumbered leverage	< 60%	35.7%
Fixed charge coverage	> 1.50x	3.9x

As indicated on the following table, we have ten mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan (b.)	$9,693	4.94%	April, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	7,922	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,599	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,010	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,077	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,912	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,974	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,397	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,363	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	71,146
Less net financing fees	(652)
Plus net debt premium	287
Total mortgages notes payable, non-recourse to us, net	$70,781

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	Upon its maturity, this $9.7 million floating rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)	Upon its maturity, this $7.9 million fixed rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The ten mortgages outstanding as of March 31, 2018 had a combined fair value of approximately $71.1 million. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017 and expires in March, 2019. From inception through March 31, 2018, we received approximately $7,500 in payments made to us by the counterparties (all received during the first quarter of 2018) pursuant to the terms of these caps.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.  From inception through March 31, 2018, we received approximately $7,500 in payments made to us by the counterparties (all received during the first quarter of 2018) pursuant to the terms of these caps.

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

Our portfolio is located throughout the United States, however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.  No individual property meets the requirements necessary to be considered their own segment.

(9) Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Through the first quarter of 2018, most of the space in these properties remained temporarily closed and non-operational as we continue to reconstruct and restore the properties to operational condition. Although we can provide no assurance on the ultimate re-opening dates, it is expected that all of the occupied space in the impacted buildings will be completed by June 30, 2018.

During the first quarter of 2018, pursuant to the terms of a global settlement with our commercial insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million.  We believe our aggregate insurance proceeds recoveries, which are net of applicable deductibles, will cover substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties as well as business interruption recoveries for the lost income related to each of these properties during the period they were/are non-operational.

Our financial results for the three months ended March 31, 2018 include approximately $968,000 of business interruption insurance recovery proceeds, covering the period of late August, 2017 through March 31, 2018, approximately $500,000 of which relates to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2018. Additionally, the three months ended March 31, 2018 includes approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical/office buildings. As of April 30, 2018, we have sixty-eight real estate investments located in twenty states consisting of:

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

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•	a subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest;
•	lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other restructuring;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;
•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions. Since UHS comprised approximately 31% of our consolidated revenues for each of the three-month periods ended March 31, 2018 and 2017, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

It remains unclear what portions of the Legislation may remain, or whether any replacement or alternative programs may be created by any future legislation. Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Certain prior period amounts on our statement of cash flows have been reclassified to conform to the current period presentation in connection with our adoption of ASU No. 2016-18, Restricted Cash.

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

Results of Operations

During the three-month period ended March 31, 2018, net income was $9.6 million, as compared to $31.6 million during the first quarter of 2017.  The $22.0 million decrease was primarily attributable to:

•

a $27.2 million decrease due to a gain recorded during the first quarter of 2017 in connection with our purchase of the minority interest in, and subsequent divestiture of, the St. Mary’s Professional Office Building (“Arlington transaction”);

•	a $4.5 million increase resulting from hurricane insurance recoveries in excess of property damage write-downs recorded during the first quarter of 2018;
•

a $968,000 increase resulting from hurricane-related business interruption insurance recovery proceeds received during the first quarter of 2018, covering the period of late August, 2017 through March 31,2018 (approximately $500,000 of which related to 2017);

•

a $207,000 increase due to decreased interest expense resulting primarily from the repayments of seven third-party mortgages (primarily between the second quarter of 2017 through the first quarter of 2018) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate, partially offset by an increase in our average cost of funds under our revolving credit agreement as compared to the first quarter of 2017;

•	a $648,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s, and;
•	$176,000 of other combined net increases due to the increased net income generated at various properties, including the properties acquired during 2017.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.6 million and $4.1 million for the three-month periods ended March 31, 2018 and 2017, respectively.  The increase in operating expenses during the three-month periods ended March 31, 2018, as compared to the prior year periods, is partially due to the newly constructed medical office building which opened in April, 2017. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$9,604	$31,562
Depreciation and amortization expense on consolidated investments	6,151	6,022
Depreciation and amortization expense on unconsolidated affiliates	271	426
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	-
Gain on Arlington transaction	-	(27,196)
Funds From Operations	$11,491	$10,814
Weighted average number of shares outstanding - Basic and Diluted	13,718	13,580
Funds From Operations per diluted share	$0.84	$0.80

Our FFO increased by $677,000, or $.04 per diluted share, during the three-month period ended March 31, 2018, as compared to the comparable period of 2017.  Our FFO were favorably impacted by approximately $968,000, or $.07 per diluted share, as a result of business interruption insurance recovery proceeds received during the first quarter of 2018, which included approximately $500,000, or $.04 per diluted share, of business interruption proceeds that covered the period of late August, 2017 through December 31, 2017.

Hurricane Harvey Impact

In late August, 2017, five of our medical office buildings located in the Houston, Texas area, as mentioned below, incurred extensive water damage as a result of Hurricane Harvey. Through the first quarter of 2018, most of the space in these properties remained temporarily closed and non-operational as we continue to reconstruct and restore the properties to an operational condition. Although we can provide no assurance on the ultimate re-opening dates, it is expected that all of the occupied space in the impacted buildings will be completed by June 30, 2018.

During the first quarter of 2018, pursuant to the terms of a global settlement with our commercial insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million. We believe our aggregate insurance proceeds recoveries, which are net of applicable deductibles, will cover substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties as well business interruption recoveries for the lost income related to each of these properties during the period they were/are non-operational.

Properties damaged and temporarily closed from Hurricane Harvey:

•	Cypresswood Professional Center – located in Spring, Texas and consisting of two medical office buildings (“MOBs”) with an aggregate of approximately 40,000 rentable square feet.
•	Professional Buildings at King’s Crossing – located in Kingwood, Texas and consisting of two MOBs with an aggregate of approximately 24,300 rentable square feet.
•	Kelsey-Seybold Clinic at King’s Crossing – located in Kingwood, Texas and consisting of one MOB with approximately 20,500 rentable square feet.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $10.8 million during the three-month period ended March 31, 2018 as compared to $9.5 million during the comparable period of 2017. The $1.3 million net increase was attributable to:

•

a favorable net change of $817,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs, and gain on Arlington transaction);

•	a favorable change of $232,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net favorable changes of $216,000.

Net cash provided by investing activities

Net cash provided by investing activities was $2.2 million during the three months ended March 31, 2018 as compared to $53.6 million (including restricted cash of $11.3 million, as discussed below) during the three months ended March 31, 2017.

During the three-month period ended March 31, 2018, we funded: (i) $369,000 in equity investments in an unconsolidated LLC; (ii) $2.0 million in capital additions to real estate investments including tenant improvements at various MOBs, and; (iii) $192,000 of hurricane related remediation expenses  In addition, during the three-month period ended March 31, 2018, we received: (i) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs, and; (ii) received $193,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the three-month period ended March 31, 2017, we funded: (i) $371,000 in equity investments in various unconsolidated LLCs; (ii) $4.2 million in capital additions to real estate investments primarily related to construction costs for the Henderson Medical Plaza MOB (this MOB opened in April, 2017), as well as tenant improvements at various MOBs; and (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties). In addition, during the three-month period ended March 31, 2017, we received: (i) $54.0 million of net cash proceeds received in connection with the divestiture of St. Mary’s Professional Office Building, (net of closing costs and $11.3 million of restricted cash held by a 1031 exchange intermediary, as discussed below); (ii) $216,000 of installment repayments of an outstanding member loan that was provided by us to Arlington

Medical Properties, LLC, and; (iii) $557,000 of cash distributions in excess of income received from our unconsolidated LLCs.  Additionally, as a result of our January 1, 2018 adoption of ASU 2016-18, Restricted Cash, we recognized $11.3 million of restricted cash proceeds during the three-month period ended March 31, 2017 in connection with the divestiture of St. Mary’s Professional Office Building. This restricted cash was held by a 1031 exchange intermediary until the third quarter of 2017 at which time the majority of the cash was utilized to fund planned like-kind exchange acquisitions pursuant to Section 1031 of the IRS code.

Net cash used in financing activities

Net cash used in financing activities was $12.1 million during the three months ended March 31, 2018, as compared to $51.7 million during the three months ended March 31, 2017.

During the three-month period ended March 31, 2018, we paid: (i) $6.1 million of net borrowings on our revolving credit agreement; (ii) $4.6 million on mortgage notes payable that are non-recourse to us, including the repayment of $4.1 million related to a previously outstanding mortgage note payable on a property, that was funded utilizing borrowings under our revolving credit agreement, and; (iii) $1.5 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018. Additionally, during the three months ended March 31, 2018, we received: (i) $56,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2018 and 2017:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $10.8 million and $9.5 million during the three-month periods ended March 31, 2018 and 2017, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $193,000 and $557,000 during the three-month periods ended March 31, 2018 and 2017, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $11.0 million and $10.1 million of net cash during the three months ended March 31, 2018 and 2017, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared dividends of $9.1 million during the three months ended March 31, 2018 (which were paid on April 2, 2018) and declared and paid dividends of $8.9 million during the three months ended March 31, 2017. During the first three months of 2018, the $11.0 million of net cash generated related to the operating activities of our properties was approximately $1.8 million greater than the $9.1 million of dividends declared during the first three months of 2018. During the first three months of 2017, the $10.1 million of net cash generated related to the operating activities of our properties was approximately $1.2 million greater than the $8.9 million of dividends declared and paid during the first three months of 2017.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2018 and 2017.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $123.5 million of available borrowing capacity, net of outstanding borrowings and letters of credit, as of March 31, 2018); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $300 million revolving credit agreement, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2018, we entered into a replacement revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2018, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At March 31, 2018, we had $175.0 million of outstanding borrowings and $1.5 million of letters of credit outstanding under our Credit Agreement. We had $123.5 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2018.  There are no compensating balance requirements.  As disclosed below, subsequent to March 31, 2018, we repaid an aggregate of $17.6 million on two outstanding mortgages utilizing borrowings under our Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2018
Tangible net worth	> =$125,000	$191,980
Total leverage	< 60%	39.7%
Secured leverage	< 30%	11.0%
Unencumbered leverage	< 60%	35.7%
Fixed charge coverage	> 1.50x	3.9x

As indicated on the following table, we have ten mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands)(a)	Interest Rate	Maturity Date
Centennial Hills Medical Office Building floating rate mortgage loan (b.)	$9,693	4.94%	April, 2018
Rosenberg Children’s Medical Plaza fixed rate mortgage loan (c.)	7,922	4.85%	May, 2018
Vibra Hospital-Corpus Christi fixed rate mortgage loan	2,599	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	6,010	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,077	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,912	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,974	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,199	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,397	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,363	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	71,146
Less net financing fees	(652)
Plus net debt premium	287
Total mortgages notes payable, non-recourse to us, net	$70,781

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	Upon its maturity, this $9.7 million floating rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.
(c.)	Upon its maturity, this $7.9 million fixed rate mortgage loan was fully repaid utilizing borrowings under our Credit Agreement.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The ten mortgages outstanding as of March 31, 2018 had a combined fair value of approximately $71.1 million. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Off Balance Sheet Arrangements

As of March 31, 2018, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at March 31, 2018 totaled $1.5 million and were related to Centennial Hills Medical Properties.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2018.

Item 4. Controls and Procedures

As of March 31, 2018, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 9, 2018	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)