Form 10-Q
period 2018-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2018-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of common shares of beneficial interest outstanding at July 31, 2018—13,745,138

HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the Condensed Consolidated Financial Statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS, and subsidiaries of UHS are tenants of seventeen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Base rental - UHS facilities	$4,187	$4,303	$8,363	$8,383
Base rental - Non-related parties	10,217	10,116	20,544	20,086
Bonus rental - UHS facilities	1,204	1,242	2,530	2,530
Tenant reimbursements and other - Non-related parties	4,200	2,239	6,615	4,432
Tenant reimbursements and other - UHS facilities	303	245	598	464
	20,111	18,145	38,650	35,895
Expenses:
Depreciation and amortization	6,111	6,295	12,398	12,440
Advisory fees to UHS	948	874	1,852	1,740
Other operating expenses	5,445	4,923	10,653	9,628
Transaction costs	-	56	-	126
	12,504	12,148	24,903	23,934
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	7,607	5,997	13,747	11,961
Equity in income of unconsolidated LLCs	425	498	854	1,575
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	4,535	-
Hurricane business interruption insurance recovery proceeds	194	-	1,162	-
Gain on Arlington transaction	-	-	-	27,196
Interest expense, net	(2,421)	(2,462)	(4,889)	(5,137)
Net income	$5,805	$4,033	$15,409	$35,595
Basic earnings per share	$0.42	$0.30	$1.12	$2.62
Diluted earnings per share	$0.42	$0.30	$1.12	$2.62

Weighted average number of shares outstanding - Basic and Diluted	13,720	13,583	13,719	13,581

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2018 and 2017

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$5,805	$4,033	$15,409	$35,595
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on interest rate caps	6	(75)	154	(93)
Total other comprehensive income/(loss):	6	(75)	154	(93)
Total comprehensive income	$5,811	$3,958	$15,563	$35,502

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$553,970	$546,634
Accumulated depreciation	(163,434)	(153,379)
	390,536	393,255
Land	53,396	53,142
Net Real Estate Investments	443,932	446,397
Investments in limited liability companies ("LLCs")	4,655	4,671
Other Assets:
Cash and cash equivalents	5,732	3,387
Base and bonus rent and other receivables from UHS	2,610	2,680
Rent receivable - other	6,829	6,422
Intangible assets (net of accumulated amortization of $25.7 million and $28.7 million at June 30, 2018 and December 31, 2017, respectively)	19,253	20,559
Deferred charges and other assets, net	7,991	5,892
Total Assets	$491,002	$490,008
Liabilities:
Line of credit borrowings	$197,250	$181,050
Mortgage notes payable, non-recourse to us, net	52,806	75,359
Accrued interest	504	540
Accrued expenses and other liabilities	12,193	12,188
Dividends payable	9,156	-
Tenant reserves, deposits and deferred and prepaid rents	11,103	10,310
Total Liabilities	283,012	279,447
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2018 - 13,744,229; 2017 - 13,735,369	137	137
Capital in excess of par value	265,544	265,335
Cumulative net income	633,529	618,120
Cumulative dividends	(691,518)	(673,175)
Accumulated other comprehensive income	298	144
Total Equity	207,990	210,561
Total Liabilities and Equity	$491,002	$490,008

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,409	$35,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,288	12,476
Amortization of debt premium	(23)	(100)
Stock-based compensation expense	254	252
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	—
Gain on Arlington transaction	—	(27,196)
Changes in assets and liabilities:
Rent receivable	(337)	(683)
Accrued expenses and other liabilities	(445)	(398)
Tenant reserves, deposits and deferred and prepaid rents	713	79
Accrued interest	(36)	(62)
Leasing costs paid	(597)	(403)
Other, net	517	783
Net cash provided by operating activities	23,208	20,343
Cash flows from investing activities:
Investments in LLCs	(369)	(532)
Repayments of advances made to LLC	—	216
Cash distributions in excess of income from LLCs	501	734
Additions to real estate investments, net	(4,246)	(6,537)
Cash proceeds received from divestiture of property, net of restricted cash	—	53,967
Restricted cash proceeds from divestiture of property	—	11,253
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	—
Hurricane remediation payments	(192)	—
Deposits on real estate	—	(150)
Net cash paid for acquisition of property	(4,053)	—
Cash paid to acquire minority interests in majority-owned LLCs	—	(7,890)
Net cash (used in)/provided by investing activities	(3,824)	51,061
Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	16,200	(18,650)
Repayments of mortgage notes payable	(22,585)	(36,473)
Proceeds from mortgage notes payable	—	13,200
Financing costs paid	(1,527)	(284)
Dividends paid	(9,187)	(17,887)
Issuance of shares of beneficial interest, net	60	122
Net cash used in financing activities	(17,039)	(59,972)
Increase in cash, cash equivalents and restricted cash	2,345	11,432
Cash, cash equivalents and restricted cash, beginning of period	3,387	3,930
Cash, cash equivalents and restricted cash, end of period	$5,732	$15,362
Supplemental disclosures of cash flow information:
Interest paid	$4,711	$5,039

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2018, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 20% and 22% of our consolidated revenues for the three months ended June 30, 2018 and 2017, respectively, and approximately 21% and 23% of our consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 28% and 32% of our consolidated revenues during the three-month periods ended June 30, 2018 and 2017, respectively, and approximately 30% and 32% of our consolidated revenues during the six-month periods ended June 30, 2018 and 2017, respectively.

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

In June, 2018, McAllen Medical Center, a wholly-owned subsidiary of UHS, provided notice to us, exercising the 5-year renewal option on their lease.  The renewal extended the lease term on this facility, at the existing lease rate, to December, 2026.

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	UHS has one 5-year renewal option at the existing lease rate (through 2031).
(b)	UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $13.0 million on the development and construction of this MOB as of June 30, 2018.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid at any time since our inception since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $948,000 and $874,000 for the three months ended June 30, 2018 and 2017, respectively, and were based upon average invested real estate assets of $542 million and $499 million for the three-month periods ended June 30, 2018 and 2017, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $1.9 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively, and were based upon average invested real estate assets of $529 million and $497 million for the six-month periods ended June 30, 2018 and 2017, respectively

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2018 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock.

In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: At each of June 30, 2018 and December 31, 2017, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 28% and 32% of our consolidated revenues during the three-month periods ended June 30, 2018 and 2017, respectively, and 30% and 32% of our consolidated revenues during the six-month periods ended June 30, 2018 and 2017, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

We declared dividends of $9.2 million, or $.67 per share, during the second quarter of 2018, which were paid on July 3, 2018.  We declared and paid dividends of $9.0 million, or $.66 per share, during the second quarter of 2017. During the six-month period ended June 30, 2018, we declared dividends of $18.3 million, or $1.335 per share, $9.2 million of which was paid on July 3, 2018. We declared and paid dividends of $17.9 million, or $1.315 per share, during the six-month period ended June 30, 2017.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2018:

Acquisitions:

In June, 2018, we acquired the Beaumont Medical Sleep Center Building located in Southfield, Michigan for a purchase price of approximately $4.0 million.  This building is 100% leased under the terms of a triple net lease with a remaining initial lease term of approximately 9.5 years at the time of purchase, with two, five year renewal options.

Dispositions:

There were no dispositions during the first six months of 2018.

Six Months Ended June 30, 2017:

Acquisitions:

 There were no acquisitions during the first six months of 2017.

Disposition:

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.  St. Mary’s is a multi-tenant medical office building located in Reno, Nevada.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s for a purchase price of $7.9 million. The divestiture of St. Mary’s generated an aggregate of approximately $57.3 million of net cash proceeds to us (approximately $11.3 million of which was held as restricted cash by a qualified 1031 exchange intermediary until the third quarter of 2017).  These proceeds, which were net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan.  Our results of operations for the six-month period ended June 30, 2017 included a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

(5) Summarized Financial Information of Equity Affiliates

In accordance with the Financial Accounting Standards Board’s (“FASB”) standards and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the Condensed Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities. Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

At June 30, 2018, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2018, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

 The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2018:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.4 million outstanding as of June 30, 2018.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $14.1 million outstanding as of June 30, 2018.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of June 30, 2018.  This LP has a third-party term loan, which is non-recourse to us, of $5.1 million outstanding as of June 30, 2018.

Below are the condensed combined statements of income (unaudited) for the LLCs/LPs accounted for under the equity method during the three and six months ended June 30, 2018 and 2017.  The six months ended June 30, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,451	$2,410	$4,913	$5,993
Operating expenses	977	939	1,935	2,189
Depreciation and amortization	438	421	895	1,064
Interest, net	328	337	656	899
Net income	$708	$713	$1,427	$1,841
Our share of net income (a.)	$425	$498	$854	$1,575

(a.)

Our share of net income for the six months ended June 30, 2017 includes approximately $284,000 of interest income earned by us on an advance made to Arlington Medical Properties, LLC.  This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017, therefore there was no interest income earned by us on this advance subsequent to March, 2017.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(amounts in thousands)
Net property, including construction in progress	$32,345	$33,111
Other assets	3,659	3,560
Total assets	$36,004	$36,671

Other liabilities	$2,654	$3,067
Mortgage notes payable, non-recourse to us	27,548	27,839
Equity	5,802	5,765
Total liabilities and equity	$36,004	$36,671

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,655	$4,671
Amounts included in accrued expenses and other liabilities	(2,011)	(1,895)
Our share of equity in LLCs, net	$2,644	$2,776

As of June 30, 2018, and December 31, 2017, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2018	12/31/2017	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,134	$5,202	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	14,060	14,191	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,354	8,446	December, 2024
	$27,548	$27,839
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(6) Recent Accounting Pronouncements

On January 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows, and ASU 2016-18, Restricted Cash, which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  We adopted these ASUs by applying a retrospective transition method which requires a reclassification of our Consolidated Statement of Cash Flows for the period ending June 30, 2017. The following table provides a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to the total amount shown in our Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$5,732	$4,109
Restricted cash	-	11,253
Total Cash, Cash Equivalents and Restricted Cash	$5,732	$15,362

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

Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals) and bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.  We apply FASB ASC Topic 606, “Revenue from Contracts with Customers” with respect to tenant reimbursement and other property income, which totaled $2.8 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, and $5.5 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.  The 2018 three and six month tenant reimbursement and other property income amounts also include a $1.7 million early lease termination fee recorded during the three months ended June 30, 2018. Tenant reimbursements for operating expenses are accrued as revenue and generally due monthly from tenants.  Since payments with respect to tenant reimbursement income are generally due monthly, no contract assets or liabilities have been recognized.  Revenue consisting of rental income from leasing arrangements are specifically excluded from FASB ASC Topic 606.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2018, the applicable margin over the LIBOR rate was 1.15%, the margin over the Base Rate was 0.15%, and the facility fee was 0.20%.

At June 30, 2018, we had $197.3 million of outstanding borrowings under our Credit Agreement and $102.7 million of available borrowing capacity.  There are no compensating balance requirements.  As disclosed below, during the first six months of 2018, we repaid an aggregate of $21.7 million on three mortgages utilizing borrowings under our Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2018
Tangible net worth	> =$125,000	$188,737
Total leverage	< 60%	39.9%
Secured leverage	< 30%	8.1%
Unencumbered leverage	< 60%	36.2%
Fixed charge coverage	> 1.50x	4.1x

As indicated on the following table, we have eight mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan	$2,573	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,961	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,028	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,877	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,940	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,198	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,273	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,307	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	53,157
Less net financing fees	(625)
Plus net debt premium	274
Total mortgages notes payable, non-recourse to us, net	$52,806

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The eight mortgages outstanding as of June 30, 2018 had a combined fair value of approximately $53.0 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017 and expires in March, 2019. From inception through June 30, 2018, we received or accrued approximately $39,000 in payments made to us by the counterparties (all received during the first six months of 2018) pursuant to the terms of these caps.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.  From inception through June 30, 2018, we received or accrued approximately $39,000 in payments made to us by the counterparties (all received during the first six months of 2018) pursuant to the terms of these caps.

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

Our portfolio is located throughout the United States, however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.  No individual property meets the requirements necessary to be considered its own segment.

(9) Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings listed below located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties has been completed and operations have resumed.

During 2018, pursuant to the terms of a global settlement with our commercial property insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million.  The aggregate insurance proceeds recoveries, which are net of applicable deductibles, covered substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties as well as business interruption recoveries for the lost income related to each of these properties during the period they were non-operational.

Our financial results for the three months ended June 30, 2018 include approximately $194,000 of business interruption insurance recovery proceeds. Our financial results for the six months ended June 30, 2018 include approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June 30, 2018, approximately $500,000 of which relates to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2018. Additionally, the six months ended June 30, 2018 includes approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2018.

Our properties damaged and temporarily closed from Hurricane Harvey were:

•	Cypresswood Professional Center – located in Spring, Texas and consisting of two MOBs.
•	Professional Buildings at King’s Crossing – located in Kingwood, Texas and consisting of two MOBs.
•	Kelsey-Seybold Clinic at King’s Crossing – located in Kingwood, Texas and consisting of one MOB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical/office buildings. As of July 31, 2018, we have sixty-nine real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	fifty-five medical/office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”);
•	four free-standing emergency departments (“FEDs”), and;
•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”). We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 30% of our consolidated revenues during the six-month period ended June 30, 2018, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Purchase Accounting for Acquisition of Investments in Real Estate:  Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, we account for our property acquisitions as acquisitions of assets, which permits the capitalization of acquisition costs to the underlying assets. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

An other than temporary impairment of an investment in an unconsolidated LLC is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including projected declines in cash flow. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

Results of Operations

During the three-month period ended June 30, 2018, net income was $5.8 million, as compared to $4.0 million during the second quarter of 2017.  The $1.8 million increase was primarily attributable to:

•

a $1.7 million increase in connection with a lease termination agreement entered into during the second quarter of 2018 in connection with a single tenant MOB located in Texas that terminated a lease that that was scheduled to expire in July, 2020;

•	a $194,000 increase resulting from hurricane-related business interruption insurance recovery proceeds recorded during the second quarter of 2018;
•	a decrease of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings, and;
•	other combined net increase of approximately $300,000 from increased net income generated at various properties, including the properties acquired during 2017.

During the six-month period ended June 30, 2018, net income was $15.4 million, as compared to $35.6 million during the six months of 2017.  The $20.2 million decrease was primarily attributable to:

•

a $27.2 million decrease due to a gain recorded during the first quarter of 2017 in connection with our purchase of the minority interest in, and subsequent divestiture of, the St. Mary’s Professional Office Building (“Arlington transaction”);

•	a $4.5 million increase resulting from hurricane insurance recoveries in excess of property damage write-downs recorded during the first six months of 2018;
•

a $1.2 million increase resulting from hurricane-related business interruption insurance recovery proceeds recorded during the first six months of 2018 (approximately $500,000 of which related to 2017);

•	a $1.7 million increase in connection with a lease termination agreement entered into during the second quarter of 2018, as mentioned above;
•

a $248,000 increase due to decreased interest expense resulting primarily from the repayments of eight third-party mortgages (primarily between the second quarter of 2017 through the second quarter of 2018) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate, partially offset by an increase in our average cost of funds under our revolving credit agreement as compared to the six months of 2017;

•	a decrease of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings;
•	a $721,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s, and;
•	other combined net increase of approximately $500,000 due to the increased net income generated at various properties, including the properties acquired during 2017.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.9 million and $4.4 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $9.6 million and $8.6 million for the six-month periods ended June 30, 2018 and 2017, respectively.  The increase in operating expenses during the three and six-month periods ended June 30, 2018, as compared to the prior year periods, is partially due to: (i) the newly constructed medical office building which opened in April, 2017, and; (ii) approximately $400,000 of non-recurring repairs and remediation expenses incurred at one of our medical office buildings. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented.  We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs since we believe that this gain is similar in nature and has the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$5,805	$4,033	$15,409	$35,595
Depreciation and amortization expense on consolidated investments	5,959	6,167	12,110	12,189
Depreciation and amortization expense on unconsolidated affiliates	254	253	525	679
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	(4,535)	-
Gain on Arlington transaction	-	-	-	(27,196)
Funds From Operations	$12,018	$10,453	$23,509	$21,267
Weighted average number of shares outstanding - Basic and Diluted	13,720	13,583	13,719	13,581
Funds From Operations per diluted share	$0.88	$0.77	$1.71	$1.57

Our FFO increased $1.6 million, or $.11 per diluted share, during the second quarter of 2018, as compared to the second quarter of 2017 due to: (i) an increase of $1.7 million, or $.12 per diluted share, resulting from the lease termination agreement entered into during the second quarter of 2018 in connection with a single tenant MOB located in Texas that terminated a lease that that was scheduled to expire in July, 2020; (ii) a decrease of approximately $400,000, or $.02 per diluted share, resulting from the non-recurring repairs and remediation expenses incurred at one of our medical office buildings, and; (iii) other combined net increase of approximately $300,000, or $.01 per diluted share, due to increased net income generated at various properties, including properties acquired during 2017.

Our FFO increased $2.2 million, or $.14 per diluted share, during the first six months of 2018, as compared to the first six months of 2017 due to: (i) an increase of $1.7 million, or $.12 per diluted share, resulting from the lease termination agreement entered into during the second quarter of 2018 in connection with a single tenant MOB located in Texas that terminated a lease that that was scheduled to expire in July, 2020; (ii) a decrease of approximately $400,000, or $.02 per diluted share, resulting from the non-recurring repairs and remediation expenses incurred at one of our medical office buildings; (iii) an increase of approximately $500,000, or $.04 per diluted share, resulting for business interruption insurance recovery proceeds recording during the first six months of 2018 that related to the period of August through December of 2017, and; (iv) other combined net increase of approximately $400,000 due to increased net income generated at various properties, including properties acquired during 2017.

Hurricane Harvey Impact

In late August, 2017, five of our medical office buildings located in the Houston, Texas area, as mentioned below, incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties has been completed and operations have resumed.

During the first quarter of 2018, pursuant to the terms of a global settlement with our commercial property insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million. The aggregate insurance recovery proceeds, which are net of applicable deductibles, covered substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties as well business interruption recoveries for the lost income related to each of these properties during the period they were non-operational.

Our properties damaged and temporarily closed from Hurricane Harvey were:

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

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $23.2 million during the six-month period ended June 30, 2018 as compared to $20.3 million during the comparable period of 2017. The $2.9 million net increase was attributable to:

•

a favorable net change of $2.4 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs, and gain on Arlington transaction);

•	a favorable change of $634,000 in tenant reserves, deposits and deferred and prepaid rents;

•     a favorable change of $346,000 in rent receivable;

•     an unfavorable change of $194,000 in leasing costs paid, and;

•     other combined net unfavorable change of approximately $300,000.

Net cash used in/provided by investing activities

Net cash used in investing activities was $3.8 million during the first six months of 2018 as compared to $51.1 million of net cash provided by investing activities during the first six months of 2017.

During the six-month period ended June 30, 2018, we funded: (i) $369,000 in equity investments in an unconsolidated LLC; (ii) $4.2 million in capital additions to real estate investments including tenant improvements at various MOBs; (iii) $4.1 million paid to acquire the Beaumont Medical Sleep Center Building, as discussed above, and; (iv) $192,000 of hurricane related remediation expenses  In addition, during the six-month period ended June 30, 2018, we received: (i) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs, and; (ii) $501,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the six-month period ended June 30, 2017, we funded: (i) $532,000 million in equity investments in various unconsolidated LLCs; (ii) $6.5 million in capital additions to real estate investments including construction costs for the Henderson Medical Plaza MOB (this MOB opened in April, 2017), as well as tenant improvements at various MOBs; (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties), and; (iv) $150,000 deposit on real estate assets in connection with the July, 2017 acquisition of the Healthcare Center at Hamburg. In addition, during the six-month period ended June 30, 2017, we received: (i) $54.0 million of net cash proceeds received in connection with the divestiture of St. Mary’s Professional Office Building (net of closing costs and $11.3 million of restricted cash held by a 1031 exchange intermediary, as discussed below); (ii) $216,000 of installment repayments of an outstanding member loan that was provided by us to Arlington Medical Properties, LLC, and; (iii) $743,000 of cash distributions in excess of income received from our unconsolidated LLCs.  Additionally, as a result of our January 1, 2018 adoption of ASU 2016-18, Restricted Cash, we recognized $11.3 million of restricted cash proceeds during the six-month period ended June 30, 2017 in connection with the divestiture of St. Mary’s Professional Office Building. This restricted cash was held until the third quarter of 2017 at which time the majority of the cash was utilized to fund planned like-kind exchange acquisitions pursuant to Section 1031 of the IRS code.

Net cash used in financing activities

Net cash used in financing activities was $17.0 million during the six months ended June 30, 2018, as compared to $60.0 million during the six months ended June 30, 2017.

During the six-month period ended June 30, 2018, we paid: (i) $22.6 million on mortgage notes payable that are non-recourse to us, including the repayments of $21.7 million related to previously outstanding mortgage notes payable on three properties, which were funded utilizing borrowings under our revolving credit agreement; (ii) $1.5 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018, and; (iii) $9.2 million of dividends (excludes the $9.2 million dividend declared on June 13, 2018 that was paid on July 3, 2018). Additionally, during the six months ended June 30, 2018, we received: (i) $16.2 million of net borrowings on our revolving credit agreement, and; (ii) $60,000 of net cash from the issuance of shares of beneficial interest.

During the six-month period ended June 30, 2017, we paid: (i) $18.7 million of net borrowings on our revolving line of credit; (ii) $36.5 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $35.0 million related to previously outstanding mortgage notes payable on three properties that were funded utilizing borrowings under our revolving credit facility; (iii) $284,000 of financing costs related to the revolving credit facility and a mortgage note payable that is non-recourse to us, and; (iv) $17.9 million of dividends.  Additionally, during the six months ended June 30, 2017, we received (i) $13.2 million of proceeds from a new mortgage note payable that is non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility), and; (ii) $122,000 of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2018 and 2017:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $23.2 million and $20.3 million during the six-month periods ended June 30, 2018 and 2017, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $501,000 and $734,000 during the six-month periods ended June 30, 2018 and 2017, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $23.7 million and $21.1 million of net cash during the six months ended June 30, 2018 and 2017, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared dividends of $18.3 million during the six months ended June 30, 2018 ($9.2 million of which was paid in July, 2018) and declared and paid dividends of $17.9 million during the six months ended June 30, 2017. During the first six months of 2018, the $23.7 million of net cash generated related to the operating activities of our properties was approximately $5.4 million greater than the $18.3 million of dividends declared during the first six months of 2018. During the first six months of 2017, the $21.1 million of net cash generated related to the operating activities of our properties was approximately $3.2 million greater than the $17.9 million of dividends declared and paid during the first six months of 2017.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2018 and 2017.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $102.7 million of available borrowing capacity, net of outstanding borrowings as of June 30, 2018); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2018, the applicable margin over the LIBOR rate was 1.15%, the margin over the Base Rate was 0.15%, and the facility fee was 0.20%.

At June 30, 2018, we had $197.3 million of outstanding borrowings under our Credit Agreement and $102.7 million of available borrowing capacity.  There are no compensating balance requirements.  As disclosed below, during the first six months of 2018, we repaid an aggregate of $21.7 million on three mortgages utilizing borrowings under our Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2018
Tangible net worth	> =$125,000	$188,737
Total leverage	< 60%	39.9%
Secured leverage	< 30%	8.1%
Unencumbered leverage	< 60%	36.2%
Fixed charge coverage	> 1.50x	4.1x

As indicated on the following table, we have eight mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan	$2,573	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,961	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	6,028	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,877	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,940	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,198	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,273	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,307	3.95%	January, 2030
Total, excluding net debt premium and net financing fees	53,157
Less net financing fees	(625)
Plus net debt premium	274
Total mortgages notes payable, non-recourse to us, net	$52,806

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The eight mortgages outstanding as of June 30, 2018 had a combined fair value of approximately $53.0 million. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Off Balance Sheet Arrangements

As of June 30, 2018, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2018.

Item 4. Controls and Procedures

As of June 30, 2018, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first six months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2018	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)