Form 10-Q
period 2018-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2018-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of common shares of beneficial interest outstanding at October 31, 2018—13,745,924

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Base rental - UHS facilities	$4,184	$4,242	$12,547	$12,625
Base rental - Non-related parties	10,402	10,167	30,946	30,253
Bonus rental - UHS facilities	1,216	1,126	3,746	3,656
Tenant reimbursements and other - Non-related parties	2,715	2,440	9,330	6,872
Tenant reimbursements and other - UHS facilities	311	219	909	683
	18,828	18,194	57,478	54,089
Expenses:
Depreciation and amortization	6,232	6,321	18,630	18,761
Advisory fees to UHS	975	908	2,827	2,648
Other operating expenses	5,118	4,877	15,771	14,505
Transaction costs	-	(19)	-	107
Hurricane related expenses	-	3,398	-	3,398
Hurricane insurance recoveries	-	(3,398)	-	(3,398)
	12,325	12,087	37,228	36,021
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	6,503	6,107	20,250	18,068
Equity in income of unconsolidated LLCs	351	384	1,205	1,959
Hurricane insurance recovery proceeds in excess of damaged property write- downs	-	-	4,535	-
Hurricane business interruption insurance recovery proceeds	-	-	1,162	-
Gain on Arlington transaction	-	-	-	27,196
Interest expense, net	(2,480)	(2,531)	(7,369)	(7,668)
Net income	$4,374	$3,960	$19,783	$39,555
Basic earnings per share	$0.32	$0.29	$1.44	$2.91
Diluted earnings per share	$0.32	$0.29	$1.44	$2.91

Weighted average number of shares outstanding - Basic and Diluted	13,726	13,621	13,721	13,595

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2018 and 2017

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$4,374	$3,960	$19,783	$39,555
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on interest rate caps	(73)	12	81	(81)
Total other comprehensive income/(loss):	(73)	12	81	(81)
Total comprehensive income	$4,301	$3,972	$19,864	$39,474

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$556,184	$546,634
Accumulated depreciation	(168,612)	(153,379)
	387,572	393,255
Land	53,396	53,142
Net Real Estate Investments	440,968	446,397
Investments in limited liability companies ("LLCs")	5,022	4,671
Other Assets:
Cash and cash equivalents	5,072	3,387
Base and bonus rent and other receivables from UHS	2,688	2,680
Rent receivable - other	7,121	6,422
Intangible assets (net of accumulated amortization of $26.6 million and $28.7 million, respectively)	18,317	20,559
Deferred charges and other assets, net	8,368	5,892
Total Assets	$487,556	$490,008
Liabilities:
Line of credit borrowings	$195,000	$181,050
Mortgage notes payable, non-recourse to us, net	65,311	75,359
Accrued interest	447	540
Accrued expenses and other liabilities	11,825	12,188
Tenant reserves, deposits and deferred and prepaid rents	11,618	10,310
Total Liabilities	284,201	279,447
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2018 - 13,745,905; 2017 - 13,735,369	137	137
Capital in excess of par value	265,816	265,335
Cumulative net income	637,903	618,120
Cumulative dividends	(700,727)	(673,175)
Accumulated other comprehensive income	226	144
Total Equity	203,355	210,561
Total Liabilities and Equity	$487,556	$490,008

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,783	$39,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,468	18,804
Amortization of debt premium	(37)	(126)
Stock-based compensation expense	413	390
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	—
Hurricane related expenses	—	3,398
Hurricane insurance recoveries	—	(3,398)
Gain on Arlington transaction	—	(27,196)
Changes in assets and liabilities:
Rent receivable	(707)	(913)
Accrued expenses and other liabilities	(179)	89
Tenant reserves, deposits and deferred and prepaid rents	1,184	3,527
Accrued interest	(93)	(6)
Leasing costs paid	(1,227)	(475)
Other, net	171	(22)
Net cash provided by operating activities	33,241	33,627
Cash flows from investing activities:
Investments in LLCs	(773)	(532)
Repayments of advances made to LLC	—	216
Cash distributions in excess of income from LLCs	773	1,060
Additions to real estate investments, net	(6,793)	(10,983)
Cash proceeds received from divestiture of property, net	—	65,220
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	—
Hurricane remediation payments	(192)	—
Hurricane insurance recoveries for damaged real estate property	—	1,500
Net cash paid for acquisition of property	(4,053)	(9,040)
Cash paid to acquire minority interests in majority-owned LLCs	—	(7,890)
Net cash (used in)/provided by investing activities	(6,503)	39,551
Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	13,950	(24,800)
Repayments of mortgage notes payable	(22,964)	(43,656)
Proceeds from mortgage notes payable	13,000	13,200
Financing costs paid	(1,660)	(290)
Dividends paid	(27,552)	(26,921)
Issuance of shares of beneficial interest, net	173	9,307
Net cash used in financing activities	(25,053)	(73,160)
Increase in cash and cash equivalents	1,685	18
Cash and cash equivalents, beginning of period	3,387	3,930
Cash and cash equivalents, end of period	$5,072	$3,948
Supplemental disclosures of cash flow information:
Interest paid	$7,018	$7,359

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2018. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2018, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

(2) Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions

Leases: We commenced operations in 1986 by purchasing properties from certain subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and rental terms for each of the three hospital facilities leased to subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 21% and 22% of our consolidated revenues for the three months ended September 30, 2018 and 2017, respectively, and approximately 21% and 22% of our consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 30% and 31% of our consolidated revenues during the three-month periods ended September 30, 2018 and 2017, respectively, and approximately 30% and 31% of our consolidated revenues during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

(a)

UHS has one 5-year renewal option at the existing lease rate (through 2031). In June, 2018, the 5-year renewal option on this lease was exercised extending the lease term, at the existing lease rate, to December, 2026.

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.8 million on the development and construction of this MOB as of September 30, 2018.

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

The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited consolidated financial statements. In addition, the Advisor is entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the Advisory Agreement, exceeds 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. The Advisory Agreement defines cash available for distribution to shareholders as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. No incentive fees were paid at any time since our inception since the incentive fee requirements were not achieved. Advisory fees incurred and paid (or payable) to UHS amounted to $975,000 and $908,000 for the three months ended September 30, 2018 and 2017, respectively, and were based upon average invested real estate assets of $557 million and $519 million for the three-month periods ended September 30, 2018 and 2017, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $2.8 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively, and were based upon average invested real estate assets of $538 million and $504 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2018 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

Share Ownership: At each of September 30, 2018 and December 31, 2017, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 30% and 31% of our consolidated revenues during the three-month periods ended September 30, 2018 and 2017, respectively, and 30% and 31% of our consolidated revenues during the nine-month periods ended September 30, 2018 and 2017, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

We declared and paid dividends of $9.2 million, or $.67 per share, during the third quarter of 2018 and $9.0 million, or $.66 per share, during the third quarter of 2017. During the nine-month period ended September 30, 2018, we declared and paid dividends of $27.6 million, or $2.005 per share, and during the nine-month period ended September 30, 2017 we declared and paid $26.9 million, or $1.975 per share.

(4) Acquisitions and Dispositions

Nine Months Ended September 30, 2018:

Acquisitions:

In June 2018, we acquired the Beaumont Medical Sleep Center Building located in Southfield, Michigan for a purchase price of approximately $4.0 million.  This building is 100% leased under the terms of a triple net lease with a remaining initial lease term of approximately 9.5 years at the time of purchase, with two, five year renewal options.

Dispositions:

There were no dispositions during the first nine months of 2018.

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

These acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code and therefore both qualified as tax deferred like-kind exchange transactions, as discussed below, in connection with the below-mentioned divestiture of St. Mary’s Professional Office Building in March, 2017.

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair values estimated at the acquisition dates. The intangible assets consist of the value of the in-place leases at the properties at the time of acquisition, and the intangible liabilities consist of the value of a below-market lease at the time of acquisition. The value of the in-place leases and below-market lease are amortized over the average remaining lease term of each property at the time of acquisition.

New Construction:

During the first quarter of 2016, we began the development and construction of the Henderson Medical Plaza, an MOB located on the campus of the Henderson Hospital Medical Center which is owned by a UHS subsidiary and opened in late October, 2016. The MOB was completed and opened during April, 2017.

Disposition:

During March, 2017, Arlington Medical Properties, LLC, a formerly jointly-owned limited liability company in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building (“St. Mary’s”) as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.  St. Mary’s is a multi-tenant medical office building located in Reno, Nevada.  A third party member owned the remaining 15% of Arlington Medical Properties LLC, which we acquired prior to the divestiture of St. Mary’s for a purchase price of $7.9 million. The divestiture of St. Mary’s generated an aggregate of approximately $57.3 million of net cash proceeds to us (approximately $11.3 million of which was held as restricted cash by a qualified 1031 exchange intermediary until the third quarter of 2017).  These proceeds, which were net of closing costs and the purchase price paid for the minority member’s ownership interest in the LLC, include repayment to us of a $21.4 million member loan.  Our results of operations for the nine-month period ended September 30, 2017 included a net gain of $27.2 million (net of related transaction costs) recorded in connection with this transaction.

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

At September 30, 2018, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of September 30, 2018, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

 The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of September 30, 2018:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.3 million outstanding as of September 30, 2018.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $14.0 million outstanding as of September 30, 2018.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of September 30, 2018.  This LP has a third-party term loan, which is non-recourse to us, of $5.1 million outstanding as of September 30, 2018.

Below are the condensed combined statements of income (unaudited) for the LLCs/LPs accounted for under the equity method during the three and nine months ended September 30, 2018 and 2017.  The nine months ended September 30, 2017 include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,343	$2,426	$7,256	$8,419
Operating expenses	938	933	2,873	3,122
Depreciation and amortization	436	483	1,331	1,547
Interest, net	329	342	985	1,241
Net income	$640	$668	$2,067	$2,509
Our share of net income (a.)	$351	$384	$1,205	$1,959

(a.)

Our share of net income for the nine months ended September 30, 2017 includes approximately $284,000 of interest income earned by us on an advance made to Arlington Medical Properties, LLC.  This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017, therefore there was no interest income earned by us on this advance subsequent to March, 2017.

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(amounts in thousands)
Net property, including construction in progress	$32,161	$33,111
Other assets	3,684	3,560
Total assets	$35,845	$36,671

Other liabilities	$3,018	$3,067
Mortgage notes payable, non-recourse to us	27,404	27,839
Equity	5,423	5,765
Total liabilities and equity	$35,845	$36,671

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$5,022	$4,671
Amounts included in accrued expenses and other liabilities	(2,247)	(1,895)
Our share of equity in LLCs, net	$2,775	$2,776

As of September 30, 2018, and December 31, 2017, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2018	12/31/2017	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,102	$5,202	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,996	14,191	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,306	8,446	December, 2024
	$27,404	$27,839

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(6) Recent Accounting Pronouncements

On January 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows, and ASU 2016-18, Restricted Cash, which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  We adopted these ASUs by applying a retrospective transition method.

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statements of comprehensive income over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  The FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" in July 2018, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components, and, instead, to account for those components as a single lease component, if certain criteria are met.  ASU 2016-02 is effective for us beginning January 1, 2019, with early adoption permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.  ASU 2018-11 also provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. At this time, the primary impact is expected to be related to our ground leases, in which we serve as lessee. We are currently evaluating the impact of this guidance on our consolidated financial statements from both the lessee and lessor perspective.

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

Our revenues consist primarily of rentals received from tenants, which are comprised of minimum rent (base rentals) and bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.  We apply FASB ASC Topic 606, “Revenue from Contracts with Customers” with respect to tenant reimbursement and other property income, which totaled $3.0 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $8.5 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.  The 2018 nine month tenant reimbursement and other property income amounts also include a $1.7 million early lease termination fee recorded during the second quarter of 2018. Tenant reimbursements for operating expenses are accrued as revenue and generally due monthly from tenants.  Since payments with respect to tenant reimbursement income are generally due monthly, no contract assets or liabilities have been recognized.  Revenue consisting of rental income from leasing arrangements are specifically excluded from FASB ASC Topic 606.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2018, the applicable margin over the LIBOR rate was 1.15%, the margin over the Base Rate was 0.15%, and the facility fee was 0.20%.

At September 30, 2018, we had $195.0 million of outstanding borrowings under our Credit Agreement and $105.0 million of available borrowing capacity.  There are no compensating balance requirements.  As disclosed below, during the first nine months of 2018, we repaid an aggregate of $21.7 million on three mortgages utilizing borrowings under our Credit Agreement, one of which was refinanced for $13.0 million during the third quarter of 2018.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2018
Tangible net worth	> =$125,000	$185,038
Total leverage	< 60%	41.3%
Secured leverage	< 30%	9.9%
Unencumbered leverage	< 60%	37.4%
Fixed charge coverage	> 1.50x	4.2x

As indicated on the following table, we have nine mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan	$2,546	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,911	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,978	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,842	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,905	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,198	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,147	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,251	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	13,000	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	65,778
Less net financing fees	(728)
Plus net debt premium	261
Total mortgages notes payable, non-recourse to us, net	$65,311

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.   In August, 2018, we refinanced this property with a $13.0 million fixed rate mortgage, with a maturity date of September, 2033.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The nine mortgages outstanding as of September 30, 2018 had a combined fair value of approximately $65.4 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017 and expires in March, 2019. From inception through September 30, 2018, we received or accrued approximately $83,000 in payments made to us by the counterparties (all received during the first nine months of 2018) pursuant to the terms of these caps.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.  From inception through September 30, 2018, we received or accrued approximately $83,000 in payments made to us by the counterparties (all received during the first nine months of 2018) pursuant to the terms of these caps.

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

(9) Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties had been completed and operations resumed.

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

Our financial results for the nine months ended September 30, 2018 include approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June 30, 2018, approximately $500,000 of which relates to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018. Additionally, the nine months ended September 30, 2018 includes approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018.

 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical/office buildings. As of October 31, 2018, we have sixty-nine real estate investments located in twenty states consisting of:

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
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 30% of our consolidated revenues during the nine-month period ended September 30, 2018, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

Legislation has already been enacted that has repealed the individual mandate to obtain health insurance penalty that had been required by the ACA.  In addition, Congress is considering legislation that would, in material part: (i) eliminate the large employer mandates to provide health insurance coverage; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.   In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions, from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) directing the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements, and; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level;

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements, including the following:

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

We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary income plus 95% of any capital gain income for the calendar year exceeds cash distributions during the calendar year, as defined. No provision for excise tax has been reflected in the consolidated financial statements as no tax was due.

Earnings and profits, which determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the cost basis of assets and in the estimated useful lives used to compute depreciation and the recording of provision for investment losses.

Results of Operations

During the three-month period ended September 30, 2018, net income was $4.4 million, as compared to $4.0 million during the third quarter of 2017.  The $414,000 increase was primarily attributable to combined net increases from increased net income generated at various properties, including properties acquired during 2017 and 2018.

During the nine-month period ended September 30, 2018, net income was $19.8 million, as compared to $39.6 million during the nine months of 2017.  The $19.8 million decrease was primarily attributable to:

•

a $27.2 million decrease due to a gain recorded during the first quarter of 2017 in connection with our purchase of the minority interest in, and subsequent divestiture of, the St. Mary’s Professional Office Building (“Arlington transaction”);

•

a $4.5 million increase resulting from hurricane insurance recoveries in excess of property damage write-downs recorded during the first nine months of 2018 (recorded during the first quarter of 2018);

•

a $1.2 million increase resulting from hurricane-related business interruption insurance recovery proceeds recorded during the first nine months of 2018 (approximately $500,000 of which related to 2017);

•	a $1.7 million increase in connection with a lease termination agreement entered into during the second quarter of 2018, as mentioned above;
•

a $299,000 increase due to decreased interest expense resulting primarily from the repayments of certain third-party mortgages (primarily between the third quarter of 2017 through third quarter of 2018) utilizing funds borrowed under our revolving credit agreement which bear interest at a comparatively lower interest rate, partially offset by an increase in our average cost of funds under our revolving credit agreement as compared to the nine months of 2017;

•	a decrease of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings;
•	a $754,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s, and;
•	other combined net increase of approximately $900,000 due to the increased net income generated at various properties, including the properties acquired during 2018 and 2017.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.6 million and $4.5 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $14.2 million and $13.0 million for the nine-month periods ended September 30, 2018 and 2017, respectively.  The increase in operating expenses during the nine-month periods ended September 30, 2018, as compared to the prior year period, is partially due to: (i) the newly constructed medical office building which opened in April, 2017, and; (ii) approximately $400,000 of non-recurring repairs and remediation expenses incurred at one of our medical office buildings. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,374	$3,960	$19,783	$39,555
Depreciation and amortization expense on consolidated investments	6,065	6,189	18,175	18,378
Depreciation and amortization expense on unconsolidated affiliates	254	302	779	981
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	(4,535)	-
Gain on Arlington transaction	-	-	-	(27,196)
Funds From Operations	$10,693	$10,451	$34,202	$31,718
Weighted average number of shares outstanding - Basic and Diluted	13,726	13,621	13,721	13,595
Funds From Operations per diluted share	$0.78	$0.77	$2.49	$2.33

Our FFO increased $242,000, or $.01 per diluted share, during the third quarter of 2018, as compared to the third quarter of 2017, due to a combined net increase in net income generated at various properties, including properties acquired during 2017 and 2018.

Our FFO increased $2.5 million, or $.16 per diluted share, during the first nine months of 2018, as compared to the first nine months of 2017 due to: (i) an increase of $1.7 million, or $.12 per diluted share, resulting from the lease termination agreement entered into during the second quarter of 2018 in connection with a single tenant MOB located in Texas that terminated a lease that that was scheduled to expire in July, 2020; (ii) a decrease of approximately $400,000, or $.02 per diluted share, resulting from the non-recurring repairs and remediation expenses incurred at one of our medical office buildings; (iii) an increase of approximately $500,000, or $.04 per diluted share, resulting for business interruption insurance recovery proceeds recording during the first nine months of 2018 that related to the period of August through December of 2017, and; (iv) other combined net increase of approximately $700,000 due to increased net income generated at various properties, including properties acquired during 2017 and 2018.

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

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $33.2 million during the nine-month period ended September 30, 2018 as compared to $33.6 million during the comparable period of 2017. The $386,000 net decrease was attributable to:

•      a favorable change of $2.7 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gain on Arlington transaction);

•	an unfavorable change of $2.3 million in tenant reserves, deposits and deferred and prepaid rents;

•     a favorable change of $206,000 in rent receivable;

•      an unfavorable change of $752,000 in leasing costs paid, and;

•     other combined net unfavorable change of approximately $200,000.

Net cash used in/provided by investing activities

Net cash used in investing activities was $6.5 million during the first nine months of 2018 as compared to $39.6 million of net cash provided by investing activities during the first nine months of 2017.

During the nine-month period ended September 30, 2018, we funded: (i) $773,000 in equity investments in unconsolidated LLCs; (ii) $6.8 million in capital additions to real estate investments including tenant improvements at various MOBs; (iii) $4.1 million paid to acquire the Beaumont Medical Sleep Center Building, as discussed above, and; (iv) $192,000 of hurricane related remediation expenses.  In addition, during the nine-month period ended September 30, 2018, we received: (i) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs, and; (ii) $773,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the nine-month period ended September 30, 2017, we funded: (i) $532,000 million in equity investments in various unconsolidated LLCs; (ii) $11.0 million in capital additions to real estate investments including construction costs for the Henderson Medical Plaza MOB (this MOB opened in April, 2017), as well as tenant improvements at various MOBs; (iii) $7.9 million paid to acquire the minority interest in a majority-owned LLC (Arlington Medical Properties, LLC), and; (iv) $150,000 of deposits on real estate assets in connection with the July and September, 2017 acquisitions of the Health Center of Hamburg and Las Palmas FED, respectively, as discussed above. In addition, during the nine-month period ended September 30, 2017, we received: (i) $65.2 million of net cash proceeds received in connection with the divestiture of St. Mary’s Professional Office Building (net of closing costs); (ii) $216,000 of installment repayments of a member loan advanced to an LLC, and; (iii) $1.1 million of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $25.1 million during the nine months ended September 30, 2018, as compared to $73.2 million during the nine months ended September 30, 2017.

During the nine-month period ended September 30, 2018, we paid: (i) $23.0 million on mortgage notes payable that are non-recourse to us, including the repayments of $21.7 million related to previously outstanding mortgage notes payable on three properties (one of which was refinanced during the third quarter of 2018, as mentioned below) which were funded utilizing borrowings under our revolving credit agreement; (ii) $1.7 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018 and financing costs of a new mortgage note payable refinance, and; (iii) $27.6 million of dividends. Additionally, during the nine months ended September 30, 2018, we received: (i) $14.0 million of net borrowings on our revolving credit agreement; (ii) $13.0 million of proceeds related a new mortgage note payable refinance that is non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility), and; (iii) $173,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2017, we paid: (i) $24.8 million of net borrowings on our revolving line of credit; (ii) $43.7 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $41.6 million related to previously outstanding mortgage notes payable on three properties that were funded utilizing borrowings under our revolving credit facility; (iii) $290,000 of financing costs related to the revolving credit facility and new mortgage notes payable that are non-recourse to us, and; (iv) $26.9 million of dividends.  Additionally, during the nine months ended September 30, 2017, we received (i) $13.2 million of proceeds from a new mortgage note payable that is non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility), and; (ii) $9.3 million of net cash from the issuance of shares of beneficial interest, including $9.1 million of net cash proceeds received in connection with our ATM Program, as discussed below.

Pursuant to the terms of our previously outstanding at-the-market equity issuance program, during the nine months ended September 30, 2017, there were 127,499 shares issued at an average price of $74.71 per share which generated approximately $9.1 million of net cash proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2018 and 2017:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $33.2 million and $33.6 million during the nine-month periods ended September 30, 2018 and 2017, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $773,000 and $1.1 million during the nine-month periods ended September 30, 2018 and 2017, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $34.0 million and $34.7 million of net cash during the nine months ended September 30, 2018 and 2017, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared and paid dividends of $27.6 million during the nine months ended September 30, 2018 and declared and paid dividends of $26.9 million during the nine months ended September 30, 2017. During the first nine months of 2018, the $34.0 million of net cash generated related to the operating activities of our properties was approximately $6.5 million greater than the $27.6 million of dividends declared and paid during the first nine months of 2018. During the first nine months of 2017, the $34.7 million of net cash generated related to the operating activities of our properties was approximately $7.8 million greater than the $26.9 million of dividends declared and paid during the first nine months of 2017.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2018 and 2017.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $105.0 million of available borrowing capacity, net of outstanding borrowings as of September 30, 2018); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2018, the applicable margin over the LIBOR rate was 1.15%, the margin over the Base Rate was 0.15%, and the facility fee was 0.20%.

At September 30, 2018, we had $195.0 million of outstanding borrowings under our Credit Agreement and $105.0 million of available borrowing capacity.  There are no compensating balance requirements.  As disclosed below, during the first nine months of 2018, we repaid an aggregate of $21.7 million on three mortgages utilizing borrowings under our Credit Agreement, one of which was refinanced for $13.0 million during the third quarter of 2018.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2018
Tangible net worth	> =$125,000	$185,038
Total leverage	< 60%	41.3%
Secured leverage	< 30%	9.9%
Unencumbered leverage	< 60%	37.4%
Fixed charge coverage	> 1.50x	4.2x

As indicated on the following table, we have nine mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2018 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan	$2,546	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,911	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,978	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,842	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,905	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,198	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	4,147	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,251	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	13,000	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	65,778
Less net financing fees	(728)
Plus net debt premium	261
Total mortgages notes payable, non-recourse to us, net	$65,311

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.  In August, 2018, we refinanced this property with a $13.0 million fixed rate mortgage, with a maturity date of September, 2033.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The nine mortgages outstanding as of September 30, 2018 had a combined fair value of approximately $65.4 million. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

At December 31, 2017, we had eleven mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these eleven mortgages was $75.7 million and had a combined fair value of approximately $76.3 million.

Off Balance Sheet Arrangements

As of September 30, 2018, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2018.

Item 4. Controls and Procedures

As of September 30, 2018, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2018	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)