Form 10-K
period 2018-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2019-02-27
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2018: $818.1 million (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2019: 13,746,827.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2018 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2018. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019.  Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS, and subsidiaries of UHS are tenants of seventeen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the four unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, medical office buildings (“MOBs”), free-standing emergency departments and childcare centers. As of February 27, 2019, we have sixty-nine real estate investments located in twenty states in the United States consisting of: (i) six hospital facilities including three acute care, one rehabilitation and two sub-acute; (ii) fifty-five medical/office buildings; (iii) four free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

Available Information

We have our principal executive offices at Universal Corporate Center, 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 265-0688. Our website is located at http://www.uhrit.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available free of charge on our website.  Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.  Additionally, we have adopted governance guidelines, a Code of Business Conduct and Ethics applicable to all of our officers and directors, a Code of Ethics for Senior Officers and charters for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Trustees. These documents are also available free of charge on our website. Copies of such reports and charters are available in print to any shareholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Officers by promptly posting this information on our website. The information posted on our website is not incorporated into this Annual Report.

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2018. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 27, 2019, we have investments in sixty-nine facilities, located in twenty states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus(A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center(A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center(A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central(B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Vibra Hospital of Corpus Christi(B)(I)	Corpus Christi, TX	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Encompass Health Deaconess Rehabilitation Hospital, LLC(F)	Evansville, IN	Rehabilitation	100%	Encompass Health Corporation
Family Doctor’s Medical Office Bldg.(B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Kings Crossing II(B)	Kingwood, TX	MOB	100%	—
Professional Buildings at Kings Crossing
Building A(B)	Kingwood, TX	MOB	100%	—
Building B(B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy(B)	Audubon, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	New Britain, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Newtown, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Chesterbrook Academy(B)	Uwchlan, PA	Preschool & Childcare	100%	Nobel Learning Comm. & Subs.
Southern Crescent Center I(B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II(D)	Riverdale, GA	MOB	100%	—
St. Matthews Medical Plaza II(C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center(E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center(B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza(D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg.(A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza(E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I(D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II(D)	Las Vegas, NV	MOB	100%	—
Danbury Medical Plaza(B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB(C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza(E)	Phoenix, AZ	MOB	100%	—
Gold Shadow(D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
Apache Junction Medical Plaza(E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II(D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza(E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center(E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building(D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza(D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III(D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace(D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building(D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II(E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza(G)	Denison, TX	MOB	95%	—
BRB Medical Office Building(E)	Kingwood, TX	MOB	100%	—
3811 E. Bell(E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building(E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza(E)	Forney, TX	MOB	100%	—
Tuscan Professional Building(E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building(E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic(E)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II(C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower(E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB(A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village(E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale(E)	Springdale, AR	MOB	100%	—

The Northwest Medical Center at Sugar Creek(E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center(E)	Mechanicsville, VA	FED	100%	—
South Texas ER at Weslaco(A)	Weslaco, TX	FED	100%	—
South Texas ER at Mission(A)	Mission, TX	FED	100%	—
Haas Medical Office Park(E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center(E)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center(E)	Vinings, GA	MOB	100%	—
Madison Professional Office Building(E)	Madison, AL	MOB	100%	—
Chandler Corporate Center III(E)	Chandler, AZ	MOB	100%	—
Frederick Crestwood MOB(E)	Frederick, MD	MOB	100%	—
2704 North Tenaya Way(E)	Las Vegas, NV	MOB	100%	—
Henderson Medical Plaza(D)	Henderson, NV	MOB	100%	—
Health Center at Hamburg(E)	Hamburg, PA	MOB	100%	—
Las Palmas Del Sol Emergency Center - West(E)	El Paso, TX	FED	100%	—
Beaumont Medical Sleep Center Building(H)	Southfield, MI	MOB	100%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
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
(F)

This lease with Encompass Health Deaconess Rehabilitation Hospital, LLC, which has an annualized current rental of approximately $714,000, is scheduled to expire on May 31, 2019 and the tenant has provided verbal notice to us that they do not intend to renew the lease. However, although we can provide no assurance that an agreement will be finalized, we are currently in discussions with the tenant to potentially enter into a short-term lease, at a substantially increased lease rate as compared to the existing lease, that would likely be scheduled to expire during the fourth quarter of 2019. Encompass Health Corporation is the guarantor of the existing lease.  We are working on marketing the property for lease to a new tenant.

(G)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(H)	This property was acquired during the second quarter of 2018.
(I)

This lease with Vibra Hospital of Corpus Christi, which has an annualized current rental of approximately $857,000, is scheduled to expire on June 1, 2019 and the tenant has provided verbal notice to us that they do not intend to renew the lease and plan to vacate the property by that date.  We are working on marketing the property for lease to a new tenant.

Other Information

Included in our portfolio at December 31, 2018 and 2017 are six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the six hospital facilities comprised approximately 25%, 26% and 28% of our consolidated revenues in 2018, 2017 and 2016, respectively.

As of January 1, 2019, the leases on our six hospital facilities have fixed terms with an average of 3.0 years remaining and include renewal options ranging from zero to two, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties. We have received notification from the tenants of two of these hospital facilities (a rehabilitation and a sub-acute hospital, as noted above), which comprise in the aggregate approximately 2% of our consolidated revenues during each of 2018, 2017 and 2016, and have lease terms that are scheduled to expire in late May and early June of 2019, that they do not intend to renew their leases upon the scheduled expiration dates. Although we can provide no assurance that an agreement will be finalized, we are currently in discussions with the tenant of the rehabilitation hospital to potentially enter into a short-term lease, at a substantially increased lease rate as compared to the existing lease, that would likely be scheduled to expire during the fourth quarter of 2019.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 7.0 (ranging from -0.7 to 17.1) during 2018, 7.5 (ranging from -0.8 to 18.0) during 2017 and 8.3 (ranging from 0.6 to 18.1) during 2016. The Coverage Ratio for individual facilities varies.

Pursuant to the terms of the leases for our hospital facilities, free-standing emergency departments, some single-tenant MOBs and the preschool and childcare centers, each lessee, including subsidiaries of UHS, is responsible for building operations, maintenance, renovations and property insurance. We, or the LLCs in which we have invested, are responsible for the building operations, maintenance and renovations of the remaining MOBs, however, a portion, or in some cases all, of the expenses associated with the MOBs are passed on directly to the tenants. Cash reserves may be established to fund required building maintenance and renovations at the multi-tenant MOBs. Lessees are required to maintain all risk, replacement cost and commercial property insurance policies on the leased properties and we, or the LLC in which we have invested, are also named insureds on these policies. In addition, we, UHS or the LLCs in which we have invested, maintain property insurance on all properties. For additional information on the terms of our leases, see “Relationship with Universal Health Services, Inc.”

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 24% of our consolidated revenue for the five years ended December 31, 2018 (approximately 21%, 22% and 24% for the years ended December 31, 2018, 2017 and 2016 respectively). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2018 (approximately 30%, 32% and 33% for the years ended December 31, 2018, 2017 and 2016, respectively).

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

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.8 million on the development and construction of this MOB as of December 31, 2018.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2018 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory.

Pursuant to the terms of the original advisory agreement, which was in effect from inception through December 31, 2018, in addition to the advisory fee as discussed below, the Advisor was entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the agreement, exceeded 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. Cash available for distribution to shareholders was defined as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Since the incentive fee requirements were not achieved at any time from our inception through December 31, 2018, no incentive fees were paid during that time. Given that the incentive fee requirements have never been achieved, and were deemed unlikely to be achieved in the future, the amended and restated advisory agreement that became effective on January 1, 2019, among other things, eliminated the incentive fee provision.

Our advisory fee for 2018, 2017 and 2016 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $3.8 million during 2018, $3.6 million during 2017 and $3.3 million during 2016 and were based upon average invested real estate assets of $544 million, $511 million and $466 million during 2018, 2017 and 2016, respectively.

Share Ownership:    As of December 31, 2018 and 2017, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2018 (approximately 30%, 32% and 33% for the years ended December 31, 2018, 2017 and 2016, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.  Please see the heading “A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced” under “Risk Factors” for more information.

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

Regulation and Other Factors

During 2018, 2017 and 2016, 24%, 25% and 26%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals and free-standing emergency departments (“FEDs”), the majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act (the “PPACA”), may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the PPACA may have significant impact on the reimbursement for healthcare services. While attempts to repeal the entirety of the PPACA have not been successful to date, a key provision of the PPACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court judge in Texas ruled the entire ACA is unconstitutional. While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the PPACA. If all or any parts of the PPACA are found to be unconstitutional, it could have a material adverse effect on hospitals.  If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

In addition, the healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: hospital billing practices and prices for services; relationships with physicians and other referral sources; adequacy of medical care and quality of medical equipment and services; ownership of facilities; qualifications of medical and support personnel; confidentiality, maintenance, privacy and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer, by hospitals with an emergency department, of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	81	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	59	Vice President and Chief Financial Officer
Cheryl K. Ramagano	56	Vice President, Treasurer and Secretary
Timothy J. Fowler	63	Vice President, Acquisition and Development

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

In addition to changes in government reimbursement programs, the ability of our hospital operators to negotiate favorable contracts with private payors, including managed care organizations, significantly affects the revenues and operating results of those facilities. Private payors, including managed care organizations, increasingly are demanding that hospitals accept lower rates of payment. Our hospital operators expect continued third party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third party payors could have a material adverse effect on the financial position and results of operations of our hospital operators.

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

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments was expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018, which eliminated the DSH cuts scheduled for 2018 and 2019 but added additional DSH reductions of $4 billion in 2020 and $8 billion a year between 2021 and 2025. We cannot predict the effect this enactment will have on operators (including UHS), and, thus, our business.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although certain final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

The impact of the Legislation on hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent.  The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that has eliminated the penalty for failing to maintain  health coverage that was part of the original Legislation. In addition, Congress has considered legislation that would, if enacted, in material part (i) eliminate the large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) the issuance of a proposed rule by the Department of Labor, Treasury, and Health and Human Services that would be incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

While attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court judge in Texas ruled the entire ACA is unconstitutional.  While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on hospitals.

The trend toward value-based purchasing may negatively impact the revenues of our hospital operators.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact their revenues if they are unable to meet expected quality standards. The Legislation contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions unless the conditions were present at admission. Beginning in Federal Fiscal Year (FFY) 2015, hospitals that rank in the worst 25% of all hospitals nationally for hospital acquired conditions in the previous year will receive reduced Medicare reimbursements. The Legislation also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

The healthcare industry is highly competitive and competition among hospitals and other health care providers for patients and physicians has intensified in recent years. In most geographical areas in which our facilities are operated, there are other facilities that provide services comparable to those offered by our facilities. In addition, some competing facilities are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to certain operators of our facilities, including UHS.

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

Our operators, including UHS and its subsidiaries, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. Government regulation may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement received by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. These regulations include, among other items: hospital billing practices and prices for service; relationships with physicians and other referral sources; adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; the implementation of, and continued compliance with, electronic health records’ regulations; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer, by hospitals with an emergency department, of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our Credit Agreement permits interest on borrowings to be calculated based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced.

For the year ended December 31, 2018, lease payments from UHS comprised approximately 30% of our consolidated revenues. In addition, as of December 31, 2018, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2021 and 2026. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase the respective three leased hospitals, or two leased FEDs, upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the three acute care hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, as amended and restated effective January 1, 2019, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2018, we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions, governmental investigations and regulatory actions. Since UHS comprised approximately 30%, 32% and 33% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein

Defending itself against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from UHS management and UHS’ reputation could suffer significantly. UHS has stated that it is unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, the outcome of these lawsuits and the related investigations, publicity and news articles that have been published concerning these matters, could have a material adverse effect on their business, financial condition, results of operations and/or cash flows.

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

In particular, government investigations, as well as qui tam and stockholder lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a material adverse effect on UHS’s business, financial condition, results of operations and/or cash flows, which in turn could have a material adverse effect on us.

We hold non-controlling equity ownership interests in various joint-ventures.

For the year ended December 31, 2018, 11% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the hospitals leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates or fair market value lease rates at the end of the lease terms in 2021 or 2026. If the leases are not renewed, we may be required to find other operators for these hospitals and/or enter into leases with less favorable terms. The exercise of purchase options for our hospitals may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased hospitals, after the expiration of the lease term, may adversely affect our ability to sell or lease a hospital, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2018 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2018 (subject to certain additional taxes for certain taxpayers).  The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
Hospital Facility Name and	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Location	facility	12/31/2018	2018	2017	2016	2015	2014	rent(6)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(5)(7) Wildomar, California	Acute Care	130	59%	62%	64%	63%	59%	$2,648,000	2021	10	0%	—
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	44%	45%	47%	48%	44%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	153	59%	57%	55%	56%	59%	3,030,000	2021	10	0%	—
Encompass Health Deaconess Rehab. Hospital(8) Evansville, Indiana	Rehabilitation	85	75%	73%	75%	80%	80%	297,000	2019	—	0%	—
Vibra Hospital of Corpus (12) Christi Corpus Christi, Texas	Sub- Acute Care	74	46%	50%	51%	56%	58%	357,000	2019	—	100%	3%
Kindred Hospital Chicago Central(9) Chicago, Illinois	Sub- Acute Care	68	35%	39%	46%	52%	54%	1,525,000	2021	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2018	2017	2016	2015	2014	rent(6)	term	(years)	escalators	escalation
Spring Valley MOB I(5) Las Vegas, Nevada	MOB	81%	72%	72%	61%	60%	$796,000	2019-2028	Various	100%	2%-3%
Spring Valley MOB II(5) Las Vegas, Nevada	MOB	71%	85%	85%	84%	77%	735,000	2019-2024	Various	85%	1%-3%
Summerlin Hospital MOB I(5) Las Vegas, Nevada	MOB	72%	65%	64%	62%	66%	1,315,000	2019-2028	Various	96%	2%-3%
Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	79%	80%	78%	74%	78%	1,392,000	2019-2023	Various	89%	2%-5%
Summerlin Hospital MOB III(5) Las Vegas, Nevada	MOB	99%	100%	100%	100%	90%	1,649,000	2019-2024	Various	76%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	99%	99%	99%	99%	2,207,000	2019-2028	Various	94%	3%
Centennial Hills MOB(5) Las Vegas, Nevada	MOB	75%	75%	73%	73%	71%	1,602,000	2019-2024	Various	71%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,573,000	2021	20	100%	1%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	95%	100%	100%	100%	100%	1,282,000	2019-2029	Various	81%	3%-4%
Chandler Corporate Center III(10) Chandler, Arizona	MOB	92%	92%	92%	-	-	1,249,000	2027	Various	100%	2%
Frederick Crestwood MOB(10) Frederick, Maryland	MOB	100%	100%	100%	-	-	1,696,000	2026-2030	Various	100%	3%-4%
2704 North Tenaya Way(10) Las Vegas, Nevada	MOB	100%	100%	100%	-	-	1,130,000	2023	18	100%	3%
Henderson Union Village MOB (5)(11) Henderson, Nevada	MOB	37%	24%	-	-	-	859,000	2022-2028	Various	100%	3%
Northwest Texas Professional Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	975,728	2022-2023	Various	100%	2%-3%

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2018. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

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

(3)

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2018). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 235-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.

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
(7)

See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties. We believe the respective fair values for each of these hospitals exceeds the respective net book values as of December 31, 2018 amounting to: $13.3 million for Southwest Healthcare System-Inland Valley Campus; $18.2 million for McAllen Medical Center, and; $12.7 million for Wellington Regional Medical Center.

(8)

This lease with Encompass Health Deaconess Rehabilitation Hospital, LLC, which has an annualized current rental of approximately $714,000, is scheduled to expire on May 31, 2019 and the tenant has provided verbal notice to us that they do not intend to renew the lease. However, although we can provide no assurance that an agreement will be finalized, we are currently in discussions with the tenant to potentially enter into a short-term lease, at a substantially increased lease rate as compared to the existing lease, that would likely be scheduled to expire during the fourth quarter of 2019. Encompass Health Corporation is the guarantor of the existing lease. We are working on marketing the property for lease to a new tenant.

(9)

During the second quarter of 2016, the tenant of this facility provided the required notice to us, exercising the 5-year renewal option on the facility, extending the lease term to December, 2021 at existing lease rates. The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the fair market value of the facility exceeds the $158,000 net book value as of December 31, 2018. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(10)     This property was acquired during 2016

(11)	This newly constructed MOB was completed and opened during the second quarter of 2017.

(12)   This lease with Vibra Hospital of Corpus Christi, which has an annualized current rental of approximately $857,000, is scheduled to expire on June 1, 2019 and the tenant has provided verbal notice to us that they do not intend to renew the lease and plan to vacate the property by that date.  We are working on marketing the property for lease to a new tenant.`

Leasing Trends at Our Significant Medical Office Buildings

During 2018, we had a total of 34 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 17% of the aggregate rentable square feet of these properties (14% related to renewed leases and 3% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $10 per square foot during 2018. The weighted-average leasing commissions on the new and renewed leases commencing during 2018 was approximately 4% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2018 was approximately 0.5% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during 2018, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3%.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2018 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2019 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2019	2019	2020	2021	2022	2023	2024 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	0%	100%	0%	0%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	0%	0%	100%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	0%	100%	0%	0%	0%
HealthSouth Deaconess Rehab. Hosital	77,440	0%	100%	0%	0%	0%	0%	0%
Vibra Hospital Corpus Christi	69,700	0%	100%	0%	0%	0%	0%	0%
Sub-total Hospitals	1,045,836	0%	14%	0%	46%	0%	0%	40%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (a.)	74,774	14%	10%	12%	17%	7%	2%	38%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	23%	23%	23%	19%	0%	0%	12%
Texoma Medical Plaza	115,284	0%	3%	55%	5%	14%	6%	17%
St. Matthews Medical Plaza II	103,011	0%	2%	0%	11%	18%	0%	69%
Desert Springs Medical Plaza (a.)	102,579	43%	13%	0%	6%	0%	15%	23%
Peace Health Medical Clinic	98,886	0%	0%	0%	100%	0%	0%	0%
Centennial Hills Medical Office Building	96,573	24%	9%	22%	12%	11%	17%	5%
Summerlin Hospital Medical Office Building II (b.)	92,313	23%	17%	13%	38%	6%	3%	0%
Summerlin Hospital Medical Office Building I (a.)	89,636	24%	18%	29%	9%	0%	0%	20%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell	80,302	46%	8%	6%	7%	0%	7%	26%
Henderson Union Village MOB	78,966	63%	0%	0%	0%	3%	0%	34%
Summerlin Hospital Medical Office Building III (c.)	77,713	2%	44%	10%	18%	9%	8%	9%
Mid Coast Hospital MOB	74,629	0%	0%	0%	4%	0%	5%	91%
North West Texas Professional Office Tower	72,351	0%	0%	0%	0%	64%	36%	0%
Rosenberg Children's Medical Plaza	66,231	0%	6%	3%	0%	0%	51%	40%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	0%	100%
Palmdale Medical Plaza	59,405	44%	9%	16%	12%	0%	9%	10%
Sierra San Antonio Medical Plaza	59,160	27%	1%	0%	13%	5%	33%	21%
Spring Valley Medical Office Building (a.)	57,828	22%	20%	18%	12%	6%	4%	18%
Spring Valley Medical Office Building II	57,265	34%	3%	17%	20%	15%	0%	11%
Southern Crescent Center II	53,680	39%	8%	4%	0%	39%	0%	10%
Desert Valley Medical Center (a.)	53,625	2%	15%	10%	13%	21%	34%	5%
Tuscan Professional Building	53,231	3%	5%	30%	19%	39%	4%	0%
Lake Pointe Medical Arts Building (d.)	50,974	0%	14%	22%	33%	15%	4%	12%
Forney Medical Plaza	50,947	19%	0%	0%	36%	5%	19%	21%
Vista Medical Terrace	50,921	56%	8%	6%	0%	14%	9%	7%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	0%	100%	0%
Southern Crescent Center I	41,897	74%	5%	0%	0%	0%	21%	0%
Auburn Medical Office Building	41,311	19%	0%	20%	0%	61%	0%	0%
BRB Medical Office Building (b.)	40,733	11%	12%	67%	10%	0%	0%	0%
Cypresswood Professiona Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	28%	6%	12%	0%	0%	0%	54%
Danbury Medical Plaza (c.)	36,141	24%	76%	0%	0%	0%	0%	0%
The Sparks Medical Building (b.)	35,127	0%	16%	4%	0%	20%	30%	30%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	46%	0%	0%	0%	0%	19%	35%
Madison Station MOB	30,096	0%	0%	0%	0%	100%	0%	0%
Apache Junction Medical Plaza (a.)	26,901	9%	17%	0%	34%	32%	0%	8%
Santa Fe Professional Plaza	24,883	9%	6%	10%	27%	17%	31%	0%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B (a.)	12,790	0%	11%	0%	0%	32%	38%	19%
King's Crossing II	20,470	100%	0%	0%	0%	0%	0%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%

Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	0%	100%	0%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	0%	100%
Health Center at Hamburg	15,400	0%	0%	0%	0%	0%	0%	100%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	0%	21%	17%	62%
Family Doctor's MOB	12,050	0%	0%	0%	100%	0%	0%	0%
Beaumont Sleep Center	11,556	0%	0%	0%	0%	0%	0%	100%
701 South Tonopah Building	10,747	0%	0%	0%	100%	0%	0%	0%
The Children's Clinic at Springdale	9,761	0%	0%	0%	0%	0%	100%	0%
5004 Pool Road MOB	4,400	0%	0%	0%	0%	100%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,100	0%	0%	0%	100%	0%	0%	0%
Chesterbrook Academy - New Britain	7,998	0%	0%	100%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	0%	100%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,682,668	18%	8%	10%	13%	11%	11%	29%
Total	3,728,504	13%	10%	7%	22%	8%	8%	32%

(a)	The estimated market rates related to the 2019 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 1% to 6%.
(b)	The estimated market rates related to the 2019 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 1% to 3%.
(c)	The estimated market rates related to the 2019 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 9% to 10%.
(d)	The estimated market rates related to the 2019 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 36%.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2018 and 2017, the average effective annual rental per square foot was $18.28 and $18.19, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2018 and 2017, the average effective annual rental per square foot was $29.65 and $28.40, respectively, excluding an early lease termination fee and hurricane business interruption insurance recovery proceeds during 2018. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2018 and 2017, the average effective annual rental per square foot was $25.99 and $25.14, respectively, excluding an early lease termination fee and hurricane business interruption insurance recovery proceeds during 2018 . The estimated average occupied square footage for 2018 was calculated by averaging the unavailable rentable square footage on January 1, 2018 and January 1, 2019. The estimated average occupied square footage for 2017 was calculated by averaging the unavailable rentable square footage on January 1, 2017 and January 1, 2018.

None of our properties generated revenues that comprised 10% or more of our consolidated revenues during 2018.  Additionally, none of the properties had book values greater than 10% of our consolidated assets as of December 31, 2018. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2018. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2018.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2019	147,140	2	$1,452,059	2%
2020	0	0	0	0%
2021	476,420	3	5,514,290	7%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
2026	422,276	1	7,161,920	9%
2027	0	0	0	0%
2028	0	0	0	0%
Thereafter	0	0	0	0%
Subtotal-hospital facilities	1,045,836	6	$14,128,269	18%
Other consolidated properties
2019	197,893	70	$5,999,844	8%
2020	209,332	62	6,685,451	8%
2021	335,811	61	9,840,603	12%
2022	248,714	48	7,429,902	9%
2023	278,464	51	7,700,848	10%
2024	101,166	15	2,938,364	4%
2025	143,510	17	4,220,745	5%
2026	79,538	11	2,294,838	3%
2027	135,444	8	3,832,330	5%
2028	29,375	6	945,592	1%
Thereafter	119,565	7	3,289,201	4%
Subtotal-other consolidated properties	1,878,812	356	$55,177,718	69%
Other unconsolidated properties (MOBs)
2019	5,606	3	$169,800	0%
2020	63,189	8	1,967,391	2%
2021	19,619	6	577,613	1%
2022	34,452	9	1,027,507	1%
2023	16,542	5	617,829	1%
2024	34,508	6	1,084,940	1%
2025	45,610	5	1,309,752	2%
2026	68,024	8	1,995,285	3%
2027	12,331	4	526,839	1%
2028	9,318	2	275,950	1%
Thereafter	0	0	-	0%
Subtotal-other unconsolidated properties	309,199	56	$9,552,906	13%
Total all properties at December 31, 2018	3,233,847	418	$78,858,893	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2018 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2018 and exclude the bonus rentals earned on the UHS hospital facilities.

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

Market Information

Our shares of beneficial interest are listed on the New York Stock Exchange under the symbol UHT. The high and low closing sales prices for our shares of beneficial interest for each quarter in the years ended December 31, 2018 and 2017 are summarized below:

	2018		2017
	High Price	Low Price	High Price	Low Price
First Quarter	$73.77	$53.36	$66.64	$60.01
Second Quarter	$66.76	$58.05	$79.68	$64.20
Third Quarter	$76.34	$63.61	$84.23	$73.35
Fourth Quarter	$73.69	$59.51	$78.02	$72.14

Holders

As of January 31, 2019, there were approximately 324 shareholders of record of our shares of beneficial interest.

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

	2018	2017
First Quarter	$.665	$.655
Second Quarter	.670	.660
Third Quarter	.670	.660
Fourth Quarter	.675	.665
	$2.680	$2.640

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2013.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 13	Dec 14	Dec 15	Dec 16	Dec 17	Dec 18
Universal Health Realty Income Trust	$100	$127.19	$139.14	$190.48	$226.10	$192.53
S&P 500 Index	$100	$113.69	$115.26	$129.05	$157.22	$150.33
Peer Group	$100	$136.96	$129.32	$129.64	$127.53	$146.08

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2018. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2018	2017	2016	2015	2014
Operating Results:
Total revenues(1)	$76,210	$72,348	$67,081	$63,950	$59,786
Net income(2)	$24,196	$45,619	$17,215	$23,691	$51,551
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$437,730	$446,397	$447,240	$390,496	$380,109
Investments in LLCs, net of liabilities(1)(3)	2,760	2,776	33,731	30,492	8,605
Intangible assets, net of accumulated amortization	17,407	20,559	23,815	19,757	23,123
Total assets(1)	483,756	490,008	524,750	458,503	428,490
Total indebtedness, including debt premium(1)(4)	261,281	256,409	315,717	252,306	212,779
Other Data:
Funds from operations(5)	$45,034	$42,228	$41,559	$38,349	$35,937
Cash provided by (used in):
Operating activities	42,928	46,005	40,733	38,178	32,796
Investing activities	(7,959)	39,461	(74,834)	(44,309)	(4,038)
Financing activities	(33,320)	(86,009)	34,137	6,164	(29,815)
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.76	$3.35	$1.28	$1.78	$3.99
Diluted earnings per share:
Total diluted earnings per share(2)	$1.76	$3.35	$1.28	$1.78	$3.99
Diluted funds from operations per share:
Total diluted funds from operations per share	$3.28	$3.10	$3.09	$2.88	$2.78
Dividends per share	$2.680	$2.640	$2.600	$2.560	$2.520
Other Information
Weighted average number of shares outstanding—basic	13,722	13,625	13,464	13,293	12,927
Weighted average number of shares and share equivalents outstanding—diluted	13,722	13,625	13,468	13,301	12,934

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the accounts of our consolidated investments.

(2)

Net income and earnings per share during 2018 includes (i) $4.5 million of hurricane recovery proceeds in excess of damaged property write-downs; (ii) $1.2 million of hurricane-related business interruption insurance recovery proceeds (approximately $500,000 of which related to 2017), and; (iii) $1.7 million of revenue related to a lease termination agreement.   Net income and earnings per share during 2017 includes: (i) $2.0 million of hurricane recovery proceeds received in excess of damaged property write-downs, and; (ii) a $27.2 million net gain (net of related transaction costs) recorded in connection with the Arlington transaction, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”. Net income and earnings per share during 2016 includes $528,000 of transactions costs related to various transactions during 2016.  Net income and earnings per share during 2015 includes: (i) an $8.7 million gain recorded in connection with a property exchange transaction, and; (ii) $243,000 of transaction costs related to various transactions during 2015. Net income and earnings per share during 2014 includes: (i) a $25.4 million gain recorded in connection with our purchase of third-party minority ownership interests in eight LLCs (January and August, 2014) in which we formerly held non-controlling majority ownership interests (we own 100% of each of these entities since the effective dates); (ii) a $13.0 million gain on the divestiture of real property (the Bridgeway), and; (iii) $427,000 of transaction costs related to the 2014 acquisition and divestiture activity previously mentioned.

(3)

In March, 2017, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”, Arlington Medical Properties, LLC a formerly jointly-owned LLC in which we held an 85% noncontrolling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building which generated $57.3 million of net cash proceeds to us. Investments in LLCs at December 31, 2014 reflect the consolidation of various LLCs, as mentioned in note 2 above. Investments in LLCs at December 31, 2015 and 2016 includes a member loan issued to St. Mary’s Professional Office Building, amounting to $22.7 million and $21.6 million, respectively, which was repaid to us in 2017 when the real estate assets were sold.
(4)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $27.3 million as of December 31, 2018, $27.8 million as of December 31, 2017, $28.4 million as of December 31, 2016, $28.9 million as of December 31, 2015 and $52.7 million as of December 31, 2014 (See Note 8 to the consolidated financial statements).

(5)

Our funds from operations (“FFO”) during 2017, 2016, 2015 and 2014 are net of reductions for transaction costs of $107,000, $528,000, $243,000 $427,000 and $203,000, respectively. There were no transaction costs during 2018 that impacted FFO.  On January 1, 2017, we adopted ASU 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business”, which permits the capitalization of acquisition costs to the underlying assets since acquisitions are now generally considered asset acquisitions versus business combinations.

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

A reconciliation of our reported net income to FFO for each of the last five years is shown below:

	(000s)
	2018	2017	2016	2015	2014
Net income	$24,196	$45,619	$17,215	$23,691	$51,551
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	24,337	24,598	22,493	21,710	20,548
Unconsolidated affiliates	1,036	1,240	1,851	1,690	2,290
Less gains:
Gain on property exchange	—	—	—	(8,742)	—
Gains on fair value recognition resulting from the purchase of minority interests in majority-owned LLCs, net	—	—	—	—	(25,409)
Gain on divestiture of real property	—	—	—	—	(13,043)
Gain on Arlington transaction	—	(27,196)	—	—	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	(2,033)	—	—	—
Funds From Operations	$45,034	$42,228	$41,559	$38,349	$35,937
Weighted average number of shares and equivalents outstanding - Diluted	13,722	13,625	13,468	13,301	12,934
Funds From Operations per diluted share	$3.28	$3.10	$3.09	$2.88	$2.78

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, surgery centers, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2019, we have sixty-nine real estate investments or commitments in twenty states consisting of:

•	six hospital facilities including three acute care, one rehabilitation and two sub-acute;
•	four free-standing emergency departments (“FEDs”);
•	fifty-five medical/office buildings (“MOBs”), including four owned by unconsolidated LLCs/LPs, and;
•	four preschool and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 30%, 32% and 33% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 30% of our consolidated revenues during the year ended December 31, 2018, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) the issuance of a proposed rule by the Department of Labor, Treasury, and Health and Human Services that would be incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business;

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Purchase Accounting for Acquisition of Investments in Real Estate:  Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, we account for our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

Results of Operations

Year ended December 31, 2018 as compared to the year ended December 31, 2017:

For the year ended December 31, 2018, net income was $24.2 million as compared to $45.6 million during 2017.  The $21.4 million decrease was primarily attributable to:

•

a $27.2 million decrease due to the grain recorded during the first quarter of 2017 in connection with our purchase of the minority interest in, and subsequent divestiture of, the St. Mary’s Professional Office Building (“Arlington transaction”);

•	a $2.5 million increase resulting from the increase in hurricane insurance recoveries in excess of property damage write-downs recorded during 2018 as compared to 2017;
•	a $1.7 million increase in connection with a lease termination agreement entered into during 2018;
•	a $1.2 million increase resulting from hurricane-related business interruption insurance recovery proceeds recorded during 2018 (approximately $500,000 of which related to 2017);
•	a $645,000 decrease in equity in income of LLCs, due primarily to the March, 2017 divestiture of St. Mary’s Professional Office Building;
•	a decrease of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred during 2018 at one of our medical office buildings, and;
•	other combined net increases of approximately $1.4 million due to the increased net income generated at various properties, including the properties acquired during 2018 and 2017.

Total revenues increased $3.9 million, or 5.3%, during 2018 as compared to 2017 due primarily to the revenues generated at MOBs acquired during 2018 and 2017, as well as net increases at various other properties.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $18.6 million and $17.4 million for the years ended December 31, 2018 and 2017, respectively.  The increase in operating expenses during 2018 as compared to 2017 is partially due to: (i) the newly constructed medical office building which opened in April, 2017, and; (ii) approximately $400,000 of non-recurring repairs and remediation expenses incurred at one of our medical office buildings.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses of included in base rental amounts.  Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our condensed consolidated statements of income.

During 2018, we had a total of 34 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 17% of the aggregate rentable square feet of these properties (14% related to renewed leases and 3% related to new leases). During 2017, we had a total of 38 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 10% of the aggregate rentable square feet of these properties (7% related to renewed leases and 3% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $10 per square foot during each of 2018 and 2017. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 4% of base rental revenue over the term of the leases during 2018 and 2% of base rental revenue over the term of the leases during 2017. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.5% of the future aggregate base rental revenue over the lease terms during 2018 and approximately 2% of the future aggregate base rental revenue over the lease terms during 2017. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 3% during each of 2018 and 2017.

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

Below is a reconciliation of our reported net income to FFO for 2018 and 2017 (in thousands):

	2018	2017
Net income	$24,196	$45,619
Depreciation and amortization expense on consolidated investments	24,337	24,598
Depreciation and amortization expense on unconsolidated affiliates	1,036	1,240
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	(2,033)
Gain on Arlington transaction	—	(27,196)
Funds From Operations	$45,034	$42,228

Weighted average number of shares outstanding - Diluted	13,722	13,625
Funds From Operations per diluted share	$3.28	$3.10

Our FFO increased $2.8 million, or $.18 per diluted share, during 2018 as compared to 2017 due primarily to: (i) an increase of approximately $1.7 million, or $.12 per diluted share, resulting from a lease termination agreement entered into during 2018 on a single-tenant medical office building located in Texas (this agreement terminated a lease that was scheduled to expire in July, 2020); (ii) an increase of approximately $500,000, or $.04 per diluted share, resulting from business interruption insurance recovery proceeds recorded during 2018 that related to the period of August through December of 2018; (iii) a decrease of approximately $400,000, or $.03 per diluted share, consisting of non-recurring repairs and remediation expenses incurred during 2018 at one of our medical office buildings, and; (iv) other combined net increase of approximately $1.0 million due to the increased net income generated at various properties, including the properties acquired during 2018 and 2017.

Impact of Hurricane Harvey

In late August, 2017, five of our medical office buildings located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. During the second quarter of 2018, reconstruction on all of the occupied space in these properties had been completed and operations were resumed.

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

Included in our financial results for the year ended December 31, 2018 are hurricane insurance recoveries of approximately $4.5 million consisting of recovery proceeds in excess of the damaged property write-downs.  Additionally, during 2018, we recorded approximately $1.2 million of hurricane business interruption insurance recoveries in connection with the damage sustained from Hurricane Harvey.  Included in this amount, which covered the period of late August, 2017 through the second quarter of 2018 (after satisfaction of the applicable deductibles), was approximately $500,000 related to 2017.

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

Year ended December 31, 2017 as compared to the year ended December 31, 2016:

For the year ended December 31, 2017, net income was $45.6 million as compared to $17.2 million during 2016.  The $28.4 million increase was primarily attributable to:

•	a $27.2 million increase due to the gain recorded during the first quarter of 2017 in connection with the Arlington transaction, as discussed herein;
•	a $2.0 million increase resulting from the hurricane recovery proceeds in excess of damaged property write-downs recorded during 2017;
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

Total revenues increased $5.3 million, or 7.9%, during the year ended December 31, 2017, as compared to 2016, due primarily to the revenues generated at MOBs acquired during 2017 and 2016, as well as net increases at various other properties.

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

Below is a reconciliation of our reported net income to FFO for 2017 and 2016 (in thousands):

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

Our FFO increased to $42.2 million, or $3.10 per diluted share during 2017, as compared to $41.6 million, or $3.09 per diluted share, during 2016. The net increase in FFO during 2017, as compared to 2016, was primarily attributable to: (i) a net increase in the income (before depreciation and amortization expense) generated at our properties, including the properties acquired at various times during 2016 and 2017; (ii) a decrease in transaction cost expense, as mentioned above, offset by; (iii) an unfavorable impact of approximately $510,000 resulting from the temporary closure of the properties impacted by Hurricane Harvey, as discussed above.

Hospital Leases

Included in our portfolio are six hospital facilities that comprised approximately 25%, 26% and 28% of our consolidated revenues in 2018, 2017 and 2016, respectively.  The combined revenues generated from the leases on the three UHS hospital facilities, which have existing lease terms that are scheduled to expire in 2021 (2 hospitals) or 2026 (1 hospital), accounted for approximately 21%, 22% and 24% of our consolidated revenues in 2018, 2017 and 2016, respectively.

The tenants in two of the remaining three hospital facilities have provided notice to us that they do not intend to renew the leases upon the scheduled expiration of the respective facilities. The leases on these two hospital facilities, which are Encompass Health Deaconess Rehabilitation Hospital located in Evansville, Indiana, and Vibra Hospital of Corpus Christi located in Corpus Christi, Texas, are scheduled to expire on May 31, 2019 and June 1, 2019, respectively. The combined revenues generated from the leases on these two hospital facilities comprised approximately 2% of our consolidated revenues during each of 2018, 2017 and 2016. Although we can provide no assurance that an agreement will be finalized, we are currently in discussions with the tenant of Encompass Health Deaconess Rehabilitation Hospital to potentially enter into a short-term lease, at a substantially increased lease rate as compared to the existing lease, that would likely be scheduled to expire during the fourth quarter of 2019. The tenant currently occupying Vibra Hospital of Corpus Christi is expected to vacate the property by the end of the current lease term on June 1, 2019. Although we are in the process of marketing each property for lease to new tenants, should these properties remain vacant for an extended period of time, or should we experience decreased lease rates on future leases, as compared to existing lease rate, or incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

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

Liquidity and Capital Resources

Year ended December 31, 2018 as compared to December 31, 2017:

Net cash provided by operating activities

Net cash provided by operating activities was $42.9 million during 2018 as compared to $46.0 million during 2017.  The $3.1 million decrease was attributable to:

•

a favorable change of approximately $3.1 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gain on Arlington transaction);

•

an unfavorable change of $3.8 million in tenant reserves, deposits and deferred and prepaid rents, consisting primarily of $4.6 million received in 2017 from a tenant as reimbursement for their share of the cost of certain tenant improvements;

•	a favorable change of $384,000 in rent receivable;
•	an unfavorable change of $614,000 in leasing costs paid;
•	an unfavorable change of $1.3 million in accrued expenses and other liabilities due to timing of disbursements, and;
•	other combined net unfavorable changes of approximately $900,000

Net cash (used in)/provided by investing activities

Net cash used in investing activities was $8.0 million during 2018 as compared to $39.5 million of net cash provided by investing activities during 2017.

2018:

During 2018, $8.0 million of net cash was used in investing activities as follows:

•	spent $820,000 to fund equity investments in various unconsolidated LLCs;
•	spent approximately $8.3 million in additions to real estate investments, consisting primarily of hurricane related repairs at certain MOBs and tenant improvements at various MOBs;
•

spent approximately $4.1 million to acquire the Beaumont Medical Sleep Center Building, as discussed in Note 3 to the consolidated financial statements – Acquisitions, Dispositions and Property Exchange Transaction;

•	spent $192,000 for hurricane related remediation expenses;
•

received $834,000 of cash distributions in excess of income received from our unconsolidated LLCs ($2.6 million of cash distributions received less $1.8 million of equity in income of unconsolidated LLCs), and;

•	received approximately $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs.

2017:

During 2017, $39.5 million of net cash was provided by investing activities as follows:

•	spent $532,000 to fund equity investments in various unconsolidated LLCs;
•

spent approximately $15.3 million in additions to real estate investments, including construction costs for the Henderson Medical Plaza MOB (this property opened in April, 2017), as well as tenant improvements at various MOBs;

•	received $7.0 million of aggregate hurricane related insurance recoveries;
•	spent approximately $1.4 million to fund hurricane related remediation payments;
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

Net cash used in financing activities

Net cash used in financing activities was $33.3 million during 2018, as compared to $86.0 million during 2017.

2018:

The $33.3 million of cash used in financing activities during 2018 consisted of:

•	received $15.4 million of additional net borrowings on our revolving line of credit;
•

received $13.0 million of proceeds related to a new mortgage note payable refinancing that are non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility);

•	received $229,000 of net cash from the issuance of shares of beneficial interest;
•	paid $36.8 million of dividends;
•	repaid $23.4 million on mortgage notes payable that are non-recourse to us (one of which was subsequently refinanced with a new $13.0 million mortgage, as mentioned above), and;
•	paid $1.7 million of financing costs related to the revolving credit agreement and a new mortgage note payable that is non-recourse to us.

2017:

The $86.0 million of cash used in financing activities during 2017 consisted of:

•	received $22.6 million of proceeds from two new mortgage notes payable that are non-recourse to us;
•

received $9.4 million of net cash from the issuance of shares of beneficial interest, including $9.1 million of net cash received in connection with our at-the-market equity issuance program, as discussed below;

•	paid $36.1 million of dividends;
•	repaid $20.5 million of net borrowings on our revolving credit agreement;
•

repaid $61.0 million on mortgage notes payable that are non-recourse to us, including the repayment of an aggregate of $58.5 million of previously outstanding mortgage notes payable on six properties that were funded utilizing borrowings under our revolving credit agreement (two of which were subsequently refinanced with new mortgages aggregating to $22.6 million), and;

•	paid $446,000 of financing costs related to the revolving credit agreement and new mortgage notes payable that are non-recourse to us.

Pursuant to the terms of our previously outstanding at-the-market equity issuance program, during the twelve months ended December 31, 2017, there were 127,499 shares issued at an average price of $74.71 per share which generated approximately $9.1 million of net cash proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).

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

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was $39.5 million during 2017 as compared to $74.8 million of net cash used in investing activities during 2016. The factors contributing to the $39.5 million of net cash provided by investing activities during 2017 are detailed above.

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

Net cash (used in)/provided by financing activities

Net cash used in financing activities was $86.0 million during 2017, as compared to $34.1 million of net cash provided by financing activities during 2016. The factors contributing to the $86.0 million of net cash used in financing activities during 2017 are detailed above.

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

During 2016, pursuant to the terms of our previously outstanding at-the-market equity issuance program, there were 249,016 shares issued at an average price of $55.30 per share (all of which were issued during the second quarter), which generated approximately $13.2 million of net cash proceeds (net of approximately $558,000, consisting of compensation of $344,000 to Merrill Lynch, as well as $214,000 of other various fees and expenses).

Additional cash flow and dividends paid information for 2018, 2017 and 2016:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $42.9 million during 2018, $46.0 million during 2017 and $40.7 million during 2016. As also indicated on our statements of cash flows, noncash and other items such as depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gain on transaction (as applicable), are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $834,000 during 2018, $1.2 million during 2017 and $1.4 million during 2016, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $43.8 million during 2018, $47.2 million during 2017 and $42.1 million during 2016, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $36.8 million during 2018, $36.1 million during 2017 and $35.1 million during 2016. During 2018, the $43.8 million of cash generated from the operating activities of our properties was $7.0 million greater than the $36.8 million of dividends paid.  During 2017, the $47.2 million of cash generated related to the operating activities of our properties was approximately $11.1 million greater than that $36.1 million of dividends paid. During 2016, the $42.1 million of cash generated related to the operating activities of our properties was approximately $7.0 million greater than the $35.1 million of dividends paid.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $103.6 million of available borrowing capacity, net of outstanding borrowings as of December 31, 2018);   (ii)  borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $300 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2018, the applicable margin over the LIBOR rate was 1.2%, the margin over the Base Rate was 0.2%, and the facility fee was 0.20%.

At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $196.4 million at December 31, 2018. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2018, 2017 and 2016 was $191.4 million, $182.4 million and $164.2 million, respectively, with corresponding effective interest rates of 3.5%, 2.8% and 2.3%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2018 and 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2018 and 2017, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$181,203	$136,170	$190,002
Total leverage	< 60%	41.3%	< 60%	41.2%
Secured leverage	< 30%	9.8%	< 30%	11.7%
Unencumbered leverage	< 60%	37.6%	< 60%	37.7%
Fixed charge coverage	> 1.50x	4.3x	> 1.50x	3.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2018 and 2017 (amounts in thousands):

	As of 12/31/2018			As of 12/31/2017
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	4.63%	February, 2018	$-	$4,130
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	4.63%	April, 2018	-	9,764
Vibra Hospital-Corpus Christi fixed rate mortgage loan (d.)	6.50%	July, 2019	2,519	2,624
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,861	6,059
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,928	6,126
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,806	4,946
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,871	7,007
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,198	13,199
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	4,020	4,519
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	9,194	9,400
Rosenberg Children's Medical Plaza fixed rate mortgage loan (e.)	4.42%	September, 2033	12,948	7,968
Total, excluding net debt premium and net financing fees			65,345	75,742
Less net financing fees			(711)	(680)
Plus net debt premium			247	297
Total mortgage notes payable, non-recourse to us, net			$64,881	$75,359

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

(c.)	On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.
(d.)	Notice has been provided to the lender to prepay the loan on April 2, 2019 without penalty. We will repay the balance utilizing borrowings under our Credit Agreement.
(e.)

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.   In August, 2018, we refinanced this property with a $13.0 million fixed rate mortgage, with a maturity date of September, 2033.

The mortgages reflected above are non-recourse to us and are secured by the real property of the buildings as well as property leases and rents. We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The nine mortgages outstanding as of December 31, 2018 had a combined carrying-value of approximately $65.3 million and a combined fair value of approximately $64.9 million. At December 31, 2017, we had eleven mortgages outstanding that had a combined carrying-value of $75.7 million and a combined fair value of approximately $76.3 million.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2018 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed (a) (b)	$65,345	$4,199	$3,994	$24,089	$33,063
Long-term debt-variable (c)	196,400	—	—	196,400	—
Estimated future interest payments on debt outstanding as of December 31, 2018 (d)	41,602	10,010	19,572	5,713	6,307
Operating leases (e)	27,952	474	948	948	25,582
Equity and debt financing commitments (f)	362	362	—	—	—
Total contractual obligations	$331,661	$15,045	$24,514	$227,150	$64,952

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with an aggregate fair value of approximately $64.9 million as of December 31, 2018. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $27.3 million of combined third-party debt outstanding as of December 31, 2018, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $196.4 million of borrowings outstanding as of December 31, 2018 under the terms of our $300 million Credit Agreement which matures on March 28, 2022. The amount outstanding approximates fair value as of December 31, 2018.

(d)

Assumes that all debt outstanding as of December 31, 2018, including borrowings under the Credit Agreement, and the nine loans, which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2018. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2018, as discussed in Note 4-Leases to the Consolidated Financial Statements, in connection with ground leases at fourteen of our consolidated properties.

(f)	Consists of equity investment and debt financing commitments remaining in connection with our investment at FTX MOB Phase II.

Off Balance Sheet Arrangements

As of December 31, 2018, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risks Associated with Financial Instruments

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, and expires in March, 2019. From inception through December 31, 2018, we received or accrued approximately $145,000 in payments due to us by the counterparties (all recorded during 2018) which were reflected as reductions to our interest expense.

During the third quarter of 2016, we entered into an interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.  From inception through December 31, 2018, we received or accrued approximately $145,000 in payments due to us by the counterparties (all recorded during 2018) which were reflected as reductions to our interest expense.

On or before the expiration date of the $60 million interest rate caps we plan to replace the caps with interest rate swaps or interest rate caps on a notional amount of at least $60 million.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2018, the fair value and carrying-value of our debt is approximately $261.3 million and $261.7 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $400,000.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 2018. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$4,199	$1,913	$2,081	$12,197	$11,892	$33,063	$65,345
Average interest rates	4.4%	4.3%	4.3%	4.4%	4.4%	4.3%	4.4%
Variable rate:
Debt(b)	$—	$—	$—	$196,400	$—	$—	$196,400
Average interest rates	3.7%	3.7%	3.7%	3.7%	—	—	3.7%
Interest rate caps:
Notional amount	$60,000	$—	$—	$—	$—	$—	$60,000
Interest rates	1.5%	—	—	—	—	—	1.5%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $196.4 million of outstanding borrowings under the terms of our $300 million revolving credit agreement.

As calculated based upon our variable rate debt outstanding as of December 31, 2018 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate caps, each 1% change in interest rates would impact our net income by approximately $1.4 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2019

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

10.1

Amended and Restated Advisory Agreement dated December 24, 1986, effective January 1, 2019 and, to renew Advisory Agreement dated as of December 24, 1986 between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

10.2

Contract of Acquisition, dated as of August 1986, between the Trust and certain subsidiaries of Universal Health Services, Inc., previously filed as Exhibit 10.2 to Amendment No. 3 of the Registration Statement on Form S-11 and S-2 of Universal Health Services, Inc. and the Trust (File No. 33-7872), is incorporated herein by reference. (P)

10.3

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

10.5

Lease, dated December 22, 1993, between the Trust and THC-Chicago, Inc., as lessee, previously filed as Exhibit 10.14 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference. (P)

10.6

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

10.7

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

10.8	Dividend Reinvestment and Share Purchase Plan included in the Trust’s Registration Statement on Form S-3 (Registration No. 333-81763) filed on June 28, 1999, is incorporated herein by reference.

No.	Description
10.9

Asset Exchange and Substitution Agreement, dated as of April 24, 2006, by and among the Trust and Universal Health Services, Inc. and certain of its subsidiaries, previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.10

Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and the Trust, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 25, 2006, is incorporated herein by reference.

10.11*

Amendment and Restatement of the Universal Health Realty Income Trust 2007 Restricted Stock Plan, previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-211903), is incorporated herein by reference.

10.12*	Form of Restricted Stock Agreement, previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated April 27, 2007, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	INS XBRL Instance Document, filed herewith.

101	SCH XBRL Taxonomy Extension Schema Document, filed herewith.

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101	DEF XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101	LAB XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

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

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2019

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 27, 2019

/S/ MICHAEL ALLAN DOMB Michael Allan Domb	Trustee	February 27, 2019

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 27, 2019

/S/ Marc D. Miller Marc D. Miller	Trustee	February 27, 2019

/S/ James P. Morey James P. Morey	Trustee	February 27, 2019

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Philadelphia, Pennsylvania
February 27, 2019

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2018	2017
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$557,650	$546,634
Accumulated depreciation	(173,316)	(153,379)
	384,334	393,255
Land	53,396	53,142
Net Real Estate Investments	437,730	446,397
Investments in limited liability companies ("LLCs")	5,019	4,671
Other Assets:
Cash and cash equivalents	5,036	3,387
Base and bonus rent and other receivables from UHS	2,739	2,680
Rent receivable - other	7,469	6,422
Intangible assets (net of accumulated amortization of $27.6 million and $28.7 million, respectively)	17,407	20,559
Deferred charges and other assets, net	8,356	5,892
Total Assets	$483,756	$490,008
Liabilities:
Line of credit borrowings	$196,400	$181,050
Mortgage notes payable, non-recourse to us, net	64,881	75,359
Accrued interest	450	540
Accrued expenses and other liabilities	11,765	12,188
Tenant reserves, deposits and deferred and prepaid rents	11,650	10,310
Total Liabilities	285,146	279,447
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2018 - 13,746,803; 2017 - 13,735,369	137	137
Capital in excess of par value	266,031	265,335
Cumulative net income	642,316	618,120
Cumulative dividends	(710,006)	(673,175)
Accumulated other comprehensive income	132	144
Total Equity	198,610	210,561
Total Liabilities and Equity	$483,756	$490,008

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues:
Base rental - UHS facilities	$16,738	$16,888	$16,299
Base rental - Non-related parties	41,267	40,335	37,060
Bonus rental - UHS facilities	4,988	4,917	4,723
Tenant reimbursements and other - Non-related parties	11,944	9,198	8,113
Tenant reimbursements and other - UHS facilities	1,273	1,010	886
	76,210	72,348	67,081
Expenses:
Depreciation and amortization	24,976	25,116	22,956
Advisory fees to UHS	3,806	3,577	3,263
Other operating expenses	20,723	19,511	18,220
Transaction costs	—	107	528
Hurricane related expenses	—	4,967	—
Hurricane insurance recoveries	—	(4,967)	—
	49,505	48,311	44,967
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	26,705	24,037	22,114
Equity in income of unconsolidated LLCs	1,771	2,416	4,456
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	2,033	—
Hurricane business interruption insurance recovery proceeds	1,162	—	—
Gain on Arlington transaction	—	27,196	—
Interest expense, net	(9,977)	(10,063)	(9,355)
Net income	$24,196	$45,619	$17,215
Basic earnings per share	$1.76	$3.35	$1.28
Diluted earnings per share	$1.76	$3.35	$1.28
Weighted average number of shares outstanding - Basic	13,722	13,625	13,464
Weighted average number of share equivalents	—	—	4
Weighted average number of shares and equivalents outstanding - Diluted	13,722	13,625	13,468

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Net Income	$24,196	$45,619	$17,215
Other comprehensive (loss)/income:
Unrealized derivative (loss)/gains on interest rate caps	(12)	39	199
Total other comprehensive(loss)/income:	(12)	39	199
Total comprehensive income	$24,184	$45,658	$17,414

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2016	13,327	$133	$241,700	$555,286	$(601,983)	$(94)	$195,042
Shares of Beneficial Interest:
Issued	272	3	13,505	—	—	—	13,508
Partial settlement of dividend equivalent rights	—	—	(30)	—	—	—	(30)
Restricted stock-based compensation expense	—	—	481	—	—	—	481
Dividends ($2.60/share)	—	—	—	—	(35,138)	—	(35,138)
Comprehensive income:
Net income	—	—	—	17,215	—	—	17,215
Unrealized gain on interest rate cap	—	—	—	—	—	199	199
Subtotal - comprehensive income				17,215		199	17,414
January 1, 2017	13,599	136	255,656	572,501	(637,121)	105	191,277
Shares of Beneficial Interest:
Issued	136	1	9,141	—	—	—	9,142
Restricted stock-based compensation expense	—	—	538	—	—	—	538
Dividends ($2.64/share)	—	—	-	—	(36,054)	—	(36,054)
Comprehensive income:							-
Net income	—	—	—	45,619	-	—	45,619
Unrealized gain on interest rate cap	—	—	—	-	—	39	39
Subtotal - comprehensive income				45,619		39	45,658

January 1, 2018	13,735	137	265,335	618,120	(673,175)	144	210,561
Shares of Beneficial Interest:
Issued	12	—	125	—	—	—	125
Restricted stock-based compensation expense	—	—	571	—	—	—	571
Dividends ($2.68/share)	—	—	—	—	(36,831)	—	(36,831)
Comprehensive income:
Net income	—	—	—	24,196	—	—	24,196
Unrealized gain on interest rate cap	—	—	—	—	—	(12)	(12)
Subtotal - comprehensive income				24,196		(12)	24,184
December 31, 2018	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$24,196	$45,619	$17,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,763	25,091	23,008
Amortization of debt premium	(50)	(139)	(225)
Stock-based compensation expense	571	538	481
Hurricane related expenses	—	4,967	—
Hurricane insurance recoveries	—	(4,967)	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	(2,033)	—
Gain on Arlington transaction	—	(27,196)	—
Changes in assets and liabilities:
Rent receivable	(1,106)	(1,490)	(1,204)
Accrued expenses and other liabilities	(823)	441	3
Tenant reserves, deposits and deferred and prepaid rents	1,219	4,989	1,377
Accrued interest	(90)	(86)	122
Leasing costs paid	(1,383)	(769)	(627)
Other, net	166	1,040	583
Net cash provided by operating activities	42,928	46,005	40,733
Cash flows from investing activities:
Investments in LLCs	(820)	(532)	(5,454)
Repayments of advances made to LLCs	—	216	851
Cash distributions in excess of income from LLCs	834	1,187	1,362
Additions to real estate investments, net	(8,263)	(15,313)	(11,204)
Cash proceeds received from divestiture of property, net	—	65,220	—
Hurricane insurance recoveries for damaged real estate property	—	4,967	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	4,535	2,033	—
Hurricane remediation payments	(192)	(1,387)	—
Net cash paid for acquisition of properties	(4,053)	(9,040)	(60,389)
Cash paid to acquire minority interests in majority-owned LLCs	—	(7,890)	—
Net cash (used in)/provided by investing activities	(7,959)	39,461	(74,834)
Cash flows from financing activities:
Net borrowings on line of credit	15,350	—	59,350
Net repayments on line of credit	—	(20,450)	—
Proceeds from mortgage notes payable	13,000	22,600	—
Repayments of mortgage notes payable	(23,397)	(61,021)	(3,230)
Financing costs paid	(1,671)	(446)	(307)
Dividends paid	(36,831)	(36,054)	(35,138)
Partial settlement of dividends equivalent rights	—	—	(30)
Issuance of shares of beneficial interest, net	229	9,362	13,492
Net cash (used in)/provided by financing activities	(33,320)	(86,009)	34,137
Increase/(decrease) in cash and cash equivalents	1,649	(543)	36
Cash and cash equivalents, beginning of period	3,387	3,930	3,894
Cash and cash equivalents, end of period	$5,036	$3,387	$3,930
Supplemental disclosures of cash flow information:
Interest paid	$9,469	$9,692	$8,895
Supplemental disclosures of non-cash transactions:
Acquisitions:
Financing assumed in acquisition	$—	$—	$7,499

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of February 27, 2019, we have sixty-nine real estate investments located in twenty states consisting of:

•	six hospital facilities consisting of three acute care, one rehabilitation and two sub-acute;
•	four free-standing emergency departments (“FEDs”);
•	fifty-five medical/office buildings (“MOBs”), including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

Our future results of operations could be unfavorably impacted by government regulations and deterioration in general economic conditions which could result in increases in the number of people unemployed and/or uninsured. Should that occur, it may result in decreased occupancy rates at our medical office buildings as well as a reduction in the revenues earned by the operators of our hospital facilities which would unfavorably impact our future bonus rentals (on the three Universal Health Services, Inc. hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.  Management is unable to predict the effect, if any, that these factors may have on the operating results of our lessees or on their ability to meet their obligations under the terms of their leases with us. Management’s estimate of future cash flows from our leased properties could be materially affected in the near term, if certain of the leases are not renewed or renewed with less favorable terms at the end of their lease terms.

 Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, we account for our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of in-place leases, above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to expense over the remaining terms of the existing leases.

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

At December 31, 2018, our net intangible assets total $17.4 million (net of $27.6 million accumulated amortization) and primarily consist of the value of in-place leases.  At December 31, 2018, our net intangible value of in-place leases total $15.6 million (net of $27.1 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 4.6 years at December 31, 2018) and are expected to result in estimated aggregate amortization expense of, $3.1 million, $2.9 million $2.5 million, $1.8 million and $1.4 million for 2019, 2020, 2021, 2022 and 2023, respectively. Amortization expense on intangible values of in place leases was $3.8 million for the year ended December 31, 2018, $4.9 million for the year ended December 31, 2017 and $5.1 million for the year ended December 31, 2016.  The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2018, our net intangible value of above-market leases total $1.6 million (net of $386,000 of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 8.6 years at December 31, 2018) and are expected to result in estimated aggregate amortization offset to rental revenue of $186,000 for each of 2019, 2020 and 2021 and $181,000 and $178,000 in 2022 and 2023, respectively. Amortization offset to rental revenue on intangible values of above-market leases was $176,000, $173,000 and $95,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $20.5 million for the year ended December 31, 2018, $19.7 million for the year ended December 31, 2017 and $17.4 million for the year ended December 31, 2016.

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

Investments in Limited Liability Companies (“LLCs”)

In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the Condensed Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities. Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

At December 31, 2018, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2018, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $593 million and $384 million, respectively, at December 31, 2018.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $584 million and $384 million, respectively, at December 31, 2017.

Stock-Based Compensation

We expense the grant-date fair value of restricted stock awards over the vesting period. We recognize the grant-date fair value of equity-based compensation and account for these transactions using the fair-value based method.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 9% during 2018, 10% during 2017 and 11% during 2016, of our consolidated revenues.

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU 2016-02 supersedes existing leasing standards.

For lessors, the accounting under ASU 2016-02 will remain largely unchanged from current GAAP; however ASU 2016-02 requires that lessors expense certain initial direct costs, which are capitalizable under existing leasing standards, as incurred. Under the new standard, only the incremental costs of signing a lease will be capitalizable, which is consistent with our current practice.

ASU 2016-02 also specifies that payments for certain lease-related services, which are often included in lease agreements, represent "non-lease" components that will become subject to the guidance in ASC 606, when ASU 2016-02 becomes effective. However, on July 30, 2018 the FASB issued targeted amendments via ASU 2018-11, one of which provides lessors an optional election to not separate "non-lease" components from the related lease components when certain criteria are met and instead account for those components as a single component. We have concluded that we met the criteria to account for lease and non-lease components as a single lease component.

ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with an initial term of greater than 12 months regardless of classification. ASU 2016-02 will impact the accounting and disclosure requirements for ground leases where we are the lessee. As discussed further in footnote 4, at December 31, 2018 we have fourteen ground leases that will require us to measure and record a ROU asset and lease liability on January 1, 2019. We are finalizing our discount rate analysis which is a key driver in the measurement of the ROU asset and lease liability.

A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized.

ASU 2016-02 and any subsequent amendments will be effective for us on January 1, 2019. The targeted amendments issued on July 30, 2018, also provide a transitional option that will permit lessors to use the effective date of ASU 2016-02 as the date of initial application, without restating comparative periods, and to recognize a cumulative effect adjustment as of the effective date. We expect to apply the practical expedients as well as the optional relief provided by the targeted amendments.

On January 1, 2018, we adopted ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted the standard on January 1, 2018, using the modified retrospective approach, which requires a cumulative-effect adjustment to equity as of the date of adoption.   ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment.  The adoption of this standard did not have a significant impact on our consolidated financial statements and no cumulative adjustment was recorded upon adoption, as a substantial portion of our revenue is generated through leasing arrangements, which is specifically excluded from ASU 2014-09.

Our revenues consist primarily of property operating revenues, which are comprised of minimum rent (base rentals) and bonus rentals and reimbursements from tenants for their pro-rata share of expenses such as common area maintenance costs, real estate taxes and utilities.  We apply FASB ASC Topic 606, “Revenue from Contracts with Customers” with respect to certain portions of tenant reimbursement and other property income, which totaled $11.5 million, $10.2 million and $9.0 million for the periods ended December 31, 2018, 2017 and 2016, respectively. The 2018 tenant reimbursement and other property income amounts also include a $1.7 million early lease termination fee recorded during the second quarter of 2018.  Tenant reimbursements for operating expenses are accrued as revenue and generally due monthly from tenants.  Since payments with respect to tenant reimbursement income are generally due monthly, no contract assets or liabilities have been recognized.  Revenue consisting of rental income from leasing arrangements are specifically excluded from FASB ASC Topic 606.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 24% of our consolidated revenue for the five years ended December 31, 2018 (approximately 21%, 22% and 24% for the years ended December 31, 2018, 2017 and 2016 respectively). In addition, we have seventeen MOBs, or free-standing emergency departments

(“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2018 (approximately 30%, 32% and 33% for the years ended December 31, 2018, 2017 and 2016, respectively).

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

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	UHS has one 5-year renewal option at existing lease rates (through 2031).
(b)	UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

In April, 2017, the recently constructed Henderson Medical Plaza MOB received its certificate of occupancy. Henderson Medical Plaza is located on the campus of the Henderson Hospital Medical Center, a newly constructed acute care hospital that is owned and operated by a subsidiary of UHS and was completed and opened during the fourth quarter of 2016.  A ground lease has been executed between the limited liability company that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, ten-year renewal options at the lessee’s option at an adjusting lease rate. We have invested net cash of approximately $12.8 million on the development and construction of this MOB as of December 31, 2018.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2018 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

Advisory Agreement:    UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, serves as Advisor to us under an advisory agreement dated December 24, 1986, and as amended and restated as of January 1, 2019 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. All transactions between us and UHS must be approved by the Trustees who are unaffiliated with UHS (the “Independent Trustees”). In performing its services under the Advisory Agreement, the Advisor may utilize independent professional services, including accounting, legal, tax and other services, for which the Advisor is reimbursed directly by us. The Advisory Agreement may be terminated for any reason upon sixty days written notice by us or the Advisor. The Advisory Agreement expires on December 31 of each year; however, it is renewable by us, subject to a determination by the Independent Trustees, that the Advisor’s performance has been satisfactory.

Pursuant to the terms of the original advisory agreement, which was in effect from inception through December 31, 2018, in addition to the advisory fee as discussed below, the Advisor was entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the agreement, exceeded 15% of our equity as shown on our consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. Cash available for distribution to shareholders was defined as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Since the incentive fee requirements were not achieved at any time from our inception through December 31, 2018, no incentive fees were paid during that time. Given that the incentive fee requirements have never been achieved, and were deemed unlikely to be achieved in the future, the amended and restated advisory agreement that became effective on January 1, 2019, among other things, eliminated the incentive fee provision.

Our advisory fee for 2018, 2017 and 2016 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, base and bonus rent receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $3.8 million during 2018, $3.6 million during 2017 and $3.3 million during 2016 and were based upon average invested real estate assets of $544 million, $511 million and $466 million during 2018, 2017 and 2016, respectively.

Share Ownership:    As of December 31, 2018 and 2017, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2018 (approximately 30%, 32% and 33% for the years ended December 31, 2018, 2017 and 2016, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) ACQUISITIONS, DISPOSITIONS AND PROPERTY EXCHANGE TRANSACTION

2018:

Acquisition:

During 2018, we acquired the Beaumont Medical Sleep Center Building located in Southfield, Michigan for a purchase price of approximately $4.1 million.  This building is 100% leased under the terms of a triple net lease with a remaining initial lease term of approximately 9.5 years at the time or purchase, with two, five year renewal options.

Disposition:

There were no dispositions during 2018.

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

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair values estimated at the acquisition dates. The intangible assets consist of the value of the in-place leases at the properties at the time of acquisition, and the intangible liabilities consist of the value of a below-market lease at the time of acquisition. The value of the in-place leases of each property will be amortized over the remaining term of the respective lease at the time of acquisition (aggregate weighted average of 7.4 years at December 31, 2018). The below market lease, which is reflected below as below market intangibles will be amortized over the remaining term of the respective lease.  The estimated aggregate allocation, including transaction costs, is as follows:

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

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair value estimated or finalized at acquisition as detailed in the table below. Previous reported estimated purchase price allocations that were finalized in the fourth quarter of 2016 did not have a material impact on our consolidated financial statements. The intangible assets include the value of in-place leases at the properties at the time of acquisition as well as the above market lease values. The value of the in-place leases will be amortized over the average remaining lease terms of approximately 6 to 12 years at the time of acquisition (aggregate weighted average of 6.6 years at December 31, 2018).  The above/below market leases, which are reflected below as intangible assets/below-market intangibles will be amortized over the remaining term of the respective leases. The estimated aggregate allocation is as follows:

Land	$9,914
Buildings and improvements	50,117
Intangible assets	9,211
Below-market lease intangibles	(1,287)
Deposit paid in 2015………………………………………...………………………………..	(150)
Debt (including fair value adjustment of $362)…...……..……………………………….…..	(7,499)
Financing fees paid on debt acquired……………...……..……………………………….…..	83

Net cash paid	$60,389

As of December 31, 2018, our net intangible assets total $17.4 million (net of $27.6 million accumulated amortization) and primarily consists of the amount related to acquired, in-place leases which have a weighted average remaining amortization period of 4.6 years.

Dispositions:

There were no dispositions during 2016.

(4) LEASES

As Lessor:

As lessor, all of our leases are classified as operating leases with initial terms typically ranging from 3 to 15 years with up to five additional, five-year renewal options. Under the terms of the leases, we earn fixed monthly base rents and pursuant to the leases with subsidiaries of UHS, we may earn periodic bonus rents. The bonus rents from the subsidiaries of UHS, which are based upon each facility’s net revenue in excess of base amounts, are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to the corresponding quarter in the base year.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

2019	$56,494
2020	50,291
2021	45,357
2022	30,089
2023	24,972
Thereafter	67,288
Total minimum base rents	$274,491

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

As Lessee:

As of December 31, 2018, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2018, 2017 and 2016 was approximately $474,000, $460,000 and $450,000, respectively.  Total future minimum payments under our ground lease commitments on a consolidated basis due in each of the next five years and thereafter are as follows (amounts in thousands):

2019	$474
2020	474
2021	474
2022	474
2023	474
Thereafter	25,582
Total ground lease expense	$27,952

(5) DEBT AND FINANCIAL INSTRUMENTS

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $300 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2018, the applicable margin over the LIBOR rate was 1.2%, the margin over the Base Rate was 0.2%, and the facility fee was 0.20%.

At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $196.4 million at December 31, 2018. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2018, 2017 and 2016 was $191.4 million, $182.4 million and $164.2 million, respectively, with corresponding effective interest rates of 3.5%, 2.8% and 2.3%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2018 and 2017. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2018 and 2017, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2018		December 31, 2017
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$181,203	$136,170	$190,002
Total leverage	< 60%	41.3%	< 60%	41.2%
Secured leverage	< 30%	9.8%	< 30%	11.7%
Unencumbered leverage	< 60%	37.6%	< 60%	37.7%
Fixed charge coverage	> 1.50x	4.3x	> 1.50x	3.8x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2018 and 2017  (amounts in thousands):

	As of 12/31/2018			As of 12/31/2017
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Sparks Medical Building/Vista Medical Terrace floating rate mortgage loan (b.)	4.63%	February, 2018	$-	$4,130
Centennial Hills Medical Office Building floating rate mortgage loan (c.)	4.63%	April, 2018	-	9,764
Vibra Hospital-Corpus Christi fixed rate mortgage loan (d.)	6.50%	July, 2019	2,519	2,624
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,861	6,059
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,928	6,126
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,806	4,946
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,871	7,007
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,198	13,199
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	4,020	4,519
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	9,194	9,400
Rosenberg Children's Medical Plaza fixed rate mortgage loan (e.)	4.42%	September, 2033	12,948	7,968
Total, excluding net debt premium and net financing fees			65,345	75,742
Less net financing fees			(711)	(680)
Plus net debt premium			247	297
Total mortgage notes payable, non-recourse to us, net			$64,881	$75,359

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)

On February 13, 2018, upon its maturity, a $4.1 million floating rate mortgage loan on the Sparks Medical Building/Vista Medical Terrace was fully repaid utilizing borrowings under our Credit Agreement.

(c.)	On April 5, 2018, upon its maturity, a $9.7 million floating rate mortgage loan on the Centennial Hills Medical Office Building was fully repaid utilizing borrowings under our Credit Agreement.
(d.)	Notice has been provided to the lender to prepay the loan on April 2, 2019 without penalty. We will repay the balance utilizing borrowings under our Credit Agreement.
(e.)

On May 2, 2018, upon its maturity, a $7.9 million fixed rate mortgage loan on the Rosenberg Children’s Medical Plaza was fully repaid utilizing borrowings under our Credit Agreement.  In August, 2018, we refinanced this property with a $13.0 million fixed rate mortgage, with a maturity date of September, 2033.

The mortgages reflected above are non-recourse to us and are secured by the real property of the buildings as well as property leases and rents.  We consider these mortgages to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

The nine mortgages outstanding as of December 31, 2018 had a combined carrying-value of approximately $65.3 million and a combined fair value of approximately $64.9 million. At December 31, 2017, we had eleven mortgages outstanding that had a combined carrying-value of $75.7 million and a combined fair value of approximately $76.3 million.

As of December 31, 2018, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2019	$4,199
2020	1,913
2021	2,081
2022 (a.)	208,597
2023	11,892
Later	33,063
Total	$261,745
(a.)	Includes repayment of $196.4 million of outstanding borrowings under the terms of our $300 million revolving credit agreement.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017, and expires in March, 2019. From inception through December 31, 2018, we received or accrued approximately $145,000 in payments due to us by the counterparties (all recorded during 2018) which were reflected as reductions to our interest expense.

During the third quarter of 2016, we entered into an interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expires in March, 2019.  From inception through December 31, 2018, we received or accrued approximately $145,000 in payments due to us by the counterparties (all recorded during 2018) which were reflected as reductions to our interest expense.

On or before the expiration date of the $60 million interest rate caps we plan to replace the caps with interest rate swaps or interest rate caps on a notional amount of at least $60 million.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2018: $2.68 per share of which $2.35 per share was ordinary income and $.33 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.30 per share).
•	2017: $2.64 per share of which $1.47 per share was ordinary income and $1.17 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.453 per share).
•	2016: $2.60 per share of which $2.00 per share was ordinary income and $.60 per share was a return of capital distribution.

 Equity Issuance Program:

We maintained an at-the-market equity issuance program (“ATM”) pursuant to the terms of which we could sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015. During the third quarter of 2017, we met our aggregate sales threshold of $23.3 million pursuant to this program and no shares were issued pursuant to the ATM in 2018.

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

(7) INCENTIVE PLANS

During 2007, upon the expiration of our 1997 Incentive Plan, as discussed below, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2016 (the “2007 Plan”). An aggregate of 125,000 shares were authorized for issuance under this plan and a total of 95,295 shares, net of cancellations, have been issued pursuant to the terms of this plan, 76,310 of which have vested as of December 31, 2018. At December 31, 2018 there are 29,705 shares remaining for issuance under the terms of the 2007 Plan.

During 2018, there were 10,580 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $61.77 per share ($653,526 in the aggregate). These restricted shares are scheduled to vest in June of 2020 (the second anniversary of the date of grant)

During 2017, there were 8,405 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $73.46 per share ($617,431 in the aggregate). These restricted shares are scheduled to vest in June of 2019 (the second anniversary of the date of grant).

During 2016, there were 8,755 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $56.34 per share ($493,257 in the aggregate). These restricted shares vested in June of 2018 (the second anniversary of the date of grant).

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $571,000, $538,000 and $481,000 during 2018, 2017 and 2016, respectively. The remaining expenses associated with these grants is approximately $592,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2018.

Prior to its expiration in 2007, the Universal Health Realty Income Trust 1997 Incentive Plan (the “1997 Plan”) provided for the granting of stock options and dividend equivalents rights (“DERs”) to employees of the Trust, including officers and trustees. Awards granted pursuant to the 1997 Plan prior to its termination date remained exercisable, in accordance with the terms of the outstanding agreements. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The options granted vested ratably at 25% per year beginning one year after the date of grant, and expired in ten years. DERs on outstanding awards were earned in amounts equal to the cash or stock dividends declared subsequent to the date of grant. As of December 31, 2017 or 2016, there were no options outstanding under the 1997 Plan. During 2018 and 2017, no expense was recorded in connection with the DERs. The net expense recorded in connection with the DERs did not have a material impact on our consolidated financial statements during the year ended December 31, 2016.

Prior to 2008, stock options to purchase shares of beneficial interest had been granted to eligible individuals, including our officers and Trustees. Information with respect to these options, before adjustment to the option price to give effect to the dividend equivalent rights, is summarized as follows:

Outstanding Options	Number of Shares	Exercise Weighted- Average Price	Grant Price Range (High-Low)
Balance, January 1, 2016	23,000	$36.53	$36.53/$36.53
Exercised	(23,000)	36.53	$36.53/$36.53
Balance, January 1, 2017	—	—	—
Exercised	—	—	—
Balance, January 1, 2018	—	—	—
Exercised	—	—	—
Outstanding options vested and exercisable as of December 31, 2018	—	—	—

There were no stock options outstanding or exercised during 2018 or 2017. During 2016, there were 23,000 stock options exercised with a total in-the-money value of $520,420.

(8) SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

In accordance with the accounting principles generally accepted in the United States of American (U.S. GAAP) and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the Consolidated Statements of Cash Flows, distributions and equity in net income are presented net as cash flows from operating activities.  Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows.

At December 31, 2018, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of December 31, 2018, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities and we do not have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the four LLCs or LPs in which we own a noncontrolling interest and were accounted for under the equity method as of December 31, 2018:

Name of LLC/LP	Ownership	Property Owned by LLC
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(d.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(e.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
(a.)	This LLC has a third-party term loan of $8.3 million, which is non-recourse to us, outstanding as of December 31, 2018.
(b.)

 This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $13.9 million, which is non-recourse to us, outstanding as of December 31, 2018.

(c.)

 We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of December 31, 2018. This LP has a third-party term loan of $5.1 million, which is non-recourse to us, outstanding as of December 31, 2018.

(d.)	At December 31, 2018, we are the lessee with a third party on a ground lease for land.
(e.)	At December 31, 2018, we are the lessee with a UHS-related party on a ground lease for land.

Below are the combined statements of income for the LLCs/LPs accounted for under the equity method at December 31, 2018, 2017 and 2016. The 2017 amounts include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.  The 2016 amounts include the financial results of Arlington Medical Properties, LLC for the full year.

	For the Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Revenues	$9,592	$10,673	$15,252
Operating expenses	3,557	3,883	5,439
Depreciation and amortization	1,772	1,988	2,554
Interest, net	1,311	1,570	2,565
Net income	$2,952	$3,232	$4,694
Our share of net income (a.)	$1,771	$2,416	$4,456

(a.)

Our share of net income during 2017 and 2016 includes approximately $284,000 and, $1.2 million , respectively, of interest income earned by us on an advance made to Arlington Medical Properties, LLC. This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017.

Below are the combined balance sheets for the four LLCs that were accounted for under the equity method as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(amounts in thousands)
Net property, including construction in progress	$31,818	$33,111
Other assets	3,251	3,560
Total assets	$35,069	$36,671

Other liabilities	$2,717	$3,067
Mortgage notes payable, non-recourse to us	27,256	27,839
Equity	5,096	5,765
Total liabilities and equity	$35,069	$36,671

Investments in LLCs before amounts included in accrued expenses and other liabilities	5,019	4,671
Amounts included in accrued expenses and other liabilities	(2,258)	(1,895)
Our share of equity in LLCs, net	$2,761	$2,776

As of December 31, 2018, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2019	$621
2020	5,419
2021	13,557
2022	216
2023	224
2024 and thereafter	7,219
Total	$27,256

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2018	12/31/2017	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,067	$5,202	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,929	14,191	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,260	8,446	December, 2024
	$27,256	$27,839

(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

During 2018, pursuant to the terms of a global settlement with our commercial property insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million.  The aggregate insurance proceeds recoveries, which are net of applicable deductibles, covered substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties as well as business interruption for the lost income related to each of these properties during the period they were non-operational.

  Included in our financial results for the year ended December 31, 2018 are approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June 30, 2018, approximately $500,000 of which relates to 2017.  These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the year ended December 31, 2018.  Additionally, the year ended December 31, 2018 includes approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the year ended December 31, 2018.  Included in our financial results for the year ended December 31, 2017 are hurricane related expenses of approximately $5.0 million consisting of $3.6 million related to property damage and $1.4 million related to remediation and demolition expenses. Also included in our financial results for the twelve-month period ended December 31, 2017 are aggregate hurricane related insurance recoveries of approximately $7.0 million, consisting of $5.0 million related to recovery of hurricane related expenses and $2.0 million related to recovery proceeds in excess of the damaged property write-downs.

(11) QUARTERLY RESULTS (unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$18,539	$20,111	$18,828	$18,732	$76,210
Net income before gain and excess insurance recovery proceeds	$4,101	$5,611	$4,374	$4,413	$18,499
Hurricane insurance recovery proceeds in excess of damaged property write-downs	$4,535	$—	$—	$—	$4,535
Hurricane business interruption insurance recovery proceeds	$968	$194	$—	$—	$1,162
Net income	$9,604	$5,805	$4,374	$4,413	$24,196
Total basic earnings per share	$0.70	$0.42	$0.32	$0.32	$1.76
Total diluted earnings per share	$0.70	$0.42	$0.32	$0.32	$1.76

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$17,750	$18,145	$18,194	$18,259	$72,348
Net income before gain and excess insurance recovery proceeds	$4,366	$4,033	$3,960	$4,031	$16,390
Gain on Arlington transaction	$27,196	$—	$—	$—	$27,196
Hurricane insurance recovery proceeds in excess of damaged property write-downs	$—	$—	$—	$2,033	$2,033
Net income	$31,562	$4,033	$3,960	$6,064	$45,619
Total basic earnings per share	$2.32	$0.30	$0.29	$0.44	$3.35
Total diluted earnings per share	$2.32	$0.30	$0.29	$0.44	$3.35

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2018

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2018	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$14,017	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	28,166	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	20,561	2006	1986	42 Years
HealthSouth Deaconess Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	5,881	1993	1989	40 Years
Kindred Chicago Central Hospital Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	1,092	1991	1995	45 Years
Kelsey-Seybold Clinic at King’s Crossing Kingwood, Texas (d.)	—	439	1,618	(1,209)	439	409		848	10	1995	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(395)	439	1,442		1,881	63	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	498	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	377	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	410	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	379	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,271)	1,130	2,821		3,951	2,529	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,213	806	4,407		5,213	2,723	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(2,667)	573	1,175		1,748	53	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,225	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,042	1,151	6,218		7,369	3,783	2000	2000	30 Years
Vibra Hospital of Corpus Christi Corpus Christi, Texas	2,519	1,104	5,508	—	1,104	5,508		6,612	1,714	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,210	240	4,800		5,040	1,625	2004	2004	30 Years
Auburn Medical Office Building II Auburn, WA (g.)	—	—	10,200	176	—	10,376		10,376	2,399	2009	2009	36 Years
BRB Medical Office Building Kingwood, Texas	5,928	430	8,970	51	430	9,021		9,451	2,056	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	1,994	—	21,884	2	21,886	5,526	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	1,438	1,200	10,998	124	12,322	3,172	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	5,861	400	11,300	3,701	400	15,001	717	16,118	4,360	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	1,231	—	10,731	84	10,815	2,774	2004	2004	35 Years

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2018	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	503	—	10,303		10,303	2,705	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	1,790	460	17,230	13	17,703	4,827	1999	1999	30 Years
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	1,484	370	18,314	12	18,696	5,139	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	13,198	—	14,900	2,176	—	17,076	48	17,124	3,825	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	920	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	57	910	12,017		12,927	3,417	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	144	1,100	9,144		10,244	2,304	2011	2011	35 Years
Tuscan Professional Building Irving, TX	4,020	1,100	12,525	1,475	1,100	14,000	122	15,222	3,335	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	—	1,900	24,910	—	1,900	24,910		26,810	5,846	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	49	—	7,229		7,229	1,450	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	63	220	3,283		3,503	645	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	99	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,806	2,280	4,624	958	2,280	5,582	5	7,867	1,038	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	908	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	463	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	616	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	—	930	6,929	1,856	930	8,785	301	10,016	1,450	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	478	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	262	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	12,948	—	23,302	34	—	23,336		23,336	3,468	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	9,194	1,050	10,900	—	1,050	10,900		11,950	1,616	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,745	—	12,300	67	12,367	2,105	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	336	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	369	2015	2015	30 Years
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	382	1,090	2,342	13	3,445	491	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	692	—	12,230	98	12,328	2,090	2006	2006	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2018 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2018	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	1,349	—	10,625		10,625	2,287	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	649	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	1,731	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	1,662	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	—	2,296	6,411		8,707	730	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	6,871	3,032	10,602	—	3,032	10,602		13,634	845	2016	2016	35 Years
Hendserson Medical Plaza Henderson, NV (f.)	—	—	10,718	7,170	—	17,888	5	17,893	1,060	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	—	696	3,406	—	696	3,406		4,102	201	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	246	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	68	2018	2018	35 Years
TOTALS (h.)	$65,345	$50,556	$481,821	$77,058	$53,396	$556,039	$1,611	$611,046	$173,316
a.	Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2018 on third-party debt that is non-recourse to us.
d.	Carrying value of depreciable assets were written down to zero as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
e.	Carrying value of depreciable assets were written down as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
f.	At December 31, 2018, we are the lessee with a UHS-related party on a ground lease for land.
g.	At December 31, 2018, we are the lessee with a third party on a ground lease for land.
h.	The aggregate cost for federal income tax purposes is $593 million (unaudited) with a net book value of $384 million (unaudited).

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2018

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2016 to December 31, 2018:

	2018	2017	2016
Balance at January 1,	$599,776	$585,828	$511,657
Additions (a.)	8,641	12,492	14,186
Acquisitions	3,222	9,931	60,031
Disposals/Divestitures (b.)	(593)	(8,475)	(46)
Balance at December 31,	$611,046	$599,776	$585,828

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2016 to December 31, 2018:

	2018	2017	2016
Balance at January 1,	$153,379	$138,588	$121,161
Disposals/Divestitures (b.)	(593)	(4,896)	(9)
Depreciation expense	20,530	19,687	17,436
Balance at December 31,	$173,316	$153,379	$138,588

(a.)

Included in the additions during 2018, 2017 and 2016, were approximately $313,000, $3.0 million and $9.5 million, respectively, related to Henderson Medical Plaza, which was completed and opened during 2017. Additionally, 2018 includes approximately $2.7 million of hurricane-related reconstruction costs.

(b.)

2017 includes property damage write-downs resulting from substantial damage from Hurricane Harvey during the third quarter of 2017, as discussed in Note 10 to the consolidated financial statements – Impact of Hurricane Harvey.