Form 10-Q
period 2019-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2019-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9321

UNIVERSAL HEALTH REALTY INCOME TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	23-6858580
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER 367 SOUTH GULPH ROAD KING OF PRUSSIA, PENNSYLVANIA	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 265-0688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest, $0.01 par value	UHT	New York Stock Exchange

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

Number of common shares of beneficial interest outstanding at April 30, 2019—13,747,585

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

For the Three Months Ended March 31, 2019 and 2018

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Lease revenue - UHS facilities (a.)	$5,793	$5,735
Lease revenue- Non-related parties	12,731	12,507
Other revenue - UHS facilities	213	62
Other revenue - Non-related parties	375	235
	19,112	18,539
Expenses:
Depreciation and amortization	6,708	6,287
Advisory fees to UHS	970	904
Other operating expenses	5,210	5,208
	12,888	12,399
Income before equity in income of unconsolidated limited liability companies ("LLCs"), hurricane insurance recovery proceeds, gain and interest expense	6,224	6,140
Equity in income of unconsolidated LLCs	430	429
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	4,535
Hurricane business interruption insurance recovery proceeds	-	968
Gain on sale of land	250	-
Interest expense, net	(2,692)	(2,468)
Net income	$4,212	$9,604
Basic and diluted earnings per share	$0.31	$0.70

Weighted average number of shares outstanding - Basic	13,728	13,718
Weighted average number of shares outstanding - Diluted	13,747	13,718

(a.) Includes bonus rental on UHS hospital facilities of $1,394 and $1,326 for the three-month periods ended March 31, 2019 and 2018, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2019 and 2018

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$4,212	$9,604
Other comprehensive (loss)/income:
Unrealized derivative (loss)/gain on interest rate caps	(132)	148
Total other comprehensive (loss)/income:	(132)	148
Total comprehensive income	$4,080	$9,752

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$558,414	$557,650
Accumulated depreciation	(178,481)	(173,316)
	379,933	384,334
Land	53,396	53,396
Net Real Estate Investments	433,329	437,730
Investments in limited liability companies ("LLCs")	4,944	5,019
Other Assets:
Cash and cash equivalents	6,032	5,036
Lease and other receivables from UHS	4,145	2,739
Lease receivable - other	7,031	7,469
Intangible assets (net of accumulated amortization of $25.4 million and $27.6 million, respectively)	16,565	17,407
Right-of-use land assets	8,848	-
Deferred charges and other assets, net	8,156	8,356
Total Assets	$489,050	$483,756
Liabilities:
Line of credit borrowings	$200,300	$196,400
Mortgage notes payable, non-recourse to us, net	64,456	64,881
Accrued interest	488	450
Accrued expenses and other liabilities	10,164	11,765
Ground lease liabilities	8,848	-
Tenant reserves, deposits and deferred and prepaid rents	11,167	11,650
Total Liabilities	295,423	285,146
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2019 - 13,747,567; 2018 - 13,746,803	137	137
Capital in excess of par value	266,247	266,031
Cumulative net income	646,528	642,316
Cumulative dividends	(719,285)	(710,006)
Accumulated other comprehensive income	-	132
Total Equity	193,627	198,610
Total Liabilities and Equity	$489,050	$483,756

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2019

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued	1	—	57	—	—	—	57
Restricted stock-based compensation expense	—	—	159	—	—	—	159
Dividends ($.675/share)	—	—	—	—	(9,279)	—	(9,279)
Comprehensive income:
Net income	—	—	—	4,212	—	—	4,212
Unrealized loss on interest rate cap	—	—	—	—	—	(132)	(132)
Subtotal - comprehensive income				4,212		(132)	4,080
March 31, 2019	13,748	$137	$266,247	$646,528	$(719,285)	$-	$193,627

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2018

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2018	13,735	$137	$265,335	$618,120	$(673,175)	$144	$210,561
Shares of Beneficial Interest:
Issued	1	—	29	—	—	—	29
Restricted stock-based compensation expense	—	—	147	—	—	—	147
Dividends ($.665/share)	—	—	—	—	(9,134)	—	(9,134)
Comprehensive income:
Net income	—	—	—	9,604	—	—	9,604
Unrealized gain on interest rate cap	—	—	—	—	—	149	149
Subtotal - comprehensive income				9,604		149	9,753
March 31, 2018	13,736	$137	$265,511	$627,724	$(682,309)	$293	$211,356

Universal Health Realty Income Trust

Condensed Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,212	$9,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,654	6,231
Amortization of debt premium	(13)	(10)
Stock-based compensation expense	159	119
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)
Gain on sale of land	(250)	—
Changes in assets and liabilities:
Lease receivable	(968)	(405)
Accrued expenses and other liabilities	(734)	(367)
Tenant reserves, deposits and deferred and prepaid rents	(537)	296
Accrued interest	38	(182)
Leasing costs paid	(299)	(209)
Other, net	371	217
Net cash provided by operating activities	8,633	10,759
Cash flows from investing activities:
Investments in LLCs	(541)	(369)
Cash distributions in excess of income from LLCs	292	193
Additions to real estate investments, net	(1,834)	(1,987)
Cash proceeds received from divestiture of property, net	245	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	4,535
Hurricane remediation payments	—	(192)
Net cash (used in)/provided by investing activities	(1,838)	2,180
Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	3,900	(6,050)
Repayments of mortgage notes payable	(442)	(4,596)
Financing costs paid	(35)	(1,527)
Dividends paid	(9,279)	—
Issuance of shares of beneficial interest, net	57	56
Net cash used in financing activities	(5,799)	(12,117)
Increase in cash and cash equivalents	996	822
Cash and cash equivalents, beginning of period	5,036	3,387
Cash and cash equivalents, end of period	$6,032	$4,209
Supplemental disclosures of cash flow information:
Interest paid	$2,501	$2,525
Invoices accrued for construction and improvements	$382	$1,390
Right-of-use assets obtained in exchange for lease obligations	$8,855	$-

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2019, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% of our consolidated revenues for each of the three months ended March 31, 2019 and 2018. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 31% of our consolidated revenues during each of the three-month periods ended March 31, 2019 and 2018.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the lease revenue currently earned pursuant to the these leases.

In connection with our various ground leases for land, we are the lessee on nine ground leases with subsidiaries of UHS.   The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 30 years to approximately 79 years.  Our annual aggregate lease payments on these properties are $281,000 for each of the years ended 2019, 2020, 2021, 2022 and 2023, and an aggregate of $15.9 million thereafter.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2019 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Pursuant to the terms of the original advisory agreement, which was in effect from inception through December 31, 2018, in addition to the advisory fee as discussed below, the Advisor was entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the agreement, exceeded 15% of our equity as shown on our condensed consolidated balance sheet, determined in accordance with generally accepted accounting principles without reduction for return of capital dividends. Cash available for distribution to shareholders was defined as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Since the incentive fee requirements were not achieved at any time from our inception through December 31, 2018, no incentive fees were paid during that time. Given that the incentive fee requirements had never been achieved, and were deemed unlikely to be achieved in the future, the amended and restated advisory agreement that became effective on January 1, 2019, among other things, eliminated the incentive fee provision.

Our advisory fee for the three months ended March 31, 2019 and 2018, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $970,000 and $904,000 during the three months ended March 31, 2019 and 2018, respectively and were based upon average invested real estate assets of $554 million and $517 million, respectively.

Share Ownership: At each of March 31, 2019 and December 31, 2018, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 31% of our consolidated revenues during each of the three-month periods ended March 31, 2019 and 2018 and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

We declared and paid dividends of $9.3 million, or $.675 per share, during the first quarter of 2019. We declared dividends of $9.1 million, or $.665 per share, during the first quarter of 2018, which were paid on April 2, 2018.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2019:

Acquisitions:

There were no acquisitions during the first three months of 2019.

Dispositions:

There were no dispositions during the first three months of 2019.

Three Months Ended March 31, 2018:

Acquisitions:

There were no acquisitions during the first three months of 2018.

Dispositions:

There were no dispositions during the first three months of 2018.

(5) Summarized Financial Information of Equity Affiliates

In accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs, which we do not control, using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

In the condensed consolidated statements of cash flows, distributions and equity in net income are presented net as cash flows from operating activities. Cumulative distributions received exceeding cumulative equity in earnings represent returns of investments and are classified as cash flows from investing activities in the condensed consolidated statements of cash flows.

At March 31, 2019, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of March 31, 2019, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of March 31, 2019:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.2 million outstanding as of March 31, 2019.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.9 million outstanding as of March 31, 2019.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of March 31, 2019.  This LP has a third-party term loan, which is non-recourse to us, of $5.0 million outstanding as of March 31, 2019.

Below are the condensed combined statements of income (unaudited) for the LLCs/LPs accounted for under the equity method during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Revenues	$2,460	$2,462
Operating expenses	1,012	958
Depreciation and amortization	398	457
Interest, net	322	328
Net income	$728	$719
Our share of net income	$430	$429

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(amounts in thousands)
Net property, including construction in progress	$31,432	$31,818
Other assets	6,951	3,251
Total assets	$38,383	$35,069

Other liabilities	$6,005	$2,717
Mortgage notes payable, non-recourse to us	27,103	27,256
Equity	5,275	5,096
Total liabilities and equity	$38,383	$35,069

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,944	$5,019
Amounts included in accrued expenses and other liabilities	(1,933)	(2,258)
Our share of equity in LLCs, net	$3,011	$2,761

As of March 31, 2019, and December 31, 2018, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2019	12/31/2018	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$5,032	$5,067	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,860	13,929	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,211	8,260	December, 2024
	$27,103	$27,256
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

(6) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The guidance amended the existing accounting standards, including the requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than twelve months on their condensed consolidated balance sheet. It also requires disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  The FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" in July 2018, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components, and, instead, to account for those components as a single lease component, if certain criteria are met.

We adopted Topic 842 on January 1, 2019, the date it became effective for public companies, and applied the new leasing standard to leases in place as of the effective date using the modified retrospective transition method.  We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed us to continue to account for our existing ground and office space leases as operating leases. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients. The package of practical expedients provided to lessors allowed us not to separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries (UHS facilities and Non-related parties) as a single component under Lease revenues in our condensed consolidated statements of income for the three months ended March 31, 2019 and 2018. Upon adoption, we recognized right-of-use assets and lease liabilities for ground leases in which we are the lessee with various third parties, including subsidiaries of UHS, at fourteen of our consolidated properties on the condensed consolidated balance sheet.

See Note 7 for further disclosure around our adoption of the new lease standard.

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three months ended March 31, 2019.  As a result of our adoption of this practical expedient, we presented $4.2 million of base rental revenue for UHS facilities, $1.3 million of bonus rental revenue for UHS facilities and $233,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the condensed consolidated statements of income for the three months ended March 31, 2018 to conform to the 2019 new presentation.  Additionally, we presented $10.3 million of base rental revenues from non-related parties and $2.2 million of tenant reimbursements as a single component (“Lease revenue – Non-related parties”) in the condensed consolidated statements of income for the three months ended March 31, 2018 to conform to the 2019 new presentation.

Minimum future lease revenue from base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

	March 31, 2019	December 31, 2018

Year ending,
2019	$43,744	$56,494
2020	52,546	50,291
2021	47,343	45,357
2022	31,678	30,089
2023	26,326	24,972
Thereafter	68,766	67,288
Total minimum base rents	$270,403	$274,491

ASU 2016-02 requires that lessors expense certain initial direct costs, which were capitalizable under the previous leasing standard, as incurred.  Upon adoption, only the incremental costs of signing a lease will be capitalizable, which was consistent to our historical practice.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2019, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.8 million and ground lease liabilities of approximately $8.8 million.

The components of lease expenses payments were as follows (in thousands):

Three months ended March 31,
2019

Operating lease cost	$118
Total lease cost	$118

During the three months ended March 31, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $118,000, which is included as an operating cash outflow within the condensed consolidated statement of cash flows and included in other operating expenses within the condensed consolidated statements of income.  As of and during the three months ended March 31, 2019, we did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31,
2019

Operating Leases
Right-of-use land assets-operating leases	$8,848

Total lease liabilities	$8,848

Weighted Average remaining lease term, years
Operating leases	59.0

Weighted Average discount rate
Operating leases	5.07%

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee.   Maturities of lease liabilities were as follows (in thousands):

	March 31, 2019	December 31, 2018

Year ending,
2019	$356	$474
2020	475	474
2021	475	474
2022	475	474
2023	475	474
Later years	25,640	25,582
Total undiscounted lease payments	$27,896	$27,952
less imputed interest	19,048
Total	$8,848

(8) Debt and Financial Instruments

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March 2022, includes a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR,

Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2019, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At March 31, 2019, we had $200.3 million of outstanding borrowings under our Credit Agreement and $99.7 million of available borrowing capacity.   At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2019	December 31, 2018
Tangible net worth	> =$125,000	$177,062	$181,203
Total leverage	< 60%	41.9%	41.3%
Secured leverage	< 30%	9.8%	9.8%
Unencumbered leverage	< 60%	38.5%	37.6%
Fixed charge coverage	> 1.50x	4.2x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan (b.)	$2,492	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,810	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,877	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,771	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,835	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,197	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,890	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,136	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,895	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	64,903
Less net financing fees	(681)
Plus net debt premium	234
Total mortgages notes payable, non-recourse to us, net	$64,456

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	On April 2, 2019, a $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The  mortgages outstanding as of March 31, 2019 had a combined fair value of approximately $65.8 million. At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017 and expired in March 2019. From inception through March 31, 2019, we received or accrued approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expired in March, 2019.  From inception through March 31, 2019, we received or accrued approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

Although we can provide no assurance that we will ultimately do so, we are currently monitoring the interest rate environment and evaluating the terms of potential replacement interest rate cap and/or swap agreements that we may enter into for a large portion, or potentially all, of the $60 million total notional amount of interest rate caps that expired in March, 2019.

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

(10) Impact of Hurricane Harvey

In late August 2017, five of our medical office buildings located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties had been completed and operations resumed.

During 2018, pursuant to the terms of a global settlement with our commercial property insurance carrier, we received $5.5 million of additional insurance recovery proceeds bringing the aggregate hurricane-related insurance recoveries to $12.5 million.  The aggregate insurance recovery proceeds, which are net of applicable deductibles, covered substantially all of the costs incurred related to the remediation, repair and reconstruction of each of these properties, as well as business interruption recoveries for the lost income related to each of these properties during the period they were non-operational.

Included in our financial results for the three months ended March 31, 2018 are approximately $968,000 of business interruption insurance recovery proceeds, covering the period of late August, 2017 through March, 2018, approximately $500,000 of which related to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2018. Additionally, the three months ended March 31, 2018 includes approximately $4.5 million of hurricane insurance recoveries in excess of damaged property write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2018.

 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of April 30, 2019, we have sixty-nine real estate investments located in twenty states consisting of:

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

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 31% of our consolidated revenues for each of the three-month periods ended March 31, 2019 and 2018. We cannot assure you that subsidiaries of UHS will renew the leases, at existing lease rates or fair market value lease rates, on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the lease revenue currently earned pursuant to these leases;

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
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 31% of our consolidated revenues during the three-month period ended March 31, 2019, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost lease revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.

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

Results of Operations

During the three-month period ended March 31, 2019, net income was $4.2 million, as compared to $9.6 million during the first quarter of 2018.  The $5.4 million decrease was attributable to:

•	$4.5 million decrease resulting from the first quarter of 2018 including Hurricane Harvey related insurance recovery proceeds received in excess of property damage write-offs;
•

$968,000 decrease resulting from the first quarter of 2018 including Hurricane Harvey related business interruption insurance recovery proceeds received, including approximately $500,000 which related to 2017;

•	$250,000 increase resulting from the first quarter of 2019 including a gain on the sale of land;
•	$224,000 decrease resulting from an increase in interest expense, and;
•	approximately $100,000 of other combined net increases.

Total revenues increased $573,000, or 3.1%, during the first quarter of 2019 as compared to the comparable quarter of 2018.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.4 million and $4.6 million for the three-month periods ended March 31, 2019 and 2018, respectively.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented. We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs for the first three months of 2018 since we believe that this gain is similar in nature and has the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$4,212	$9,604
Depreciation and amortization expense on consolidated investments	6,708	6,151
Depreciation and amortization expense on unconsolidated affiliates	283	271
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	(4,535)
Gain on sale of land	(250)	-
Funds From Operations	$10,953	$11,491
Weighted average number of shares outstanding - Basic	13,728	13,718
Weighted average number of shares outstanding - Diluted	13,747	13,718
Funds From Operations per diluted share	$0.80	$0.84

Our FFO decreased $538,000, or $.04 per diluted share, during the first three months of 2019, as compared to the first three months of 2018. The decrease was due primarily to approximately $500,000, or $.04 per diluted share, of business interruption insurance recovery proceeds received and recorded during the first three months of 2018 that related to the period of August through December of 2017.

Hurricane Harvey Impact

In late August, 2017, five of our medical office buildings located in the Houston, Texas area, incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties has been completed and operations have resumed.

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

Hospital Leases

Included in our portfolio are six hospital facilities that comprised approximately 26% of our consolidated revenues during the first quarter of 2019 and 25% and 26% of our consolidated revenues during 2018 and 2017, respectively.  The combined revenues generated from the leases on the three UHS hospital facilities, which have existing lease terms that are scheduled to expire in 2021 (2 hospitals) or 2026 (1 hospital), accounted for approximately 22% of our consolidated revenues during the first quarter of 2019 and 21% and 22% of our consolidated revenues during 2018 and 2017, respectively.

As disclosed in our Form 10-K for the year ended December 31, 2018, the tenants in two of the remaining three hospital facilities had provided notice to us that they do not intend to renew the leases upon the scheduled expiration of the respective facilities. The leases on these two hospital facilities, which are Encompass Health Deaconess Rehabilitation Hospital located in Evansville, Indiana, and Vibra Hospital of Corpus Christi located in Corpus Christi, Texas, are scheduled to expire on May 31, 2019 and June 1, 2019, respectively. The combined revenues generated from the leases on these two hospital facilities comprised approximately 2% of our consolidated revenues during the first quarter of 2019 and 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017. Although we can provide no assurance that an agreement will be finalized, we are currently in discussions with the tenant of Encompass Health Deaconess Rehabilitation Hospital to potentially enter into a short-term lease, at a substantially increased lease rate as compared to the existing lease, that would likely be scheduled to expire late in the third quarter or early in the fourth quarter of 2019. The tenant currently occupying Vibra Hospital of Corpus Christi is expected to vacate the property by the end of the current lease term on June 1, 2019. Although we are in the process of marketing each property for lease to new tenants, should these properties remain vacant for an extended period of time, or should we experience decreased lease rates on future leases, as compared to existing lease rate, or incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $8.6 million during the three-month period ended March 31, 2019 as compared to $10.8 million during the comparable period of 2018. The $2.1 million net decrease was attributable to:

•

an unfavorable change of $647,000 due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain on sale of land).  This decrease was due primarily to the above-mentioned $500,000 of business interruption insurance recoveries received and recorded during the first quarter of 2018 that related to 2017;

•	an unfavorable change of $833,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $563,000 in lease receivable;
•	an unfavorable change of $367,000 in accrued expenses and other liabilities, and;
•	other combined net favorable changes of $284,000.

Net cash used in/provided by investing activities

Net cash used in investing activities was $1.8 million during the first three months of 2019 as compared to $2.2 million of net cash provided by investing activities during the first three months of 2018.

During the three-month period ended March 31, 2019, we funded: (i) $541,000 in equity investments in unconsolidated LLCs, and; (ii) $1.8 million in capital additions to real estate investments including tenant improvements at various MOBs.  In addition, during the three-month period ended March 31, 2019, we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $292,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the three-month period ended March 31, 2018, we funded: (i) $369,000 in equity investments in an unconsolidated LLC; (ii) $2.0 million in capital additions to real estate investments including tenant improvements at various MOBs, and; (iii) $192,000 of hurricane related remediation expenses. In addition, during the three-month period ended March 31, 2018, we received: (i) $193,000 of cash distributions in excess of income received from our unconsolidated LLCs, and; (ii) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs.

Net cash used in financing activities

Net cash used in financing activities was $5.8 million during the three months ended March 31, 2019, as compared to $12.1 million during the three months ended March 31, 2018.

During the three-month period ended March 31, 2019, we paid: (i) $442,000 on mortgage notes payable that are non-recourse to us; (ii) $35,000 of financing costs related to the revolving credit agreement, and; (iii) $9.3 million of dividends. Additionally, during the three months ended March 31, 2019, we received: (i) $3.9 million of net borrowings on our revolving credit agreement, and; (ii) $57,000 of net cash from the issuance of shares of beneficial interest.

During the three-month period ended March 31, 2018, we paid: (i) $6.1 million of net outstanding borrowings under our revolving credit agreement; (ii) $4.6 million on mortgage notes payable that are non-recourse to us, including the repayment of $4.1 million related to a previously outstanding mortgage note payable on a property that was funded utilizing borrowings under our revolving credit agreement, and; (iii) $1.5 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018.  Additionally, during the three months ended March 31, 2018, we received $56,000 of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2019 and 2018:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $8.6 million and $10.8 million during the three-month periods ended March 31, 2019 and 2018, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $292,000 and $193,000 during the three-month periods ended March 31, 2019 and 2018, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $8.9 million and $11.0 million of net cash during the three months ended March 31, 2019 and 2018, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared and paid dividends of $9.3 million during the three months ended March 31, 2019 and declared dividends of $9.1 million during the three months ended March 31, 2018, (which were paid on April 2, 2018).  During the first three months of 2019, the $8.9 million of net cash generated related to the operating activities of our properties was approximately $354,000 less than the $9.3 million of dividends declared and paid during the first three months of 2019. During the first three months of 2018, the $11.0 million of net cash generated related to the operating activities of our properties was approximately $1.8 million greater than the $9.1 million of dividends declared during the first three months of 2018.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2019 and 2018.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $99.7 million of available borrowing capacity, net of outstanding borrowings as of March 31, 2019); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2019, the applicable margin over the LIBOR rate was 1.15%, the margin over the Base Rate was 0.15%, and the facility fee was 0.20%.

At March 31, 2019, we had $200.3 million of outstanding borrowings under our Credit Agreement and $99.7 million of available borrowing capacity. At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2019	December 31, 2018
Tangible net worth	> =$125,000	$177,062	$181,203
Total leverage	< 60%	41.9%	41.3%
Secured leverage	< 30%	9.8%	9.8%
Unencumbered leverage	< 60%	38.5%	37.6%
Fixed charge coverage	> 1.50x	4.2x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
Vibra Hospital-Corpus Christi fixed rate mortgage loan (b.)	$2,492	6.50%	July, 2019
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	5,810	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,877	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,771	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,835	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,197	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,890	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,136	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,895	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	64,903
Less net financing fees	(681)
Plus net debt premium	234
Total mortgages notes payable, non-recourse to us, net	$64,456

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	On April 2, 2019, a $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2019 had a combined fair value of approximately $65.8 million.  At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2019, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2019.

Item 4. Controls and Procedures

As of March 31, 2019, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

On January 1, 2019, we adopted ASC 842.  In connection with our adoption of ASC 842 we did implement changes to our internal controls relating to leases.  These changes included the development of new policies, enhanced contract review requirements and other ongoing monitoring activities.  These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

There have been no other changes in our internal control over financial reporting or in other factors during the first three months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 8, 2019	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)