Form 10-Q
period 2019-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2019-08-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of common shares of beneficial interest outstanding at July 31, 2019—13,756,539

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2019 and 2018

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Lease revenue - UHS facilities (a.)	$5,651	$5,619	$11,444	$11,354
Lease revenue- Non-related parties	13,178	12,392	25,909	24,899
Other revenue - UHS facilities	209	75	422	137
Other revenue - Non-related parties	288	2,025	663	2,260
	19,326	20,111	$38,438	$38,650
Expenses:
Depreciation and amortization	6,426	6,111	13,134	12,398
Advisory fees to UHS	982	948	1,952	1,852
Other operating expenses	5,330	5,445	10,540	10,653
	12,738	12,504	25,626	24,903
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	6,588	7,607	12,812	13,747
Equity in income of unconsolidated LLCs	454	425	884	854
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	-	4,535
Hurricane business interruption insurance recovery proceeds	-	194	-	1,162
Gain on sale of land	-	-	250	-
Interest expense, net	(2,781)	(2,421)	(5,473)	(4,889)
Net income	$4,261	$5,805	$8,473	$15,409
Basic and diluted earnings per share	$0.31	$0.42	$0.62	$1.12

Weighted average number of shares outstanding - Basic	13,730	13,720	13,729	13,719
Weighted average number of shares outstanding - Diluted	13,749	13,720	13,748	13,719

(a.) Includes bonus rental on UHS hospital facilities of $1,352 and $1,204 for the three-month periods ended June 30, 2019 and 2018, respectively, and $2,746 and $2,530 for the six-month periods ended June 30, 2019 and 2018, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2019 and 2018

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$4,261	$5,805	$8,473	$15,409
Other comprehensive (loss)/income:
Unrealized derivative (loss)/gain on interest rate caps	-	6	(132)	154
Total other comprehensive (loss)/income:	-	6	(132)	154
Total comprehensive income	$4,261	$5,811	$8,341	$15,563

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$560,089	$557,650
Accumulated depreciation	(183,857)	(173,316)
	376,232	384,334
Land	53,396	53,396
Net Real Estate Investments	429,628	437,730
Investments in limited liability companies ("LLCs")	4,962	5,019
Other Assets:
Cash and cash equivalents	6,072	5,036
Lease and other receivables from UHS	2,806	2,739
Lease receivable - other	7,070	7,469
Intangible assets (net of accumulated amortization of $24.7 million and $27.6 million, respectively)	15,754	17,407
Right-of-use land assets, net	8,862	-
Deferred charges and other assets, net	7,597	8,356
Total Assets	$482,751	$483,756
Liabilities:
Line of credit borrowings	$191,550	$196,400
Mortgage notes payable, non-recourse to us, net	61,562	64,881
Accrued interest	422	450
Accrued expenses and other liabilities	11,139	11,765
Dividends payable	9,354	-
Ground lease liabilities, net	8,862	-
Tenant reserves, deposits and deferred and prepaid rents	11,322	11,650
Total Liabilities	294,211	285,146
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2019 - 13,756,531; 2018 - 13,746,803	138	137
Capital in excess of par value	266,252	266,031
Cumulative net income	650,789	642,316
Cumulative dividends	(728,639)	(710,006)
Accumulated other comprehensive income	-	132
Total Equity	188,540	198,610
Total Liabilities and Equity	$482,751	$483,756

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2019

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued, net	10	1	(110)	—	—	—	(109)
Restricted stock-based compensation expense	—	—	331	—	—	—	331
Dividends ($1.355/share)	—	—	—	—	(18,633)	—	(18,633)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	8,473	—	—	8,473
Unrealized loss on interest rate cap	—	—	—	—	—	(132)	(132)
Subtotal - comprehensive income				8,473		(132)	8,341
June 30, 2019	13,757	$138	$266,252	$650,789	$(728,639)	$-	$188,540

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2019

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2019	13,748	$137	$266,247	$646,528	$(719,285)	$-	$193,627
Shares of Beneficial Interest:
Issued, net	9	1	(167)	—	—	—	(166)
Restricted stock-based compensation expense	—	—	172	—	—	—	172
Dividends ($.68/share)	—	—	—	—	(9,354)	—	(9,354)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	4,261	—	—	4,261
Unrealized loss on interest rate cap	—	—	—	—	—	—	-
Subtotal - comprehensive income				4,261		-	4,261
June 30, 2019	13,757	$138	$266,252	$650,789	$(728,639)	$-	$188,540

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2018

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2018	13,735	$137	$265,335	$618,120	$(673,175)	$144	$210,561
Shares of Beneficial Interest:
Issued, net	9	—	(45)	—	—	—	(45)
Restricted stock-based compensation expense	—	—	254	—	—	—	254
Dividends ($1.335/share)	—	—	—	—	(18,343)	—	(18,343)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	15,409	—	—	15,409
Unrealized loss on interest rate cap	—	—	—	—	—	154	154
Subtotal - comprehensive income				15,409		154	15,563
June 30, 2018	13,744	$137	$265,544	$633,529	$(691,518)	$298	$207,990

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2018

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2018	13,736	$137	$265,511	$627,724	$(682,309)	$293	$211,356
Shares of Beneficial Interest:
Issued	8	—	(102)	—	—	—	(102)
Restricted stock-based compensation expense	—	—	135	—	—	—	135
Dividends ($.67/share)	—	—	—	—	(9,209)	—	(9,209)
Comprehensive income:	—	—	—	—	—	—	-
Net income	—	—	—	5,805	—	—	5,805
Unrealized loss on interest rate cap	—	—	—	—	—	5	5
Subtotal - comprehensive income				5,805		5	5,810
June 30, 2018	13,744	$137	$265,544	$633,529	$(691,518)	$298	$207,990

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$8,473	$15,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,032	12,288
Amortization of debt premium	(27)	(23)
Stock-based compensation expense	331	254
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)
Gain on sale of land	(250)	—
Changes in assets and liabilities:
Lease receivable	332	(337)
Accrued expenses and other liabilities	(420)	(445)
Tenant reserves, deposits and deferred and prepaid rents	(382)	713
Accrued interest	(28)	(36)
Leasing costs paid	(591)	(597)
Other, net	981	517
Net cash provided by operating activities	21,451	23,208
Cash flows from investing activities:
Investments in LLCs	(598)	(369)
Cash distributions in excess of income from LLCs	348	501
Additions to real estate investments, net	(2,956)	(4,246)
Cash proceeds received from divestiture of property, net	245	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	4,535
Hurricane remediation payments	—	(192)
Net cash paid for acquisition of property	—	(4,053)
Net cash used in investing activities	(2,961)	(3,824)
Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	(4,850)	16,200
Repayments of mortgage notes payable	(3,351)	(22,585)
Financing costs paid	(35)	(1,527)
Dividends paid	(9,279)	(9,187)
Issuance of shares of beneficial interest, net	61	60
Net cash used in financing activities	(17,454)	(17,039)
Increase in cash and cash equivalents	1,036	2,345
Cash and cash equivalents, beginning of period	5,036	3,387
Cash and cash equivalents, end of period	$6,072	$5,732
Supplemental disclosures of cash flow information:
Interest paid	$5,204	$4,711
Invoices accrued for construction and improvements	$1,025	$668
Right-of-use assets obtained in exchange for lease obligations	$8,875	$-

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2019, we had investments in four jointly-owned LLCs/LPs which own medical office buildings, all of which are accounted for by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 21% and 20% of our consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 22% and 21% of our consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us, that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 30% and 28% of our consolidated revenues during the three-month periods ended June 30, 2019 and 2018, respectively, and approximately 31% and 30% of our consolidated revenues during the six-month periods ended June 30, 2019 and 2018, respectively.

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

We are the lessee on nine ground leases with subsidiaries of UHS.   The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 30 years to approximately 79 years.  Our annual aggregate lease payments on these properties are approximately $290,000 for each of the years ended 2019, 2020, 2021, 2022 and 2023, and an aggregate of $16.4 million thereafter. See Note 7 for further disclosure around our adoption of the new lease standard.

In August, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of UHT, entered into an agreement with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center), to construct a behavioral health care hospital in Clive, Iowa. The hospital is 100% preleased to Clive Behavioral Health, LLC under a 20-year, triple net lease with five, 10-year renewal options. Construction of the hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in the fall of 2020 and the lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated at $37.5 million and the initial annual rent is estimated at approximately $2.7 million.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2019 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and six months ended June 30, 2019 and 2018, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $982,000 and $948,000 for the three months ended June 30, 2019 and 2018, respectively and were based upon average invested real estate assets of $561 million and $542 million, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $2.0 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively, and were based upon average invested real estate assets of $558 million and $529 million for the six-month periods ended June 30, 2019 and 2018, respectively.

Share Ownership: At each of June 30, 2019 and December 31, 2018, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 30% and 28% of our consolidated revenues during of the three-month periods ended June 30, 2019 and 2018, respectively, and 31% and 30% of our consolidated revenues during the six-month periods ended June 30, 2019 and 2018, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

During the second quarter of 2019, we declared dividends of $9.4 million, or $.68 per share, which were paid on July 2, 2019. We declared dividends of $9.2 million, or $.67 per share, during the second quarter of 2018, which were paid on July 3, 2018.   During the six-month period ended June 30, 2019, we declared dividends of $18.6 million, or $1.355 per share, $9.4 million of which was paid on July 2, 2019.  During the six-month period ended June 30, 2018, we declared dividends of $18.3 million, or $1.335 per share, $9.2 million of which was paid on July 3, 2018.

(4) Acquisitions and Dispositions

Six Months Ended June 30, 2019:

Acquisitions:

There were no acquisitions during the first six months of 2019.

Dispositions:

There were no dispositions during the first six months of 2019.

Six Months Ended June 30, 2018:

Acquisitions:

In June, 2018, we acquired the Beaumont Medical Sleep Center Building located in Southfield, Michigan for a purchase price of approximately $4.0 million.  The building is 100% leased under the terms of a triple net lease and had a remaining initial lease term of approximately 9.5 years at the time of purchase, with two, five year renewal options.

Dispositions:

There were no dispositions during the first six months of 2018.

(5) Summarized Financial Information of Equity Affiliates

In accordance with U.S. GAAP and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs, which we do not control, using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

Distributions received from equity method investees are classified based upon the nature of the distribution. In the condensed consolidated statements of cash flows, distributions and equity in net income are presented net as cash flows from operating activities. Cash distributions received exceeding equity in earnings represent returns of investments and are classified as cash flows from investing activities in the condensed consolidated statements of cash flows.

At June 30, 2019, we have non-controlling equity investments or commitments in four jointly-owned LLCs/LPs which own MOBs. As of June 30, 2019, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the four LLCs in which we own a noncontrolling interest and were accounted for under the equity method as of June 30, 2019:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.2 million outstanding as of June 30, 2019.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.8 million outstanding as of June 30, 2019.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of June 30, 2019.  This LP has a third-party term loan, which is non-recourse to us, of $5.0 million outstanding as of June 30, 2019.

Below are the condensed combined statements of income (unaudited) for the LLCs/LPs accounted for under the equity method during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,531	$2,451	$4,991	$4,913
Operating expenses	994	977	2,006	1,935
Depreciation and amortization	485	438	883	895
Interest, net	322	328	644	656
Net income	$730	$708	$1,458	$1,427
Our share of net income	$454	$425	$884	$854

Below are the condensed combined balance sheets (unaudited) for the four above-mentioned LLCs that were accounted for under the equity method as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(amounts in thousands)
Net property, including construction in progress	$31,154	$31,818
Other assets	6,911	3,251
Total assets	$38,065	$35,069

Other liabilities	$5,947	$2,717
Mortgage notes payable, non-recourse to us	26,951	27,256
Equity	5,167	5,096
Total liabilities and equity	$38,065	$35,069

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,962	$5,019
Amounts included in accrued expenses and other liabilities	(1,950)	(2,258)
Our share of equity in LLCs, net	$3,012	$2,761

As of June 30, 2019, and December 31, 2018, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2019	12/31/2018	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$4,996	$5,067	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,792	13,929	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,163	8,260	December, 2024
	$26,951	$27,256
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

We adopted Topic 842 on January 1, 2019, the date it became effective for public companies, and applied the new leasing standard to leases in place as of the effective date using the modified retrospective transition method.  We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed us to continue to account for our existing ground and office space leases as operating leases. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients. The package of practical expedients provided to lessors allowed us not to separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and, as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries (UHS facilities and Non-related parties) as a single component under Lease revenue in our condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018. Upon adoption, we recognized right-of-use assets and lease liabilities for ground leases in which we are the lessee with various third parties, including subsidiaries of UHS, at fourteen of our consolidated properties on the condensed consolidated balance sheet.

See Note 7 for further disclosure around our adoption of the new lease standard.

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three and six months ended June 30, 2019.  As a result of our adoption of this practical expedient, we presented $4.2 million of base rental revenue for UHS facilities, $1.2 million of bonus rental revenue for UHS facilities and $228,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the condensed consolidated statements of income for the three months ended June 30, 2018, and $8.4 million of base rental revenue for UHS facilities, $2.5 million of bonus rental revenue for UHS facilities and $461,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the condensed consolidated statements of income for the six months ended June 30, 2018 to conform to the 2019 new presentation.  Additionally, we presented $10.2 million of base rental revenues from non-related parties and $2.2 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the condensed consolidated statements of income for the three months ended June 30, 2018, and $20.5 million of base rental revenues from non-related parties and $4.4 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the condensed consolidated statements of income for the six months ended June 30, 2018 to conform to the 2019 new presentation.

Minimum future lease revenue from base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

	June 30, 2019		December 31, 2018

Year ending,
2019	$29,055	(a.)	$56,494
2020	53,229		50,291
2021	47,842		45,357
2022	32,459		30,089
2023	26,691		24,972
Thereafter	71,569		67,288
Total minimum base rents	$260,845		$274,491

(a.)  Represents the remaining six months of 2019.

ASU 2016-02 requires that lessors expense certain initial direct costs, which were capitalizable under the previous leasing standard, as incurred.  Upon adoption, only the incremental costs of signing a lease will be capitalizable, which was consistent to our historical practice.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2019, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million.

The components of lease expense payments were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Operating lease cost	$120	$238
Total lease cost	$120	$238

During the three months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $120,000, which is included in other operating expenses within the condensed consolidated statements of income.  During the six months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $238,000, which is included as an operating cash outflow within the condensed consolidated statement of cash flows and included in other operating expenses within the condensed consolidated statements of income.  As of and during the six months ended June 30, 2019, we did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30,
2019

Operating Leases
Right-of-use land assets-operating leases	$8,862

Total lease liabilities	$8,862

Weighted Average remaining lease term, years
Operating leases	58.8

Weighted Average discount rate
Operating leases	5.07%

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee.  We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option.   Maturities of lease liabilities were as follows (in thousands):

	June 30, 2019		December 31, 2018

Year ending,
2019	$238	(a.)	$474
2020	475		474
2021	475		474
2022	475		474
2023	475		474
Later years	25,640		25,582
Total undiscounted lease payments	$27,778		$27,952
Less imputed interest	18,916
Total	$8,862

(a.)  Represents the remaining six months of 2019.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March 2022, includes a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2019, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At June 30, 2019, we had $191.6 million of outstanding borrowings under our Credit Agreement and $108.4 million of available borrowing capacity.   At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2019	December 31, 2018
Tangible net worth	> =$125,000	$172,786	$181,203
Total leverage	< 60%	40.3%	41.3%
Secured leverage	< 30%	9.4%	9.8%
Unencumbered leverage	< 60%	36.2%	37.6%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,759	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,825	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,734	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,800	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,197	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,759	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,079	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,841	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	61,994
Less net financing fees	(652)
Plus net debt premium	220
Total mortgages notes payable, non-recourse to us, net	$61,562

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On April 2, 2019, a $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit Agreement. The lease on this hospital facility expired on June 1, 2019 and we are currently in the process of marking the property for lease to a new tenant.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2019 had a combined fair value of approximately $64.1 million.  At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap.  This interest rate cap became effective in January, 2017 and expired in March 2019. From inception through the March, 2019 expiration, we received or accrued approximately

$205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000.  In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap.  This interest rate cap became effective in October, 2016 and expired in March, 2019.  From inception through the March, 2019 expiration, we received or accrued approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

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

Included in our financial results for the three months ended June 30, 2018 are approximately $194,000 of business interruption insurance recovery proceeds.  Included in our financial results for the six months ended June 30, 2018 are approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June, 2018, approximately $500,000 of which related to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2018. Additionally, the six months ended June 30, 2018 included approximately $4.5 million of hurricane insurance recoveries in excess of damaged property write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2018.

 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, rehabilitation hospitals, sub-acute facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of July 31, 2019, we have sixty-nine real estate investments located in twenty states consisting of:

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 30% and 28% of our consolidated revenues for the three-month periods ended June 30, 2019 and 2018, respectively, and approximately 31% and 30% of our consolidated revenues for the six-month periods ended June 30, 2019 and 2018, respectively. We cannot assure you that subsidiaries of UHS will renew the leases, at existing lease rates or fair market value lease rates, on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the lease revenue currently earned pursuant to these leases;

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

•

lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other restructuring (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Hospital Leases, for additional disclosure related to lease expirations that occurred during the second quarter of 2019 on two hospital facilities that, on a combined basis, comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017);

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 30% and 31% of our consolidated revenues during the three and six-month periods ended June 30, 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

Results of Operations

During the three-month period ended June 30, 2019, net income was $4.3 million, as compared to $5.8 million during the second quarter of 2018.  The $1.5 million decrease was attributable to:

•

$1.7 million decrease in connection with a lease termination agreement entered into and recorded during the second quarter of 2018, related to a single tenant MOB located in Texas that terminated a lease that was scheduled to expire in July, 2020;

•	$194,000 decrease resulting from Hurricane Harvey related business interruption insurance recovery proceeds recorded during the second quarter of 2018;
•	an increase of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings during the second quarter of 2018;
•	$148,000 increase in bonus rental revenue related to the UHS hospital facilities;
•	$360,000 decrease resulting from an increase in interest expense, primarily due to an increase in our average cost of borrowings under our revolving credit agreement, and;
•	approximately $200,000 of other combined net increases.

During the six-month period ended June 30, 2019, net income was $8.5 million as compared to $15.4 million during the six months of 2018.  The $6.9 million decrease was primarily attributable to:

•	$4.5 million decrease resulting from the first six months of 2018 including Hurricane Harvey related insurance recovery proceeds received in excess of property damage write-offs;
•

$1.2 million decrease resulting from the first six months of 2018 including Hurricane Harvey related business interruption insurance recovery proceeds received, including approximately $500,000 which related to 2017;

•

$1.7 million decrease in connection with a lease termination agreement entered into during the second quarter of 2018, related to a single tenant MOB located in Texas that terminated a lease that was scheduled to expire in July, 2020;

•

$584,000 decrease resulting from an increase in interest expense primarily due to increases in our average outstanding borrowings and our average cost of borrowings under our revolving credit agreement;

•	an increase of approximately $400,000 resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings during the second quarter of 2018;
•	$216,000 increases in bonus rental revenue related to the UHS hospital facilities;
•	$250,000 increase resulting from a gain on the sale of land recorded during the first quarter of 2019, and;
•	approximately $200,000 of other combined net increases.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.5 million and $4.9 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $9.0 million and $9.6 million for the six-month periods ended June 30, 2019 and 2018, respectively. The decrease in operating expenses for the three and six months ended June 30, 2019, as compared to June 30, 2018, is partially due to approximately $400,000 of non-recurring repairs and remediation expenses incurred at one of our medical office buildings during the second quarter of 2018.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented. We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs for the first six months of 2018 since we believe that this gain is similar in nature and has the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition.  To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,261	$5,805	$8,473	$15,409
Depreciation and amortization expense on consolidated investments	6,426	5,959	13,134	12,110
Depreciation and amortization expense on unconsolidated affiliates	291	254	574	525
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	-	(4,535)
Gain on sale of land	-	-	(250)	-
Funds From Operations	$10,978	$12,018	$21,931	$23,509
Weighted average number of shares outstanding - Basic	13,730	13,720	13,729	13,719
Weighted average number of shares outstanding - Diluted	13,749	13,720	13,748	13,719
Funds From Operations per diluted share	$0.80	$0.88	$1.60	$1.71

Our FFO decreased $1.0 million, or $.08 per diluted share, during the second quarter of 2019, as compared to the second quarter of 2018.  The decrease was primarily due to: (i) an unfavorable impact of approximately $1.7 million, or $.12 per diluted share, due to the above-mentioned lease termination agreement entered into during the second quarter of 2018; (ii) a favorable impact of approximately $400,000, or $.02 per diluted share, consisting of repair and remediation expenses incurred during the second quarter of 2018 at one of our MOBs; (iii) an unfavorable impact of $194,000, or $.01 per diluted share, of business interruption insurance recoveries recorded during the second quarter of 2018 in connection with damage sustained from Hurricane Harvey, and; (iv) other combined net increases of approximately $450,000, or $.03 per diluted share, due to increased net income generated at various properties.

Our FFO decreased $1.6 million, or $.11 per diluted share, during the first six months of 2019, as compared to the first six months of 2018, due to: (i) an unfavorable impact of approximately $1.7 million, or $.12 per diluted share, due to the above-mentioned lease termination agreement entered into during the second quarter of 2018; (ii) a favorable impact of approximately $400,000, or $.02 per diluted share, consisting of repair and remediation expenses incurred during the second quarter of 2018 at one of our MOBs; (iii) an unfavorable impact of approximately $500,000, or $.04 per diluted share, resulting from business interruption insurance recovery proceeds recorded during the six-month period ended June 30, 2018, that related to the period of August,through December of, 2017, and; (iv) other combined favorable net increases of approximately $225,000, or $.02 per diluted share, due to increased net income generated at various properties.

Hurricane Harvey Impact

In late August, 2017, five of our medical office buildings located in the Houston, Texas area, incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties had been completed and operations had resumed.

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

Hospital Leases

Included in our portfolio are six hospital facilities that comprised approximately 25% and 26% of our consolidated revenues during 2018 and 2017, respectively.  The combined revenues generated from the leases on the three UHS hospital facilities, which have existing lease terms that are scheduled to expire in 2021 (two hospitals) or 2026 (one hospital), accounted for approximately 21% and 22% of our consolidated revenues during 2018 and 2017, respectively.

As disclosed in our Form 10-K for the year ended December 31, 2018, and our Form 10-Q for the quarter ended March 31, 2019, the tenants in two of the remaining three hospital facilities had provided notice to us that they did not intend to renew the leases upon the scheduled expiration of the respective facilities. The leases on these two hospital facilities, which are Encompass Health Deaconess Rehabilitation Hospital located in Evansville, Indiana, and Vibra Hospital of Corpus Christi located in Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The combined revenues generated from the leases on these two hospital facilities comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017. Encompass Health Deaconess Rehabilitation Hospital entered into a short-term lease with us, at a substantially increased lease rate as compared to the expired lease rate that is scheduled to expire on September 30, 2019. In connection with this short-term lease, the tenant has three, one-month renewal options that could extend the lease term for an additional one, two or three months beyond September 30, 2019. The tenant that occupied Vibra Hospital of Corpus Christi vacated the property at the end of the lease term on June 1, 2019. Although we are in the process of marketing each property for lease to new tenants, should these properties remain vacant for an extended period of time, or should we experience decreased lease rates on future leases, as compared to prior/expired lease rates, or incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $21.5 million during the six-month period ended June 30, 2019 as compared to $23.2 million during the comparable period of 2018. The $1.8 million net decrease was attributable to:

•

an unfavorable change of $1.8 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain on sale of land).  This decrease was due primarily to the above-mentioned $1.7 million lease termination revenue recorded during the first six months of 2018 and the above-mentioned $500,000 of business interruption insurance recoveries recorded during the first six months of 2018 that related to 2017, partially offset by the above-mentioned $400,000 repair and remediation expenses incurred at one of our MOBs during the first six months of 2018;

•	a favorable change of $669,000 in lease receivable;
•	an unfavorable change of $1.1 million in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net favorable changes of approximately $500,000.

Net cash used in investing activities

Net cash used in investing activities was $3.0 million during the first six months of 2019 as compared to $3.8 million of net cash used in investing activities during the first six months of 2018.

During the six-month period ended June 30, 2019, we funded: (i) $598,000 in equity investments in unconsolidated LLCs, and; (ii) $3.0 million in capital additions to real estate investments including tenant improvements at various MOBs.  In addition, during the six-month period ended June 30, 2019, we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $348,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the six-month period ended June 30, 2018, we funded: (i) $369,000 in equity investments in an unconsolidated LLC; (ii) $4.2 million in capital additions to real estate investments including tenant improvements at various MOBs; (iii) $4.1 million paid to acquire the Beaumont Medical Sleep Center Building, and; (iv) $192,000 of hurricane related remediation expenses. In addition, during the six-month period ended June 30, 2018, we received: (i) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs, and; (ii) 501,000 of cash distributions in excess of income received from our unconsolidated LLCs..

Net cash used in financing activities

Net cash used in financing activities was $17.5 million during the six months ended June 30, 2019, as compared to $17.0 million during the six months ended June 30, 2018.

During the six-month period ended June 30, 2019, we paid: (i) $4.9 million of net outstanding borrowings under our revolving credit agreement; (ii) $3.4 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement; (iii) $35,000 of financing costs, and; (iv) $9.3 million of dividends (excludes $9.4 million dividend declared on June 12, 2019 that was paid on July 2, 2019).  Additionally, during the six months ended June 30, 2019, we received $61,000 of net cash from the issuance of shares of beneficial interest.

During the six-month period ended June 30, 2018, we paid: (i) $22.6 million on mortgage notes payable that are non-recourse to us, including the repayments of $21.7 million related to a previously outstanding mortgage notes payable on three properties, which were funded utilizing borrowings under our revolving credit agreement; (ii) $1.5 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018, and; (iii) $9.2 million of dividends (excludes the $9.2 million dividend declared on June 13, 2018 that was paid on July 3, 2018).  Additionally, during the six months ended June 30, 2018, we received: (i) $16.2 million of net borrowings on our revolving credit agreement, and; (ii) $60,000 of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2019 and 2018:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $21.5 million and $23.2 million during the six-month periods ended June 30, 2019 and 2018, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $348,000 and $501,000 during the six-month periods ended June 30, 2019 and 2018, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $21.8 million and $23.7 million of net cash during the six months ended June 30, 2019 and 2018, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared dividends of $18.6 million during the six months ended June 30, 2019 ($9.4 million of which was paid in July, 2019) and declared dividends of $18.3 million during the six months ended June 30, 2018, ($9.2 million of which was paid in July, 2018).  During the first six months of 2019, the $21.8 million of net cash generated related to the operating activities of our properties was approximately $3.2 million greater than the $18.6 million of dividends declared during the first six months of 2019. During the first six months of 2018, the $23.7 million of net cash generated related to the operating activities of our properties was approximately $5.4 million greater than the $18.3 million of dividends declared during the first six months of 2018.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2019 and 2018.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $108.4 million of available borrowing capacity, net of outstanding borrowings as of June 30, 2019); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2019, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At June 30, 2019, we had $191.6 million of outstanding borrowings under our Credit Agreement and $108.4 million of available borrowing capacity. At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2019	December 31, 2018
Tangible net worth	> =$125,000	$172,786	$181,203
Total leverage	< 60%	40.3%	41.3%
Secured leverage	< 30%	9.4%	9.8%
Unencumbered leverage	< 60%	36.2%	37.6%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,759	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,825	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,734	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,800	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,197	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,759	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,079	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,841	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	61,994
Less net financing fees	(652)
Plus net debt premium	220
Total mortgages notes payable, non-recourse to us, net	$61,562

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On April 2, 2019, the $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2019 had a combined fair value of approximately $64.1 million.  At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2019.

Item 4. Controls and Procedures

As of  June 30, 2019, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

There have been no other changes in our internal control over financial reporting or in other factors during the first six months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)