Form 10-Q
period 2019-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2019-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of common shares of beneficial interest outstanding at October 31, 2019—13,757,061

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS, and subsidiaries of UHS are tenants of seventeen medical office buildings (excluding new construction) or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the five unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95% (one of which owns a medical office building that is currently under construction). We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Lease revenue - UHS facilities (a.)	$5,821	$5,633	$17,265	$16,987
Lease revenue- Non-related parties	13,555	12,886	39,464	37,785
Other revenue - UHS facilities	230	78	652	215
Other revenue - Non-related parties	260	231	923	2,491
	19,866	18,828	58,304	57,478
Expenses:
Depreciation and amortization	6,430	6,232	19,564	18,630
Advisory fees to UHS	1,011	975	2,963	2,827
Other operating expenses	5,566	5,118	16,106	15,771
	13,007	12,325	38,633	37,228
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gain	6,859	6,503	19,671	20,250
Equity in income of unconsolidated LLCs	453	351	1,337	1,205
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	-	4,535
Hurricane business interruption insurance recovery proceeds	-	-	-	1,162
Gain on sale of land	-	-	250	-
Interest expense, net	(2,659)	(2,480)	(8,132)	(7,369)
Net income	$4,653	$4,374	$13,126	$19,783
Basic earnings per share	$0.34	$0.32	$0.96	$1.44
Diluted earnings per share	$0.34	$0.32	$0.95	$1.44

Weighted average number of shares outstanding - Basic	13,735	13,726	13,731	13,721
Weighted average number of shares outstanding - Diluted	13,757	13,726	13,751	13,721

(a.) Includes bonus rental on UHS hospital facilities of $1,428 and $1,216 for the three-month periods ended September 30, 2019 and 2018, respectively, and $4,174 and $3,746 for the nine-month periods ended September 30, 2019 and 2018, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(dollar amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$4,653	$4,374	$13,126	$19,783
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	561	(73)	429	81
Total other comprehensive income/(loss):	561	(73)	429	81
Total comprehensive income	$5,214	$4,301	$13,555	$19,864

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$563,760	$557,650
Accumulated depreciation	(189,330)	(173,316)
	374,430	384,334
Land	54,726	53,396
Net Real Estate Investments	429,156	437,730
Investments in limited liability companies ("LLCs")	5,120	5,019
Other Assets:
Cash and cash equivalents	6,515	5,036
Lease and other receivables from UHS	3,011	2,739
Lease receivable - other	7,080	7,469
Intangible assets (net of accumulated amortization of $25.5 million and $27.6 million, respectively)	14,944	17,407
Right-of-use land assets, net	8,951	-
Deferred charges and other assets, net	9,103	8,356
Total Assets	$483,880	$483,756
Liabilities:
Line of credit borrowings	$205,650	$196,400
Mortgage notes payable, non-recourse to us, net	61,153	64,881
Accrued interest	370	450
Accrued expenses and other liabilities	12,103	11,765
Ground lease liabilities, net	8,951	-
Tenant reserves, deposits and deferred and prepaid rents	11,028	11,650
Total Liabilities	299,255	285,146
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2019 - 13,757,059; 2018 - 13,746,803	138	137
Capital in excess of par value	266,478	266,031
Cumulative net income	655,442	642,316
Cumulative dividends	(737,994)	(710,006)
Accumulated other comprehensive income	561	132
Total Equity	184,625	198,610
Total Liabilities and Equity	$483,880	$483,756

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2019

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued, net	10	1	(57)	—	—	—	(56)
Restricted stock-based compensation expense	—	—	504	—	—	—	504
Dividends ($2.035/share)	—	—	—	—	(27,988)	—	(27,988)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	13,126	—	—	13,126
Unrealized gain on cash flow hedges	—	—	—	—	—	429	429
Subtotal - comprehensive income				13,126		429	13,555
September 30, 2019	13,757	$138	$266,478	$655,442	$(737,994)	$561	$184,625

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2019

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

July 1, 2019	13,757	$138	$266,252	$650,789	$(728,639)	$-	$188,540
Shares of Beneficial Interest:
Issued	—	—	53	—	—	—	53
Restricted stock-based compensation expense	—	—	173	—	—	—	173
Dividends ($.68/share)	—	—	—	—	(9,355)	—	(9,355)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	4,653	—	—	4,653
Unrealized gain on cash flow hedges	—	—	—	—	—	561	561
Subtotal - comprehensive income				4,653		561	5,214
September 30, 2019	13,757	$138	$266,478	$655,442	$(737,994)	$561	$184,625

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2018

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2018	13,735	$137	$265,335	$618,120	$(673,175)	$144	$210,561
Shares of Beneficial Interest:
Issued, net	11	—	68	—	—	—	68
Restricted stock-based compensation expense	—	—	413	—	—	—	413
Dividends ($2.005/share)	—	—	—	—	(27,552)	—	(27,552)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	19,783	—	—	19,783
Unrealized gain on interest rate cap	—	—	—	—	—	82	82
Subtotal - comprehensive income				19,783		82	19,865
September 30, 2018	13,746	$137	$265,816	$637,903	$(700,727)	$226	$203,355

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2018

(dollar amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

July 1, 2018	13,744	$137	$265,544	$633,529	$(691,518)	$298	$207,990
Shares of Beneficial Interest:
Issued	2	—	113	—	—	—	113
Restricted stock-based compensation expense	—	—	159	—	—	—	159
Dividends ($.67/share)	—	—	—	—	(9,209)	—	(9,209)
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	4,374	—	—	4,374
Unrealized loss on interest rate cap	—	—	—	—	—	(72)	(72)
Subtotal - comprehensive income				4,374		(72)	4,302
September 30, 2018	13,746	$137	$265,816	$637,903	$(700,727)	$226	$203,355

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,126	$19,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,412	18,468
Amortization of debt premium	(40)	(37)
Stock-based compensation expense	504	413
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)
Gain on sale of land	(250)	—
Changes in assets and liabilities:
Lease receivable	117	(707)
Accrued expenses and other liabilities	96	(179)
Tenant reserves, deposits and deferred and prepaid rents	(676)	1,184
Accrued interest	(80)	(93)
Leasing costs paid	(824)	(1,227)
Other, net	346	171
Net cash provided by operating activities	31,731	33,241
Cash flows from investing activities:
Investments in LLCs	(798)	(773)
Cash distributions in excess of income from LLCs	343	773
Additions to real estate investments, net	(7,459)	(6,793)
Deposit on real estate assets	(200)	—
Cash proceeds received from divestiture of property, net	245	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	4,535
Hurricane remediation payments	—	(192)
Net cash paid for acquisition of property	—	(4,053)
Net cash used in investing activities	(7,869)	(6,503)
Cash flows from financing activities:
Net (repayments)/borrowings on line of credit	9,250	13,950
Repayments of mortgage notes payable	(3,775)	(22,964)
Proceeds from mortgage notes payable	—	13,000
Financing costs paid	(35)	(1,660)
Dividends paid	(27,988)	(27,552)
Issuance of shares of beneficial interest, net	165	173
Net cash used in financing activities	(22,383)	(25,053)
Increase in cash and cash equivalents	1,479	1,685
Cash and cash equivalents, beginning of period	5,036	3,387
Cash and cash equivalents, end of period	$6,515	$5,072
Supplemental disclosures of cash flow information:
Interest paid	$7,771	$7,018
Invoices accrued for construction and improvements	$1,520	$335
Right-of-use assets obtained in exchange for lease obligations	$8,972	$-

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2019. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2019, we had investments in five jointly-owned LLCs/LPs which own medical office buildings (one of which is under construction), all of which are accounted for by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 21% of our consolidated revenues for each of the three months ended September 30, 2019 and 2018, and approximately 22% and 21% of our consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding new construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 30% of our consolidated revenues during each of the three-month periods ended September 30, 2019 and 2018, respectively, and approximately 31% and 30% of our consolidated revenues during the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The table below details the existing lease terms and renewal options for our three acute care hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a.)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b.)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b.)

(a.)	UHS has one 5-year renewal option at the existing lease rate (through 2031).
(b.)	UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

We are the lessee on eleven ground leases with subsidiaries of UHS. The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 30 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $479,000 for the year ended 2019 and $481,000 for each of the years ended 2020, 2021, 2022 and 2023, and an aggregate of $28.1 million thereafter. See Note 7 for further disclosure around our adoption of the new lease standard.

In late July, 2019 and September, 2019 we entered into two separate agreements which are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Footnote 4, “New Construction, Acquisitions and Dispositions”.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2019 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and nine months ended September 30, 2019 and 2018, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for

2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $1.0 million and $975,000 for the three months ended September 30, 2019 and 2018, respectively, and were based upon average invested real estate assets of $578 million and $557 million, respectively.  Advisory fees incurred and paid (or payable) to UHS amounted to $3.0 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively, and were based upon average invested real estate assets of $564 million and $538 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Share Ownership: At each of September 30, 2019 and December 31, 2018, UHS owned 5.7%, of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 30% of our consolidated revenues during each of the three-month periods ended September 30, 2019 and 2018, and 31% and 30% of our consolidated revenues during the nine-month periods ended September 30, 2019 and 2018, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

During the third quarter of 2019, we declared dividends of $9.4 million, or $.68 per share, which were paid on September 30, 2019. We declared and paid dividends of $9.2 million, or $.67 per share, during the third quarter of 2018.  During the nine-month period ended September 30, 2019, we declared and paid dividends of $28.0 million, or $2.035 per share. During the nine-month period ended September 30, 2018, we declared and paid dividends of $27.6 million, or $2.005 per share.

(4) New Construction, Acquisitions and Dispositions

Nine Months Ended September 30, 2019:

New Construction:

In September, 2019, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in Grayson Properties II L.P., which will develop, construct, own and operate the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which is scheduled to be completed in late 2020, will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease has been executed with the wholly-owned subsidiary of UHS for approximately 50% of the rentable square feet of the MOB. The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to the initial 50% of the rentable square footage of the property.  The master flex lease provides for a commencement date effective with the completion of the building and issuance of a certificate of occupancy. Additionally, a ground lease has been executed between the limited partnership that owns the MOB and a subsidiary of UHS, the terms of which include a seventy-five year lease term with two, 10-year renewal options at the lessee’s option at an adjusting lease rate.  We have committed to invest up to $17.9 million in equity or member loans on the development and construction of this MOB, which may be reduced if a third-party construction loan is placed on the property, and have invested approximately $700,000 as of September 30, 2019.  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In late July, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20-years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center). Construction of this hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in the fall of 2020.  The hospital lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated to be $37.5 million and the initial annual rent is estimated to be approximately $2.7 million.  We have invested approximately $3.6 million for land and the development and construction costs of this hospital as of September 30, 2019.

Acquisitions:

There were no acquisitions during the first nine months of 2019.

Dispositions:

There were no dispositions during the first nine months of 2019.

Nine Months Ended September 30, 2018:

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

At September 30, 2019, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction and expected to open during the fourth quarter of 2020). As of September 30, 2019, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs in which we own a non-controlling interest (including one that owns an MOB that is currently under construction and is scheduled to be completed in late 2020) and were accounted for under the equity method as of September 30, 2019:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan, which is non-recourse to us, of $8.1 million outstanding as of September 30, 2019.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.7 million outstanding as of September 30, 2019.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of September 30, 2019.  This LP has a third-party term loan, which is non-recourse to us, of $5.0 million outstanding as of September 30, 2019.

(d.)

This MOB, currently under construction, will be located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $17.9 million in equity and debt financing, which may be reduced if a third-party construction loan is placed on the property. We have funded approximately $700,000 as of September 30, 2019.  The LP will develop, construct, own and operate the Texoma Medical Plaza II which is expected to open in late 2020.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs (excluding one that owns an MOB that is currently under construction) accounted for under the equity method during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,441	$2,343	$7,432	$7,256
Operating expenses	927	938	2,933	2,873
Depreciation and amortization	434	436	1,317	1,331
Interest, net	325	329	969	985
Net income	$755	$640	$2,213	$2,067
Our share of net income	$453	$351	$1,337	$1,205

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs (including one LP that currently owns an MOB under construction) that were accounted for under the equity method as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(amounts in thousands)
Net property, including construction in progress	$31,597	$31,818
Other assets	7,067	3,251
Total assets	$38,664	$35,069

Other liabilities	$6,005	$2,717
Mortgage notes payable, non-recourse to us	26,801	27,256
Equity	5,858	5,096
Total liabilities and equity	$38,664	$35,069

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$5,120	$5,019
Amounts included in accrued expenses and other liabilities	(1,904)	(2,258)
Our share of equity in LLCs, net	$3,216	$2,761

As of September 30, 2019, and December 31, 2018, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2019	12/31/2018	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$4,962	$5,067	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,724	13,929	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,115	8,260	December, 2024
	$26,801	$27,256
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

We adopted Topic 842 on January 1, 2019, the date it became effective for public companies, and applied the new leasing standard to leases in place as of the effective date using the modified retrospective transition method.  We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed us to continue to account for our existing ground and office space leases as operating leases. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients. The package of practical expedients provided to lessors allowed us not to separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and, as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries (UHS facilities and Non-related parties) as a single component under Lease revenue in our condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018. Upon adoption, we recognized right-of-use assets and lease liabilities for ground leases in which we are the lessee with various third parties, including subsidiaries of UHS, at fourteen of our consolidated properties on the condensed consolidated balance sheet.

See Note 7 for further disclosure around our adoption of the new lease standard.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. The amendments in this guidance permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes to facilitate the LIBOR to SOFR transition. This guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and we adopted effective January 1, 2019. The amended presentation and disclosure guidance was required only prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three and nine months ended September 30, 2019.  As a result of our adoption of this practical expedient, we presented $4.2 million of base rental revenue for UHS facilities, $1.2 million of bonus rental revenue for UHS facilities and $223,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the condensed consolidated statements of income for the three months ended September 30, 2018, and $12.5 million of base rental revenue for UHS facilities, $3.7 million of bonus rental revenue for UHS facilities and $694,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the condensed consolidated statements of income for the nine months ended September 30, 2018 to conform to the 2019 new presentation.  Additionally, we presented $10.4 million of base rental revenues from non-related parties and $2.5 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the condensed consolidated statements of income for the three months ended September 30, 2018, and $30.9 million of base rental revenues from non-related parties and $6.8 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the condensed consolidated statements of income for the nine months ended September 30, 2018 to conform to the 2019 new presentation.

Minimum future lease revenue from base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

	September 30, 2019		December 31, 2018

Year ending,
2019	$14,292	(a.)	$56,494
2020	54,746		50,291
2021	48,989		45,357
2022	33,701		30,089
2023	27,578		24,972
Thereafter	73,525		67,288
Total minimum base rents	$252,831		$274,491

(a.)  Represents the remaining three months of 2019.

ASU 2016-02 requires that lessors expense certain initial direct costs, which were capitalizable under the previous leasing standard, as incurred.  Upon adoption, only the incremental costs of signing a lease will be capitalizable, which was consistent to our historical practice.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2019, our condensed consolidated balance sheet includes right-of-use land assets of approximately $9.0 million and ground lease liabilities of approximately $9.0 million.

The components of lease expense payments were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Operating lease cost	$120	$360
Total lease cost	$120	$360

During the three months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $120,000, which is included in other operating expenses within the condensed consolidated statements of income.  During the nine months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $360,000, which is included as an operating cash outflow within the condensed consolidated statement of cash flows and included in other operating expenses within the condensed consolidated statements of income.  As of and during the nine months ended September 30, 2019, we did not enter into any lease agreements for our consolidated properties set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30,
2019

Operating Leases
Right-of-use land assets-operating leases	$8,951

Total lease liabilities	$8,951

Weighted Average remaining lease term, years
Operating leases	58.6

Weighted Average discount rate
Operating leases	5.07%

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

	September 30, 2019		December 31, 2018

Year ending,
2019	$120	(a.)	$474
2020	480		474
2021	480		474
2022	480		474
2023	480		474
Later years	25,921		25,582
Total undiscounted lease payments	$27,961		$27,952
Less imputed interest	19,010
Total	$8,951

(a.)  Represents the remaining three months of 2019.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March 2022, includes a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six-month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2019, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At September 30, 2019, we had $205.7 million of outstanding borrowings under our Credit Agreement and $94.3 million of available borrowing capacity.   At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2019	December 31, 2018
Tangible net worth	> =$125,000	$169,681	$181,203
Total leverage	< 60%	42.0%	41.3%
Secured leverage	< 30%	9.4%	9.8%
Unencumbered leverage	< 60%	38.6%	37.6%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,706	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,773	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,698	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,764	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,196	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,626	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,020	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,787	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	61,570
Less net financing fees	(624)
Plus net debt premium	207
Total mortgages notes payable, non-recourse to us, net	$61,153

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On April 2, 2019, a $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit Agreement. The lease on this hospital facility expired on June 1, 2019 and we are currently in the process of marketing the property for lease to a new tenant.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2019 had a combined fair value of approximately $63.9 million.  At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of a 1.144%.  If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR.  The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024.  At September 30, 2019, the fair value of our interest rate swap was a net asset of $560,595 which is included in other assets on the accompanying balance sheet. From inception of the swap agreement through September 30, 2019 we received or accrued approximately $17,000 in payments made to us by the counterparty pursuant to the terms of the swap.   Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Included in our financial results for the nine months ended September 30, 2018 are approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June, 2018, approximately $500,000 of which related to 2017. These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018. Additionally, the nine months ended September 30, 2018 included approximately $4.5 million of hurricane insurance recoveries in excess of damaged property write-downs, which are included in net cash provided by investing activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018.

 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, rehabilitation hospitals, sub-acute facilities, free-standing emergency departments, childcare centers and medical/office buildings. As of October 31, 2019, we have seventy-one real estate investments (including two under construction) located in twenty states consisting of:

•

seven hospital facilities consisting of three acute care, one behavioral health care (currently under construction), one rehabilitation (currently vacant) and two sub-acute (one of which is currently vacant);

•	fifty-six medical/office buildings, including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), one of which is currently under construction;
•	four free-standing emergency departments (“FEDs”), and;
•	four pre-school and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 30% of our consolidated revenues for each of the three-month periods ended September 30, 2019 and 2018, respectively, and approximately 31% and 30% of our consolidated revenues for the nine-month periods ended September 30, 2019 and 2018, respectively. We cannot assure you that subsidiaries of UHS will renew the leases, at existing lease rates or fair market value lease rates, on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the lease revenue currently earned pursuant to these leases;

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
•

lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other restructuring (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Hospital Leases, for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities that, on a combined basis, comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017);

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business;
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 30% and 31% of our consolidated revenues during the three and nine-month periods ended September 30, 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business;

•

on March 23, 2010 President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the ACA was signed into law on March 30, 2010.  Two primary goals of the ACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses;

•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business;

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

Results of Operations

During the three-month period ended September 30, 2019, net income was $4.7 million, as compared to $4.4 million during the third quarter of 2018.  The $279,000 increase was attributable to:

•

$664,000 increase related to a short-term lease on a hospital facility located in Evansville, Indiana (lease term of June 1, 2019 through September 30, 2019), that was entered into at a substantially increased lease rate as compared to the original lease which expired on May 31, 2019 (the facility is currently vacant);

•	$212,000 increase in bonus rental revenue related to the UHS hospital facilities;
•	$212,000 decrease resulting from the expiration of a lease on a hospital facility located in Corpus Christi, Texas, that expired on June 1, 2019 (the facility is currently vacant);
•	$179,000 decrease resulting from an increase in interest expense, primarily due to an increase in our average cost of borrowings under our revolving credit agreement;
•	$205,000 of other combined net decreases.

During the nine-month period ended September 30, 2019, net income was $13.1 million as compared to $19.8 million during the nine months of 2018.  The $6.7 million decrease was primarily attributable to:

•	$4.5 million decrease resulting from the first nine months of 2018 including Hurricane Harvey related insurance recovery proceeds received in excess of property damage write-offs;
•

$1.2 million decrease resulting from the first nine months of 2018 including Hurricane Harvey related business interruption insurance recovery proceeds received, including approximately $500,000 which related to 2017;

•

$1.7 million decrease in connection with a lease termination agreement entered into during the second quarter of 2018, related to a single tenant MOB located in Texas that terminated a lease that was scheduled to expire in July, 2020;

•

$897,000 increase related to a short-term lease on a hospital facility located in Evansville, Indiana (lease term of June 1, 2019 through September 30, 2019), that was entered into at a substantially increased lease rate as compared to the original lease which expired on May 31, 2019 (the facility is currently vacant);

•

$763,000 decrease resulting from an increase in interest expense primarily due to increases in our average outstanding borrowings and our average cost of borrowings under our revolving credit agreement;

•	approximately $400,000 increase resulting from non-recurring repairs and remediation expenses incurred at one of our medical office buildings during the second quarter of 2018;
•	$428,000 increases in bonus rental revenue related to the UHS hospital facilities;
•	$250,000 increase resulting from a gain on the sale of land recorded during the first quarter of 2019;
•	$200,000 decrease resulting from the expiration of a lease on a hospital facility located in Corpus Christi, Texas, that expired on June 1, 2019 (the facility is currently vacant), and;
•	approximately $300,000 of other combined net decreases.

Included in our other operating expenses are expenses related to the consolidated medical office buildings, which totaled $4.9 million and $4.6 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $13.8 million and $14.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  Our operating expenses for the three and nine months ended September 30, 2019 include expenses associated with the lease expiration at our hospital in Corpus Christi, Texas, as well as other combined net increases.  Our operating expenses for the nine months ended September 30, 2018, include approximately $400,000 of non-recurring repairs and remediation expenses incurred at one of our medical office buildings during the first nine months of 2018.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented. We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs for the first nine months of 2018 since we believe that this gain is similar in nature and has the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition.  To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,653	$4,374	$13,126	$19,783
Depreciation and amortization expense on consolidated investments	6,430	6,065	19,564	18,175
Depreciation and amortization expense on unconsolidated affiliates	280	254	854	779
Hurricane insurance recovery proceeds in excess of damaged property write-downs	-	-	-	(4,535)
Gain on sale of land	-	-	(250)	-
Funds From Operations	$11,363	$10,693	$33,294	$34,202
Weighted average number of shares outstanding - Basic	13,735	13,726	13,731	13,721
Weighted average number of shares outstanding - Diluted	13,757	13,726	13,751	13,721
Funds From Operations per diluted share	$0.83	$0.78	$2.42	$2.49

Our FFO increased $670,000, or $.05 per diluted share, during the third quarter of 2019, as compared to the third quarter of 2018.  The increase was primarily due to: (i) a favorable impact of $664,000, or $.05 per diluted share, related to the above-mentioned short-term lease on a hospital facility located in Evansville, Indiana, (lease term of June 1, 2019 through September 30, 2019) that was entered into at a substantially increased lease rate as compared to the original lease which expired on May 31, 2019; (ii) an unfavorable impact of $287,000 (excluding the impact of reduced depreciation and amortization expense), or $.02 per diluted share, resulting from the expiration of a lease on a hospital facility located in Corpus Christi, Texas, that expired on June 1, 2019; (iii) a favorable impact of $212,000, or $.02 per diluted share, resulting from an increase in bonus rent from UHS hospital facilities, and; (iv) other combined favorable net increases of approximately $81,000.

Our FFO decreased $908,000, or $.07 per diluted share, during the first nine months of 2019, as compared to the first nine months of 2018, due to: (i) an unfavorable impact of approximately $1.7 million, or $.12 per diluted share, due to a lease termination agreement entered into during the second quarter of 2018; (ii) a favorable impact of $897,000, or $.07 per diluted share, related to the above-mentioned short-term lease on a hospital facility located in Evansville, Indiana, that expired on September 30, 2019; (iii) an unfavorable impact of approximately $500,000, or $.04 per diluted share, resulting from business interruption insurance recovery proceeds recorded during the nine-month period ended September 30, 2018, that related to the period of August through December of 2017; (iv) a favorable impact of $428,000, or $.03 per diluted share, due to an increase in bonus rent from UHS hospital facilities; (v) a favorable impact of approximately $400,000, or $.02 per diluted share, consisting of repairs and remediation expenses incurred during the second quarter of 2018 at one of our MOBs; (vi) an unfavorable impact of $370,000 (including the impact of reduced depreciation and amortization expense), or $.03 per diluted share, resulting from the expiration of a lease on a hospital facility located in Corpus Christi, Texas, that expired on June 1, 2019; (vii) other combined unfavorable net decreases of approximately $50,000.

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

As disclosed in our Form 10-K for the year ended December 31, 2018, and our Form 10-Q for each of the quarters ended June 30, 2019 and March 31, 2019, the tenants in two of our hospital facilities had provided notice to us that they did not intend to renew the leases upon the scheduled expiration of the respective facilities. The combined revenues generated from the leases on these two hospital facilities comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017.

The leases on these two hospital facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The Evansville, Indiana hospital tenant entered into a short-term lease with us (which expired on September 30, 2019), at a substantially increased lease rate as compared to the original lease rate. The lease revenue generated from this facility amounted to $842,000 during the three-month period ended September 30, 2019 (as compared to $178,000 per quarter pursuant to the terms of the original lease). The tenant that occupied the hospital in Evansville, Indiana, vacated the property on September 30, 2019 and the tenant that occupied the hospital in Corpus Christi, Texas, vacated the property on June 1, 2019.

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

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $31.7 million during the nine-month period ended September 30, 2019 as compared to $33.2 million during the comparable period of 2018. The $1.5 million net decrease was attributable to:

•

an unfavorable change of $1.3 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs and gain on sale of land), as discussed above;

•	a favorable change of $824,000 in lease receivable;
•	a favorable change of $403,000 in leasing costs paid;
•	an unfavorable change of $1.9 million in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net favorable changes of approximately $500,000.

Net cash used in investing activities

Net cash used in investing activities was $7.9 million during the first nine months of 2019 as compared to $6.5 million of net cash used in investing activities during the first nine months of 2018.

During the nine-month period ended September 30, 2019, we funded: (i) $798,000 in equity investments in unconsolidated LLCs; (ii) $7.5 million in capital additions to real estate investments including tenant improvements at various MOBs and $1.3 million for the purchase of land related to a new construction project, and; (iii) $200,000 as a deposit on real estate assets.  In addition, during the nine-month period ended September 30, 2019, we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $343,000 of cash distributions in excess of income received from our unconsolidated LLCs.

During the nine-month period ended September 30, 2018, we funded: (i) $773,000 in equity investments in an unconsolidated LLC; (ii) $6.8 million in capital additions to real estate investments including tenant improvements at various MOBs; (iii) $4.1 million paid to acquire the Beaumont Medical Sleep Center Building, and; (iv) $192,000 of hurricane related remediation expenses. In addition, during the nine-month period ended September 30, 2018, we received: (i) $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs, and; (ii) $773,000 of cash distributions in excess of income received from our unconsolidated LLCs..

Net cash used in financing activities

Net cash used in financing activities was $22.4 million during the nine months ended September 30, 2019, as compared to $25.1 million during the nine months ended September 30, 2018.

During the nine-month period ended September 30, 2019, we paid: (i) $3.8 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement; (ii) $35,000 of financing costs, and; (iii) $28.0 million of dividends.  Additionally, during the nine months ended September 30, 2019, we received: (i) $9.3 million of net borrowings on our revolving credit agreement, and; (ii) $165,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2018, we paid: (i) $23.0 million on mortgage notes payable that are non-recourse to us, including the repayments of $21.7 million related to previously outstanding mortgage notes payable on three properties, which were funded utilizing borrowings under our revolving credit agreement; (ii) $1.7 million of financing costs related to the revolving credit agreement that was amended during the first quarter of 2018, and financing costs of a new mortgage note payable refinance, and; (iii) $27.6 million of dividends.  Additionally, during the nine months ended September 30, 2018, we received: (i) $14.0 million of net borrowings on our revolving credit agreement; (ii) $13.0 million of proceeds related a new mortgage note payable refinance that is non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility), and; (iii) $173,000 of net cash from the issuance of shares of beneficial interest.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2019 and 2018:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $31.7 million and $33.2 million during the nine-month periods ended September 30, 2019 and 2018, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. In addition, as reflected in the cash flows from investing activities section, we received $343,000 and $773,000 during the nine-month periods ended September 30, 2019 and 2018, respectively, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $32.1 million and $34.0 million of net cash during the nine months ended September 30, 2019 and 2018, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared dividends of $28.0 million during the nine months ended September 30, 2019 and declared dividends of $27.6 million during the nine months ended September 30, 2018.  During the first nine months of 2019, the $32.1 million of net cash generated related to the operating activities of our properties was approximately $4.1 million greater than the $32.1 million of dividends declared during the first nine months of 2019. During the first nine months of 2018, the $34.0 million of net cash generated related to the operating activities of our properties was approximately $6.5 million greater than the $27.6 million of dividends declared during the first nine months of 2018.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2019 and 2018.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $94.3 million of available borrowing capacity, net of outstanding borrowings as of September 30, 2019); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six-month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2019, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At September 30, 2019, we had $205.7 million of outstanding borrowings under our Credit Agreement and $94.3 million of available borrowing capacity. At December 31, 2018, we had $196.4 million of outstanding borrowings outstanding against our revolving credit agreement and $103.6 million of available borrowing capacity.  There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2019 and December 31, 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2019	December 31, 2018
Tangible net worth	> =$125,000	$169,681	$181,203
Total leverage	< 60%	42.0%	41.3%
Secured leverage	< 30%	9.4%	9.8%
Unencumbered leverage	< 60%	38.6%	37.6%
Fixed charge coverage	> 1.50x	4.0x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2019 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,706	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,773	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,698	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,764	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,196	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,626	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	9,020	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,787	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	61,570
Less net financing fees	(624)
Plus net debt premium	207
Total mortgages notes payable, non-recourse to us, net	$61,153

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

On April 2, 2019, the $2.5 million fixed rate mortgage loan on Vibra Hospital – Corpus Christi was fully repaid utilizing borrowings under our Credit agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2019 had a combined fair value of approximately $63.9 million.  At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet. The combined outstanding balance of these various mortgages was $65.3 million and had a combined fair value of approximately $64.9 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2019.

LIBOR Transition

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At September 30, 2019, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivative. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Item 4. Controls and Procedures

As of  September 30, 2019, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

There have been no other changes in our internal control over financial reporting or in other factors during the first nine months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2019	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)