Form 10-K
period 2019-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2020-02-26
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2019: $1.1 billion (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2020: 13,757,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2019 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2019. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019.  Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to subsidiaries of UHS, and subsidiaries of UHS are tenants of seventeen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us (excluding new construction). Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2019, we had investments in five jointly-owned LLCs/LPs (including one currently under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, medical office buildings (“MOBs”), free-standing emergency departments and childcare centers. As of February 26, 2020, we have seventy-one real estate investments located in twenty states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral health care (currently under construction) and three specialty hospitals (two of which are currently vacant); (ii) fifty-six medical/office buildings; (iii) four free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2019. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 26, 2020, we have investments in seventy-one facilities (two of which are under construction), located in twenty states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus (A)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central (B)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Corpus Christi, TX (F)	Corpus Christi, TX	Sub-Acute Care	100%	—
Evansville Rehabilitation Hospital, LLC (G)	Evansville, IN	Rehabilitation	100%	—
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	—
Building B (B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	—
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	—
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	—
Gold Shadow (D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II (E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza (H)	Denison, TX	MOB	95%	—
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	—
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza (E)	Forney, TX	MOB	100%	—
Tuscan Professional Building (E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale (E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	—
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	—
South Texas ER at Mission (A)	Mission, TX	FED	100%	—
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	—
Madison Professional Office Building (E)	Madison, AL	MOB	100%	—
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	—
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	—
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	—

Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	—
Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	—
Las Palmas Del Sol Emegency Center-West (E)	El Paso, TX	FED	100%	—
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	—
Bellin Health Family Medicine Center (E) (I)	Escanaba, MI	MOB	100%	—
Clive Behavioral Health Hospital (D) (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
Texoma Medical Plaza II (K)	Denison, TX	MOB	95%	—

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)

Real estate assets owned by a limited liability company (“LLC”) or a limited partnership (“LP”) in which we have a non-controlling ownership interests and include tenants who are unaffiliated third-parties.

(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third-parties.
(F)	The lease on this facility expired on June 1, 2019. The hospital is vacant and being marketed for a new tenant.
(G)	The lease on this facility expired on May 31, 2019. The tenant entered into a short-term lease which expired on September 30, 2019. The hospital is vacant and being marketed for a new tenant.
(H)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(I)	This property was acquired during the fourth quarter of 2019.
(J)	This property is currently under construction and is expected to be completed in late 2020. This property is leased to a joint venture between UHS and Catholic Health Initiatives-Iowa, Corp.
(K)	This property is currently under construction and is expected to be completed in late 2020.

Other Information

Included in our portfolio at December 31, 2019 and 2018 are six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the six hospital facilities (two of which expired during 2019) comprised approximately 26%, 25% and 26% of our consolidated revenues in 2019, 2018 and 2017, respectively.  The leases on two hospital facilities expired during 2019 and were not renewed. The combined revenues generated from these leases comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017.  One of the tenants entered into a short-term lease with us (which expired on September 30, 2019) at a substantially increased lease rate as compared to the original lease rate.

As of January 1, 2020, leases on four of our six hospital facilities (two of which are currently vacant) have fixed terms with an average of 3.25 years remaining and include renewal options ranging from zero to two, five-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties. The tenants in two of our hospital facilities had provided notice to us that they did not intend to renew the leases upon the scheduled expiration of the respective facilities.  The combined revenues generated from the leases on these two hospital facilities comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017.  The leases on these two hospital facilities, located in Evansville, Indiana and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The Evansville, Indiana hospital tenant entered into a short-term lease with us (which expired on September 30, 2019) at a substantially increased lease rate as compared to the original lease rate. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Hospital Leases, for additional disclosure in connection with these two hospital facilities.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the four occupied hospital facilities owned by us at the end of 2019, the combined weighted average Coverage Ratio was approximately 8.7 (ranging from -1.6 to 20.9). For the six hospital facilities owned by us at the end of each respective year, the combined weighted average Coverage Ratio was approximately 7.0 (ranging from -0.7 to 17.1) during 2018 and 7.5 (ranging from -0.8 to 18.0) during 2017. The Coverage Ratio for individual facilities varies.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2019 (approximately 22%, 21% and 22% for the years ended December 31, 2019, 2018 and 2017 respectively). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding new construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2019 (approximately 31%, 30% and 32% for the years ended December 31, 2019, 2018 and 2017, respectively).

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

We are the lessee on eleven ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 30 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $480,000 for the year ended 2019 and $483,000 for each of the years ended 2020, 2021, 2022 and 2023, and an aggregate of $27.7 million thereafter.  Please see Note 4 for further disclosure around our adoption of ASC 842.

In late July, 2019 and September, 2019 we entered into two separate agreements which are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.  Please see additional disclosure in Note 3.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2019 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

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

Pursuant to the terms of the original advisory agreement, which was in effect from inception through December 31, 2018, in addition to the advisory fee as discussed below, the Advisor was entitled to an annual incentive fee equal to 20% of the amount by which cash available for distribution to shareholders for each year, as defined in the agreement, exceeded 15% of our equity as shown on our consolidated balance sheet, determined in accordance with U.S. generally accepted accounting principles without reduction for return of capital dividends. Cash available for distribution to shareholders was defined as net cash flow from operations less deductions for, among other things, amounts required to discharge our debt and liabilities and reserves for replacement and capital improvements to our properties and investments. Since the incentive fee requirements were not achieved at any time from our inception through December 31, 2018, no incentive fees were paid during that time. Given that the incentive fee requirements have never been achieved, and were deemed unlikely to be achieved in the future, the amended and restated advisory agreement that became effective on January 1, 2019, among other things, eliminated the incentive fee provision.

Our advisory fee for 2019, 2018 and 2017 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2019, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.0 million during 2019, $3.8 million during 2018 and $3.6 million during 2017 and were based upon average invested real estate assets of $568 million, $544 million and $511 million during 2019, 2018 and 2017, respectively.

Share Ownership:    As of December 31, 2019 and 2018, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2019 (approximately 31%, 30% and 32% for the years ended December 31, 2019, 2018 and 2017, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.  Please see the heading “A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced” under “Risk Factors” for more information.

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

Competition

We compete for the acquisition, leasing and financing of health care related facilities. Our competitors include, but are not limited to, other REITs, private investors and firms, banks and other companies, including UHS. Some of these competitors are larger and may have a lower cost of capital than we do. These developments could result in fewer investment opportunities for us and lower spreads over the cost of our capital, which would hurt our growth.

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

Regulation and Other Factors

During 2019, 2018 and 2017, 25%, 24% and 25%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals and free-standing emergency departments (“FEDs”), the majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act (the “ACA”), may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the ACA may have significant impact on the reimbursement for healthcare services.

On December 14, 2018, a Texas Federal District Court deemed the ACA to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the ACA unconstitutional.  The court also held that because the individual mandate is “essential” to the ACA and is inseverable from the rest of the law, the entire ACA is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the ACA remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the ACA individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which ACA provisions should be stricken with the mandate. It is likely this matter will ultimately be appealed to the United States Supreme Court. These rulings have caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on hospitals.  If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

The various factors and government regulation related to the healthcare industry, such as those outlined above, affect us because:

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

Our three acute care hospitals and two FEDs operated by subsidiaries of UHS, as well as two FEDs and one sub-acute care hospital facility operated by unaffiliated third-parties are located in Texas, Florida, California, Virginia and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	82	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	60	Vice President and Chief Financial Officer
Cheryl K. Ramagano	57	Vice President, Treasurer and Secretary
Timothy J. Fowler	64	Vice President, Acquisition and Development

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

Our three acute care hospitals and two FEDs operated by subsidiaries of UHS, as well as two FEDs and one sub-acute care hospital facility operated by unaffiliated third-parties are located in Texas, Florida, California, Virginia and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

On March 23, 2010 President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the ACA, was signed into law on March 30, 2010. Two primary goals of the ACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

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

On December 14, 2018, a Texas Federal District Court deemed the ACA to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the ACA unconstitutional.  The court also held that because the individual mandate is “essential” to the ACA and is inseverable from the rest of the law, the entire ACA is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the ACA remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the ACA individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which ACA provisions should be stricken with the mandate. It is likely this matter will ultimately be appealed to the United States Supreme Court. These rulings have caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on hospitals.  If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, made significant changes to corporate and individual tax rates and the calculation of taxes.  While the 2017 Tax Act has not had a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.

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

Our Credit Agreement permits interest on borrowings to be calculated based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021.  The phase-out of LIBOR may result in the establishment of one or more alternative benchmark rates, but at this time it is uncertain what alternative benchmark rates would replace LIBOR. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced.

For the year ended December 31, 2019, lease payments from UHS comprised approximately 31% of our consolidated revenues. In addition, as of December 31, 2019, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2021 and 2026. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase the respective three leased hospitals, or two leased FEDs, upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the three acute care hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, as amended and restated effective January 1, 2019, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2019, we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions, governmental investigations and regulatory actions. Since UHS comprised approximately 31%, 30% and 32% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein

Defending itself against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from UHS management and UHS’ reputation could suffer significantly. UHS has stated that it is unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, the outcome of these lawsuits and the related investigations, publicity and news articles that have been published concerning these matters, could have a material adverse effect on their business, financial condition, results of operations and/or cash flows.

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

For the year ended December 31, 2019, 12% of our consolidated and unconsolidated revenues were generated by four jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

A pandemic, epidemic or outbreak of a contagious disease in the markets in which our tenants operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic or other public health crisis were to affect our markets, such as a major breakout of the Coronavirus in the United States, the businesses of our tenants could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from the tenants of our facilities. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities. The potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our tenants or our facilities is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, ours.

Catastrophic weather and other natural events, whether caused by climate change or otherwise, could result in damage to our properties.

Many of our properties are located in areas susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as wildfires, hurricanes, earthquakes, tornadoes and floods. We could experience losses to the extent that such damages exceed insurance coverage, cause an increase in insurance premiums, and/or a decrease in demand for properties located in such areas. In the event that climate change causes such catastrophic weather or other natural events to increase broadly or in localized areas, such costs and damages could increase above historic expectations. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve energy efficiency of our existing properties and could require us to spend more on development and redevelopment properties without a corresponding increase in revenue.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2019 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2019 (subject to certain additional taxes for certain taxpayers).  The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

Many factors, certain of which are outside of our control, could have an adverse effect on the share price of our common stock. These factors include certain of the risks discussed herein, our financial condition, performance and prospects, the market for similar securities issued by REITs, demographic changes, operating results of our operators and other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions (whether caused by climate change or otherwise), the level of seasonal illnesses, changes in general conditions in the economy, financial markets or overall interest rate environment, or other developments affecting the health care industry.

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
Hospital Facility Name and	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Location	facility	12/31/2019	2019	2018	2017	2016	2015	rent(6)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus(2)(5)(7) Wildomar, California	Acute Care	130	63%	59%	62%	64%	63%	$2,648,000	2021	10	0%	—
McAllen Medical Center(3)(5)(7) McAllen, Texas	Acute Care	370	50%	44%	45%	47%	48%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center(4)(5)(7) West Palm Beach, Florida	Acute Care	153	62%	59%	57%	55%	56%	3,030,000	2021	10	0%	—
Evansville Rehabilitation Hospital Evansville, Indiana (8)	Specialty	0	—	75%	73%	75%	80%	0	—	—	—	—
Corpus Christi Corpus Christi, Texas (9)	Specialty	0	—	46%	50%	51%	56%	0	—	—	—	—
Kindred Hospital Chicago Central(10) Chicago, Illinois	Specialty	68	27%	35%	39%	46%	52%	1,550,000	2021	—	0%	—

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2019	2018	2017	2016	2015	rent(6)	term	(years)	escalators	escalation
Spring Valley MOB I(5) Las Vegas, Nevada	MOB	85%	81%	72%	72%	61%	$1,015,000	2020-2029	Various	100%	2%-3%
Spring Valley MOB II(5) Las Vegas, Nevada	MOB	63%	71%	85%	85%	84%	837,000	2020-2027	Various	87%	2%-3%
Summerlin Hospital MOB I(5) Las Vegas, Nevada	MOB	78%	72%	65%	64%	62%	1,334,000	2020-2028	Various	98%	2%-3%
Summerlin Hospital MOB II(5) Las Vegas, Nevada	MOB	80%	79%	80%	78%	74%	1,570,000	2020-2026	Various	100%	2%-5%
Summerlin Hospital MOB III(5) Las Vegas, Nevada	MOB	86%	99%	100%	100%	100%	1,760,000	2020-2024	Various	70%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	99%	99%	99%	2,179,000	2020-2028	Various	100%	2%-3%
Centennial Hills MOB(5) Las Vegas, Nevada	MOB	77%	75%	75%	73%	73%	1,529,000	2020-2026	Various	76%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,576,000	2021	20	100%	1%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	96%	95%	100%	100%	100%	1,093,000	2020-2029	Various	80%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	92%	92%	92%	92%	-	1,264,000	2027	Various	100%	2%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	-	1,696,000	2026-2030	Various	100%	3%-4%
Henderson Union Village MOB(5) Henderson, Nevada	MOB	38%	37%	24%	-	-	1,092,000	2020-2028	Various	94%	2%-3%
Northwest Texas Professional Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	976,000	2022-2023	Various	100%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,479,000	2021-2026	Various	100%	2%
Texoma Medical Plaza(5) Denison, Texas	MOB	100%	100%	100%	100%	98%	1,376,000	2020-2028	Various	39%	3%

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2019. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

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
(7)

See Note 2 to the consolidated financial statements-Relationship with UHS and Related Party Transactions, regarding UHS’s purchase option, right of first refusal and change of control purchase option related to these properties. We believe the respective fair values for each of these hospitals exceeds the respective net book values as of December 31, 2019 amounting to: $12.6 million for Southwest Healthcare System-Inland Valley Campus; $17.2 million for McAllen Medical Center, and; $11.6 million for Wellington Regional Medical Center.

(8)

The lease on this facility expired on May 31, 2019.  After the expiration of the initial lease, the previous tenant entered into a short-term lease with us, at a substantially increased lease rate as compared to the original lease rate.  The short term lease expired on September 30, 2019 and the property is currently vacant.  We are marketing the property for lease to new tenants.

(9)	The lease on this facility expired on June 1, 2019 and the property is currently vacant. We are marketing the property for lease to new tenants.
(10)

During the second quarter of 2016, the tenant of this facility provided the required notice to us, exercising the 5-year renewal option on the facility, extending the lease term to December, 2021 at existing lease rates. The lessee of this facility has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the fair market value of the facility exceeds the $158,000 net book value as of December 31, 2019. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

Leasing Trends at Our Significant Medical Office Buildings

During 2019, we had a total of 62 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 24% of the aggregate rentable square feet of these properties (17% related to renewed leases and 7% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2019, the weighted-average rental rates, as compared to rental rates on the expired leases, remained relatively unchanged during 2019. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $15 per square foot during 2019. The weighted-average leasing commissions on the new and renewed leases commencing during 2019 was approximately 2% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2019 was approximately 0.4% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2019 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2020 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2020	2020	2021	2022	2023	2024	2025 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	0%	100%	0%	0%	0%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	0%	100%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	0%	100%	0%	0%	0%	0%
Evansville, IN	77,440	100%	0%	0%	0%	0%	0%	0%
Corpus Christi, TX	69,700	100%	0%	0%	0%	0%	0%	0%
Sub-total Hospitals	1,045,836	14%	0%	46%	0%	0%	0%	40%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (a.)	74,774	22%	16%	17%	9%	2%	17%	17%
Goldshadow - 700 Shadow Lane MOB (b.)	42,060	30%	32%	19%	0%	6%	0%	13%
Texoma Medical Plaza (a.)	115,284	0%	56%	5%	15%	6%	12%	6%
St. Matthews Medical Plaza II	103,011	0%	0%	2%	18%	0%	18%	62%
Desert Springs Medical Plaza	103,002	43%	5%	4%	0%	15%	26%	7%
Peace Health Medical Clinic	98,886	0%	0%	100%	0%	0%	0%	0%
Centennial Hills Medical Office Building (a.)	96,573	16%	18%	12%	5%	17%	6%	26%
Summerlin Hospital Medical Office Building II (a.)	92,313	16%	16%	36%	11%	4%	10%	7%
Summerlin Hospital Medical Office Building I (a.)	89,636	17%	29%	16%	8%	3%	7%	20%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell (a.)	80,302	35%	11%	8%	0%	7%	10%	29%
Henderson Union Village MOB	79,599	46%	3%	0%	3%	0%	0%	48%
Summerlin Hospital Medical Office Building III (b.)	77,713	16%	10%	26%	11%	29%	8%	0%
Mid Coast Hospital MOB	74,629	0%	0%	4%	0%	0%	0%	96%
North West Texas Professional Office Tower	72,351	0%	0%	0%	64%	36%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	3%	0%	0%	51%	0%	46%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	0%	100%
Palmdale Medical Plaza (c.)	59,405	44%	25%	12%	0%	9%	0%	10%
Sierra San Antonio Medical Plaza	59,160	27%	0%	12%	5%	33%	18%	5%
Spring Valley Medical Office Building (d.)	57,828	7%	18%	12%	21%	0%	13%	29%
Spring Valley Medical Office Building II (b.)	57,361	24%	10%	26%	15%	0%	10%	15%
Southern Crescent Center II	53,680	39%	4%	0%	39%	0%	0%	18%
Desert Valley Medical Center (d.)	53,625	0%	16%	15%	28%	37%	0%	4%
Tuscan Professional Building (a.)	53,231	0%	15%	24%	39%	4%	3%	15%
Lake Pointe Medical Arts Building (a.)	50,974	4%	16%	33%	22%	0%	7%	18%
Forney Medical Plaza	50,947	19%	0%	36%	5%	19%	0%	21%
Vista Medical Terrace (a.)	50,921	52%	16%	0%	16%	9%	0%	7%
2704 N. Tenaya Way	44,894	0%	0%	0%	0%	100%	0%	0%
Southern Crescent Center I	41,897	74%	5%	0%	0%	21%	0%	0%
Auburn Medical Office Building	41,311	10%	0%	0%	70%	10%	0%	10%
BRB Medical Office Building (e.)	40,733	11%	79%	10%	0%	0%	0%	0%
Cypresswood Professional Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%
Cypresswood Professional Center - 8111	29,882	46%	0%	0%	0%	0%	10%	44%
Danbury Medical Plaza (f.)	36,141	41%	59%	0%	0%	0%	0%	0%
The Sparks Medical Building	35,127	0%	4%	13%	23%	30%	0%	30%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	39%	0%	0%	0%	19%	17%	25%
Madison Station MOB	30,096	0%	0%	0%	100%	0%	0%	0%
Apache Junction Medical Plaza	26,901	0%	0%	34%	36%	0%	0%	30%
Santa Fe Professional Plaza	24,896	4%	3%	31%	23%	32%	0%	7%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B	12,790	0%	0%	0%	11%	38%	33%	18%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	0%	100%

Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,216	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	0%	100%	0%	0%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	0%	100%
Health Center at Hamburg	15,400	0%	0%	0%	0%	0%	0%	100%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	0%	21%	17%	62%	0%
Family Doctor's MOB	12,050	0%	0%	100%	0%	0%	0%	0%
Beaumont Sleep Center	11,556	0%	0%	0%	0%	0%	0%	100%
701 South Tonopah Building	10,747	0%	0%	100%	0%	0%	0%	0%
The Children's Clinic at Springdale	9,761	0%	0%	0%	0%	100%	0%	0%
5004 Pool Road MOB	4,400	0%	0%	0%	100%	0%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - Newtown	8,100	0%	0%	100%	0%	0%	0%	0%
Chesterbrook Academy - New Britain	7,998	0%	100%	0%	0%	0%	0%	0%

Ambulatory Care Centers:
Hanover Emergency Center	22,000	0%	0%	0%	0%	0%	100%	0%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	0%	100%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	0%	100%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	0%	0%	0%	100%
Sub-total Other Investments	2,681,579	16%	12%	14%	12%	12%	7%	27%
Total	3,727,415	15%	8%	23%	9%	8%	5%	32%

(a)	The estimated market rates related to the 2020 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 0% to 3%.
(b)	The estimated market rates related to the 2020 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 1% to 2%.
(c)	The estimated market rates related to the 2020 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 4%.
(d)	The estimated market rates related to the 2020 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 5%.
(e)	The estimated market rates related to the 2020 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 1%.
(f)	The estimated market rates related to the 2020 expiring RSF are greaterr than the lease rates on the expiring leases by an average of approximately 3%.

On a combined basis, based upon the aggregate revenues and square footage for the hospital facilities owned as of December 31, 2019 and 2018, the average effective annual rental per square foot was $20.55 and $18.28, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2019 and 2018, the average effective annual rental per square foot was $30.27 and $29.65, respectively, excluding an early lease termination fee and hurricane business interruption insurance recovery proceeds during 2018. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our properties owned as of December 31, 2019 and 2018, the average effective annual rental per square foot was $27.41 and $25.99, respectively, excluding an early lease termination fee and hurricane business interruption insurance recovery proceeds during 2018. The estimated average occupied square footage for 2019 was calculated by averaging the unavailable rentable square footage on January 1, 2019 and January 1, 2020. The estimated average occupied square footage for 2018 was calculated by averaging the unavailable rentable square footage on January 1, 2018 and January 1, 2019.

During 2019, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised approximately 10% of our consolidated revenues.  Additionally, none of the properties had book values greater than 10% of our consolidated assets as of December 31, 2019. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2019. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2019, based upon average occupied square feet for McAllen Medical Center:

Property	2019 Average Occupied Square Feet	2019 Revenues	2019 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,467,823	$17.68

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2019.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2020	0	0	$0	0%
2021	476,420	3	10,771,514	12%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
2026	422,276	1	7,467,823	9%
2027	0	0	0	0%
2028	0	0	0	0%
2029	0	0	0	0%
Thereafter	0	0	0	0%
Subtotal-hospital facilities	898,696	4	$18,239,337	21%
Other consolidated properties
2020	240,576	81	$7,765,914	9%
2021	357,638	69	10,390,456	12%
2022	280,664	64	8,523,076	10%
2023	300,829	57	8,548,656	10%
2024	141,253	29	4,179,363	5%
2025	159,947	22	4,712,228	5%
2026	125,499	19	3,615,496	4%
2027	159,210	12	4,812,299	6%
2028	29,375	6	965,482	1%
2029	22,529	4	663,594	1%
Thereafter	127,819	9	3,788,030	4%
Subtotal-other consolidated properties	1,945,339	372	$57,964,594	67%
Other unconsolidated properties (MOBs)
2020	65,053	9	$2,183,139	3%
2021	10,191	5	319,898	0%
2022	36,233	10	1,141,497	1%
2023	12,641	4	550,917	1%
2024	36,708	7	1,270,206	1%
2025	47,571	6	1,406,729	2%
2026	81,353	10	2,347,795	3%
2027	12,331	4	577,633	1%
2028	9,318	2	289,347	0%
2029	0	0	-	0%
Thereafter	0	0	-	0%
Subtotal-other unconsolidated properties	311,399	57	$10,087,161	12%
Total all properties at December 31, 2019	3,155,434	433	$86,291,092	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2019 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2019 and also includes the bonus rentals earned on the UHS hospital facilities.

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

Holders

As of January 31, 2020, there were approximately 307 shareholders of record of our shares of beneficial interest.

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

Stock Price Performance Graph

The following graph compares our performance with that of the S&P 500 and a group of peer companies, where performance has been weighted based on market capitalization. Companies in our peer group are as follows: Healthpeak Properties, Inc. (previously known as HCP, Inc.), Omega Healthcare Investors, Inc., Welltower, Inc. (previously known as Health Care REIT, Inc.), Healthcare Realty Trust, Inc., LTC Properties, Inc., and National Health Investors, Inc.

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2014.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 14	Dec 15	Dec 16	Dec 17	Dec 18	Dec 19
Universal Health Realty Income Trust	$100	$109.52	$150.23	$178.51	$151.93	$299.21
S&P 500 Index	$100	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100	$94.32	$94.43	$92.99	$106.66	$132.65

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2019. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2019	2018	2017	2016	2015
Operating Results:
Total revenues(1)	$77,163	$76,210	$72,348	$67,081	$63,950
Net income(2)	$18,964	$24,196	$45,619	$17,215	$23,691
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$432,507	$437,730	$446,397	$447,240	$390,496
Investments in LLCs, net of liabilities(1)(3)	5,062	2,760	2,776	33,731	30,492
Intangible assets, net of accumulated amortization	14,553	17,407	20,559	23,815	19,757
Total assets(1)	488,789	483,756	490,008	524,750	458,503
Total indebtedness, including debt premium(1)(4)	273,694	261,281	256,409	315,717	252,306
Other Data:
Funds from operations	$44,024	$45,034	$42,228	$41,559	$38,349
Cash provided by (used in):
Operating activities	42,652	42,928	46,005	40,733	38,178
Investing activities	(16,472)	(7,959)	39,461	(74,834)	(44,309)
Financing activities	(25,106)	(33,320)	(86,009)	34,137	6,164
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.38	$1.76	$3.35	$1.28	$1.78
Diluted earnings per share:
Total diluted earnings per share(2)	$1.38	$1.76	$3.35	$1.28	$1.78
Diluted funds from operations per share:
Total diluted funds from operations per share	$3.20	$3.28	$3.10	$3.09	$2.88
Dividends per share	$2.720	$2.680	$2.640	$2.600	$2.560
Other Information
Weighted average number of shares outstanding—basic	13,732	13,722	13,625	13,464	13,293
Weighted average number of shares and share equivalents outstanding—diluted	13,752	13,722	13,625	13,468	13,301

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the accounts of our consolidated investments.

(2)

Net income and earnings per share during 2019 includes $2.0 million of net gains (net of related transaction costs) related to sales of real estate assets. Net income and earnings per share during 2018 includes (i) $4.5 million of hurricane recovery proceeds in excess of damaged property write-downs; (ii) $1.2 million of hurricane-related business interruption insurance recovery proceeds (approximately $500,000 of which related to 2017), and; (iii) $1.7 million of revenue related to a lease termination agreement. Net income and earnings per share during 2017 includes: (i) $2.0 million of hurricane recovery proceeds received in excess of damaged property write-downs, and; (ii) a $27.2 million net gain (net of related transaction costs) recorded in connection with the Arlington transaction, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”. Net income and earnings per share during 2015 includes: (i) an $8.7 million gain recorded in connection with a property exchange transaction.

(3)

In September, 2019, as discussed in Note 3 “New Construction, Acquisitions, Dispositions and Property Exchange Transaction”, we entered into an agreement whereby we will own a 95% ownership interest in Grayson Properties II LP, which will develop, construct, own and operate the Texoma Medical Plaza II. During 2019, we invested $2.0 million in this project. As also discussed in Note 3, in March, 2017, Arlington Medical Properties, LLC a formerly jointly-owned LLC in which we held an 85% non-controlling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building which generated $57.3 million of net cash proceeds to us. Investments in LLCs at December 31, 2015 and 2016 includes a member loan issued to St. Mary’s Professional Office Building, amounting to $22.7 million and $21.6 million, respectively, which was repaid to us in 2017 when the real estate assets were sold.

(4)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $26.6 million as of December 31, 2019, $27.3 million as of December 31, 2018, $27.8 million as of December 31, 2017, $28.4 million as of December 31, 2016 and $28.9 million as of December 31, 2015. (See Note 8 to the consolidated financial statements).

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented. We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs during 2018 and 2017 since we believe that these gains are similar in nature and have the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition. To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO for each of the last five years is shown below:

	(000s)
	2019	2018	2017	2016	2015
Net income	$18,964	$24,196	$45,619	$17,215	$23,691
Depreciation and amortization expense on real property/intangibles:
Consolidated investments	25,870	24,337	24,598	22,493	21,710
Unconsolidated affiliates	1,141	1,036	1,240	1,851	1,690
Less gains:
Gain on property exchange	—	—	—	—	(8,742)
Gains on sales of real estate assets	(1,951)	—	—	—	—
Gain on Arlington transaction	—	—	(27,196)	—	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)	(2,033)	—	—
Funds From Operations	$44,024	$45,034	$42,228	$41,559	$38,349
Weighted average number of shares and equivalents outstanding – Diluted	13,752	13,722	13,625	13,468	13,301
Funds From Operations per diluted share	$3.20	$3.28	$3.10	$3.09	$2.88

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of February 26, 2020, we have seventy-one real estate investments or commitments in twenty states consisting of:

•

seven hospital facilities consisting of three acute care, one behavioral health care (currently under construction), one rehabilitation (currently vacant) and two sub-acute (one of which is currently vacant);

•	four free-standing emergency departments (“FEDs”);
•	fifty-six medical/office buildings, including five owned by unconsolidated LLCs/LPs, one of which is currently under construction, and;
•	four preschool and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

a substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 31%, 30% and 32% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases;

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
•

the outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 31% of our consolidated revenues during the year ended December 31, 2019, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein;

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

•	the impact of property values and results of operations of severe weather conditions, including the effects of hurricanes;
•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;
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

•

pending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business;

•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was stayed and has been appealed. On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which ACA provisions should be stricken with the mandate. It is likely this matter will ultimately be appealed to the U.S. Supreme Court.  We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business;

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

•

competition for properties include, but are not limited to, other REITs, private investors and firms, banks and other companies, including UHS.  In addition, we may face competition from other REITs for our tenants;

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

We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Purchase Accounting for Acquisition of Investments in Real Estate:  Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, we account for our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets and prohibits the recognition of goodwill or bargain purchase gains. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

Results of Operations

Year ended December 31, 2019 as compared to the year ended December 31, 2018:

For the year ended December 31, 2019, net income was $19.0 million as compared to $24.2 million during 2018.  The $5.2 million decrease was primarily attributable to:

•	$4.5 million decrease resulting from the Hurricane Harvey related insurance recovery proceeds received in excess of property damage write-offs recorded during 2018;
•

$1.2 million decrease resulting from the Hurricane Harvey related business interruption insurance recovery proceeds received recorded during 2018, including approximately $500,000 which related to 2017;

•

$1.7 million decrease resulting from the income recorded during 2018 in connection with a lease termination agreement entered into during the second quarter of 2018 related to a single tenant MOB located in Texas that terminated a lease that was scheduled to expire in July, 2020;

•	$2.0 million increase resulting from gains recorded during 2019 related to the sale of the Kings Crossing II MOB and the sale of a parcel of land;
•

$600,000 increase related to a short-term lease on a hospital facility located in Evansville, Indiana (lease term of June 1, 2019 through September 30, 2019), that was entered into at a substantially increased lease rate as compared to the original lease which expired on May 31, 2019 (the facility has been vacant since September 30, 2019);

•	$434,000 decrease resulting from the June 1, 2019 expiration of a lease on a hospital facility located in Corpus Christi, Texas (the facility has been vacant since June 1, 2019);
•	$563,000 increase in bonus rental revenue related to the UHS hospital facilities, and;
•

$581,000 of other combined net decreases, including an increase in interest expense due primarily to increases in our average outstanding borrowings, and average cost of borrowings, pursuant to our revolving credit agreement.

Total revenues increased $1.0 million, or 1.3%, during 2019 as compared to 2018. The increase was due primarily to: (i) a $563,000 increase in the bonus rental revenue generated on the UHS hospital facilities; (ii) a $718,000 increase resulting from the increased rental rate in connection with a short-term lease covering the period of June 1, 2019 through September 30, 2019 on a hospital facility located in Evansville, Indiana, that was vacated on September 30, 2019 (see Hospital Leases below), and; (iii)  a $428,000 decrease resulting from the June 1, 2019 lease expiration and tenant vacancy at a hospital facility located in Corpus Christi, Texas, (see Hospital Leases below).

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities (as discussed herein), which totaled $19.1 million and $18.6 million for the years ended December 31, 2019 and 2018, respectively.  Our operating expenses for 2019 include expenses associated with the lease expirations at two of our hospital facilities, which are currently vacant, of approximately $370,000 in the aggregate for the year ended December 31, 2019.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses of included in base rental amounts.  Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income.

During 2019, we had a total of 62 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 24% of the aggregate rentable square feet of these properties (17% related to renewed leases and 7% related to new leases). During 2018, we had a total of 34 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 17% of the aggregate rentable square feet of these properties (14% related to renewed leases and 3% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, remained relatively unchanged during 2019 and decreased 3% during 2018. The weighted-average tenant improvement costs associated with new or renewed leases was approximately $15 and $10 per square foot during 2019 and 2018, respectively. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 2% of base rental revenue over the term of the leases during 2019 and 4% of base rental revenue over the term of the leases during 2018. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.4% and 0.5% of the future aggregate base rental revenue over the lease terms during 2019 and 2018, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions and hurricane recovery proceeds in excess of damaged property write-downs during the periods presented. We adjusted for hurricane insurance recovery proceeds in excess of damaged property write-downs for the twelve months of 2018 since we believe that this gain is similar in nature and has the same characteristics as an adjustment for gains/losses resulting from the sale of depreciable property, which are required to be excluded from FFO under NAREIT’s definition. To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for 2019 and 2018 (in thousands):

	2019	2018
Net income	$18,964	$24,196
Depreciation and amortization expense on consolidated investments	25,870	24,337
Depreciation and amortization expense on unconsolidated affiliates	1,141	1,036
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)
Gains on sales of real estate assets	(1,951)	—
Funds From Operations	$44,024	$45,034

Weighted average number of shares outstanding - Diluted	13,752	13,722
Funds From Operations per diluted share	$3.20	$3.28

Our FFO decreased $1.0 million, or $.08 per diluted share, during 2019 as compared to 2018 due primarily to: (i) a decrease of approximately $1.7 million, or $.12 per diluted share, resulting from a lease termination agreement entered into during 2018 on a single-tenant medical office building located in Texas (this agreement terminated a lease that was scheduled to expire in July, 2020); (ii) a decrease of approximately $500,000, or $.04 per diluted share, resulting from business interruption insurance recovery proceeds recorded during 2018 that related to the period of August through December of 2017; (iii) an increase of approximately $400,000, or $.03 per diluted share, consisting of non-recurring repairs and remediation expenses incurred during 2018 at one of our medical office buildings; (iv) an increase of approximately $563,000, or $.04 per diluted share, resulting from an increase in bonus rent from UHS hospital facilities, and; (v) other combined net increase of approximately $275,000, or $.02 per diluted share.

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

Included in our financial results for the year ended December 31, 2018 are hurricane insurance recoveries of approximately $4.5 million consisting of recovery proceeds in excess of the damaged property write-downs.  Additionally, during 2018, we recorded approximately $1.2 million of hurricane business interruption insurance recoveries in connection with the damage sustained from Hurricane Harvey.  Included in this amount, which covered the period of late August, 2017 through the second quarter of 2018 (after satisfaction of the applicable deductibles), was approximately $500,000 related to the period of August, 2017 through December, 2017.

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

Hospital Leases

Included in our portfolio are six hospital facilities, including two which are currently vacant since the leases were not renewed upon expiration of the lease terms on June 1st and September 30th of 2019. The revenues generated by these six hospital facilities comprised approximately 26%, 25% and 26% of our consolidated revenues in 2019, 2018 and 2017, respectively. The combined revenues generated from the leases on the three UHS hospital facilities, which have existing lease terms that are scheduled to expire in 2021 (two hospitals) or 2026 (one hospital), accounted for approximately 22%, 21% and 22% of our consolidated revenues in 2019, 2018 and 2017, respectively. The combined revenues generated from the leases on the two hospital facilities vacated during 2019 comprised approximately 2% of our consolidated revenues during each of 2019, 2018 and 2017.

The two hospital facilities which are currently vacant since the expiration of their leases during 2019 are located in Evansville, Indiana, and Corpus Christi, Texas. The former tenant in the Evansville, Indiana, hospital entered into a short-term lease with us, covering the period of June 1, 2019 through September 30, 2019, at a substantially increased lease rate as compared to the original lease rate. The lease revenue generated from this facility amounted to $1.4 million during the first nine months of 2019 that it was under lease and occupied, as compared to $714,000 for the year ended December 31, 2018. The hospital in Corpus Christi, Texas, which has been vacant since June 1, 2019, generated revenues of $310,000 during 2019 as compared to $738,000 during 2018.

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

Year ended December 31, 2018 as compared to the year ended December 31, 2017:

For the year ended December 31, 2018, net income was $24.2 million as compared to $45.6 million during 2017.  The $21.4 million decrease was primarily attributable to:

•

a $27.2 million decrease due to the gain recorded during the first quarter of 2017 in connection with our purchase of the minority interest in, and subsequent divestiture of, the St. Mary’s Professional Office Building (“Arlington transaction”);

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

Below is a reconciliation of our reported net income to FFO for 2018 and 2017 (in thousands):

	2018	2017
Net income	$24,196	$45,619
Depreciation and amortization expense on consolidated investments	24,337	24,598
Depreciation and amortization expense on unconsolidated affiliates	1,036	1,240
Hurricane insurance recovery proceeds in excess of damaged property write-downs	(4,535)	(2,033)
Gain on Arlington transaction	—	(27,196)
Funds From Operations	$45,034	$42,228

Weighted average number of shares and equivalents outstanding - Diluted	13,722	13,625
Funds From Operations per diluted share	$3.28	$3.10

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

Liquidity and Capital Resources

Year ended December 31, 2019 as compared to December 31, 2018:

Net cash provided by operating activities

Net cash provided by operating activities was $42.7 million during 2019 as compared to $42.9 million during 2018.  The $275,000 decrease was attributable to:

•

an unfavorable change of approximately $1.6 million due to a decrease in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs and gains on sales of real estate assets), as discussed above.  This decrease was due primarily to $1.7 million of income recorded during 2018 in connection a lease termination agreement on a single-tenant MOB located in Texas, that terminated a lease that was scheduled to expire in July, 2020;

•

an unfavorable change of $1.8 million in tenant reserves, deposits and deferred and prepaid rents, primarily resulting from cash received in 2018 from various tenants as reimbursement for their share of the cost of certain tenant improvements;

•	a favorable change of $711,000 in lease and other receivables;
•	a favorable change of $299,000 in leasing costs paid;
•	a favorable change of $1.3 million in accrued expenses and other liabilities due to timing of disbursements, and;
•	other combined net favorable changes of $796,000.

Net cash used in investing activities

Net cash used in investing activities was $16.5 million during 2019 as compared to $8.0 million during 2018.

2019:

During 2019, $16.5 million of net cash was used in investing activities as follows:

•

spent $2.1 million to fund equity investments in unconsolidated LLCs/LPs, including $1.6 million related to the construction costs for the Texoma Medical Plaza II located in Denison, Texas, that is currently being constructed;

•

spent approximately $12.3 million for capital additions to real estate investments including $5.9 million related to a new 108-bed behavioral health care hospital located in Clive, Iowa, that is under construction, as well as tenant improvements at various MOBs;

•

spent approximately $5.1 million to acquire the Bellin Health Family Medicine Center, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions, Dispositions and Property Exchange Transaction;

•

received $318,000 of cash distributions in excess of income received from our unconsolidated LLCs ($2.1 million of cash distributions received less $1.8 million of equity in income of unconsolidated LLCs), and;

•	received approximately $2.8 million of combined cash proceeds from the sales of real estate assets consisting of an MOB located in Kingwood, Texas, and a parcel of land.

2018:

During 2018, $8.0 million of net cash was used in investing activities as follows:

•	spent $820,000 to fund equity investments in various unconsolidated LLCs;
•	spent approximately $8.3 million for additions to real estate investments, consisting primarily of hurricane related repairs at certain MOBs and tenant improvements at various MOBs;

•

spent approximately $4.1 million to acquire the Beaumont Medical Sleep Center Building, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions, Dispositions and Property Exchange Transaction;

•	spent $192,000 for hurricane related remediation expenses;
•

received $834,000 of cash distributions in excess of income received from our unconsolidated LLCs ($2.6 million of cash distributions received less $1.8 million of equity in income of unconsolidated LLCs), and;

•	received approximately $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs.

Net cash used in financing activities

Net cash used in financing activities was $25.1 million during 2019, as compared to $33.3 million during 2018.

2019:

The $25.1 million of cash used in financing activities during 2019 consisted of:

•	received $16.6 million of additional net borrowings on our revolving line of credit;
•	received $211,000 of net cash from the issuance of shares of beneficial interest;
•	paid $221,000 to repurchase shares of our common stock in connection with income tax withholding obligations related to stock-based compensation;
•	paid $37.4 million of dividends;
•

paid $4.2 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement, and;

•	paid $35,000 of financing costs

2018:

The $33.3 million of cash used in financing activities during 2018 consisted of:

•	received $15.4 million of additional net borrowings on our revolving line of credit;
•

received $13.0 million of proceeds related to a new mortgage note payable refinancing that are non-recourse to us (these proceeds were utilized to repay outstanding borrowings under our revolving credit facility);

•	received $229,000 of net cash from the issuance of shares of beneficial interest;
•	paid $36.8 million of dividends;
•	repaid $23.4 million on mortgage notes payable that are non-recourse to us (one of which was subsequently refinanced with a new $13.0 million mortgage), and;
•	paid $1.7 million of financing costs related to the revolving credit agreement and a new mortgage note payable that is non-recourse to us.

Year ended December 31, 2018 as compared to December 31, 2017:

Net cash provided by operating activities

Net cash provided by operating activities was $42.9 million during 2018 as compared to $46.0 million during 2017.  The $3.1 million decrease was attributable to:

•

a favorable change of approximately $3.1 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization of debt premium, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gain on Arlington transaction). This increase included $1.7 million of income recording during 2018 in connection a lease termination agreement on a single-tenant MOB located in Texas, that terminated a lease that was scheduled to expire in July, 2020;

•

an unfavorable change of $3.8 million in tenant reserves, deposits and deferred and prepaid rents, consisting primarily of $4.6 million received in 2017 from a tenant as reimbursement for their share of the cost of certain tenant improvements;

•	a favorable change of $384,000 in lease receivable;

•	an unfavorable change of $614,000 in leasing costs paid;
•	an unfavorable change of $1.3 million in accrued expenses and other liabilities due to timing of disbursements, and;
•	other combined net unfavorable changes of approximately $900,000

Net cash (used in)/provided by investing activities

Net cash used in investing activities was $8.0 million during 2018 as compared to $39.5 million of net cash provided by investing activities during 2017. The factors contributing to the $8.0 million of net cash used in investing activities during 2018 are detailed above.

2017:

The $39.5 million of net cash was provided by investing activities during 2017 consisted of:

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
•

received $65.2 million of net cash proceeds (net of closing costs) generated in connection with the divestiture of St. Mary’s Professional Office Building, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions, Dispositions and Property Exchange Transaction;

•	received $216,000 of installment repayments in connection with a member loan advanced to an LLC, and;
•

received $1.2 million of cash distributions in excess of income received from our unconsolidated LLCs ($3.6 million of cash distributions received less $2.4 million of equity in income of unconsolidated LLCs).

Net cash used in financing activities

Net cash used in financing activities was $33.3 million during 2018, as compared to $86.0 million during 2017.  The factors contributing to the $33.3 million of net cash used in financing activities during 2018 are detailed above.

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

Additional cash flow and dividends paid information for 2019, 2018 and 2017:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $42.7 million during 2019, $42.9 million during 2018 and $46.0 million during 2017. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization of debt premium, stock-based compensation expense, hurricane insurance recovery proceeds in excess of damaged property write-downs, hurricane related expenses and recoveries and gains on transactions (as applicable), are the primary differences between our net income and net cash provided by operating activities for each year. In addition, as reflected in the cash flows from investing activities section, we received $318,000 during 2019, $834,000 during 2018 and $1.2 million during 2017, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. These cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $43.0 million during 2019, $43.8 million during 2018 and $47.2 million during 2017, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We paid dividends of $37.4 million during 2019, $36.8 million during 2018 and $36.1 million during 2017. During 2019, the $43.0 million of cash generated from the operating activities of our properties was $5.6 million greater than the $37.4 million of dividends paid. During 2018, the $43.8 million of cash generated from the operating activities of our properties was $7.0 million greater than the $36.8 million of dividends paid.  During 2017, the $47.2 million of cash generated related to the operating activities of our properties was approximately $11.1 million greater than that $36.1 million of dividends paid.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $87.0 million of available borrowing capacity, net of outstanding borrowings as of December 31, 2019);   (ii)  borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2019, the applicable margin over the LIBOR rate was 1.2%, the margin over the Base Rate was 0.2%, and the facility fee was 0.20%.

At December 31, 2019, we had $213.0 million of outstanding borrowings under our Credit Agreement and $87.0 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $213.0 million at December 31, 2019. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2019, 2018 and, 2017 was $198.3 million, $191.4 million and $182.4 million, respectively, with corresponding effective interest rates of 3.7%, 3.5% and 2.8%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2019 and 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2019 and 2018, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$167,181	$125,000	$181,203
Total leverage	< 60%	42.3%	< 60%	41.3%
Secured leverage	< 30%	9.1%	< 30%	9.8%
Unencumbered leverage	< 60%	38.5%	< 60%	37.6%
Fixed charge coverage	> 1.50x	4.0x	> 1.50x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2019 and 2018 (amounts in thousands):

	As of 12/31/2019			As of 12/31/2018
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Corpus Christi, TX, fixed rate mortgage loan (b.)	6.50%	July, 2019	$-	$2,519
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,654	5,861
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,721	5,928
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,661	4,806
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,727	6,871
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,196	13,198
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	3,492	4,020
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,961	9,194
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,732	12,948
Total, excluding net debt premium and net financing fees			61,144	65,345
Less net financing fees			(594)	(711)
Plus net debt premium			194	247
Total mortgage notes payable, non-recourse to us, net			$60,744	$64,881

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	On April 2, 2019, the $2.5 million fixed rate mortgage loan on Corpus Christi, TX, was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2019 had a combined carrying value of $61.1 million and a combined fair value of approximately $63.1 million. At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $65.3 million and these mortgages had a combined fair value of approximately $64.9 million.

The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “Level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2019 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	More than 5 years
Long-term non-recourse debt-fixed (a) (b)	$61,144	$1,913	$14,278	$25,442	$19,511
Long-term debt-variable (c)	212,950	—	212,950	—	—
Estimated future interest payments on debt outstanding as of December 31, 2019 (d)	29,555	8,922	12,620	2,735	5,278
Operating leases (e)	27,842	480	960	960	25,442
Construction commitments (f)	45,981	45,981	—	—	—
Equity and debt financing commitments (g)	362	362	—	—	—
Total contractual obligations	$377,834	$57,658	$240,808	$29,137	$50,231

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with an aggregate fair value of approximately $63.1 million as of December 31, 2019. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $26.6 million of combined third-party debt outstanding as of December 31, 2019, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $213.0 million of borrowings outstanding as of December 31, 2019 under the terms of our $300 million Credit Agreement which matures on March 28, 2022. The amount outstanding approximates fair value as of December 31, 2019.

(d)

Assumes that all debt outstanding as of December 31, 2019, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2019. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2019, as discussed in Note 4-Leases to the Consolidated Financial Statements, in connection with ground leases at fourteen of our consolidated properties.

(f)

Consists of the remaining estimated construction costs of two new construction projects, consisting of a 108-bed behavioral health care facility located in Clive, Iowa, and a 75,000 rentable square foot MOB located in Denison, Texas, both of which are expected to be completed in late 2020. We are required to build these facilities pursuant to agreements with third parties.

(g)	Consists of equity investment and debt financing commitments remaining in connection with our investment at Forney Medical Plaza II.

Off Balance Sheet Arrangements

As of December 31, 2019, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 3 to the consolidated financial statements for completed transactions.

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

At December 31, 2019, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivative. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

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

Financial Instruments

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of a 1.144%. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2019, the fair value of our interest rate swap was a net asset of $1.0 million which is included in other assets on the accompanying balance sheet. From inception of the swap agreement through December 31, 2019 we received or accrued approximately $108,000 in payments made to us by the counterparty pursuant to the terms of the swap.   Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

In January, 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of a 1.4975%.  The interest rate swap became effective on January 15, 2020 and is scheduled to mature on January 16, 2024. If the one-month LIBOR is above 1.4975%, the counterparty pays us, and if the one-month LIBOR is less than 1.4975%, we pay the counterparty, the difference between the fixed rate of 1.4975% and one-month LIBOR.

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  This interest rate cap became effective in January, 2017 and expired in March 2019. In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through the March, 2019 expiration, we received approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000. This interest rate cap became effective in October, 2016 and expired in March, 2019. In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap. From inception through the March, 2019 expiration, we received approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2019, the fair value and carrying-value of our debt is approximately $276.1 million and $274.1 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.0 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, and the $35 million swap agreement entered into in January, 2020. For debt obligations, the amounts of which are as of December 31, 2019, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$1,913	$2,081	$12,197	$11,892	$13,550	$19,511	$61,144
Average interest rates	4.3%	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$—	$212,950	$—	$—	$—	$212,950
Average interest rates	3.0%	3.0%	3.0%	—	—	—	3.0%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$50,000	$—	$50,000
Interest rates	—	—	—	—	1.1%	—	1.1%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $213.0 million of outstanding borrowings under the terms of our $300 million revolving credit agreement.

(c)

Includes a $50.0 million interest rate swap that became effective on September 16, 2019, as mentioned above, as well as a $35.0 million interest rate swap that became effective on January 15, 2020, as mentioned above.  Both of these interest rate swaps are scheduled to mature during 2024.

As calculated based upon our variable rate debt outstanding as of December 31, 2019 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.6 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

On January 1, 2019, we adopted ASC 842.  In connection with our adoption of ASC 842, we did implement changes to our internal controls relating to leases.  These changes included the development of new policies, enhanced contract review requirements and other ongoing monitoring activities.  These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures.

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2020

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

3.3	Amended and restated bylaws previously filed as Exhibit 3.1 to the Trust’s Current Report on Form 8-K dated September 28, 2016 is incorporated herein by reference.

3.4	Amendment to the bylaws, effective as of September 6, 2013, previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K dated September 6, 2013, is incorporated herein by reference.
4.1	Description of Securities of the Registrant.

10.1	Amended and Restated Advisory Agreement dated December 24, 1986, effective January 1, 2019, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is incorporated herein by reference.

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

10.13

Agreement dated December 4, 2019, to renew Amended and Restated Advisory Agreement dated as of December 24,  1986, effective January 1, 2019, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2020

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 26, 2020

/S/ MICHAEL ALLAN DOMB Michael Allan Domb	Trustee	February 26, 2020

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 26, 2020

/S/ Marc D. Miller Marc D. Miller	Trustee	February 26, 2020

/S/ James P. Morey James P. Morey	Trustee	February 26, 2020

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of net real estate investments

As discussed in note 1 to the consolidated financial statements, the net real estate investment balance as of December 31, 2019 was $433 million. The Company tests net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability test.

We identified the assessment of the carrying value of net real estate investments as a critical audit matter. There is a high degree of subjective and complex auditor judgement in evaluating the relevant events or changes in circumstances that may indicate the carrying value of the asset may not be recoverable. As applicable, current market rents, future growth rates and capitalization rate assumptions used to estimate the expected cash flows were challenging to test, as the sensitivity of minor changes to those assumptions could have a significant effect on the assessment of the carrying value of the asset.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment process, including controls over identification and evaluation of events or changes in circumstances that may indicate the carrying amount of net real estate investments may not be recoverable. We examined the Company’s impairment indicator assessment, which included an evaluation that all of the Company’s net real estate investments were analyzed and potential impairment indicators were identified in the assessment. We performed an independent assessment of changes in property operating metrics and general market conditions related to individual net real estate investments and compared the results of that assessment to the Company’s analysis. We read board of trustees meeting minutes and inquired with certain members of operating management to identify any significant adverse changes in the extent or manner in which net real estate investments are being used and their physical condition, legal factors and current strategies.

For properties that had impairment indicators that required further analysis, our primary procedures included the following. We tested certain internal controls over the Company’s process for evaluating recoverability, including controls related to the determination of current market rents, future growth rates and capitalization rate assumptions. We involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the Company’s estimates of current market rents, future growth rates and capitalization rates by comparing these assumptions against a range that was independently developed using publicly available market data for comparable assets.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 26, 2020

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2019	2018
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$572,503	$557,650
Accumulated depreciation	(194,888)	(173,316)
	377,615	384,334
Land	54,892	53,396
Net Real Estate Investments	432,507	437,730
Investments in limited liability companies ("LLCs")	6,918	5,019
Other Assets:
Cash and cash equivalents	6,110	5,036
Lease and other receivables from UHS	2,963	2,739
Lease receivable - other	7,640	7,469
Intangible assets (net of accumulated amortization of $26.5 million and $27.6 million, respectively)	14,553	17,407
Right-of-use land assets, net	8,944	—
Deferred charges and other assets, net	9,154	8,356
Total Assets	$488,789	$483,756
Liabilities:
Line of credit borrowings	$212,950	$196,400
Mortgage notes payable, non-recourse to us, net	60,744	64,881
Accrued interest	374	450
Accrued expenses and other liabilities	12,888	11,765
Ground lease liabilities, net	8,944	—
Tenant reserves, deposits and deferred and prepaid rents	11,155	11,650
Total Liabilities	307,055	285,146
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2019 - 13,757,498; 2018 - 13,746,803	138	137
Capital in excess of par value	266,723	266,031
Cumulative net income	661,280	642,316
Cumulative dividends	(747,417)	(710,006)
Accumulated other comprehensive income	1,010	132
Total Equity	181,734	198,610
Total Liabilities and Equity	$488,789	$483,756

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues:
Lease revenue - UHS facilities (a.)	$23,095	$22,661	$22,611
Lease revenue- Non-related parties	52,020	50,466	48,642
Other revenue - UHS facilities	867	338	204
Other revenue - Non-related parties	1,181	2,745	891
	77,163	76,210	72,348
Expenses:
Depreciation and amortization	25,870	24,976	25,116
Advisory fees to UHS	3,974	3,806	3,577
Other operating expenses	21,569	20,723	19,511
Transaction costs	—	—	107
Hurricane related expenses	—	—	4,967
Hurricane insurance recoveries	—	—	(4,967)
	51,413	49,505	48,311
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gains on sales	25,750	26,705	24,037
Equity in income of unconsolidated LLCs	1,796	1,771	2,416
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	4,535	2,033
Hurricane business interruption insurance recovery proceeds	—	1,162	—
Gains on sales of real estate assets	1,951	—	—
Gain on Arlington transaction	—	—	27,196
Interest expense, net	(10,533)	(9,977)	(10,063)
Net income	$18,964	$24,196	$45,619
Basic earnings per share	$1.38	$1.76	$3.35
Diluted earnings per share	$1.38	$1.76	$3.35
Weighted average number of shares outstanding - Basic	13,732	13,722	13,625
Weighted average number of share equivalents	20	—	—
Weighted average number of shares and equivalents outstanding - Diluted	13,752	13,722	13,625

(a.) Includes bonus rental on UHS hospital facilities of $5,551, $4,988 and $4,917 for the years ended December 31, 2019, 2018 and 2017, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)

	Year ended December 31,
	2019	2018	2017
Net Income	$18,964	$24,196	$45,619
Other comprehensive income/(loss):
Unrealized derivative gain/(loss) on cash flow hedges	878	(12)	39
Total other comprehensive income/(loss):	878	(12)	39
Total comprehensive income	$19,842	$24,184	$45,658

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2017	13,599	$136	$255,656	$572,501	$(637,121)	$105	$191,277
Shares of Beneficial Interest:
Issued	136	1	9,141	—	—	—	9,142
Restricted stock-based compensation expense	—	—	538	—	—	—	538
Dividends ($2.64/share)	—	—	—	—	(36,054)	—	(36,054)
Comprehensive income:							—
Net income	—	—	—	45,619	—	—	45,619
Unrealized gain on interest rate cap	—	—	—	—	—	39	39
Subtotal - comprehensive income				45,619		39	45,658

January 1, 2018	13,735	137	265,335	618,120	(673,175)	144	210,561
Shares of Beneficial Interest:
Issued	12	—	125	—	—	—	125
Restricted stock-based compensation expense	—	—	571	—	—	—	571
Dividends ($2.68/share)	—	—	—	—	(36,831)	—	(36,831)
Comprehensive income:
Net income	—	—	—	24,196	—	—	24,196
Unrealized loss on interest rate cap	—	—	—	—	—	(12)	(12)
Subtotal - comprehensive income				24,196		(12)	24,184

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued	13	1	211	—	—	—	212
Repurchased	(3)	—	(221)	—	—	—	(221)
Restricted stock-based compensation expense		—	702	—	—	—	702
Dividends ($2.72/share)	—	—	—	—	(37,411)	—	(37,411)
Comprehensive income:
Net income	—	—	—	18,964	—	—	18,964
Unrealized net gain on cash flow hedges	—	—	—	—	—	878	878
Subtotal - comprehensive income				18,964		878	19,842
December 31, 2019	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$18,964	$24,196	$45,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,670	24,763	25,091
Amortization of debt premium	(53)	(50)	(139)
Stock-based compensation expense	702	571	538
Hurricane related expenses	—	—	4,967
Hurricane insurance recoveries	—	—	(4,967)
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	(4,535)	(2,033)
Gains on sales of real estate assets	(1,951)	—	—
Gain on Arlington transaction	—	—	(27,196)
Changes in assets and liabilities:
Lease receivables	(395)	(1,106)	(1,490)
Accrued expenses and other liabilities	478	(823)	441
Tenant reserves, deposits and deferred and prepaid rents	(549)	1,219	4,989
Accrued interest	(76)	(90)	(86)
Leasing costs paid	(1,084)	(1,383)	(769)
Other, net	946	166	1,040
Net cash provided by operating activities	42,652	42,928	46,005
Cash flows from investing activities:
Investments in LLCs	(2,133)	(820)	(532)
Repayments of advances made to LLCs	—	—	216
Cash distributions in excess of income from LLCs	318	834	1,187
Additions to real estate investments, net	(12,320)	(8,263)	(15,313)
Cash proceeds received from sales of real estate assets, net	2,768	—	65,220
Hurricane insurance recoveries for damaged real estate property	—	—	4,967
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	4,535	2,033
Hurricane remediation payments	—	(192)	(1,387)
Net cash paid for acquisition of properties	(5,105)	(4,053)	(9,040)
Cash paid to acquire minority interests in majority-owned LLCs	—	—	(7,890)
Net cash (used in)/provided by investing activities	(16,472)	(7,959)	39,461
Cash flows from financing activities:
Net borrowings on line of credit	16,550	15,350	—
Net repayments on line of credit	—	—	(20,450)
Proceeds from mortgage notes payable	—	13,000	22,600
Repayments of mortgage notes payable	(4,201)	(23,397)	(61,021)
Financing costs paid	(35)	(1,671)	(446)
Repurchase of common shares	(221)	—	—
Dividends paid	(37,411)	(36,831)	(36,054)
Issuance of shares of beneficial interest, net	212	229	9,362
Net cash used in financing activities	(25,106)	(33,320)	(86,009)
Increase/(decrease) in cash and cash equivalents	1,074	1,649	(543)
Cash and cash equivalents, beginning of year	5,036	3,387	3,930
Cash and cash equivalents, end of year	$6,110	$5,036	$3,387
Supplemental disclosures of cash flow information:
Interest paid	$10,025	$9,469	$9,692
Invoices accrued for construction and improvements	$1,485	$924	$546

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of February 26, 2020, we have seventy-one real estate investments located in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care (currently under construction) and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•

fifty-six medical/office buildings (“MOBs”), including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), one of which is currently under construction, and;

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

 Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, we account for our property acquisitions as acquisitions of assets, which requires the capitalization of acquisition costs to the underlying assets and prohibits the recognition of goodwill or bargain purchase gains. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate assumed loans, or loan discounts, in the case of below market assumed loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to amortization expense in the consolidated statements of income over the remaining initial terms of the respective leases.

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

At December 31, 2019, our net intangible assets total $14.6 million (net of $26.5 million accumulated amortization) and primarily consist of the value of in-place leases.  At December 31, 2019, our net intangible value of in-place leases total $12.8 million (net of $25.9 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 4.2 years at December 31, 2019) and are expected to result in estimated aggregate amortization expense of, $2.9 million, $2.5 million, $1.8 million, $1.5 million and $4.1 million for 2020, 2021, 2022, 2023 and 2024 and thereafter, respectively. Amortization expense on intangible values of in place leases was $3.3 million for the year ended December 31, 2019, $3.8 million for the year ended December 31, 2018 and $4.9 million for the year ended December 31, 2017. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2019, our net intangible value of above-market leases total $1.5 million (net of $575,000 of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 7.3 years at December 31, 2019) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $210,000 for each of 2020 and 2021, $206,000 in 2022, $203,000 in 2023 and $710,000 in 2024 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $189,000, $176,000 and $173,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

 Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings ranges from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $21.8 million for the year ended December 31, 2019, $20.5 million for the year ended December 31, 2018 and $19.7 million for the year ended December 31, 2017.

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

Investments in Limited Liability Companies (“LLCs”)

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

Distributions received from equity method investees in the consolidated statements of cash flows are classified based on the nature of the distribution. Returns on investments are presented net of equity in income from unconsolidated investments as cash flows from operating activities.  Returns of investment are classified as cash flows from investing activities.

At December 31, 2019, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction which is scheduled to be completed in late 2020). As of December 31, 2019, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $606 million (unaudited) and $382 million (unaudited), respectively, at December 31, 2019.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $593 million (unaudited) and $384 million (unaudited), respectively, at December 31, 2018.

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

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 10% during 2019, 9% during 2018 and 10% during 2017, of our consolidated revenues.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The guidance amended the existing accounting standards, including the requirement that lessees recognize right-of-use assets and lease liabilities for leases with terms greater than twelve months on their consolidated balance sheet. It also requires disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  The FASB issued ASU 2018-11,

"Leases (Topic 842) Targeted Improvements" in July 2018, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components, and, instead, to account for those components as a single lease component, if certain criteria are met.

We adopted Topic 842 on January 1, 2019, the date it became effective for public companies, and applied the new leasing standard to leases in place as of the effective date using the modified retrospective transition method.  We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. We elected the package of practical expedients and were not required to reassess the following upon adoption: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether leasing costs previously capitalized as initial direct costs would continue to be amortized. This allowed us to continue to account for our existing ground and office space leases as operating leases. Upon adoption, we did not have an adjustment to the opening balance of retained earnings due to the election of these practical expedients. The package of practical expedients provided to lessors allowed us not to separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and, as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries (UHS facilities and Non-related parties) as a single component under Lease revenue in our consolidated statements of income. Upon adoption, we recognized right-of-use assets and lease liabilities for ground leases in which we are the lessee with various third parties, including subsidiaries of UHS, at fourteen of our consolidated properties on the consolidated balance sheet.  See Note 4 for further disclosure around our adoption of the new lease standard.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 23% of our consolidated revenue for the five years ended December 31, 2019 (approximately 22%, 21% and 22% for the years ended December 31, 2019, 2018 and 2017 respectively). In addition, we have seventeen MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding properties under construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2019 (approximately 31%, 30% and 32% for the years ended December 31, 2019, 2018 and 2017, respectively).

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

We are the lessee on eleven ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 30 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $480,000 for the year ended 2019 and $483,000 for each of the years ended 2020, 2021, 2022 and 2023, and an aggregate of $27.7 million thereafter. See Note 4 for further disclosure around our adoption of the new lease standard.

In late July, 2019 and September, 2019 we entered into two separate agreements which are each related to wholly-owned subsidiaries of UHS in connection with properties under construction located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Note 3.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2019 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for 2019, 2018 and 2017 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.0 million during 2019, $3.8 million during 2018 and $3.6 million during 2017 and were based upon average invested real estate assets of $568 million, $544 million and $511 million during 2019, 2018 and 2017, respectively.

Share Ownership:    As of December 31, 2019 and 2018, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2019 (approximately 31%, 30% and 32% for the years ended December 31, 2019, 2018 and 2017, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) NEW CONSTRUCTION, ACQUISITIONS, DISPOSITIONS AND PROPERTY EXCHANGE TRANSACTION

2019:

New Construction:

In September, 2019, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in Grayson Properties II L.P., which will develop, construct, own and operate the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which is scheduled to be completed in late 2020, will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease has been executed with the wholly-owned subsidiary of UHS for approximately 50% of the rentable square feet of the MOB. The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to the initial 50% of the rentable square footage of the property.  The master flex lease provides for a commencement date effective with the completion of the building and issuance of a certificate of occupancy. We have committed to invest up to $17.9 million in equity or member loans on the development and construction of this MOB, which may be reduced if a third-party construction loan is placed on the property, and have invested approximately $2.5 million as of December 31, 2019 (including accrued costs at December 31, 2019).  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In late July, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20 years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center). Construction of this hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020.  The hospital lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated to be $37.5 million and the initial annual rent is estimated to be approximately $2.7 million.  We have invested approximately $6.9 million for land and the development and construction costs of this hospital as of December 31, 2019 (including accrued costs at December 31, 2019).

Acquisition:

In late November, 2019, we acquired the Bellin Health Family Medicine Center located in Escanaba, Michigan for a purchase price of approximately $5.1 million.  The building is 100% leased under the terms of a triple net lease with a remaining initial lease term of approximately eight years at the time of purchase, with four, five-year renewal options.

Dispositions:

In December, 2019, we sold the Kings Crossing II medical office building, located in Kingwood, Texas for a sale price of approximately $2.5 million, net of closing costs.  This divestiture resulted in a gain of approximately $1.7 million which is included in our consolidated statement of income for the year ended December 31, 2019.

During the first quarter of 2019, we sold a parcel of land located at one of our buildings for approximately $250,000.  This divestiture generated approximately $250,000 of cash proceeds to us, net of closing costs, and resulted in a gain of approximately $250,000 which is included in our consolidated statement of income for the year ended December 31, 2019.

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

The aggregate purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed consisting of tangible property and intangible assets and liabilities, based on the fair values estimated at the acquisition dates. The intangible assets consist of the value of the in-place leases at the properties at the time of acquisition, and the intangible liabilities consist of the value of a below-market lease at the time of acquisition. The value of the in-place leases of each property will be amortized over the remaining term of the respective lease at the time of acquisition (aggregate weighted average of 6.4 years at December 31, 2019). The below market lease, which is reflected below as below market intangibles will be amortized over the remaining term of the respective lease.  The estimated aggregate allocation, including transaction costs, is as follows:

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

Summary of Like-Kind Exchange Transactions Pursuant to Section 1031 of the IRS Code:

During 2017, as part of a series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code in connection with the divestiture of St. Mary’s, we acquired an MOB and an FED during 2017 (Health Center at Hamburg located in Pennsylvania and Las Palmas Del Sol Emergency Center located in Texas, as discussed above).  These acquisitions were planned and executed in accordance with the provisions of Section 1031 of the Internal Revenue Code. Therefore, we believe they qualify as tax deferred like-kind exchange transactions in connection with the divestiture of St. Mary’s in March, 2017.

(4) LEASES

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2019.  As a result of our adoption of this practical expedient, we presented $16.7 million of base rental revenue for UHS facilities, $5.0 million of bonus rental revenue for UHS facilities and $935,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the consolidated statements of income for the twelve months ended December 31, 2018 to conform to the 2019 new presentation.  Additionally, we presented $41.3 million of base rental revenues from non-related parties and $9.2 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the consolidated statements of income for the twelve months ended December 31, 2018 to conform to the 2019 new presentation.  We presented $16.9 million of base rental revenue for UHS facilities, $4.9 million of bonus rental revenue for UHS facilities and $806,000 of tenant reimbursement revenue for UHS facilities as a single component (“Lease revenue – UHS facilities”) in the consolidated statements of income for the twelve months ended December 31, 2017 to conform to the 2019 new presentation.  Additionally, we presented $40.3 million of base rental revenues from non-related parties and $8.3 million of tenant reimbursements from non-related parties as a single component (“Lease revenue – Non-related parties”) in the consolidated statements of income for the twelve months ended December 31, 2017 to conform to the 2019 new presentation.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	December 31, 2019
2020	$57,102
2021	50,580
2022	35,030
2023	28,899
2024	23,147
Thereafter	55,482
Total minimum base rents	$250,240

For the year ended December 31,	December 31, 2018
2019	$56,494
2020	50,291
2021	45,357
2022	30,089
2023	24,972
Thereafter	67,288
Total minimum base rents	$274,491

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

ASU 2016-02 requires that lessors expense certain initial direct costs, which were capitalized under the previous leasing standard, as incurred.  Upon adoption, only the incremental costs of signing a lease will be capitalizable, which was consistent to our historical practice.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2019, our consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million.

The components of lease expense payments were as follows (in thousands):

Year ended
December 31,
2019

Operating lease cost	$480
Total lease cost	$480

During the year ended December 31, 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $480,000, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income.  As of and during the year ended December 31, 2019, we did not enter into any lease agreements for our consolidated properties set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2019

Operating Leases
Right-of-use land assets-operating leases	$8,944

Total lease liabilities	$8,944

Weighted Average remaining lease term, years
Operating leases	58.3

Weighted Average discount rate
Operating leases	5.07%

As of December 31, 2019, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2019, 2018 and 2017 was approximately $480,000, $474,000 and $460,000, respectively.  The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee.  We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option.  Maturities of lease liabilities are as follows (amounts in thousands):

Year ending:

2020	$480
2021	480
2022	480
2023	480
2024	480
Later years	25,442
Total undiscounted lease payments	$27,842
Less imputed interest	18,898
Total	$8,944

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March, 2022, includes a $40 million sublimit for letters of credit and a $30 million sub limit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2019, the applicable margin over the LIBOR rate was 1.2%, the margin over the Base Rate was 0.2%, and the facility fee was 0.20%.

At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity. The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $213.0 million at December 31, 2019. There are no compensating balance requirements. The average amount outstanding under our Credit Agreement during the years ended December 31, 2019, 2018 and 2017 was $198.3 million, $191.4 million and $182.4 million, respectively, with corresponding effective interest rates of 3.7%, 3.5% and 2.8%, respectively, including commitment fees.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2019 and 2018. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2019 and 2018, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$167,181	$125,000	$181,203
Total leverage	< 60%	42.3%	< 60%	41.3%
Secured leverage	< 30%	9.1%	< 30%	9.8%
Unencumbered leverage	< 60%	38.5%	< 60%	37.6%
Fixed charge coverage	> 1.50x	4.0x	> 1.50x	4.3x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2019 and 2018  (amounts in thousands):

	As of 12/31/2019			As of 12/31/2018
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
Corpus Christi, TX, fixed rate mortgage loan (b.)	6.50%	July, 2019	$-	$2,519
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,654	5,861
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,721	5,928
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,661	4,806
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,727	6,871
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,196	13,198
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	3,492	4,020
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,961	9,194
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,732	12,948
Total, excluding net debt premium and net financing fees			61,144	65,345
Less net financing fees			(594)	(711)
Plus net debt premium			194	247
Total mortgage notes payable, non-recourse to us, net			$60,744	$64,881

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	On April 2, 2019, the $2.5 million fixed rate mortgage loan on Corpus Christi, TX, was fully repaid utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2019 had a combined carrying value of approximately $61.1 million and a combined fair value of approximately $63.1 million. At December 31, 2018, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $65.3 million and these mortgages had a combined fair value of approximately $64.9 million.

The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2019, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2020	$1,913
2021	2,081
2022 (a.)	225,147
2023	11,892
2024	13,550
Later	19,511
Total	$274,094
(a.)	Includes assumed repayment of $213.0 million of outstanding borrowings under the terms of our $300 million revolving credit agreement scheduled to mature in March, 2022.

Financial Instruments:

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of a 1.144%. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities.  At December 31, 2019, the fair value of our interest rate swap was a net asset of $1.0 million which is included in other assets on the accompanying balance sheet. From inception of the swap agreement through December 31, 2019 we received or accrued approximately $108,000 in payments made to us by the counterparty pursuant to the terms of the swap.   Interest rate swaps designated as cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

In January, 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of a 1.4975%.  The interest rate swap became effective on January 15, 2020 and is scheduled to mature on January 16, 2024. If the one-month LIBOR is above 1.4975%, the counterparty pays us, and if the one-month LIBOR is less than 1.4975%, we pay the counterparty, the difference between the fixed rate of 1.4975% and one-month LIBOR.

During the second quarter of 2016, we entered into an interest rate cap on the total notional amount of $30 million whereby we paid a premium of $115,000.  This interest rate cap became effective in January, 2017 and expired in March 2019. In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.50% and one-month LIBOR if one-month LIBOR rises above 1.50% during the term of the cap. From inception through the March, 2019 expiration, we received approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

During the third quarter of 2016, we entered into an additional interest rate cap agreement on a total notional amount of $30 million whereby we paid a premium of $55,000. This interest rate cap became effective in October, 2016 and expired in March, 2019. In exchange for the premium payment, the counterparties agreed to pay us the difference between 1.5% and one-month LIBOR if one-month LIBOR rises above 1.5% during the term of the cap. From inception through the March, 2019 expiration, we received approximately $205,000 in payments made to us by the counterparties ($61,000 of which was received during the first three months of 2019 and $144,000 of which was received during 2018) pursuant to the terms of this cap.

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2019: $2.72 per share of which $2.48 per share was ordinary income and $.24 per share was total capital gain (there was no Unrecaptured Section 1250 gain in 2019).
•	2018: $2.68 per share of which $2.35 per share was ordinary income and $.33 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.30 per share).
•	2017: $2.64 per share of which $1.47 per share was ordinary income and $1.17 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.453 per share).

 Equity Issuance Program:

Previously, we maintained an at-the-market equity issuance program (“ATM”) pursuant to the terms of which we could sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of approximately $23.3 million to or through Merrill Lynch, Pierce, Fenner and Smith, Incorporated (“Merrill Lynch”), as sales agent and/or principal. The common shares were offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective during the fourth quarter of 2015. During the third quarter of 2017, we met our aggregate sales threshold of $23.3 million pursuant to this program and no shares were issued pursuant to the ATM in 2018 or 2019.

Pursuant to the ATM Program, during the twelve months ended December 31, 2017, there were 127,499 shares issued at an average price of $74.71 per share which generated approximately $9.1 million of net cash proceeds (net of approximately $400,000, consisting of compensation of $238,000 to Merrill Lynch, as well as $162,000 of other various fees and expenses).

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2016 (the “2007 Plan”). An aggregate of 125,000 shares were authorized for issuance under this plan and a total of 106,275 shares, net of cancellations, have been issued pursuant to the terms of this plan, 84,715 of which have vested as of December 31, 2019. At December 31, 2019 there are 18,725 shares remaining for issuance under the terms of the 2007 Plan.

During 2019, there were 10,980 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $84.24 per share ($924,955 in the aggregate). These restricted shares are scheduled to vest in June of 2021 (the second anniversary of the date of grant).

During 2018, there were 10,580 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $61.77 per share ($653,526 in the aggregate). These restricted shares are scheduled to vest in June of 2020 (the second anniversary of the date of grant).

During 2017, there were 8,405 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $73.46 per share ($617,431 in the aggregate). These restricted shares vested in June of 2019 (the second anniversary of the date of grant).

We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $702,000, $575,000 and $538,000 during 2019, 2018 and 2017, respectively. The remaining expense associated with these grants is approximately $815,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2019.

There were no stock options outstanding or exercised during 2019, 2018 or 2017.

(8) SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

In accordance with U. S. GAAP and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

Distributions received from equity method investees in the consolidated statements of cash flows are classified based on the nature of the distribution. Returns on investments are presented net of equity in income from unconsolidated investments as cash flows from operating activities.  Returns of investment are classified as cash flows from investing activities.

At December 31, 2019, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction which is scheduled to be completed in late 2020). As of December 31, 2019, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The following property table represents the five LLCs or LPs in which we own a non-controlling interest (including one that owns an MOB that is currently under construction and is scheduled to be completed in late 2020) and were accounted for under the equity method as of December 31, 2019:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II
(a.)	This LLC has a third-party term loan of $8.1 million, which is non-recourse to us, outstanding as of December 31, 2019.
(b.)

 This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party             term loan, which is non-recourse to us, of $13.7 million, outstanding as of December 31, 2019.

(c.)     We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of December 31, 2019. This LP has a third-party term loan, which is non-recourse to us, of $4.9 million, outstanding as of December 31, 2019.

(d.)

This MOB, currently under construction, will be located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $17.9 million in equity and debt financing, which may be reduced if a third-party construction loan is obtained on the property.  We have incurred approximately $2.5 million of costs as of December 31, 2019 in connection with this property and our related commitment.  The LP will develop, construct, own and operate the Texoma Medical Plaza II which is expected to open in late 2020.

(e.)	We are the lessee with a third party on a ground lease for land.
(f.)	We are the lessee, or have committed to a lease, with a UHS-related party for the land related to this property.

Below are the combined statements of income for the four LLCs/LPs (excluding one that owns an MOB that is currently under construction) accounted for under the equity method at December 31, 2019, 2018 and 2017. The 2017 amounts include the financial results of Arlington Medical Properties, LLC, through the March 13, 2017 divestiture date.

	For the Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Revenues	$10,063	$9,592	$10,673
Operating expenses	4,046	3,557	3,883
Depreciation and amortization	1,758	1,772	1,988
Interest, net	1,295	1,311	1,570
Net income	$2,964	$2,952	$3,232
Our share of net income (a.)	$1,796	$1,771	$2,416

(a.)

Our share of net income during 2017 includes approximately $284,000, of interest income earned by us on an advance made to Arlington Medical Properties, LLC. This advance was repaid to us effective with the previously mentioned Arlington Medical Properties, LLC transaction during March, 2017.

Below are the combined balance sheets for the five above-mentioned LLCs/LPs (including one LP that currently owns an MOB under construction) that were accounted for under the equity method as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(amounts in thousands)
Net property, including construction in progress	$33,207	$31,818
Other assets (a.)	7,452	3,251
Total assets	$40,659	$35,069

Other liabilities (a.)	$6,785	$2,717
Mortgage notes payable, non-recourse to us	26,650	27,256
Equity	7,224	5,096
Total liabilities and equity	$40,659	$35,069

Investments in LLCs before amounts included in accrued expenses and other liabilities	$6,918	$5,019
Amounts included in accrued expenses and other liabilities	(1,856)	(2,258)
Our share of equity in LLCs, net	$5,062	$2,761
(a.)

Other assets and other liabilities as of December 31, 2019 include approximately $3.7 million of right-of-use land assets and right-of-use land liabilities, respectively, related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.

As of December 31, 2019, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2020	$5,422
2021	13,569
2022	216
2023	224
2024	7,219
2025 and thereafter	—
Total	$26,650

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2019	12/31/2018	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan)	$4,926	$5,067	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,658	13,929	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,066	8,260	December, 2024
	$26,650	$27,256
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.

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

Our portfolio is located throughout the United States, however, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. We review operating and financial data for each property on an individual basis; therefore, we define an operating segment as our individual properties. Individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the facilities, tenants and operational processes, as well as long-term average financial performance.  No individual property meets the requirements necessary to be considered its own reportable segment.

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

Included in our financial results for the year ended December 31, 2018 are approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August, 2017 through June 30, 2018, approximately $500,000 of which related to 2017.  These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.  Additionally, the year ended December 31, 2018 included approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.  Included in our financial results for the year ended December 31, 2017 are hurricane related expenses of approximately $5.0 million consisting of $3.6 million related to property damage and $1.4 million related to remediation and demolition expenses. Also included in our financial results for the twelve-month period ended December 31, 2017 are aggregate hurricane related insurance recoveries of approximately $7.0 million, consisting of $5.0 million related to recovery of hurricane related expenses and $2.0 million related to recovery proceeds in excess of the damaged property write-downs.

(11) QUARTERLY RESULTS (unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$19,112	$19,326	$19,866	$18,859	$77,163
Net income before gains on sales	$3,962	$4,261	$4,653	$4,137	$17,013
Gains on sales of real estate assets	$250	$—	$—	$1,701	$1,951
Net income	$4,212	$4,261	$4,653	$5,838	$18,964
Total basic earnings per share	$0.31	$0.31	$0.34	$0.43	$1.38
Total diluted earnings per share	$0.31	$0.31	$0.34	$0.42	$1.38

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$18,539	$20,111	$18,828	$18,732	$76,210
Net income before excess insurance recovery proceeds	$4,101	$5,611	$4,374	$4,413	$18,499
Hurricane insurance recovery proceeds in excess of damaged property write-downs	$4,535	$—	$—	$—	$4,535
Hurricane business interruption insurance recovery proceeds	$968	$194	$—	$—	$1,162
Net income	$9,604	$5,805	$4,374	$4,413	$24,196
Total basic earnings per share	$0.70	$0.42	$0.32	$0.32	$1.76
Total diluted earnings per share	$0.70	$0.42	$0.32	$0.32	$1.76

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2019

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2019	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,596	$2,050	$25,297		$27,347	$14,728	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	29,111	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	21,637	2006	1986	42 Years
Evansville Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	6,084	1993	1989	40 Years
Kindred Chicago Central Hospital Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	1,140	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(388)	439	1,449	33	1,921	187	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	520	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	394	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	428	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	396	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,246)	1,130	2,846		3,976	2,557	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,264	806	4,458		5,264	2,953	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(2,667)	573	1,175	81	1,829	127	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,302	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,087	1,151	6,263	13	7,427	4,020	2000	2000	30 Years
Corpus Christi Corpus Christi, Texas	—	1,104	5,508	—	1,104	5,508		6,612	1,872	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,295	240	4,885		5,125	1,945	2004	2004	30 Years
Auburn Medical Office Building II Auburn, WA (g.)	—	—	10,200	176	—	10,376		10,376	2,740	2009	2009	36 Years
BRB Medical Office Building Kingwood, Texas	5,721	430	8,970	84	430	9,054		9,484	2,361	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	2,539	—	22,429	64	22,493	6,461	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	1,897	1,200	11,457	78	12,735	3,709	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	5,654	400	11,300	4,949	400	16,249	106	16,755	5,154	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	1,533	—	11,033	5	11,038	3,238	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2019 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2019	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	510	—	10,310	43	10,353	3,123	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	1,945	460	17,385	18	17,863	5,695	1999	1999	30 Years
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	1,587	370	18,417	26	18,813	5,895	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	13,197	—	14,900	2,238	—	17,138	37	17,175	4,404	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,051	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	91	910	12,051		12,961	3,817	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	289	1,100	9,289		10,389	2,643	2011	2011	35 Years
Tuscan Professional Building Irving, TX	3,492	1,100	12,525	1,648	1,100	14,173		15,273	4,049	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831		27,731	6,579	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	57	—	7,237	646	7,883	1,705	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	90	220	3,310		3,530	762	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	117	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,661	2,280	4,624	1,033	2,280	5,657	25	7,962	1,339	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	1,117	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	583	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	774	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	—	930	6,929	2,250	930	9,179	9	10,118	1,947	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	575	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	314	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	12,732	—	23,302	142	—	23,444		23,444	4,256	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	8,960	1,050	10,900	—	1,050	10,900		11,950	1,982	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,846	—	12,401	38	12,439	2,569	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	428	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	470	2015	2015	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2019 (continued)

(amounts in thousands)

Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	502	1,090	2,462	6	3,558	621	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	870	—	12,408	3	12,411	2,647	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	1,717	—	10,993		10,993	2,870	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	813	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	2,420	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	2,386	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	—	2,296	6,411		8,707	988	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	6,727	3,032	10,602	—	3,032	10,602		13,634	1,246	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	7,170	—	17,888	341	18,229	2,421	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	—	696	3,406	—	696	3,406		4,102	338	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	433	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	187	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	—	—	1,330	—	5,616	6,946	0	2020	2019	35 Years
Bellin Health Family Medical Center Escanaba, MI	—	604	3,906	—	605	3,906	0	4,511	18	2019	2019	35 Years
TOTALS (h.)	$61,144	$52,051	$484,109	$84,046	$54,892	$565,315	$7,188	$627,395	$194,888
a.	Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2019 on third-party debt that is non-recourse to us.
d.	Carrying value of depreciable assets were written down to zero as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
e.	Carrying value of depreciable assets were written down as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
f.	At December 31, 2019, we are the lessee with a UHS-related party on a ground lease for land.
g.	At December 31, 2019, we are the lessee with a third party on a ground lease for land.
h.	The aggregate cost for federal income tax purposes is $606 million (unaudited) with a net book value of $382 million (unaudited).

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2019

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2017 to December 31, 2019:

	2019	2018	2017
Balance at January 1,	$611,046	$599,776	$585,828
Additions (a.)	12,882	8,641	12,492
Acquisitions	4,510	3,222	9,931
Disposals/Divestitures (b.)	(1,043)	(593)	(8,475)
Balance at December 31,	$627,395	$611,046	$599,776

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2017 to December 31, 2019:

	2019	2018	2017
Balance at January 1,	$173,316	$153,379	$138,588
Disposals/Divestitures (b.)	(220)	(593)	(4,896)
Depreciation expense	21,792	20,530	19,687
Balance at December 31,	$194,888	$173,316	$153,379

(a.)

Included in the additions for 2019 are approximately $5.6 million related to the new behavioral health hospital construction project, located in Clive, Iowa. Included in the additions during 2018, and 2017, were approximately $313,000 and $3.0 million, respectively, related to Henderson Medical Plaza, which was completed and opened during 2017. Additionally, 2018 includes approximately $2.7 million of hurricane-related reconstruction costs.

(b.)

2019 includes the sale of the Kings Crossing II medical office building, as well as the sale of a parcel of land located at one of our buildings.  2017 includes property damage write-downs resulting from substantial damage from Hurricane Harvey during the third quarter of 2017, as discussed in Note 10 to the consolidated financial statements.