Form 10-Q
period 2020-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2020-05-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of common shares of beneficial interest outstanding at April 30, 2020—13,758,047

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2020, we had investments in five jointly-owned LLCs/LPs (including one currently under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2020 and 2019

(amounts in thousands, except share information)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Lease revenue - UHS facilities (a.)	$5,881	$5,793
Lease revenue- Non-related parties	12,842	12,731
Other revenue - UHS facilities	214	213
Other revenue - Non-related parties	270	375
	19,207	19,112
Expenses:
Depreciation and amortization	6,380	6,708
Advisory fees to UHS	1,016	970
Other operating expenses	5,383	5,210
	12,779	12,888
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain on sale	6,428	6,224
Equity in income of unconsolidated LLCs	435	430
Gain on sale of land	-	250
Interest expense, net	(2,309)	(2,692)
Net income	$4,554	$4,212
Basic earnings per share	$0.33	$0.31
Diluted earnings per share	$0.33	$0.31

Weighted average number of shares outstanding - Basic	13,736	13,728
Weighted average number of shares outstanding - Diluted	13,758	13,728

(a.) Includes bonus rental on UHS hospital facilities of $1,380 and $1,394 for the three-month periods ended March 31, 2020 and 2019, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2020 and 2019

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$4,554	$4,212
Other comprehensive loss:
Unrealized derivative losses on cash flow hedges	(4,671)	(132)
Total other comprehensive loss:	(4,671)	(132)
Total comprehensive (loss)/income	$(117)	$4,080

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$579,161	$572,503
Accumulated depreciation	(200,306)	(194,888)
	378,855	377,615
Land	54,892	54,892
Net Real Estate Investments	433,747	432,507
Investments in limited liability companies ("LLCs")	8,411	6,918
Other Assets:
Cash and cash equivalents	5,667	6,110
Lease and other receivables from UHS	2,954	2,963
Lease receivable - other	7,468	7,640
Intangible assets (net of accumulated amortization of $25.0 million and $26.5 million, respectively)	13,749	14,553
Right-of-use land assets, net	8,937	8,944
Deferred charges and other assets, net	8,201	9,154
Total Assets	$489,134	$488,789
Liabilities:
Line of credit borrowings	$219,200	$212,950
Mortgage notes payable, non-recourse to us, net	60,326	60,744
Accrued interest	349	374
Accrued expenses and other liabilities	16,662	12,888
Ground lease liabilities, net	8,937	8,944
Tenant reserves, deposits and deferred and prepaid rents	11,220	11,155
Total Liabilities	316,694	307,055
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2020 - 13,758,038; 2019 - 13,757,498	138	138
Capital in excess of par value	266,970	266,723
Cumulative net income	665,834	661,280
Cumulative dividends	(756,841)	(747,417)
Accumulated other comprehensive (loss)/income	(3,661)	1,010
Total Equity	172,440	181,734
Total Liabilities and Equity	$489,134	$488,789

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued	1	—	50	—	—	—	50
Restricted stock-based compensation expense	—	—	197	—	—	—	197
Dividends ($.685/share)	—	—	—	—	(9,424)	—	(9,424)
Comprehensive income:
Net income	—	—	—	4,554	—	—	4,554
Unrealized loss on cash flow hedges	—	—	—	—	—	(4,671)	(4,671)
Subtotal - comprehensive loss				4,554		(4,671)	(117)
March 31, 2020	13,758	$138	$266,970	$665,834	$(756,841)	$(3,661)	$172,440

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2019

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued	1	—	57	—	—	—	57
Restricted stock-based compensation expense	—	—	159	—	—	—	159
Dividends ($.675/share)	—	—	—	—	(9,279)	—	(9,279)
Comprehensive income:
Net income	—	—	—	4,212	—	—	4,212
Unrealized loss on cash flow hedges	—	—	—	—	—	(132)	(132)
Subtotal - comprehensive income				4,212		(132)	4,080
March 31, 2019	13,748	$137	$266,247	$646,528	$(719,285)	$-	$193,627

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,554	$4,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,380	6,708
Amortization related to above/(below) market leases, net	(46)	(54)
Amortization of debt premium	(13)	(13)
Amortization of deferred financing costs	157	166
Stock-based compensation expense	197	159
Cash distributions less than income from LLCs	(85)	—
Gain on sale of land	—	(250)
Changes in assets and liabilities:
Lease receivable	181	(968)
Accrued expenses and other liabilities	(867)	(734)
Tenant reserves, deposits and deferred and prepaid rents	65	(537)
Accrued interest	(25)	38
Leasing costs paid	(182)	(299)
Other, net	(179)	205
Net cash provided by operating activities	10,137	8,633
Cash flows from investing activities:
Investments in LLCs	(1,468)	(541)
Cash distributions in excess of income from LLCs	—	292
Additions to real estate investments, net	(5,521)	(1,834)
Cash proceeds received from divestiture of property, net	—	245
Net cash used in investing activities	(6,989)	(1,838)
Cash flows from financing activities:
Net borrowings on line of credit	6,250	3,900
Repayments of mortgage notes payable	(432)	(442)
Financing costs paid	(35)	(35)
Dividends paid	(9,424)	(9,279)
Issuance of shares of beneficial interest, net	50	57
Net cash used in financing activities	(3,591)	(5,799)
(Decrease)/increase in cash and cash equivalents	(443)	996
Cash and cash equivalents, beginning of period	6,110	5,036
Cash and cash equivalents, end of period	$5,667	$6,032
Supplemental disclosures of cash flow information:
Interest paid	$2,190	$2,501
Invoices accrued for construction and improvements	$3,151	$382

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2020, we had investments in five jointly-owned LLCs/LPs (including one under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. Patient volumes at our three acute care hospitals, and likely at our other healthcare properties including the MOBs and ambulatory care centers, were significantly reduced during the second half of March as a result of COVID-19. These significant reductions to patient volumes experienced at our three acute care hospitals, and likely at our other healthcare facilities, have continued through April, 2020.

We believe that the adverse impact that COVID-19 will have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.  Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.

There may be significant declines in future bonus rental revenue earned on our hospital  properties leased to subsidiaries UHS  to the extent that each hospital continues to experience significant decline in patient volumes and revenues which continued through April, 2020. We believe that the underlying businesses operated by certain of our other tenants are either temporarily closed entirely or operating at substantially reduced hours.  These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels. Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The

COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including potential impairments of intangible and long-lived assets.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% of our consolidated revenues for each of the three months ended March 31, 2020 and 2019. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding new construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% and 31% of our consolidated revenues during the three-month periods ended March 31, 2020 and 2019, respectively.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended in 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

Management cannot predict whether the leases with subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the lease revenue currently earned pursuant to these leases.

We are the lessee on eleven ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 29 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $482,000 for the year ended 2020 and $482,000 for each of the years ended 2021, 2022, 2023 and 2024, and an aggregate of $27.7 million thereafter. See Note 7 for further disclosure around our lease accounting.

In late July, 2019 and September, 2019 we entered into two separate agreements with entities that are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Note 4, “New Construction, Acquisitions and Dispositions”.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2020 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

 Our advisory fee for the three months ended March 31, 2020 and 2019, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.0 million  for each of the three months ended March 31, 2020 and 2019 and were based upon average invested real estate assets of $581 million and $554 million, respectively.

Share Ownership: As of March 31, 2020 and December 31, 2019, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 32% and 31% of our consolidated revenues during the three-month periods ended March 31, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends

Dividends:

During the first quarter of 2020, we declared and paid dividends of approximately $9.4 million, or $.685 per share, which were paid on March 31, 2020. We declared and paid dividends of approximately $9.3 million, or $.675 per share, during the first quarter of 2019.

(4) New Construction, Acquisitions and Dispositions

Three Months Ended March 31, 2020:

New Construction:

In September, 2019, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in Grayson Properties II L.P., which will develop, construct, own and operate the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which is scheduled to be completed in late 2020, will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for 40,000 rentable square feet, representing over 50% of the rentable square feet of the MOB.  The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to 20,000 rentable square feet of the first and second floors of the three-story MOB, and 20,000 rentable square feet on the third floor.  In April, 2020, a new, 122-month lease was fully executed with a third-party tenant for approximately 26,000 rentable square feet on the first floor of the MOB.  As a result, the master flex lease commitment was reduced to 20,000 of rentable square feet on the third floor of the MOB.  After giving effect to this new lease, 61% of the rentable square feet of the MOB is under lease agreements (including the remaining master lease space).  We have committed to invest up to $17.9 million in equity or member loans on the development and construction of this MOB, which may be reduced if a third-party construction loan is placed on the property, and have invested approximately $4.0 million as of March 31, 2020 (including accrued costs at March 31, 2020).  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In July, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20-years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center). Construction of this hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020 or early 2021.  The hospital lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated to be $37.5 million and the initial annual rent is estimated to be approximately $2.7 million.  We have invested approximately $11.5 million for land and the development and construction costs of this hospital as of March 31, 2020 (including accrued costs at March 31, 2020).

Acquisitions:

There were no acquisitions during the first three months of 2020.

Dispositions:

There were no dispositions during the first three months of 2020.

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

Distributions received from equity method investees in the consolidated statements of cash flows are classified based upon the nature of the distribution. Returns on investments are presented net of equity in income from unconsolidated investments as cash flows from operating activities.  Returns of investments are classified as cash flows from investing activities.

At March 31, 2020, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction which is scheduled to be completed in late 2020). As of March 31, 2020, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs/LPs in which we own a non-controlling interest (including one that is currently under construction) and were accounted for under the equity method as of March 31, 2020:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.0 million, which is non-recourse to us, outstanding as of March 31, 2020.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.6 million, outstanding as of March 31, 2020.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of March 31, 2020.  This LP has a third-party term loan, which is non-recourse to us, of $4.9 million, outstanding as of March 31, 2020.

(d.)

This MOB, currently under construction, will be located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $17.9 million in equity and debt financing, which may be reduced if a third-party construction loan is placed on the property. We have incurred approximately $4.0 million of costs as of March 31, 2020 in connection with this property and our related commitment.   The LP will develop, construct, own and operate the Texoma Medical Plaza II which is expected to open in late 2020.

(e.)	We are the lessee with a third party lessor under a ground lease for land.
(f.)	We are the lessee, or have committed to a lease, with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs (excluding one that owns an MOB that is currently under construction) accounted for under the equity method at March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Revenues	$2,516	$2,460
Operating expenses	1,028	1,012
Depreciation and amortization	442	398
Interest, net	318	322
Net income	$728	$728
Our share of net income	$435	$430

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs (including one LP that currently owns an MOB under construction) that were accounted for under the equity method as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(amounts in thousands)
Net property, including construction in progress	$34,357	$33,207
Other assets (a.)	7,488	7,452
Total assets	$41,845	$40,659

Other liabilities (a.)	$6,528	$6,785
Mortgage notes payable, non-recourse to us	26,493	26,650
Equity	8,824	7,224
Total liabilities and equity	$41,845	$40,659

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$8,411	$6,918
Amounts included in accrued expenses and other liabilities	(1,753)	(1,856)
Our share of equity in LLCs, net	$6,658	$5,062

(a.) Other assets and other liabilities as of both March 31, 2020 and December 31, 2019 includes approximately $3.7 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of March 31, 2020, and December 31, 2019, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2020	12/31/2019	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$4,889	$4,926	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,587	13,658	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	8,017	8,066	December, 2024
	$26,493	$26,650
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we intend to refinance pursuant to a new mortgage loan.

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

(6) Recent Accounting Pronouncements

Accounting for Lease Concessions Granted in Connection with the COVID-19 Outbreak

On April 8, 2020, the Financial Accounting Standard Board ("FASB") held a public meeting and shortly afterwards issued a question-and-answer ("Q&A") document which was intended to provide accounting relief for lease concessions related to the COVID-19 pandemic. The accounting relief permits an entity to choose to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is a requirement of Accounting Standards Codification Topic 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total payments previously required by the lease. An entity may account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. To the extent that a rent concession is granted as a deferral of payments, but the total lease payments are substantially the same, lessors are allowed to account for the concession as if no change had been made to the original lease contract.

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. Since the COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020, COVID-19 did not have a material effect on our operations or financial results during the three months ended March 31, 2020.

We have received short-term rent deferral requests from a portion of tenants under lease at our MOBs. These requests are under review on a request-by-request basis based upon each tenant’s specific circumstances as well as consideration of potential economic benefit available and received by tenants through governmental assistance programs.  At this time, we cannot estimate the magnitude of short-term rent deferral requests that we may ultimately agree to provide, or the magnitude of additional short-term rent deferral requests that we may receive in the future.

Reference Rate Reform

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We will evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard was effective for us in fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2020 and 2019 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	March 31, 2020	March 31, 2019
UHS facilities:
Base rents	$4,244	$4,174
Bonus rents	1,380	1,394
Tenant reimbursements	257	225
Lease revenue - UHS facilities	$5,881	$5,793

	March 31, 2020	March 31, 2019
Non-related parties:
Base rents	10,378	10,360
Tenant reimbursements	2,464	2,371
Lease revenue - Non-related parties	$12,842	$12,731

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2020, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the three months ended March 31, 2020.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March 2022, includes a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At March 31, 2020, we had $219.2 million of outstanding borrowings against our Credit Agreement and $80.8 million of available borrowing capacity.   At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2020 and December 31, 2019. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2020	December 31, 2019
Tangible net worth	> =$125,000	$158,691	$167,181
Total leverage	< 60%	42.6%	42.3%
Secured leverage	< 30%	9.0%	9.1%
Unencumbered leverage	< 60%	40.1%	38.5%
Fixed charge coverage	> 1.50x	4.1x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2020 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,601	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,668	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,624	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,690	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,196	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,355	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,901	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,677	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	60,712
Less net financing fees	(566)
Plus net debt premium	180
Total mortgages notes payable, non-recourse to us, net	$60,326

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2020 had a combined fair value of approximately $61.7 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $61.1 million and had a combined fair value of approximately $63.1 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of a 0.565%. that we designated as a cash flow hedge.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of a 1.4975% that we designated as a cash flow hedge.  The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.4975%, the counterparty pays us, and if the one-month LIBOR is less than 1.4975%, we pay the counterparty, the difference between the fixed rate of 1.4975% and one-month LIBOR.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of a 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2020, the fair value of our interest rate swaps was a net liability of $3.7 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the first quarter of 2020, we received or accrued approximately $50,000 in net payments made to us by the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $71,000 in payments, adjusted for the previous quarter accrual, or accruals made to us by the counterparty, offset by approximately $21,000 due to the counterparty from us). From inception of the swap agreements through March 31, 2020 we received or accrued approximately $158,000 in net payments made to us by the counterparty pursuant to the terms of the swap (consisting of approximately $179,000 in payments or accruals made to us by the counterparty, offset by approximately $21,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of April 30, 2020, we have seventy-one real estate investments or commitments located in twenty states consisting of:

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

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 1A Risk Factors and elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19.   Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.  There may be significant declines in future bonus rental revenue earned on our hospital  properties leased to subsidiaries UHS  to the extent that each hospital continues to experience significant decline in patient volumes and revenues. We believe that the underlying businesses operated by certain of our other tenants are either temporarily closed entirely or operating at substantially reduced hours. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.

•

Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. We are not able to fully quantify the impact that these factors will have on our financial results during 2020, but developments related to the COVID-19 pandemic are likely to have a material adverse impact on our future financial results.

•

Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), has provided funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic.  There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act.

•

A substantial portion of our revenues are dependent upon one operator, Universal Health Services, Inc. (“UHS”), which comprised approximately 32% and 31% of our consolidated revenues for the three-month periods ended March 31, 2020 and 2019, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

•

In certain of our markets, the general real estate market has been unfavorably impacted by increased competition/capacity and decreases in occupancy and rental rates which may adversely impact our operating results and the underlying value of our properties.

•

A number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level to the operators of our facilities, including UHS. No assurances can be given that the implementation of these new laws will not have a material adverse effect on the business, financial condition or results of operations of our operators.

•

The potential indirect impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, which makes significant changes to corporate and individual tax rates and calculation of taxes, which could potentially impact our tenants and jurisdictions, both positively and negatively, in which we do business, as well as the overall investment thesis for REITs.

•	A subsidiary of UHS is our Advisor and our officers are all employees of a wholly-owned subsidiary of UHS, which may create the potential for conflicts of interest.
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other restructuring (see Item 2. Management’s Discussion and Analysis of  Financial Condition and Results of Operations-Hospital Leases, for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities that, on a combined basis, comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017).

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to pending legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 32% and 31% of our consolidated revenues during the three-month periods ended March 31, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

•

Failure of UHS or the other operators of our hospital facilities to comply with governmental regulations related to the Medicare and Medicaid licensing and certification requirements could have a material adverse impact on our future revenues and the underlying value of the property.

•

The potential unfavorable impact on our business of the deterioration in national, regional and local economic and business conditions, including a further worsening of credit and/or capital market conditions, which may adversely affect our ability to obtain capital which may be required to fund the future growth of our business and refinance existing debt with near term maturities.

•

A continuation in the deterioration in general economic conditions which has resulted in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience decreases in patient volumes which could result in decreased occupancy rates at our medical office buildings.

•

A continuation of the worsening of the economic and employment conditions in the United States will likely materially affect the business of our operators, including UHS, which will likely unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

•

Real estate market factors, including without limitation, the supply and demand of office space and market rental rates, changes in interest rates as well as an increase in the development of medical office condominiums in certain markets.

•	The impact of property values and results of operations of severe weather conditions, including the effects of hurricanes.
•	Government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs.
•

The issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed below) and Medicaid (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians.

•

Pending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was stayed and has been appealed. On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which ACA provisions should be stricken with the mandate. It is likely this matter will ultimately be appealed to the U.S. Supreme Court.  We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business.

•

There can be no assurance that if any of the announced or proposed changes described above are implemented there will not be negative financial impact on the operators of our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in the ability of the operators of our hospitals to receive reimbursement for health care services provided which could result in a material adverse effect on the financial condition or results of operations of the operators of our properties, and, thus, our business.

•

Competition for properties include, but are not limited to, other REITs, private investors and firms, banks and other companies, including UHS.  In addition, we may face competition from other REITs for our tenants.

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

•	Changes in, or inadvertent violations of, tax laws and regulations and other factors than can affect REITs and our status as a REIT.

•

The individual and collective impact of the changes made by the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time; it is also possible additional legislation could be enacted in the future as a result of the COVID-19 pandemic which may affect the holders of our securities.

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

•	Fluctuations in the value of our common stock.
•	Other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Results of Operations

During the three-month period ended March 31, 2020, net income was $4.6 million, as compared to $4.2 million during the first quarter of 2019.  The $342,000 increase was attributable to:

•

$559,000 decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, that occurred on June 1, 2019 and September 30, 2019, respectively (each facility has remained vacant since the respective date of lease expiration);

•	$250,000 decrease resulting from a gain on the sale of land recorded during the first quarter of 2019;
•	$328,000 increase resulting from a decrease in depreciation and amortization expense;

•	$383,000 increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement;
•	$440,000 of other combined net increases.

Total revenues increased $95,000, or 0.5%, during the first quarter of 2020 as compared to the comparable quarter of 2019.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities (as discussed herein), which totaled $4.7 million and $4.4 million for the three-month periods ended March 31, 2020 and 2019, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three months ended March 31, 2020, is $196,000 of aggregate operating expenses related to the two above-mentioned vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, as reflected on the attached Supplemental Schedules, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions during the periods presented.  To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$4,554	$4,212
Depreciation and amortization expense on consolidated Investments	6,380	6,708
Depreciation and amortization expense on unconsolidated Affiliates	286	283
Gain on sale of land	-	(250)
Funds From Operations	$11,220	$10,953
Weighted average number of shares outstanding - Basic	13,736	13,728
Weighted average number of shares outstanding - Diluted	13,758	13,728
Funds From Operations per diluted share	$0.82	$0.80

Our FFO increased $267,000, or $.02 per diluted share, during the first quarter of 2020, as compared to the first quarter of 2019.  The net increase was primarily due to: (i) an unfavorable impact of $559,000, or $.04 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact); (ii) a favorable impact of $383,000, or $.03 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our average cost of borrowings pursuant to our revolving credit agreement, and; (iii) other combined net increases of $443,000, or $.03 per diluted share.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.3 million and $2.7 million during the three-month periods ended March 31, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revolving credit agreement	$1,623	$1,943
Mortgage interest	658	718
Interest rate swaps/caps income, net	(51)	(122)	(a.)
Amortization of financing fees	157	166
Amortization of fair value of debt	(13)	(13)
Capitalized interest on major projects	(65)	-
Interest expense, net	$2,309	$2,692

(a.)	Represents interest paid to us by the counterparties pursuant to two interest rate caps with a combined notional amount of $60 million, which expired in March, 2019.

Interest expense decreased by approximately $383,000 during the three-month period ended March 31, 2020, as compared to the comparable period of 2019, due primarily to: (i) a $320,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (3.0% during the three months ended March 31, 2020 as compared to 3.8% in the comparable quarter of 2019), partially offset by an increase in our average outstanding borrowings ($213.2 million during the three months ended March 31, 2020 as compared to $194.1 million in the comparable 2019 quarter); (ii) a $60,000 decrease in mortgage interest expense, primarily resulting from the repayment of a mortgage during the second quarter of 2019, and; (iii) $3,000 of other combined net decreases in interest expense.

COVID-19 Impact

The COVID-19 pandemic began to significantly impact the United States in mid-March, 2020.  As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed. With the exception of the operators of our four preschool and childcare centers, we believe that most of the tenants occupying our hospitals, medical office buildings (“MOBs”) and ambulatory care centers are permitted to continue operating should they decide to do so.  Since substantially all of the March rental revenue generated from our properties was due and payable at the beginning of the month, COVID-19 did not have a material effect on our operations and financial results during the first quarter of 2020.

However, patient volumes at our three acute care hospitals, and likely at our other healthcare properties including the MOBs and ambulatory care centers, were significantly reduced during the second half of March as a result of COVID-19. These significant reductions to patient volumes experienced at our three acute care hospitals, and likely at our other healthcare facilities, have continued through April 2020.  We believe that the adverse impact that COVID-19 will have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.

Below is information detailing the rentable square feet (“RSF”) of our properties based upon property type. This information is being provided as a means of summarizing the underlying nature of the businesses operated in these properties as well as certain other information. The RSF data as presented in the table is as of March 31, 2020.  The information related to the tenants’ businesses, and as disclosed in footnotes 2 and 3, is presented as of April 22, 2020.

	Number of Properties	Total RSF	RSF Under Lease	Percentage of RSF Under Lease	Tenants' Businesses Currently Operating? (4)
Hospital Properties
McAllen Medical Center (1)	1	422,276	422,276	100%	Yes
Wellington Regional Medical Center (1)	1	196,489	196,489	100%	Yes
Southwest Healthcare System-Inland Valley (1)	1	164,377	164,377	100%	Yes
Kindred Hospital Chicago Central	1	115,554	115,554	100%	Yes
Evansville, Indiana	1	77,440	-	0%	N/A
Corpus Christi, Texas	1	69,700	-	0%	N/A
Subtotal - hospitals	6	1,045,836	898,696	86%

Medical Office Buildings aggregate	55	2,590,467	2,165,626	84%	Various (2)

Ambulatory Care Centers aggregate	4	58,551	58,551	100%	Yes

Preschool/Childcare Centers aggregate	4	32,561	32,561	100%	No (3)

Total portfolio	69	3,727,415	3,155,434	85%

N/A – Not Applicable.

(1)

Since the bonus rents earned by us on the three acute care hospitals leased to wholly-owned subsidiaries of Universal Health Services, Inc., are computed based upon a computation that compares each hospital’s current quarter revenue to the corresponding quarter in the base year, we expect to experience significant declines in future bonus rental revenue earned on these properties to the extent that each hospital continues to experience significant declines in patient volumes and revenues which continued through April, 2020. These hospitals may be eligible for emergency fund grants as provided for by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Should the hospitals ultimately be deemed qualified for CARES Act funding, a portion of their expected revenue declines could be offset by such funding, if, and to the extent, those grants are classified as revenues by the hospitals. Aggregate bonus rental earned on these three hospitals amounted to approximately $5.6 million during the year ended December 31, 2019 and approximately $1.4 million during the three-month period ended March 31, 2020.

(2)

Tenants in our MOBs include, but are not limited to, physician practices, diagnostic centers, laboratories, dental practices, ambulatory surgery centers, oncology centers, physical therapy clinics, eye care and wound care centers.  We believe that the underlying businesses operated by certain of these tenants are either temporarily closed entirely or operating at substantially reduced hours. Given the dynamic nature of the impact of COVID-19, state mandates, and practice elections, we are unable to estimate with certainty the portion of the aggregate rentable square feet under lease at our MOBs that have either closed or substantially reduced their operating hours.  As of April 22, 2020, tenants representing approximately 13% of the aggregate rentable square feet under lease at our MOBs had not yet paid their April rent. We have received short-term rent deferral requests from approximately 13% of the aggregate rentable square feet under lease at our MOBs. These requests are under review on a request-by-request basis based upon each tenant’s specific circumstances as well as consideration of potential economic benefit available and received by tenants through governmental assistance programs.  At this time, we cannot estimate the magnitude of short-term rent deferral requests that we may ultimately agree to provide, or the magnitude of additional short-term rent deferral requests that we may receive in the future.

(3)

The pre-school/childcare centers, which are all located in Pennsylvania, are currently closed due to governmental regulations. As of April 22, 2020, we had not yet received April rental payments on these properties and short-term rent deferral requests were received for each center which are currently under review.

(4)	Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future.

Throughout the common areas of many properties in our portfolio, we have implemented COVID-19 risk mitigating actions such as, enhanced cleaning protocols including supplemental cleaning and sanitizing of high-touch points, limiting points of entry at certain facilities, and coordinating with health care providers to assess or screen patients prior to entering certain of our MOBs.

Lease Expirations/Vacancies of Two Hospital Facilities

As previously disclosed, the tenants in two of our hospital facilities had provided notice to us that they did not intend to renew the leases upon the scheduled expiration of the respective facilities. The leases on these two hospital facilities, located in Evansville,

Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. Prior to the vacancy of the property on September 30, 2019, the former tenant of the hospital located in Evansville, Indiana, entered into a short-term lease with us, which covered the period of June 1, 2019 through September 30, 2019, at a substantially increased lease rate as compared to the original lease rate.

The combined lease revenue generated at these facilities amounted to $363,000 during the three-month period ended March 31, 2019. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

We continue to market each property for lease to new tenants. However, should these properties continue to remain owned and vacant for an extended period of time, or should we experience decreased lease rates on future leases, as compared to prior/expired lease rates, or incur substantial renovation costs to make the properties suitable for other operators/tenants, our future results of operations could be materially unfavorably impacted.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $10.1 million during the three-month period ended March 31, 2020 as compared to $8.6 million during the comparable period of 2019. The $1.5 million net increase was attributable to:

•

A favorable change of $215,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation, cash distributions less than income from LLCs and gain on sale of land), as discussed above;

•	a favorable change of $1.1 million in lease receivable due primarily to the timing of bonus rental payments received from UHS;
•	an unfavorable change of $133,000 in accrued expenses and other liabilities;
•	a favorable change of $117,000 in leasing costs paid;
•	a favorable change of $602,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net unfavorable changes of $446,000.

Net cash used in investing activities

Net cash used in investing activities was $7.0 million during the first three months of 2020 as compared to $1.8 million during the first three months of 2019.

During the three-month period ended March 31, 2020, we funded: (i) $1.5 million in equity investments in unconsolidated LLCs, primarily related to the construction costs related to Texoma Medical Plaza II that is scheduled to be completed in late 2020, and; (ii) $5.5 million in additions to real estate investments including $4.1 million of construction costs related to a newly constructed, 108-bed behavioral health care hospital located in Clive, Iowa, that is scheduled to be completed in late 2020 or early 2021, and tenant improvements at various MOBs.

During the three-month period ended March 31, 2019, we funded: (i) $541,000 in equity investments in unconsolidated LLCs, and; (ii) $1.8 million in additions to real estate investments including tenant improvements at various MOBs.  In addition, during the three-month period ended March 31, 2019, we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $292,000 of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $3.6 million during the three months ended March 31, 2020, as compared to $5.8 million during the three months ended March 31, 2019.

During the three-month period ended March 31, 2020, we paid: (i) $432,000 on mortgage notes payable that are non-recourse to us; (ii) $35,000 of financing costs related to the revolving credit agreement, and; (iii) $9.4 million of dividends.  Additionally, during the three months ended March 31, 2020, we received: (i) $6.3 million of net borrowings on our revolving credit agreement, and; (ii) $50,000 of net cash from the issuance of shares of beneficial interest.

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

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2020 and 2019:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $10.1 million and $8.6 million during the three-month periods ended March 31, 2020 and 2019, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period. Also included in our net cash generated by operating activities is $85,000 of cash distributions less than income from LLCs for the three-month period ended March 31, 2020.  Additionally, as reflected on the cash flows from investing activities section is $292,000 during the three-month period ended March 31, 2019, of cash distributions in excess of income from various unconsolidated LLCs which represents our share of the net cash flow distributions from these entities. The cash distributions in excess of income represent operating cash flows net of capital expenditures and debt repayments made by the LLCs.

We therefore generated $10.1 million and $8.9 million of net cash during the three months ended March 31, 2020 and 2019, respectively, related to the operating activities of our properties recorded on a consolidated and an unconsolidated basis. We declared and paid dividends of $9.4 million during the three months ended March 31, 2020 and declared and paid dividends of $9.3 million during the three months ended March 31, 2019.  During the first three months of 2020, the $10.1 million of net cash generated related to the operating activities of our properties was approximately $713,000 greater than the $9.4 million of dividends paid during the first three months of 2020. During the first three months of 2019, the $8.9 million of net cash generated related to the operating activities of our properties was approximately $354,000 less than the $$9.3 million of dividends paid during the first three months of 2019.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2020 and 2019.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $300 million revolving credit agreement (which had $80.8 million of available borrowing capacity, net of outstanding borrowings as of March 31, 2020); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity, and/or; (iv) the issuance of other long-term debt.

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

On March 27, 2018, we entered into a revolving credit agreement (“Credit Agreement”) which, among other things, increased our borrowing capacity by $50 million to $300 million and extended the maturity date from our previously existing facility. The replacement Credit Agreement, which is scheduled to mature in March 2022, includes a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Additionally, the Credit Agreement includes an option to increase the total facility borrowing capacity up to an additional $50 million, subject to lender agreement.  Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries. Borrowings made pursuant to the Credit Agreement will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

At March 31, 2020, we had $219.2 million of outstanding borrowings against our Credit Agreement and $80.8 million of available borrowing capacity.   At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity. There are no compensating balance requirements.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2020 and December 31, 2019. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2020	December 31, 2019
Tangible net worth	> =$125,000	$158,691	$167,181
Total leverage	< 60%	42.6%	42.3%
Secured leverage	< 30%	9.0%	9.1%
Unencumbered leverage	< 60%	40.1%	38.5%
Fixed charge coverage	> 1.50x	4.1x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2020 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,601	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,668	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,624	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,690	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,196	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,355	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,901	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,677	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	60,712
Less net financing fees	(566)
Plus net debt premium	180
Total mortgages notes payable, non-recourse to us, net	$60,326

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2020 had a combined fair value of approximately $61.7 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $61.1 million and had a combined fair value of approximately $63.1 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we do not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2020, except for the additional disclosure below.

Financial Instruments

In March, 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of a 0.565%.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2020, the fair value of our interest rate swaps was a net liability of $3.7 million which is included in accrued expenses and other liabilities on the accompanying balance sheet. During the first quarter of 2020, we received or accrued approximately $50,000 in net payments made to us by the counterparty, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $71,000 in payments, adjusted for the previous quarter accrual, or accruals made to us by the counterparty, offset by approximately $21,000 due to the counterparty from us). From inception of the swap agreements through March 31, 2020 we received or accrued approximately $158,000 in net payments made to us by the counterparty pursuant to the terms of the swap (consisting of approximately $179,000 in payments or accruals made to us by the counterparty, offset by approximately $21,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2020, the fair value and carrying-value of our debt is approximately $280.9 million and $279.9 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $1.0 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of March 31, 2020, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$1,481	$2,081	$12,197	$11,892	$13,550	$19,511	$60,712
Average interest rates	4.3%	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$—	$219,200	$—	$—	$—	$219,200
Average interest rates	2.5%	2.5%	2.5%	—	—	—	2.5%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$—	$85,000	$55,000	$140,000
Interest rates	—	—	—	—	1.3%	0.57%	1.0%
(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $219.2 million of outstanding borrowings under the terms of our $300 million revolving credit agreement.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of March 31, 2020 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $792,000.

Item 4. Controls and Procedures

As of March 31, 2020, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factors below.

COVID-19 and other pandemics, epidemics, or public health threats may adversely affect the business of our tenants, our business, and our results of operations and financial condition.

We are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic.  The COVID-19 pandemic has adversely impacted and is likely to further adversely impact our tenants, our tenants’ employees and patients, our tenants’ and our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations and financial condition.  The extent to which the COVID-19 pandemic and measures taken by our tenants in response thereto impact the business of our tenants, our business, and our results of operations and financial condition will depend on numerous factors and future developments, which are highly uncertain and are difficult to predict; these factors and developments include, but are not limited to:

•	the length of time and severity of the spread of the pandemic;
•	the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities;
•

the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity;

•	changes in patient volumes at our hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system;
•	the impact of stimulus on the health care industry and our tenant base;
•	changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs);
•

potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE;

•	potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures;
•	the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms;
•

disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and

•

changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.

There may be significant declines in future bonus rental revenue earned on our hospital properties leased to subsidiaries UHS to the extent that each hospital continues to experience significant decline in patient volumes and revenues which continued through April, 2020.  We believe that the underlying businesses operated by certain of our other tenants are either temporarily closed entirely or operating at substantially reduced hours.  These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.  Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases.  The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.  We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2020.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 may be heightened.

There is a high degree of uncertainty regarding the implementation and impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), which could impact the total amount and types of assistance and benefits our tenants will receive.

The CARES Act, a stimulus package signed into law on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.  The U.S. Department of Health and Human Services (the “HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to providers’ share of 2018 net patient revenue.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients.  The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  The PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.

There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act.

Item 6. Exhibits

(a.) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)