Form 10-Q
period 2020-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2020-08-10
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of common shares of beneficial interest outstanding at July 31, 2020—13,769,667.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2020, we had investments in five jointly-owned LLCs/LPs (including one currently under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2020 and 2019

(amounts in thousands, except share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Lease revenue - UHS facilities (a.)	$5,981	$5,651	$11,862	$11,444
Lease revenue- Non-related parties	12,843	13,178	25,685	25,909
Other revenue - UHS facilities	221	209	435	422
Other revenue - Non-related parties	236	288	506	663
	19,281	19,326	38,488	38,438
Expenses:
Depreciation and amortization	6,381	6,426	12,761	13,134
Advisory fees to UHS	1,027	982	2,043	1,952
Other operating expenses	5,576	5,330	10,959	10,540
	12,984	12,738	25,763	25,626
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain on sale	6,297	6,588	12,725	12,812
Equity in income of unconsolidated LLCs	419	454	854	884
Gain on sale of land	-	-	-	250
Interest expense, net	(2,016)	(2,781)	(4,325)	(5,473)
Net income	$4,700	$4,261	$9,254	$8,473
Basic earnings per share	$0.34	$0.31	$0.67	$0.62
Diluted earnings per share	$0.34	$0.31	$0.67	$0.62

Weighted average number of shares outstanding - Basic	13,739	13,730	13,737	13,729
Weighted average number of shares outstanding - Diluted	13,761	13,749	13,759	13,748

(a.) Includes bonus rental on UHS hospital facilities of $1,417 and $1,352 for the three-month periods ended June 30, 2020 and 2019, respectively, and $2,797 and $2,746 for the six-month periods ended June 30, 2020 and 2019, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2020 and 2019

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$4,700	$4,261	$9,254	$8,473
Other comprehensive loss:
Unrealized derivative losses on cash flow hedges	(1,272)	-	(5,943)	(132)
Total other comprehensive loss:	(1,272)	-	(5,943)	(132)
Total comprehensive income	$3,428	$4,261	$3,311	$8,341

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$586,391	$572,503
Accumulated depreciation	(205,720)	(194,888)
	380,671	377,615
Land	54,892	54,892
Net Real Estate Investments	435,563	432,507
Investments in limited liability companies ("LLCs")	4,408	6,918
Other Assets:
Cash and cash equivalents	6,342	6,110
Lease and other receivables from UHS	3,023	2,963
Lease receivable - other	7,354	7,640
Intangible assets (net of accumulated amortization of $18.4 million and $26.5 million, respectively)	12,948	14,553
Right-of-use land assets, net	8,929	8,944
Deferred charges and other assets, net	8,039	9,154
Total Assets	$486,606	$488,789
Liabilities:
Line of credit borrowings	$221,250	$212,950
Mortgage notes payable, non-recourse to us, net	59,871	60,744
Accrued interest	346	374
Accrued expenses and other liabilities	18,287	12,888
Ground lease liabilities, net	8,929	8,944
Tenant reserves, deposits and deferred and prepaid rents	11,683	11,155
Total Liabilities	320,366	307,055
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2020 - 13,769,586; 2019 - 13,757,498	138	138
Capital in excess of par value	266,843	266,723
Cumulative net income	670,534	661,280
Cumulative dividends	(766,342)	(747,417)
Accumulated other comprehensive (loss)/income	(4,933)	1,010
Total Equity	166,240	181,734
Total Liabilities and Equity	$486,606	$488,789

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued, net	13	—	(297)	—	—	—	(297)
Restricted stock-based compensation expense	—	—	417	—	—	—	417
Dividends and dividend equivalents ($1.375/share)	—	—	—	—	(18,925)	—	(18,925)
Comprehensive income:
Net income	—	—	—	9,254	—	—	9,254
Unrealized loss on cash flow hedges	—	—	—	—	—	(5,943)	(5,943)
Subtotal - comprehensive income				9,254		(5,943)	3,311
June 30, 2020	13,770	$138	$266,843	$670,534	$(766,342)	$(4,933)	$166,240

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2020	13,758	$138	$266,970	$665,834	$(756,841)	$(3,661)	$172,440
Shares of Beneficial Interest:
Issued, net	12	—	(347)	—	—	—	(347)
Restricted stock-based compensation expense	—	—	220	—	—	—	220
Dividends and dividend equivalents ($.69/share)	—	—	—	—	(9,501)	—	(9,501)
Comprehensive income:
Net income	—	—	—	4,700	—	—	4,700
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,272)	(1,272)
Subtotal - comprehensive income				4,700		(1,272)	3,428
June 30, 2020	13,770	$138	$266,843	$670,534	$(766,342)	$(4,933)	$166,240

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2019

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued, net	10	1	(110)	—	—	—	(109)
Restricted stock-based compensation expense	—	—	331	—	—	—	331
Dividends ($1.355/share)	—	—	—	—	(18,633)	—	(18,633)
Comprehensive income:
Net income	—	—	—	8,473	—	—	8,473
Unrealized loss on cash flow hedges	—	—	—	—	—	(132)	(132)
Subtotal - comprehensive income				8,473		(132)	8,341
June 30, 2019	13,757	$138	$266,252	$650,789	$(728,639)	$-	$188,540

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2019

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2019	13,748	$137	$266,247	$646,528	$(719,285)	$-	$193,627
Shares of Beneficial Interest:
Issued, net	9	1	(167)	—	—	—	(166)
Restricted stock-based compensation expense	—	—	172	—	—	—	172
Dividends ($.68/share)	—	—	—	—	(9,354)	—	(9,354)
Comprehensive income:
Net income	—	—	—	4,261	—	—	4,261
Unrealized loss on cash flow hedges	—	—	—	—	—	—	-
Subtotal - comprehensive income				4,261		-	4,261
June 30, 2019	13,757	$138	$266,252	$650,789	$(728,639)	$-	$188,540

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,254	$8,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,761	13,134
Amortization related to above/(below) market leases, net	(93)	(102)
Amortization of debt premium	(27)	(27)
Amortization of deferred financing costs	329	324
Stock-based compensation expense	417	331
Gain on sale of land	—	(250)
Changes in assets and liabilities:
Lease receivable	226	332
Accrued expenses and other liabilities	107	(420)
Tenant reserves, deposits and deferred and prepaid rents	528	(382)
Accrued interest	(28)	(28)
Leasing costs paid	(387)	(591)
Other, net	118	657
Net cash provided by operating activities	23,205	21,451
Cash flows from investing activities:
Investments in LLCs	(3,204)	(598)
Cash distributions from LLCs	5,196	348
Additions to real estate investments, net	(13,302)	(2,956)
Cash proceeds received from divestiture of property, net	—	245
Net cash used in investing activities	(11,310)	(2,961)
Cash flows from financing activities:
Net borrowings/(repayments) on line of credit	8,300	(4,850)
Repayments of mortgage notes payable	(907)	(3,351)
Financing costs paid	(362)	(35)
Dividends paid	(18,917)	(9,279)
Issuance of shares of beneficial interest, net	223	61
Net cash used in financing activities	(11,663)	(17,454)
Increase in cash and cash equivalents	232	1,036
Cash and cash equivalents, beginning of period	6,110	5,036
Cash and cash equivalents, end of period	$6,342	$6,072
Supplemental disclosures of cash flow information:
Interest paid	$4,047	$5,204
Invoices accrued for construction and improvements	$2,071	$1,025

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2020, we had investments in five jointly-owned LLCs/LPs (including one under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed for varying periods of time.  With the exception of the operators of our four preschool and childcare centers, which were closed from mid-March until mid-June, we believe that most of the tenants occupying our hospitals, medical office buildings (“MOBs”) and ambulatory care centers were permitted to continue operating if they elected to do so.

Although COVID-19 has not had a material adverse impact on our results of operations through June 30, 2020, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Many of our properties are located in states that have experienced significant increases in COVID-19 infections in June, July and early August. Such states include Arizona, California, Florida, Georgia, Nevada and Texas. Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.  Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future, or stay current with their lease obligations.

Bonus rents earned by us on the three acute care hospitals leased to wholly-owned subsidiaries of Universal Health Services, Inc., are computed based upon a computation that compares each hospital’s current quarter revenue to the corresponding quarter in the base year, we could therefore experience significant declines in future bonus rental revenue earned on these properties should those hospitals experience significant declines in patient volumes and revenues. These hospitals believe that, to the extent that they experience revenue declines and increased expenses resulting from the COVID-19 pandemic, as ultimately measured over the life of the pandemic, they are eligible for emergency fund grants as provided for by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Certain factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels. Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including potential impairments of intangible and long-lived assets.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 22% and 21% of our consolidated revenues for the three months ended June 30, 2020 and 2019, respectively, and approximately 22% of our consolidated revenues for each of the six months ended June 30, 2020 and 2019. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding new construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% and 30% of our consolidated revenues during the three-month periods ended June 30, 2020 and 2019, respectively, and approximately 32% and 31% of our consolidated revenues during the six-month periods ended June 30, 2020 and 2019, respectively.

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

We are the lessee on eleven ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 29 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $482,000 for the year ended 2020 and $482,000 for each of the years ended 2021, 2022, 2023 and 2024, and an aggregate of $27.6 million thereafter. See Note 7 for further disclosure around our lease accounting.

In late July, 2019 and September, 2019 we entered into two separate agreements with entities that are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Note 4, “New Construction, Acquisitions and Dispositions”.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2020 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

 Our advisory fee for the three and six months ended June 30, 2020 and 2019, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.0 million and $982,000 for the three months ended June 30, 2020 and 2019, respectively, and were based upon average invested real estate assets of $587 million and $561 million, respectively.  Advisory fees incurred and paid (or payable) to UHS were approximately $2.0 million for each of the six months ended June 30, 2020 and 2019, and were based upon average invested real estate assets of $584 million and $558 million, respectively.

Share Ownership: As of June 30, 2020 and December 31, 2019, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 32% and 30% of our consolidated revenues during the three-month periods ended June 30, 2020 and 2019, respectively, and 32% and 31% of our consolidated revenues during the six-month periods ended June 30, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the second quarter of 2020, we declared dividend and dividend equivalents of approximately $9.5 million, or $.69 per share and we paid dividends of approximately $9.5 million, or $.69 per share, on June 30, 2020. We declared and paid dividends of approximately $9.4 million, or $.68 per share, during the second quarter of 2019, which were paid on July 2, 2019.  During the six-month period ended June 30, 2020, we declared dividend and dividend equivalents of approximately $18.9 million, or $1.375 per share and we paid dividends of $18.9 million, or $1.375 per share.  During the six-month period ended June 30, 2019, we declared dividends of $18.6 million, or $1.355 per share, $9.4 million of which was paid on July 2, 2019. Dividend equivalents which were accrued during the three and six-month period of 2020 will be paid out upon the vesting of the related restricted stock award.

Equity Issuance Program:

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the Agents). The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in June 2020.

During the second quarter of 2020 and since inception, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, we paid or incurred approximately $435,000 in various fees and expenses related to the commencement of our ATM program.

(4) New Construction, Acquisitions and Dispositions

Six Months Ended June 30, 2020:

New Construction:

In September, 2019, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in Grayson Properties II L.P., which will develop, construct, own and operate the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which is scheduled to be completed in late 2020, will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for 40,000 rentable square feet, representing over 50% of the rentable square feet of the MOB.  The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to 20,000 rentable square feet of the first and second floors of the three-story MOB, and 20,000 rentable square feet on the third floor.  In April, 2020, a new, 122-month lease was fully executed with a third-party tenant for approximately 26,000 rentable square feet on the first floor of the MOB.  As a result, the master flex lease commitment was reduced to 20,000 of rentable square feet on the third floor of the MOB.  After giving effect to this new lease, 61% of the rentable square feet of the MOB is under lease agreements (including the remaining master lease space).    Effective June 1, 2020, a $13.1 million third-party construction loan (non-recourse to us) was obtained by the LP, which is scheduled to mature on June 1, 2025 and has an outstanding loan balance of $7.1 million as of June 30, 2020.  Additionally, we have committed to invest up to $4.8 million in equity or member loans in the development and construction of this MOB, none of which has been invested as of June 30, 2020.  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In July, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20-years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center). Construction of this hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020 or early 2021. The hospital lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated to be $37.5 million and the initial annual rent is estimated to be approximately $2.7 million.  We have invested approximately $17.4 million for land and the development and construction costs of this hospital as of June 30, 2020 (including accrued costs at June 30, 2020).

Acquisitions:

There were no acquisitions during the first six months of 2020.

Dispositions:

There were no dispositions during the first six months of 2020.

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

At June 30, 2020, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction which is scheduled to be completed in late 2020). As of June 30, 2020, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs/LPs in which we own a non-controlling interest (including one that is currently under construction) and were accounted for under the equity method as of June 30, 2020:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $8.0 million, which is non-recourse to us, outstanding as of June 30, 2020.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.5 million, outstanding as of June 30, 2020.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of June 30, 2020.  This LP has a third-party term loan, which is non-recourse to us, of $4.9 million, outstanding as of June 30, 2020.

(d.)

This MOB, currently under construction, will be located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of June 30, 2020. This LP entered into a $13.1 million third-party construction loan, which is non-recourse to us and has an outstanding balance of $7.1 million as of June 30, 2020. The LP will develop, construct, own and operate the Texoma Medical Plaza II which is expected to open in late 2020.

(e.)	The LLC is the lessee with a third party lessor under a ground lease for land.
(f.)	The LPs are the lessee, or have committed to a lease, with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs (excluding one that owns an MOB that is currently under construction) accounted for under the equity method at June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,497	$2,531	$5,013	$4,991
Operating expenses	1,019	994	2,047	2,006
Depreciation and amortization	447	485	889	883
Interest, net	316	322	634	644
Net income	$715	$730	$1,443	$1,458
Our share of net income	$419	$454	$854	$884

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs (including one LP that currently owns an MOB under construction) that were accounted for under the equity method as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(amounts in thousands)
Net property, including construction in progress	$37,313	$33,207
Other assets (a.)	7,590	7,452
Total assets	$44,903	$40,659

Other liabilities (a.)	$6,138	$6,785
Mortgage notes payable, non-recourse to us	33,428	26,650
Equity	5,337	7,224
Total liabilities and equity	$44,903	$40,659

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,408	$6,918
Amounts included in accrued expenses and other liabilities	(1,655)	(1,856)
Our share of equity in LLCs, net	$2,753	$5,062

(a.) Other assets and other liabilities as of both June 30, 2020 and December 31, 2019 includes approximately $3.7 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of June 30, 2020, and December 31, 2019, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2020	12/31/2019	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$4,852	$4,926	October, 2020
Grayson Properties (5.034% fixed rate mortgage loan)	13,515	13,658	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	7,967	8,066	December, 2024
Grayson Properties II (3.70% fixed rate construction loan) (c.)	7,094	-	June, 2025
	$33,428	$26,650
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time the venture intends to refinance pursuant to a new mortgage loan.
(c.)

This construction loan has a maximum balance of $13.1 million and requires unpaid interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022.  Principal and accrued interest monthly payments will commence on January 1, 2023.

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

(6) Recent Accounting Pronouncements

Accounting for Lease Concessions Granted in Connection with the COVID-19 Outbreak

On April 8, 2020, the Financial Accounting Standards Board ("FASB") held a public meeting and shortly afterwards issued a question-and-answer ("Q&A") document which was intended to provide accounting relief for lease concessions related to the COVID-19 pandemic. The accounting relief permits an entity to choose to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is a requirement of Accounting Standards Codification Topic 842, Leases, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total payments previously required by the lease. An entity may account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. To the extent that a rent concession is granted as a deferral of payments, but the total lease payments are substantially the same, lessors are allowed to account for the concession as if no change had been made to the original lease contract.

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three or six months ended June 30, 2020.

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

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2020 and 2019 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
UHS facilities:
Base rents	$4,294	$4,115	$8,538	$8,289
Bonus rents	1,417	1,352	2,797	2,746
Tenant reimbursements	270	184	527	409
Lease revenue - UHS facilities	$5,981	$5,651	$11,862	$11,444

Non-related parties:
Base rents	10,387	10,660	20,765	21,020
Tenant reimbursements	2,456	2,518	4,920	4,889
Lease revenue - Non-related parties	$12,843	$13,178	$25,685	$25,909

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2020, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the six months ended June 30, 2020.

(8) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $350 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

In June 2020, we entered into the first amendment (the “First Amendment”) to the revolving credit agreement (“Credit Agreement”), pursuant to which, among other things, an additional tranche of revolving credit commitments in the amount of $50 million, designated as the “Revolving B Facility”, was established thereby increasing the aggregate revolving credit commitment to $350 million from $300 million. The Credit Agreement, as amended, which is scheduled to mature in March 2022, provides for a revolving credit facility in an aggregate principal amount of $350 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries.  The remainder of the revolving credit commitments provided under the Credit Agreement that were in effect prior to giving effect to the First Amendment, has been designated as the “Revolving A Facility”.

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three, or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At June 30, 2020, we had $221.3 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $123.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2020. There are no compensating balance requirements. At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2020 and December 31, 2019. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2020	December 31, 2019
Tangible net worth	> =$125,000	$153,292	$167,181
Total leverage	< 60%	43.6%	42.3%
Secured leverage	< 30%	9.0%	9.1%
Unencumbered leverage	< 60%	40.2%	38.5%
Fixed charge coverage	> 1.50x	4.3x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2020 (amounts in thousands):

	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,547	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,614	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,587	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,653	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,158	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,216	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,841	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,621	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	60,237
Less net financing fees	(533)
Plus net debt premium	167
Total mortgages notes payable, non-recourse to us, net	$59,871

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2020 had a combined fair value of approximately $62.4 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $61.1 million and had a combined fair value of approximately $63.1 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of a 0.565% that we designated as a cash flow hedge.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2020, the fair value of our interest rate swaps was a net liability of $4.9 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the second quarter of 2020, we paid or accrued approximately $182,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $201,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $19,000 paid to us by the counterparty). During the first six months of 2020, we paid or accrued approximately $131,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $222,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty).   From inception of the swap agreements through June 30, 2020 we paid or accrued approximately $23,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $222,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of July 31, 2020, we have seventy-one real estate investments or commitments located in twenty states consisting of:

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

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks incorporated by reference in Item 1A Risk Factors and described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19.   Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence.  There may be significant declines in future bonus rental revenue earned on our hospital  properties leased to subsidiaries of UHS  to the extent that each hospital continues to experience significant decline in patient volumes and revenues. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.

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

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 32% and 30% of our consolidated revenues for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately 32% and 31% if our consolidated revenues for the six-month periods ended June 30, 2020 and 2019, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

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

•

The potential indirect impact of the Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, which makes significant changes to corporate and individual tax rates and calculation of taxes, which could potentially impact our tenants and jurisdictions, both positively and negatively, in which we do business, as well as the overall investment thesis for REITs.

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

•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 32% and 30% of our consolidated revenues during the three-month periods ended June 30, 2020 and 2019, respectively, and 32% and 31% of our consolidated revenues during the six-month periods ended June 30, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

A continuation in the deterioration in general economic conditions which has resulted in increases in the number of people unemployed and/or insured and likely increase the number of individuals without health insurance; as a result, the operators of our facilities may experience declines in patient volumes which could result in decreased occupancy rates at our medical office buildings.

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
•

The issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements resulting from the Budget Control Act of 2011, as discussed in the next bullet point below) and Medicaid (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians.

•

Pending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the Budget Control Act of 2011. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030.    We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”) and Healthcare and Education Reconciliation Act of 2010 (collectively referred to as the “Legislation”). President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was stayed and has been appealed. On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which ACA provisions should be stricken with the mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is expected in late 2020, and a ruling is not expected until after the November 2020 election. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business.

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

Results of Operations

During the three-month period ended June 30, 2020, net income was $4.7 million, as compared to $4.3 million during the second quarter of 2019.  The $439,000 increase was attributable to:

•

$694,000 decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, that occurred on June 1, 2019 and September 30, 2019, respectively (each facility has remained vacant since the respective date of lease expiration);

•

$765,000 increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and;

•	$368,000 of other combined net increases.

During the six-month period ended June 30, 2020, net income was $9.3 million, as compared to $8.5 million during the six-month period of 2019.  The $781,000 increase was attributable to:

•

$1.25 million decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, that occurred on June 1, 2019 and September 30, 2019, respectively (each facility has remained vacant since the respective date of lease expiration);

•	$250,000 decrease resulting from a gain on the sale of land recorded during the first six months of 2019;
•	$373,000 increase resulting from a decrease in depreciation and amortization expense;
•

$1.1 million increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and;

•	$763,000 of other combined net increases.

Total revenues decreased $45,000, or 0.2% during the three-month period ended June 30, 2020, as compared to the comparable quarter of 2019, and increased $50,000, or 0.1% during the six-month period ended June 30, 2020, as compared to the comparable period of 2019.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities (as discussed herein), which totaled $4.7 million and $4.5 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $9.4 million and $9.0 million for the six-month periods ended June 30, 2020 and 2019, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three and six months ended June 30, 2020, is $183,000 and $381,000, respectively, of aggregate operating expenses related to the two above-mentioned vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

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

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,700	$4,261	$9,254	$8,473
Depreciation and amortization expense on consolidated investments	6,381	6,426	12,761	13,134
Depreciation and amortization expense on unconsolidated affiliates	293	291	579	574
Gain on sale of land	-	-	-	(250)
Funds From Operations	$11,374	$10,978	$22,594	$21,931
Weighted average number of shares outstanding - Basic	13,739	13,730	13,737	13,729
Weighted average number of shares outstanding - Diluted	13,761	13,749	13,759	13,748
Funds From Operations per diluted share	$0.83	$0.80	$1.64	$1.60

Our FFO increased $396,000, or $.03 per diluted share, during the second quarter of 2020, as compared to the second quarter of 2019.  The net increase was primarily due to: (i) an unfavorable impact of $694,000, or $.05 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact); (ii) a favorable impact of $765,000, or $.06 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our average cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and; (iii) other combined net increases of $325,000, or $.02 per diluted share.

Our FFO increased $663,000, or $.04 per diluted share, during the first six months of 2020, as compared to the first six months of 2019, primarily due to: (i) an unfavorable impact of $1.25 million, or $.09 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact);  (ii) a favorable impact of $1.1 million, or $.08 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our average cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and; (iii) other combined net increases of $768,000, or $.05 per diluted share.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.0 million and $2.8 million during the three-month periods ended June 30, 2020 and 2019, respectively and $4.3 million and $5.5 million during the six-month periods ended June 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Revolving credit agreement	$1,075		$1,962	$2,698		$3,905
Mortgage interest	654		674	1,312		1,392
Interest rate swaps/caps expense/(income), net	182	(b.)	-	131	(b.)	(122)	(a.)
Amortization of financing fees	172		157	329		323
Amortization of fair value of debt	(13)		(13)	(26)		(26)
Capitalized interest on major projects	(61)		-	(126)		-
Other interest	7		1	7		1
Interest expense, net	$2,016		$2,781	$4,325		$5,473

(a.)	Represents interest paid to us by the counterparties pursuant to two interest rate caps with a combined notional amount of $60 million, which expired in March, 2019.
(b.)	Represents net interest paid by us to the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense decreased by approximately $765,000 during the three-month period ended June 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a $887,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.7% during the three months ended June 30, 2020 as compared to 3.7% in the comparable quarter of 2019), partially offset by an increase in our average outstanding borrowings ($215.5 million during the three months ended June 30, 2020 as compared to $195.9 million in the comparable 2019 quarter); (ii) a $182,000 net increase in interest rate swap expense, resulting from payments made by us to the counterparties pursuant to the terms of the swap agreements (combined notional amount of $140 million) during the second quarter of 2020; (iii) a $61,000 decrease in interest expense related to capitalized interest on major projects, and; (iv) $1,000 of other combined net increases in interest expense.

Interest expense decreased by approximately $1.1 million during the six-month period ended June 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a $1.2 million decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (2.2% during the six months ended June 30, 2020 as compared to 3.7% in the comparable six-month period of 2019), partially offset by an increase in our average outstanding borrowings ($214.4 million during the six months ended June 30, 2020 as compared to $195.0 million in the comparable 2019 six month-period); (ii) a $253,000 net increase in interest rate swap/caps expense during the six-months ended June 30, 2020 as compared to the comparable period in 2019; (iii) a $80,000 decrease in mortgage interest expense, resulting primarily from the repayment of a mortgage loan during the second quarter of 2019; (iv) a $126,000 decrease in interest expense related to capitalized interest on major projects, and; (v) $12,000 of other combined net increases in interest expense.

COVID-19 Impact

The COVID-19 pandemic began to significantly impact the United States in mid-March, 2020.  As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed for varying time periods. With the exception of the operators of our four preschool and childcare centers, which were closed from mid-March until mid-June, we believe that most of the tenants occupying our hospitals, medical office buildings (“MOBs”) and ambulatory care centers were permitted to continue operating if they elected to do so.

Tenants representing approximately 98% of our occupied square footage have paid their June rent. We believe that as of June 30, 2020, substantially all of our tenants have resumed operations of their businesses. However, many of our properties are located in states that have experienced significant increases in COVID-19 infections in June, July and early August. Such states include Arizona, California, Florida, Georgia, Nevada and Texas.  Although COVID-19 has not had a material adverse impact on our results of operations through June 30, 2020, we believe that the potentially adverse impact that the pandemic may have on our future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future, or stay current with their lease obligations.

Since the bonus rents earned by us on the three acute care hospitals leased to wholly-owned subsidiaries of Universal Health Services, Inc., are computed based upon a computation that compares each hospital’s current quarter revenue to the corresponding quarter in the base year, we could experience significant declines in future bonus rental revenue earned on these properties should those hospitals continue to experience significant declines in patient volumes and revenues. These hospitals believe that, to the extent that they experience revenue declines and increased expenses resulting from the COVID-19 pandemic, as ultimately measured over the life of the pandemic, they are eligible for emergency fund grants as provided for by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Our financial statements for the three and six-month periods ended June 30, 2020 include bonus rental attributable to revenues recorded by these three hospitals in connection with CARES Act grants.

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

The combined lease revenue generated at these facilities amounted to $537,000 and $900,000 during the three and six-month periods ended June 30, 2019, respectively. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

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

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $23.2 million during the six-month period ended June 30, 2020 as compared to $21.5 million during the comparable period of 2019. The $1.8 million net increase was attributable to:

•

A favorable change of $758,000 due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gain on sale of land), as discussed above;

•	a favorable change of $527,000 in accrued expenses and other liabilities;
•	a favorable change of $204,000 in leasing costs paid;
•	a favorable change of $910,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net unfavorable changes of $645,000.

Net cash used in investing activities

Net cash used in investing activities was $11.3 million during the first six months of 2020 as compared to $3.0 million during the first six months of 2019.

During the six-month period ended June 30, 2020 we funded: (i) $13.3 million in additions to real estate investments including $10.1 million of construction costs related to a newly constructed, 108-bed behavioral health care hospital located in Clive, Iowa, that is scheduled to be completed in late 2020 or early 2021, and tenant improvements at various MOBs, and; (ii) $3.2 million in equity investments in unconsolidated LLCs. In addition, during the six-months ended June 30, 2020, we received $5.2 million of cash distributions from our unconsolidated LLCs, consisting of proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

During the six-month period ended June 30, 2019 we funded: (i) $598,000 in equity investments in unconsolidated LLCs, and; (ii) $3.0 million in capital additions to real estate investments including tenant improvements at various MOBs.  In addition, during the six-month period ended June 30, 2019 we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $348,000 of cash distributions from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $11.7 million during the six months ended June 30, 2020, as compared to $17.5 million during the six months ended June 30, 2019.

During the six-month period ended June 30, 2020, we paid: (i) $907,000 on mortgage notes payable that are non-recourse to us; (ii) $362,000 of financing costs related to the revolving credit agreement, including amendment fees incurred during the second quarter of 2020, and; (iii) $18.9 million of dividends.  Additionally, during the six months ended June 30, 2020, we received: (i) $8.3 million of net borrowings on our revolving credit agreement, and; (ii) $223,000 of net cash from the issuance of shares of beneficial interest, as discussed below.

During the six-month period ended June 30, 2019, we paid: (i) $4.9 million of net outstanding borrowings under our revolving credit agreement; (ii) $3.4 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement; (iii) $35,000 of financing costs related to the revolving credit agreement, and; (iii) $9.3 million of dividends (excluded $9.4 million of dividends declared on June 12, 2019 that was paid on July 2, 2019). Additionally, during the six months ended June 30, 2019, we received $61,000 of net cash from the issuance of shares of beneficial interest.

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC (collectively, the Agents).  Pursuant to this ATM Program, during the second quarter of 2020, we issued 2,704 shares at an average price of $101.30 per share which generated approximately $270,000 of net cash proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000).  Additionally, we paid or incurred approximately $435,000 in various fees and expenses related to the commencement of our ATM program.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2020 and 2019:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $23.2 million and $21.5 million during the six-month periods ended June 30, 2020 and 2019, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $18.9 million during the six months ended June 30, 2020 and declared dividends of $18.6 million during the six months ended June 30, 2019 ($9.4 million of which was paid in July, 2019).  During the first six months of 2020, the $23.2 million of net cash provided by operating activities was approximately $4.3 million greater than the $18.9 million of dividends paid during the first six months of 2020. During the first six months of 2019, the $21.5 million of net cash provided by operating activities was approximately $2.9 million greater that the $18.6 million of dividends declared during the first six months of 2019.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2020 and 2019.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $350 million revolving credit agreement (which had $123.1 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of June 30, 2020); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our $350 million revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

In June 2020, we entered into the first amendment (the “First Amendment”) to the revolving credit agreement (“Credit Agreement”), pursuant to which, among other things, an additional tranche of revolving credit commitments in the amount of $50 million, designated as the “Revolving B Facility”, was established thereby increasing the aggregate revolving credit commitment to $350 million from $300 million. The Credit Agreement, as amended, which is scheduled to mature in March 2022, provides for a revolving credit facility in an aggregate principal amount of $350 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  The Credit Agreement also provides for options to extend the maturity date for two additional six month periods. Borrowings under the Credit Agreement are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the Credit Agreement are secured by first priority security interests in and liens on all equity interests in certain of the Trust’s wholly-owned subsidiaries.  The remainder of the revolving credit commitments provided under the Credit Agreement that were in effect prior to giving effect to the First Amendment, has been designated as the “Revolving A Facility”.

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three, or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At June 30, 2020, we had $221.3 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $123.1 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2020. There are no compensating balance requirements. At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at June 30, 2020 and December 31, 2019. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2020	December 31, 2019
Tangible net worth	> =$125,000	$153,292	$167,181
Total leverage	< 60%	43.6%	42.3%
Secured leverage	< 30%	9.0%	9.1%
Unencumbered leverage	< 60%	40.2%	38.5%
Fixed charge coverage	> 1.50x	4.3x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2020 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,547	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,614	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,587	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,653	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,158	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,216	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,841	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,621	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	60,237
Less net financing fees	(533)
Plus net debt premium	167
Total mortgages notes payable, non-recourse to us, net	$59,871

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2020 had a combined fair value of approximately $62.4 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $61.1 million and had a combined fair value of approximately $63.1 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2020, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at June 30, 2020 totaled $5.6 million related to Grayson Properties II.  As of December 31, 2019, we did not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2020, except for the additional disclosure below.

Financial Instruments

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of a 0.565% that we designated as a cash flow hedge.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2020, the fair value of our interest rate swaps was a net liability of $4.9 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the second quarter of 2020, we paid or accrued approximately $182,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $201,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $19,000 paid to us by the counterparty).  During the first six months of 2020, we paid or accrued approximately $131,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $222,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty).   From inception of the swap agreements through June 30, 2020 we paid or accrued approximately $23,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $222,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2020, the fair value and carrying-value of our debt is approximately $283.6 million and $281.5 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.1 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of June 30, 2020, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$1,005	$2,081	$12,197	$11,892	$13,550	$19,512	$60,237
Average interest rates	4.3%	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$—	$221,250	$—	$—	$—	$221,250
Average interest rates	1.4%	1.4%	1.4%	—	—	—	1.4%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$—	$85,000	$55,000	$140,000
Interest rates	—	—	—	—	1.3%	0.57%	1.0%
(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $221.3 million of outstanding borrowings under the terms of our $350 million revolving credit agreement.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of June 30, 2020 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $812,500.

Item 4. Controls and Procedures

As of June 30, 2020, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first six months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarterly period ended March 31, 2020 (the “first quarter 2020 Form 10-Q”) include listings of risk factors to be considered by investors in our securities.  Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2020 Form 10-Q, which is hereby incorporated by reference into the Part II, Item 1A of this Form 10-Q, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits

(a.)	Exhibits:

10.1

First Amendment, dated as of June 5, 2020 to Credit Agreement, dated as of March 27, 2018 between Universal Health Realty Income Trust, certain subsidiaries of Universal Health Realty Income Trust, certain banks and financial institutions from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2020, is incorporated herein by reference.

10.2

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Company’s Proxy Statement filed on April 21, 2020, is incorporated herein by reference.

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

Date: August 7, 2020	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)