Form 10-Q
period 2020-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2020-11-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of common shares of beneficial interest outstanding at October 31, 2020—13,770,519.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2020, we had investments in five jointly-owned LLCs/LPs (including one currently under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2020 and 2019

(amounts in thousands, except share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Lease revenue - UHS facilities (a.)	$6,381	$5,821	$18,243	$17,265
Lease revenue - Non-related parties	12,841	13,555	38,526	39,464
Other revenue - UHS facilities	232	230	667	652
Other revenue - Non-related parties	238	260	744	923
	19,692	19,866	58,180	58,304
Expenses:
Depreciation and amortization	6,399	6,430	19,160	19,564
Advisory fees to UHS	1,039	1,011	3,082	2,963
Other operating expenses	5,614	5,566	16,573	16,106
	13,052	13,007	38,815	38,633
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gain on sale	6,640	6,859	19,365	19,671
Equity in income of unconsolidated LLCs	517	453	1,371	1,337
Gain on sale of land	-	-	-	250
Interest expense, net	(1,964)	(2,659)	(6,289)	(8,132)
Net income	$5,193	$4,653	$14,447	$13,126
Basic earnings per share	$0.38	$0.34	$1.05	$0.96
Diluted earnings per share	$0.38	$0.34	$1.05	$0.95

Weighted average number of shares outstanding - Basic	13,748	13,735	13,741	13,731
Weighted average number of shares outstanding - Diluted	13,770	13,757	13,763	13,751

(a.) Includes bonus rental on UHS hospital facilities of $1,680 and $1,428 for the three-month periods ended September 30, 2020 and 2019, respectively, and $4,477 and $4,174 for the nine-month periods ended September 30, 2020 and 2019, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2020 and 2019

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$5,193	$4,653	$14,447	$13,126
Other comprehensive gain/(loss):
Unrealized derivative gains/(losses) on cash flow hedges	234	561	(5,709)	429
Total other comprehensive gain/(loss):	234	561	(5,709)	429
Total comprehensive income	$5,427	$5,214	$8,738	$13,555

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$595,462	$572,503
Accumulated depreciation	(211,155)	(194,888)
	384,307	377,615
Land	54,892	54,892
Net Real Estate Investments	439,199	432,507
Investments in limited liability companies ("LLCs")	4,366	6,918
Other Assets:
Cash and cash equivalents	6,320	6,110
Lease and other receivables from UHS	3,270	2,963
Lease receivable - other	7,306	7,640
Intangible assets (net of accumulated amortization of $19.2 million and $26.5 million, respectively)	12,147	14,553
Right-of-use land assets, net	8,922	8,944
Deferred charges and other assets, net	9,091	9,154
Total Assets	$490,621	$488,789
Liabilities:
Line of credit borrowings	$227,100	$212,950
Mortgage notes payable, non-recourse to us, net	59,387	60,744
Accrued interest	533	374
Accrued expenses and other liabilities	21,316	12,888
Ground lease liabilities, net	8,922	8,944
Tenant reserves, deposits and deferred and prepaid rents	10,969	11,155
Total Liabilities	328,227	307,055
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2020 - 13,770,510; 2019 - 13,757,498	138	138
Capital in excess of par value	267,071	266,723
Cumulative net income	675,727	661,280
Cumulative dividends	(775,843)	(747,417)
Accumulated other comprehensive (loss)/income	(4,699)	1,010
Total Equity	162,394	181,734
Total Liabilities and Equity	$490,621	$488,789

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued, net	14	—	(317)	—	—	—	(317)
Restricted stock-based compensation expense	—	—	665	—	—	—	665
Dividends ($2.065/share)	—	—	—	—	(28,426)	—	(28,426)
Comprehensive income:
Net income	—	—	—	14,447	—	—	14,447
Unrealized loss on cash flow hedges	—	—	—	—	—	(5,709)	(5,709)
Subtotal - comprehensive income				14,447		(5,709)	8,738
September 30, 2020	13,771	$138	$267,071	$675,727	$(775,843)	$(4,699)	$162,394

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

July 1, 2020	13,770	$138	$266,843	$670,534	$(766,342)	$(4,933)	$166,240
Shares of Beneficial Interest:
Issued	1	—	(20)	—	—	—	(20)
Restricted stock-based compensation expense	—	—	248	—	—	—	248
Dividends ($.69/share)	—	—	—	—	(9,501)	—	(9,501)
Comprehensive income:
Net income	—	—	—	5,193	—	—	5,193
Unrealized gain on cash flow hedges	—	—	—	—	—	234	234
Subtotal - comprehensive income				5,193		234	5,427
September 30, 2020	13,771	$138	$267,071	$675,727	$(775,843)	$(4,699)	$162,394

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$14,447	$13,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,160	19,564
Amortization related to below market leases, net	(140)	(152)
Amortization of debt premium	(39)	(40)
Amortization of deferred financing costs	549	481
Stock-based compensation expense	665	504
Gain on sale of land	—	(250)
Changes in assets and liabilities:
Lease receivable	27	117
Accrued expenses and other liabilities	49	96
Tenant reserves, deposits and deferred and prepaid rents	(186)	(676)
Accrued interest	159	(80)
Leasing costs paid	(745)	(824)
Other, net	(1,171)	(135)
Net cash provided by operating activities	32,775	31,731
Cash flows from investing activities:
Investments in LLCs	(3,204)	(798)
Cash distributions from LLCs	5,196	343
Additions to real estate investments, net	(18,784)	(7,459)
Deposit on real estate assets	—	(200)
Cash proceeds received from divestiture of property, net	—	245
Net cash used in investing activities	(16,792)	(7,869)
Cash flows from financing activities:
Net borrowings on line of credit	14,150	9,250
Repayments of mortgage notes payable	(1,406)	(3,775)
Financing costs paid	(372)	(35)
Dividends paid	(28,411)	(27,988)
Issuance of shares of beneficial interest, net	266	165
Net cash used in financing activities	(15,773)	(22,383)
Increase in cash and cash equivalents	210	1,479
Cash and cash equivalents, beginning of period	6,110	5,036
Cash and cash equivalents, end of period	$6,320	$6,515
Supplemental disclosures of cash flow information:
Interest paid	$5,620	$7,771
Invoices accrued for construction and improvements	$5,660	$1,520

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2020. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2020, we had investments in five jointly-owned LLCs/LPs (including one under construction which is scheduled to be completed in late 2020). We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed for varying time periods.  We believe that by June 30, 2020, substantially all of our tenants had resumed operations of their businesses.

Although COVID-19 has not had a material adverse impact on our results of operations through September 30, 2020, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.  Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future, or stay current with their lease obligations.

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

The combined revenues generated from the leases on the UHS hospital facilities accounted for approximately 23% and 21% of our consolidated revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 22% of our consolidated revenues for each of the nine months ended September 30, 2020 and 2019. In addition, we have seventeen medical office buildings (“MOBs”), or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us (excluding new construction), that include tenants which are subsidiaries of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 34% and 30% of our consolidated revenues during the three-month periods ended September 30, 2020 and 2019, respectively, and approximately 33% and 31% of our consolidated revenues during the nine-month periods ended September 30, 2020 and 2019, respectively.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, the Master Lease, as amended in 2006, includes a change of control provision whereby UHS has the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the three leased hospital properties listed below at their appraised fair market value. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

A wholly-owned subsidiary of UHS has notified us that they are considering termination of the existing lease on Southwest Healthcare System, Inland Valley Campus, prior to the scheduled expiration of the current term on December 31, 2021.  As permitted pursuant to the terms of the lease, UHS has the right, subject to certain conditions, to propose substitution property with a fair market value substantially equal to that of the existing leased property. UHS is currently evaluating potential substitution properties and is expected to submit their proposal to us by December 31, 2020. Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees.  All transactions with UHS must be approved by a majority of our Independent Trustees. We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property, in which case, UHS has the right to purchase the property for its fair market value. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $3.3 million of lease revenue during the nine-month period ended September 30, 2020 ($2.0 million in base rental and $1.3 million in bonus rental) and $4.3 million during the year ended December 31, 2019 ($2.6 million in base rental and $1.7 million in bonus rental).

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

We are the lessee on eleven ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 29 years to approximately 79 years.  The annual aggregate lease payments on these properties are approximately $482,000 for the year ended 2020 and $482,000 for each of the years ended 2021, 2022, 2023 and 2024, and an aggregate of $27.5 million thereafter. See Note 7 for further disclosure around our lease accounting.

In late July, 2019 and September, 2019 we entered into two separate agreements with entities that are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Note 4, “New Construction, Acquisitions and Dispositions”.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2020 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and nine months ended September 30, 2020 and 2019, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.0 million for each of the three months ended September 30, 2020 and 2019, and were based upon average invested real estate assets of $594 million and $578 million, respectively.  Advisory fees incurred and paid (or payable) to UHS were approximately $3.1 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively, and were based upon average invested real estate assets of $587 million and $564 million, respectively.

Share Ownership: As of September 30, 2020 and December 31, 2019, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 34% and 30% of our consolidated revenues during the three-month periods ended September 30, 2020 and 2019, respectively, and 33% and 31% of our consolidated revenues during the nine-month periods ended September 30, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the third quarter of 2020, we declared dividend and dividend equivalents of approximately $9.5 million, or $.69 per share and we paid dividends of approximately $9.5 million, or $.69 per share, on September 30, 2020. We declared and paid dividends of approximately $9.4 million, or $.68 per share, during the third quarter of 2019.   During the nine-month period ended September 30, 2020, we declared dividend and dividend equivalents of approximately $28.4 million, or $2.065 per share and we paid dividends of $28.4 million, or $2.065 per share.  During the nine-month period ended September 30, 2019, we declared and paid dividends of $28.0 million, or $2.035 per share. Dividend equivalents which were accrued during the three and nine-month periods of 2020 will be paid out upon the vesting of the related restricted stock award.

Equity Issuance Program:

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. The common shares will be offered pursuant to the Registration Statement filed with the Securities and Exchange Commission, which became effective in June 2020.

No shares were issued pursuant to this ATM equity program during the third quarter of 2020.  During the second quarter of 2020, pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of September 30, 2020, we have paid or incurred approximately $507,000 in various fees and expenses related to the commencement of our ATM program.

(4) New Construction, Acquisitions and Dispositions

Nine Months Ended September 30, 2020:

New Construction:

In September, 2019, we entered into an agreement whereby we will own a 95% non-controlling ownership interest in Grayson Properties II L.P., which will develop, construct, own and operate the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which is scheduled to be completed in late 2020, will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for 40,000 rentable square feet, representing over 50% of the rentable square feet of the MOB.  The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to 20,000 rentable square feet of the first and second floors of the three-story MOB, and 20,000 rentable square feet on the third floor.  In April, 2020, a new, 122-month lease was fully executed with a third-party tenant for approximately 26,000 rentable square feet on the first floor of the MOB.  As a result, the master flex lease commitment was reduced to 20,000 of rentable square feet on the third floor of the MOB.  After giving effect to this new lease, 61% of the rentable square feet of the MOB is under lease agreements (including the remaining master lease space).    Effective June 1, 2020, a $13.1 million third-party construction loan (non-recourse to us) was obtained by the LP, which is scheduled to mature on June 1, 2025 and has an outstanding loan balance of $10.4 million as of September 30, 2020.  Additionally, we have committed to invest up to $4.8 million in equity or member loans in the development and construction of this MOB, none of which has been invested as of September 30, 2020.  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In July, 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20-years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between UHS and Catholic Health Initiatives - Iowa, Corp. (d/b/a Mercy One Des Moines Medical Center). Construction of this hospital, for which we have engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020 or early 2021. The hospital lease will commence upon issuance of the certificate of occupancy. The approximate cost of the project is estimated to be $37.5 million and the initial annual rent is estimated to be approximately $2.7 million.  We have invested approximately $25.0 million for land and the development and construction costs of this hospital as of September 30, 2020 (including accrued costs at September 30, 2020).

Acquisitions:

There were no acquisitions during the first nine months of 2020.

Dispositions:

There were no dispositions during the first nine months of 2020.

Nine Months Ended September 30, 2019:

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

At September 30, 2020, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs (including one currently under construction which is scheduled to be completed in late 2020). As of September 30, 2020, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs/LPs in which we own a non-controlling interest (including one that is currently under construction) and were accounted for under the equity method as of September 30, 2020:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $7.9 million, which is non-recourse to us, outstanding as of September 30, 2020.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.4 million, outstanding as of September 30, 2020.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of September 30, 2020.  This LP has a third-party term loan, which is non-recourse to us, of $4.8 million, outstanding as of September 30, 2020.  This loan, originally scheduled to mature on October 1, 2020, was extended with a new maturity date of February 1, 2021.

(d.)

This MOB, currently under construction, will be located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of September 30, 2020. This LP entered into a $13.1 million third-party construction loan, which is non-recourse to us and has an outstanding balance of $10.4 million as of September 30, 2020. The LP will develop, construct, own and operate the Texoma Medical Plaza II which is expected to open in late 2020.

(e.)	The LLC is the lessee with a third party lessor under a ground lease for land.
(f.)	The LPs are the lessee, or have committed to a lease, with a UHS-related party for the land related to this property.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs (excluding one that owns an MOB that is currently under construction) accounted for under the equity method at September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,624	$2,441	$7,637	$7,432
Operating expenses	1,047	927	3,094	2,933
Depreciation and amortization	444	434	1,333	1,317
Interest, net	315	325	949	969
Net income	$818	$755	$2,261	$2,213
Our share of net income	$517	$453	$1,371	$1,337

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs (including one LP that currently owns an MOB under construction) that were accounted for under the equity method as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(amounts in thousands)
Net property, including construction in progress	$40,979	$33,207
Other assets (a.)	8,275	7,452
Total assets	$49,254	$40,659

Other liabilities (a.)	$7,384	$6,785
Mortgage notes payable, non-recourse to us	36,525	26,650
Equity	5,345	7,224
Total liabilities and equity	$49,254	$40,659

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$4,366	$6,918
Amounts included in accrued expenses and other liabilities	(1,544)	(1,856)
Our share of equity in LLCs, net	$2,822	$5,062

(a.) Other assets and other liabilities as of both September 30, 2020 and December 31, 2019 includes approximately $3.7 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

As of September 30, 2020, and December 31, 2019, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2020	12/31/2019	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$4,814	$4,926	February, 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	13,442	13,658	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	7,917	8,066	December, 2024
Grayson Properties II (3.70% fixed rate construction loan) (d.)	10,352	-	June, 2025
	$36,525	$26,650
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)	This loan, originally scheduled to mature on October 1, 2020, was extended with a new maturity date of February 1, 2021, at which time the venture intends to refinance pursuant to a new mortgage loan.
(c.)	This loan is scheduled to mature within the next twelve months, at which time the venture intends to refinance pursuant to a new mortgage loan.
(d.)

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

(6) Recent Accounting Pronouncements

Accounting for Lease Concessions Granted in Connection with the COVID-19 Pandemic

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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three or nine months ended September 30, 2020.

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

(7) Lease Accounting

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2020 and 2019 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
UHS facilities:
Base rents	$4,402	$4,159	$12,940	$12,448
Bonus rents	1,680	1,428	4,477	4,174
Tenant reimbursements	299	234	826	643
Lease revenue - UHS facilities	$6,381	$5,821	$18,243	$17,265

Non-related parties:
Base rents	10,390	10,979	31,155	31,999
Tenant reimbursements	2,451	2,576	7,371	7,465
Lease revenue - Non-related parties	$12,841	$13,555	$38,526	$39,464

Disclosures Related to Certain Hospital Facilities:

Southwest Healthcare System, Inland Valley Campus:

A wholly-owned subsidiary of UHS has notified us that they are considering termination of the existing lease on Southwest Healthcare System, Inland Valley Campus prior to the scheduled expiration of the current term on December 31, 2021.  As permitted pursuant to the terms of the lease, UHS has the right, subject to certain conditions, to propose substitution property with a fair market value substantially equal to that of the existing leased property. UHS is currently evaluating potential substitution properties and is expected to submit their proposal to us by December 31, 2020. Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees.  All transactions with UHS must be approved by a majority of our Independent Trustees. We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property, in which case, UHS has the right to purchase the property for its fair market value. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $3.3 million of lease revenue during the nine-month period ended September 30, 2020 ($2.0 million in base rental and $1.3 million in bonus rental) and $4.3 million during the year ended December 31, 2019 ($2.6 million in base rental and $1.7 million in bonus rental).

Vacancies - Evansville, Indiana and Corpus Christi, Texas:

The leases on two hospital facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The former tenant of the hospital located in Evansville, Indiana, entered into a short-term lease with us, which covered the period of June 1, 2019 through September 30, 2019, at a substantially increased lease rate as compared to the original lease rate.

The combined lease revenue generated at these facilities amounted to approximately $842,000 and $1.7 million during the three and nine-month periods ended September 30, 2019, respectively. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

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

Kindred Hospital Chicago Central:

The existing lease with Kindred Hospital Chicago Central is scheduled to expire on December 31, 2021.  Pursuant to the terms of the lease, we earned approximately $1.2 million of lease revenue during the nine-month period ended September 30, 2020, and approximately $1.5 million during the year ended December 31, 2019.  We can provide no assurance that the lease on this facility, which during the year ended December 31, 2019 did not generate sufficient operating income to cover its rent due to us, will be renewed, or renewed at existing lease rates, upon maturity.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2020, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the nine months ended September 30, 2020.

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three, or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At September 30, 2020, we had $227.1 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $117.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2020. There are no compensating balance requirements. At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2020 and December 31, 2019. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2020	December 31, 2019
Tangible net worth	> =$125,000	$150,247	$167,181
Total leverage	< 60%	44.0%	42.3%
Secured leverage	< 30%	8.8%	9.1%
Unencumbered leverage	< 60%	40.6%	38.5%
Fixed charge coverage	> 1.50x	4.5x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2020 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,492	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,560	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,549	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,615	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,101	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,076	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,780	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,565	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	59,738
Less net financing fees	(505)
Plus net debt premium	154
Total mortgages notes payable, non-recourse to us, net	$59,387

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2020 had a combined fair value of approximately $63.1 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2019 was $61.1 million and had a combined fair value of approximately $63.1 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Financial Instruments:

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge.  The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.4975%, the counterparty pays us, and if the one-month LIBOR is less than 1.4975%, we pay the counterparty, the difference between the fixed rate of 1.4975% and one-month LIBOR.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2020, the fair value of our interest rate swaps was a net liability of $4.7 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the third quarter of 2020, we paid or accrued approximately $299,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2020, we paid or accrued approximately $430,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $521,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty).   From inception of the swap agreements through September 30, 2020 we paid or accrued approximately $322,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $521,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of October 31, 2020, we have seventy-one real estate investments or commitments located in twenty states consisting of:

•

seven hospital facilities consisting of three acute care, one behavioral health care (currently under construction), one rehabilitation (currently vacant) and two sub-acute (one of which is currently vacant);

•	four free-standing emergency departments (“FEDs”);
•

fifty-six medical/office buildings, including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), (one of which is currently under construction), and;

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

•

Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic.  There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act.

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 34% and 30% of our consolidated revenues for the three-month periods ended September 30, 2020 and 2019, respectively, and approximately 33% and 31% of our consolidated revenues for the nine-month periods ended September 30, 2020 and 2019, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities.

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.

•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 34% and 30% of our consolidated revenues during the three-month periods ended September 30, 2020 and 2019, respectively, and 33% and 31% of our consolidated revenues during the nine-month periods ended September 30, 2020 and 2019, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”) and Healthcare and Education Reconciliation Act of 2010 (collectively referred to as the “Legislation”). President Trump has taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was stayed and has been appealed. On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which ACA provisions should be stricken with the mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is scheduled to be heard on November 10, 2020, and a ruling is not expected until 2021. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business.

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

Results of Operations

During the three-month period ended September 30, 2020, net income was $5.2 million, as compared to $4.7 million during the third quarter of 2019.  The $540,000 increase was attributable to:

•

$891,000 decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, that occurred on June 1, 2019 and September 30, 2019, respectively (each facility has remained vacant since the respective date of lease expiration);

•

$695,000 increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings;

•	$252,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS, and;
•	$484,000 of other combined net increases.

During the nine-month period ended September 30, 2020, net income was $14.4 million, as compared to $13.1 million during the nine-month period of 2019.  The $1.3 million increase was attributable to:

•	$2.14 million decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, as mentioned above;
•	$250,000 decrease resulting from a gain on the sale of land recorded during the first nine months of 2019;
•	$404,000 increase resulting from a decrease in depreciation and amortization expense;
•

$1.84 million increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings;

•	$303,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS, and;
•	$1.16 million of other combined net increases.

Total revenues decreased $174,000, or 0.9% during the three-month period ended September 30, 2020, as compared to the comparable quarter of 2019, and decreased $124,000, or 0.2% during the nine-month period ended September 30, 2020, as compared to the comparable period of 2019. The net decrease was due primarily to the $842,000 and $1.74 million of revenues recorded during the three and nine-month periods ended September 30, 2019, respectively, in connection with the two hospital facilities that had lease expirations and vacancies in June and September of 2019, as mentioned above.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities (as discussed herein), which totaled $4.8 million and $4.9 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $14.2 million and $13.8 million for the nine-month periods ended September 30, 2020 and 2019, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three and nine months ended September 30, 2020, is $153,000 and $533,000, respectively, of aggregate operating expenses related to the two above-mentioned vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,193	$4,653	$14,447	$13,126
Depreciation and amortization expense on consolidated investments	6,399	6,430	19,160	19,564
Depreciation and amortization expense on unconsolidated affiliates	290	280	869	854
Gain on sale of land	-	-	-	(250)
Funds From Operations	$11,882	$11,363	$34,476	$33,294
Weighted average number of shares outstanding - Basic	13,748	13,735	13,741	13,731
Weighted average number of shares outstanding - Diluted	13,770	13,757	13,763	13,751
Funds From Operations per diluted share	$0.86	$0.83	$2.50	$2.42

Our FFO increased $519,000, or $.03 per diluted share, during the third quarter of 2020, as compared to the third quarter of 2019.  The net increase was primarily due to: (i) an unfavorable impact of $891,000, or $.06 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact); (ii) a favorable impact of $695,000, or $.05 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our average cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings; (iii) a favorable impact of $252,000, or $.02 per diluted share, resulting from an increase in bonus rental earned on the three hospital facilities leased to subsidiaries of UHS, and; (iv) other combined net increases of $463,000, or $.02 per diluted share.

Our FFO increased $1.2 million, or $.08 per diluted share, during the first nine months of 2020, as compared to the first nine months of 2019, primarily due to: (i) an unfavorable impact of $2.1 million, or $.16 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact);  (ii) a favorable impact of $1.8 million, or $.13 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our averagpe cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings; (iii) a favorable impact of $303,000, or $.02 per diluted share, resulting from an increase in bonus rental earned on the three hospital facilities leased to subsidiaries of UHS, and; (iv) other combined net increases of $1.2 million, or $.09 per diluted share.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.0 million and $2.7 million during the three-month periods ended September 30, 2020 and 2019, respectively and $6.3 million and $8.1 million during the nine-month periods ended September 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Revolving credit agreement	$948		$1,900		$3,646		$5,805
Mortgage interest	645		645		1,957		2,037
Interest rate caps income, net	-		-		-		(122)	(a.)
Interest rate swaps expense/(income), net	299	(b.)	(17)	(b.)	430	(b.)	(17)	(b.)
Amortization of financing fees	220		157		549		480
Amortization of fair value of debt	(13)		(13)		(39)		(39)
Capitalized interest on major projects	(128)		(13)		(254)		(13)
Other interest	(7)		-		-		1
Interest expense, net	$1,964		$2,659		$6,289		$8,132

(a.)	Represents interest paid to us by the counterparties pursuant to two interest rate caps with a combined notional amount of $60 million, which expired in March, 2019.
(b.)	Represents net interest paid by us to/(paid to us by) the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense decreased by approximately $695,000 during the three-month period ended September 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a $952,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.4% during the three months ended September 30, 2020 as compared to 3.5% in the comparable quarter of 2019), partially offset by an increase in our average outstanding borrowings ($220.1 million during the three months ended September 30, 2020 as compared to $198.6 million in the comparable 2019 quarter); (ii) a $316,000 net increase in interest rate swap expense during the third quarter of 2020 as compared to the third quarter of 2019; (iii) a $115,000 decrease in interest expense related to capitalized interest on major projects, and; (iv) $56,000 of other combined net increases in interest expense.

Interest expense decreased by approximately $1.8 million during the nine-month period ended September 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a $2.2 million decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.9% during the nine months ended September 30, 2020 as compared to 3.6% in the comparable nine-month period of 2019), partially offset by an increase in our average outstanding borrowings ($216.3 million during the nine months ended September 30, 2020 as compared to $196.2 million in the comparable 2019 nine month-period); (ii) a $569,000 net increase in interest rate swap/caps expense during the nine-months ended September 30, 2020 as compared to the comparable period in 2019; (iii) a $80,000 decrease in mortgage interest expense, resulting primarily from the repayment of a mortgage loan during the second quarter of 2019; (iv) a $241,000 decrease in interest expense related to capitalized interest on major projects, and; (v) $68,000 of other combined net increases in interest expense.

COVID-19 Impact

The COVID-19 pandemic began to significantly impact the United States in mid-March, 2020.  As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed for varying time periods. We believe that by June 30, 2020, substantially all of our tenants had resumed operations of their businesses.

Tenants representing approximately 99% of our occupied square footage have paid their rent through September 30, 2020.  Although COVID-19 has not had a material adverse impact on our results of operations through September 30, 2020, we believe that the potentially adverse impact that the pandemic may have on our future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future, or stay current with their lease obligations.

Since the bonus rents earned by us on the three acute care hospitals leased to wholly-owned subsidiaries of Universal Health Services, Inc., are computed based upon a computation that compares each hospital’s current quarter revenue to the corresponding quarter in the base year, we could experience significant declines in future bonus rental revenue earned on these properties should those hospitals continue to experience significant declines in patient volumes and revenues. These hospitals believe that, to the extent that they experience revenue declines and increased expenses resulting from the COVID-19 pandemic, as ultimately measured over the life of the pandemic, they are eligible for emergency fund grants as provided for by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Our financial statements for the three and nine-month periods ended September 30, 2020 include bonus rental attributable to revenues recorded by these three hospitals in connection with CARES Act grants.

Throughout the common areas of many properties in our portfolio, we have implemented COVID-19 risk mitigating actions such as, enhanced cleaning protocols including supplemental cleaning and sanitizing of high-touch points, limiting points of entry at certain facilities, and coordinating with health care providers to assess or screen patients prior to entering certain of our MOBs.

Disclosures Related to Certain Hospital Facilities

Please refer to Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including Southwest Healthcare System, Inland Valley Campus; Evansville, Indiana; Corpus Christi, Texas, and; Kindred Hospital Chicago Central.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $32.8 million during the nine-month period ended September 30, 2020 as compared to $31.7 million during the comparable period of 2019. The $1.0 million net increase was attributable to:

•

A favorable change of $1.4 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gain on sale of land), as discussed above;

•	an unfavorable change of $90,000 in lease receivable;
•	a favorable change of $239,000 in accrued interest;
•	a favorable change of $490,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net unfavorable changes of $1.0 million, resulting primarily from the timing of prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $16.8 million during the first nine months of 2020 as compared to $7.9 million during the first nine months of 2019.

During the nine-month period ended September 30, 2020 we funded: (i) $18.8 million in additions to real estate investments including $14.4 million of construction costs related to a newly constructed, 108-bed behavioral health care hospital located in Clive, Iowa, that is scheduled to be completed in late 2020 or early 2021, and tenant improvements at various MOBs, and; (ii) $3.2 million in equity investments in unconsolidated LLCs. In addition, during the nine-months ended September 30, 2020, we received $5.2 million of cash distributions from our unconsolidated LLCs, consisting of proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

During the nine-month period ended September 30, 2019 we funded: (i) $798,000 in equity investments in unconsolidated LLCs; (ii) $7.5 million in capital additions to real estate investments including tenant improvements at various MOBs and $1.3 million for the purchase of land related to the newly constructed behavioral health care hospital located in Clive, Iowa, and; (iii) $200,000 as a deposit on real estate assets.  In addition, during the nine-month period ended September 30, 2019 we received: (i) $245,000 of cash proceeds from the divestiture of land, and; (ii) $343,000 of cash distributions in excess of income received from our unconsolidated LLCs.

Net cash used in financing activities

Net cash used in financing activities was $15.8 million during the nine months ended September 30, 2020, as compared to $22.4 million during the nine months ended September 30, 2019.

During the nine-month period ended September 30, 2020, we paid: (i) $1.4 million on mortgage notes payable that are non-recourse to us; (ii) $372,000 of financing costs related to the revolving credit agreement, including amendment fees, and; (iii) $28.4 million of dividends.  Additionally, during the nine months ended September 30, 2020, we received: (i) $14.2 million of net borrowings on our revolving credit agreement, and; (ii) $266,000 of net cash from the issuance of shares of beneficial interest, as discussed below.

During the nine-month period ended September 30, 2019, we paid: (i) $3.8 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement; (ii) $35,000 of financing costs related to the revolving credit agreement, and; (iii) $28.0 million of dividends. Additionally, during the nine months ended September 30, 2019, we received (i) $9.3 million of net borrowings on our revolving credit agreement, and; (ii) $165,000 of net cash from the issuance of shares of beneficial interest.

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the third quarter of 2020. During the second quarter of 2020, pursuant to this ATM equity program, we issued 2,704 shares at an average price of $101.30 per share which generated approximately $270,000 of net cash proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000).  Additionally, we paid or incurred approximately $507,000 in various fees and expenses related to the commencement of our ATM program.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2020 and 2019:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $32.8 million and $31.7 million during the nine-month periods ended September 30, 2020 and 2019, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation expense and gain on transaction (as applicable) are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $28.4 million during the nine months ended September 30, 2020 and declared and paid dividends of $28.0 million during the nine months ended September 30, 2019.  During the first nine months of 2020, the $32.8 million of net cash provided by operating activities was approximately $4.4 million greater than the $28.4 million of dividends paid during the first nine months of 2020. During the first nine months of 2019, the $31.7 million of net cash provided by operating activities was approximately $3.7 million greater than the $28.0 million of dividends paid during the first nine months of 2019.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2020 and 2019.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $350 million revolving credit agreement (which had $117.3 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of September 30, 2020); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three, or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At September 30, 2020, we had $227.1 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $117.3 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2020. There are no compensating balance requirements.  At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at September 30, 2020 and December 31, 2019. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	September 30, 2020	December 31, 2019
Tangible net worth	> =$125,000	$150,247	$167,181
Total leverage	< 60%	44.0%	42.3%
Secured leverage	< 30%	8.8%	9.1%
Unencumbered leverage	< 60%	40.6%	38.5%
Fixed charge coverage	> 1.50x	4.5x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2020 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,492	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,560	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,549	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,615	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	13,101	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	3,076	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,780	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,565	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	59,738
Less net financing fees	(505)
Plus net debt premium	154
Total mortgages notes payable, non-recourse to us, net	$59,387

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2020 had a combined fair value of approximately $63.1 million.  At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages was $61.1 million and had a combined fair value of approximately $63.1 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2020, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at September 30, 2020 totaled $5.6 million related to Grayson Properties II.  As of December 31, 2019, we did not have any off balance sheet arrangements other than equity and debt financing commitments.

Acquisition and Divestiture Activity

Please see Note 4 to the condensed consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2020, except for the additional disclosure below.

Financial Instruments

In March 2020, we entered into an interest rate swap agreement on a total notional amount of $55 million with a fixed interest rate of 0.565% that we designated as a cash flow hedge.  The interest rate swap became effective on March 25, 2020 and is scheduled to mature on March 25, 2027. If the one-month LIBOR is above 0.565%, the counterparty pays us, and if the one-month LIBOR is less than 0.565%, we pay the counterparty, the difference between the fixed rate of 0.565% and one-month LIBOR.

In January 2020, we entered into an interest rate swap agreement on a total notional amount of $35 million with a fixed interest rate of 1.4975% that we designated as a cash flow hedge.  The interest rate swap became effective on January 15, 2020 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.4975%, the counterparty pays us, and if the one-month LIBOR is less than 1.4975%, we pay the counterparty, the difference between the fixed rate of 1.4975% and one-month LIBOR.

During the third quarter of 2019, we entered into an interest rate swap agreement on a total notional amount of $50 million with a fixed interest rate of 1.144% that we designated as a cash flow hedge. The interest rate swap became effective on September 16, 2019 and is scheduled to mature on September 16, 2024. If the one-month LIBOR is above 1.144%, the counterparty pays us, and if the one-month LIBOR is less than 1.144%, we pay the counterparty, the difference between the fixed rate of 1.144% and one-month LIBOR.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2020, the fair value of our interest rate swaps was a net liability of $4.7 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the third quarter of 2020, we paid or accrued approximately $299,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2020, we paid or accrued approximately $430,000 in net payments made to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps (consisting of approximately $521,000 in payments, adjusted for the previous quarter accrual, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty).   From inception of the swap agreements through September 30, 2020 we paid or accrued approximately $322,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $521,000 of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2020, the fair value and carrying-value of our debt is approximately $290.2 million and $286.8 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $3.4 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of September 30, 2020, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$505	$2,081	$12,197	$11,892	$13,550	$19,513	$59,738
Average interest rates	4.3%	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$—	$227,100	$—	$—	$—	$227,100
Average interest rates	1.4%	1.4%	1.4%	—	—	—	1.4%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$—	$85,000	$55,000	$140,000
Interest rates	—	—	—	—	1.3%	0.57%	1.0%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $227.1 million of outstanding borrowings under the terms of our $350 million revolving credit agreement.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of September 30, 2020 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $871,000.

Item 4. Controls and Procedures

As of September 30, 2020, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarterly period ended March 31, 2020 (the “first quarter 2020 Form 10-Q”) include listings of risk factors to be considered by investors in our securities.  Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2020 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits

(a.)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)