Form 10-K
period 2020-12-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2021-02-25
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 401(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of voting shares and non-voting shares held by non-affiliates as of June 30, 2020: $1.0 billion (For the purpose of this calculation only, all members of the Board of Trustees are deemed to be affiliates). Number of shares of beneficial interest outstanding of registrant as of January 31, 2021: 13,771,298.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 (incorporated by reference under Part III).

UNIVERSAL HEALTH REALTY INCOME TRUST

2020 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2020. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Annual Report, including in Part I, Item 1.-Relationship with Universal Health Services, Inc. (“UHS”), a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019.  Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of eighteen medical office buildings (“MOBs”) or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Annual Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies in which we have various non-controlling equity interests ranging from 33% to 95%. As of December 31, 2020, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 8 to the Consolidated Financial Statements included herein).

PART I

ITEM 1.	Business

General

We are a real estate investment trust (“REIT”) which commenced operations in 1986. We invest in health care and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2021, we have seventy-two real estate investments or commitments located in twenty states in the United States consisting of: (i) seven hospital facilities including three acute care, one behavioral health care, one rehabilitation (currently vacant) and two specialty hospitals (one of which are currently vacant); (ii) fifty-seven medical/office buildings; (iii) four free-standing emergency departments (“FEDs”), and; (iv) four preschool and childcare centers.

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

In accordance with Section 303A.12(a) of The New York Stock Exchange Listed Company Manual, we submitted our CEO’s Certification to the New York Stock Exchange in 2020. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Overview of Facilities

As of February 25, 2021, we have investments in seventy-two facilities located in twenty states and consisting of the following:

Facility Name	Location	Type of Facility	Ownership	Guarantor
Southwest Healthcare System, Inland Valley Campus (A) (M)	Wildomar, CA	Acute Care	100%	Universal Health Services, Inc.
McAllen Medical Center (A)	McAllen, TX	Acute Care	100%	Universal Health Services, Inc.
Wellington Regional Medical Center (A)	W. Palm Beach, FL	Acute Care	100%	Universal Health Services, Inc.
Kindred Hospital Chicago Central (B) (N)	Chicago, IL	Sub-Acute Care	100%	Kindred Healthcare, Inc.
Corpus Christi, TX (F)	Corpus Christi, TX	Sub-Acute Care	100%	—
Evansville Rehabilitation Hospital, LLC (G)	Evansville, IN	Rehabilitation	100%	—
Family Doctor’s Medical Office Bldg. (B)	Shreveport, LA	MOB	100%	Christus Health Northern Louisiana
Professional Buildings at Kings Crossing
Building A (B)	Kingwood, TX	MOB	100%	—
Building B (B)	Kingwood, TX	MOB	100%	—
Chesterbrook Academy (B)	Audubon, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B) (O)	New Britain, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B) (P)	Newtown, PA	Preschool & Childcare	100%	SEG, Incorporated
Chesterbrook Academy (B)	Uwchlan, PA	Preschool & Childcare	100%	SEG, Incorporated
Southern Crescent Center I (B)	Riverdale, GA	MOB	100%	—
Southern Crescent Center, II (D)	Riverdale, GA	MOB	100%	—
St. Matthews Medical Plaza II (C)	Louisville, KY	MOB	33%	—
Desert Valley Medical Center (E)	Phoenix, AZ	MOB	100%	—
Cypresswood Professional Center (B)
8101	Spring, TX	MOB	100%	—
8111	Spring, TX	MOB	100%	—
Desert Springs Medical Plaza (D)	Las Vegas, NV	MOB	100%	—
701 South Tonopah Bldg. (A)	Las Vegas, NV	MOB	100%	—
Santa Fe Professional Plaza (E)	Scottsdale, AZ	MOB	100%	—
Summerlin Hospital MOB I (D)	Las Vegas, NV	MOB	100%	—
Summerlin Hospital MOB II (D)	Las Vegas, NV	MOB	100%	—
Danbury Medical Plaza (B)	Danbury, CT	MOB	100%	—
Mid Coast Hospital MOB (C)	Brunswick, ME	MOB	74%	—
Rosenberg Children’s Medical Plaza (E)	Phoenix, AZ	MOB	100%	—
Gold Shadow (D)
700 Shadow Lane MOB	Las Vegas, NV	MOB	100%	—
2010 & 2020 Goldring MOBs	Las Vegas, NV	MOB	100%	—
Apache Junction Medical Plaza (E)	Apache Junction, AZ	MOB	100%	—
Spring Valley Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Spring Valley Hospital Medical Office Building II (D)	Las Vegas, NV	MOB	100%	—
Sierra San Antonio Medical Plaza (E)	Fontana, CA	MOB	100%	—
Phoenix Children’s East Valley Care Center (E)	Phoenix, AZ	MOB	100%	—
Centennial Hills Medical Office Building (D)	Las Vegas, NV	MOB	100%	—
Palmdale Medical Plaza (D)	Palmdale, CA	MOB	100%	—
Summerlin Hospital Medical Office Building III (D)	Las Vegas, NV	MOB	100%	—
Vista Medical Terrace (D)	Sparks, NV	MOB	100%	—
The Sparks Medical Building (D)	Sparks, NV	MOB	100%	—
Auburn Medical Office Building II (E)	Auburn, WA	MOB	100%	—
Texoma Medical Plaza (H)	Denison, TX	MOB	95%	—
BRB Medical Office Building (E)	Kingwood, TX	MOB	100%	—
3811 E. Bell (E)	Phoenix, AZ	MOB	100%	—
Lake Pointe Medical Arts Building (E)	Rowlett, TX	MOB	100%	—
Forney Medical Plaza (E)	Forney, TX	MOB	100%	—
Tuscan Professional Building (E)	Irving, TX	MOB	100%	—
Emory at Dunwoody Building (E)	Atlanta, GA	MOB	100%	—
PeaceHealth Medical Clinic (E)	Bellingham, WA	MOB	100%	—
Forney Medical Plaza II (C)	Forney, TX	MOB	95%	—
Northwest Texas Professional Office Tower (E)	Amarillo, TX	MOB	100%	—
5004 Poole Road MOB (A)	Denison, TX	MOB	100%	—
Ward Eagle Office Village (E)	Farmington Hills, MI	MOB	100%	—
The Children’s Clinic at Springdale (E)	Springdale, AR	MOB	100%	—
The Northwest Medical Center at Sugar Creek (E)	Bentonville, AR	MOB	100%	—
Hanover Emergency Center (E)	Mechanicsville, VA	FED	100%	—
South Texas ER at Weslaco (A)	Weslaco, TX	FED	100%	—
South Texas ER at Mission (A)	Mission, TX	FED	100%	—
Haas Medical Office Park (E)	Ottumwa, IA	MOB	100%	Regional Hospital Partners
Piedmont - Roswell Physician Center (E)	Sandy Springs, GA	MOB	100%	—
Piedmont - Vinings Physician Center (E)	Vinings, GA	MOB	100%	—
Madison Professional Office Building (E)	Madison, AL	MOB	100%	—
Chandler Corporate Center III (E)	Chandler, AZ	MOB	100%	—
Frederick Crestwood MOB (E)	Frederick, MD	MOB	100%	—
2704 North Tenaya Way (E)	Las Vegas, NV	MOB	100%	—
Henderson Medical Plaza (D)	Henderson, NV	MOB	100%	—

Health Center at Hamburg (E)	Hamburg, PA	MOB	100%	—
Las Palmas Del Sol Emegency Center-West (E)	El Paso, TX	FED	100%	—
Beaumont Medical Sleep Center Building (E)	Southfield, MI	MOB	100%	—
Bellin Health Family Medicine Center (E) (I)	Escanaba, MI	MOB	100%	—
Clive Behavioral Health (D) (J)	Clive, IA	Behavioral Health	100%	Universal Health Services, Inc. and Catholic Health Initiatives-Iowa, Corp.
Texoma Medical Plaza II (H) (K)	Denison, TX	MOB	95%	—
Sand Point Medical Properties (L)	Escanaba, MI	MOB	100%	Fresenius Medical Care Holdings, Inc.

(A)	Real estate assets owned by us and leased to subsidiaries of Universal Health Services, Inc. (“UHS”).
(B)	Real estate assets owned by us and leased to an unaffiliated third-party or parties.
(C)

Real estate assets owned by a limited liability company (“LLC”) or a limited partnership (“LP”) in which we have a non-controlling ownership interests and include tenants who are unaffiliated third-parties.

(D)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are subsidiaries of UHS or jointly owned by subsidiaries of UHS.
(E)	Real estate assets owned by us or an LLC in which we hold 100% ownership interests and include tenants who are unaffiliated third parties.
(F)	The lease on this facility expired on June 1, 2019. The hospital is vacant and being marketed for a new tenant.
(G)	The lease on this facility expired on May 31, 2019. The hospital is vacant and being marketed for a new tenant.
(H)	Real estate assets owned by an LLC or an LP in which we have a noncontrolling ownership interest and include tenants who are subsidiaries of UHS.
(I)	This property was acquired during the fourth quarter of 2019.
(J)

Construction on this UHS-related hospital facility was substantially completed in December 2020.  This property is leased to a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp. A wholly-owned subsidiary of UHS acted as project manager for the construction of the hospital.

(K)	Construction on this property was substantially completed in December 2020. The master lease commenced on December 11, 2020.
(L)	This property was acquired in late December 2020.
(M)

A wholly-owned subsidiary of UHS has notified us it is considering terminating the existing lease on Southwest Healthcare System, Inland Valley Campus upon the scheduled expiration of the current term on December 31, 2021. UHS is currently evaluating potential substitution properties, with a fair market value substantially equal to the fair market value of Southwest Healthcare System, Inland Valley campus, and is expected to submit its proposal to us during the first quarter of 2021.  All transaction with UHS must be approved by a majority of our Independent Trustees.

(N)

The existing lease with Kindred Hospital Chicago Central is scheduled to expire on December 31, 2021.  We can provide no assurance that the lease on this facility, which in 2020 and 2019 did not generate sufficient operating income to cover its rent due to us, will be renewed, or renewed at existing lease rates, upon maturity.

(O)	The lease term on this facility was extended for ten years from its scheduled June 30, 2022 expiration, through June 30, 2032.
(P)	The lease term on this facility was extended for ten years from its scheduled June 30, 2021 expiration, through June 30, 2031.

Other Information

Included in our portfolio at December 31, 2020 are seven hospital facilities (one of which was substantially completed in late December, 2020) with an aggregate investment of $162.4 million as of December 31, 2020.  Included in our portfolio at December 31, 2019 were six hospital facilities with an aggregate investment of $130.4 million. The leases with respect to the hospital facilities (two of which expired during 2019) comprised approximately 24%, 26% and 25% of our consolidated revenues in 2020, 2019 and 2018, respectively. The leases on two hospital facilities expired during 2019 and were not renewed and the facilities remain vacant. The combined revenues generated from these leases that expired in 2019 comprised approximately 2% of our consolidated revenues during each of the years ended December 31, 2018 and 2017.  As of January 1, 2021, leases on five of our seven hospital facilities (two of which are currently vacant) have fixed terms with an average of 5.8 years remaining and include renewal options ranging from zero to five, five or ten-year terms. The remaining lease terms for each hospital facility, which vary by hospital, are included herein in Item 2. Properties.

We believe a facility’s earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) and a facility’s EBITDAR divided by the sum of minimum rent plus additional rent payable to us (“Coverage Ratio”), which are non-GAAP financial measures, are helpful to us and our investors as a measure of the operating performance of a hospital facility. EBITDAR, which is used as an indicator of a facility’s estimated cash flow generated from operations (before rent expense, capital additions and debt service), is used by us in evaluating a facility’s financial viability and its ability to pay rent. For the four occupied hospital facilities (excluding the newly constructed behavioral health hospital) owned by us at the end of 2020, the combined weighted average Coverage Ratio was approximately 10.3 (ranging from -0.6 to 23.5).   For the four occupied hospital facilities owned by us at the end of 2019, the combined weighted average Coverage Ratio was approximately 8.7 (ranging from -1.6 to 20.9). For the six occupied hospital facilities owned by us at the end of 2018, the combined weighted average Coverage Ratio was approximately 7.0 (ranging from -0.7 to 17.1). The Coverage Ratio for individual facilities varies.

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

Relationship with Universal Health Services, Inc. (“UHS”)

Leases:    We commenced operations in 1986 by purchasing properties from certain subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and renewal terms for each of the three hospital facilities leased to wholly-owned subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with wholly-owned subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the three hospital facilities leased to wholly-owned subsidiaries of UHS accounted for approximately 22% of our consolidated revenue for the five years ended December 31, 2020 (approximately 22%, 22% and 21% for the years ended December 31, 2020, 2019 and 2018 respectively). In addition to these three UHS hospital facilities, we have nineteen properties consisting of hospitals, MOBs, or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us that include tenants which are subsidiaries or joint ventures of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2020 (approximately 33%, 31% and 30% for the years ended December 31, 2020, 2019 and 2018, respectively).

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the three hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted.  Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

A wholly-owned subsidiary of UHS has notified us that it is considering terminating the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, UHS has notified us that they are planning to offer us potential substitution properties, with fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in exchange for the Inland Valley Campus. UHS is expected to submit its proposal to us during the first quarter of 2021.  Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees. All transactions with UHS must be approved by a majority of our Independent Trustees.  We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental) and $4.3 million during the year ended December 31, 2019 ($2.6 million in base rental and $1.7 million in bonus rental).

Management cannot predict whether the leases with wholly-owned subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 29 years to approximately 78 years.  The annual aggregate lease payments expected on these properties are approximately $486,000 for the year ended 2020 and $508,000 for each of the years ended 2021, 2022, 2023 and 2024, and an aggregate of $29.0 million thereafter.  Please see Note 4 for further disclosure around our lease accounting.

In late July, 2019 and September, 2019 we entered into two separate agreements which are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas. Both of these projected were substantially completed in December, 2020. Please see additional disclosure in Note 3.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2020 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for 2020, 2019 and 2018 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.1 million during 2020, $4.0 million during 2019 and $3.8 million during 2018 and were based upon average invested real estate assets of $592 million, $568 million and $544 million during 2020, 2019 and 2018, respectively.

Share Ownership:    As of December 31, 2020 and 2019, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2020 (approximately 33%, 31% and 30% for the years ended December 31, 2020, 2019 and 2018, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.  Please see the heading “A substantial portion of our revenues are dependent upon one operator. If UHS experiences financial difficulties, or otherwise fails to make payments to us, or elects not to renew the leases on our three acute care hospitals, our revenues could be materially reduced” under “Risk Factors” for more information.

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

Regulation and Other Factors

During 2020, 2019 and 2018, 25%, 25% and 24%, respectively, of our revenues were earned pursuant to leases with operators of acute care services hospitals and free-standing emergency departments (“FEDs”), the majority of which are subsidiaries of UHS. A significant portion of the revenue earned by the operators of our acute care hospitals and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs).

Our acute care facilities and behavioral health care hospital, on which construction was completed in late December, 2020, derive a significant portion of their revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Neither we nor the operators of our hospital facilities are able to predict the effect of recent and future policy changes on our respective results of operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs.  In addition, possible repeal or replacement of the Legislation may have significant impact on the reimbursement for healthcare services.

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the 5th Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. On February 10, 2021, the Department of Justice announced that it has withdrawn support for the challenge before the Supreme Court. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which could have a material adverse effect on hospitals. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

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

A significant portion of the revenue earned by the operators of our acute care hospitals, behavioral health care hospital and FEDs is derived from federal and state healthcare programs, including Medicare and Medicaid. Under the statutory framework of the Medicare and Medicaid programs, many of the general acute care operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, the operators of our acute care hospitals are subject to an inpatient prospective payment system (“IPPS”). Under IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. These rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. The MS-DRG rates are adjusted annually based on geographic region and are weighted based upon a statistically normal distribution of severity.

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

Our three acute care hospitals, behavioral health care facility and two FEDs operated by subsidiaries of UHS, as well as two FEDs and one sub-acute care hospital facility operated by unaffiliated third-parties are located in Texas, Florida, California, Virginia, Illinois and Iowa. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us.

Executive Officers of the Registrant

Name	Age	Position
Alan B. Miller	83	Chairman of the Board, Chief Executive Officer and President
Charles F. Boyle	61	Vice President and Chief Financial Officer
Cheryl K. Ramagano	58	Vice President, Treasurer and Secretary
Timothy J. Fowler	65	Vice President, Acquisition and Development

Mr. Alan B. Miller has been our Chairman of the Board and Chief Executive Officer since our inception in 1986 and was appointed President in February, 2003. He had previously served as our President until 1990. Mr. Miller is currently Executive Chairman of the Board of UHS and previously served as Chairman of the Board and Chief Executive Officer of UHS since its inception in 1978 through December 31, 2020. He previously held the title of President of UHS as well, until 2009 when Marc D. Miller was elected as President of UHS. Mr. Alan B. Miller is the father of Marc D. Miller, who was elected to our Board of Trustees in December, 2008 and also serves as President and Chief Executive Officer of UHS and a member of the Board of Directors of UHS. Marc D. Miller previously served as President of UHS from 2009 through December 31, 2020.

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

Risks Related to the COVID-19 Pandemic

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

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2020, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.  Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.  Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future or stay current with their lease obligations.

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

Risks Related to the Regulatory Environment

The revenues and results of operations of the tenants of our hospital facilities, including UHS, and our medical office buildings, are significantly affected by payments received from the government and other third-party payors.

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

Our three acute care hospitals and two FEDs operated by subsidiaries of UHS, as well as two FEDs and one sub-acute care hospital facility operated by unaffiliated third parties are located in Texas, Florida, California, Virginia and Illinois. The majority of these states have reported significant budget deficits that have resulted in reductions of Medicaid funding at various times during the last few years and which could adversely affect future levels of Medicaid reimbursement received by certain operators of our facilities, including the operators of our hospital facilities. We can provide no assurance that reductions to Medicaid revenues earned by operators of certain of our facilities, particularly our hospital operators in the above-mentioned states, will not have a material adverse effect on the future operating results of those operators which, in turn, could have a material adverse effect on us. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the funding requirements and other provisions of the Patient Protection and Affordable Care Act, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on the business, financial position and results of operations of the operators of our hospital facilities, and in turn, ours.

In addition to changes in government reimbursement programs, the ability of our hospital operators to negotiate favorable contracts with private payors, including managed care organizations, significantly affects the revenues and operating results of those facilities. Private payors, including managed care organizations, increasingly are demanding that hospitals accept lower rates of payment. Our hospital operators expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third party payors could have a material adverse effect on the financial position and results of operations of our hospital operators.

Reductions or changes in Medicare and Medicaid funding could have a material adverse effect on the future operating results of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

On January 3, 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the cost of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”), was signed into law. In addition, on February 15, 2014, Public Law 113-082 was enacted. The 2012 Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2027.  The Consolidated Appropriations Act, 2021 (“CAA”) eliminated the 2% reduction in Medicare payments from sequestration through March 31, 2021.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments was expected to save $4.2 billion over 10 years. This provision has been delayed several times, most recently under the CAA, which further delays the DSH payment reduction from 2024 through 2027. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. We cannot predict the effect these payment policies will have on operators (including UHS), and, thus, our business.

The uncertainties of health care reform could materially affect the business and future results of operations of the operators of our facilities, including UHS, which could, in turn, materially reduce our revenues and net income.

On March 23, 2010 President Obama signed into law the Patient Protection and Affordable Care Act (the “Legislation”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the Legislation, was signed into law on March 30, 2010. Two primary goals of the Legislation, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it was expected that the Legislation would result in a reduction in uninsured patients in the U.S., which would reduce the operators’ of our facilities’ expense from uncollectible accounts receivable, the Legislation made a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on the operators of our facilities. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provided for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while Medicaid DSH reimbursements are scheduled to begin in 2024. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding.  The Centers for Medicare and Medicaid Services (“CMS”) has granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals.  It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care for the operators of our facilities, in states where these demonstration waivers are granted.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (v) incentivizing the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

It remains unclear what portions of the Legislation may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally and may create reimbursement for services competing with the services offered by the operators of our hospitals.  Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on the operators of our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for the operators of our hospitals to receive payment for services.

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate. On March 2, 2020, the Supreme Court agreed to hear two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the U.S. Court of Appeals for the 5th Circuit decision and to review whether, if the mandate is unconstitutional, it can be separated from the rest of the Legislation. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. On February 10, 2021, the Department of Justice announced that it has withdrawn support for the challenge before the Supreme Court. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We cannot predict the effect of the elimination of the individual mandate tax penalty, the final result and effect of the California v. Texas case. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk.

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. The legislation requires implementing regulations within a year of enactment.

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

UHS and its subsidiaries are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

UHS and its subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions. Since UHS comprised approximately 33%, 31% and 30% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-K and 10-Q, as publicly filed with the Securities and Exchange Commission. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

Risks Related to Business Operations

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

For the year ended December 31, 2020, lease payments from UHS comprised approximately 33% of our consolidated revenues. In addition, as of December 31, 2020, subsidiaries of UHS leased three of the six hospital facilities owned by us with terms expiring in 2021 and 2026. We cannot assure you that UHS will continue to satisfy its obligations to us or renew existing leases upon their scheduled maturity. In addition, if subsidiaries of UHS exercise their options to purchase the respective three leased hospitals, or two leased FEDs, upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to the leases on the facilities. The failure or inability of UHS to satisfy its obligations to us, or should UHS elect not to renew the leases on the three acute care hospitals or two FEDs, our revenues and net income could be materially reduced, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.  Please see Note 4 to the consolidating financial statements – Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

Our relationship with UHS may create conflicts of interest.

In addition to being dependent upon UHS for a substantial portion of our revenues and leases, since 1986, UHS of Delaware, Inc. (the “Advisor”), a wholly-owned subsidiary of UHS, has served as our Advisor. Pursuant to our Advisory Agreement, as amended and restated effective January 1, 2019, the Advisor is obligated to present an investment program to us, to use its best efforts to obtain investments suitable for such program (although it is not obligated to present any particular investment opportunity to us), to provide administrative services to us and to conduct our day-to-day affairs. Further, all of our officers are employees of the Advisor. As of December 31, 2020, we had no salaried employees although our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses. We believe that the quality and depth of the management and advisory services provided to us by our Advisor and UHS could not be replicated by contracting with unrelated third parties or by being self-advised without considerable cost increases. We believe that these relationships have been beneficial to us in the past, but we cannot guarantee that they will not become detrimental to us in the future.

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

For the year ended December 31, 2020, 11% of our consolidated and unconsolidated revenues were generated by five jointly-owned LLCs/LPs in which we hold non-controlling equity ownership interests ranging from 33% to 95%.  Our level of investment and lack of control exposes us to potential losses of our investments and revenues. Although our ownership arrangements have been beneficial to us in the past, we cannot guarantee that they will continue to be beneficial in the future.

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

In addition to the foregoing risks, we cannot predict whether the leases on our properties, including the leases on the hospitals leased to subsidiaries of UHS, which have options to purchase the respective leased facilities at the end of the lease or renewal terms at the appraised fair market value, will be renewed at their current rates or fair market value lease rates at the end of the lease terms in 2021 or 2026.  Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus. If the leases are not renewed, we may be required to find other operators for these hospitals and/or enter into leases with less favorable terms. The exercise of purchase options for our hospitals may result in a less favorable rate of return for us than the rental revenue currently earned on such facilities. Further, the purchase options and rights of first refusal granted to the respective lessees to purchase or lease the respective leased hospitals, after the expiration of the lease term, may adversely affect our ability to sell or lease a hospital, and may present a potential conflict of interest between us and UHS since the price and terms offered by a third-party are likely to be dependent, in part, upon the financial performance of the facility during the final years of the lease term.

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

In general, dividends (qualified) paid by a U.S. corporation to individual U.S. shareholders are subject to Federal income tax at a maximum rate of 20% for 2020 (subject to certain additional taxes for certain taxpayers). In contrast, since we are a REIT, our distributions to individual U.S. shareholders are not eligible for the reduced rates which apply to distributions from regular corporations, and thus may be subject to Federal income tax at a rate as high as 37% for 2020 (subject to certain additional taxes for certain taxpayers).  The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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

We and UHS rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. In addition, UHS has made significant investments in technology to adopt and utilize electronic health records and to become a meaningful user of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data.  However, if any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

In September, 2020, UHS experienced an information technology security incident which led UHS to suspend user access to its information technology applications related to operations located in the United States. While its information technology applications were offline, patient care was delivered safely and effectively at its facilities across the country utilizing established back-up processes, including offline documentation methods. UHS has investigated the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date. Promptly after the incident, its information technology applications were restored at its acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems and its hospitals resumed normal operations.

Risks Related to the Market Conditions and Liquidity

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

The LIBOR calculation method may change, and LIBOR is expected to be phased out after 2021.

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

Risks Related to Our Securities

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

								Lease Term
		Number							End of		% of RSF
		of							initial		under
		available	Average Occupancy(1)						or	Renewal	lease with	Range of
	Type of	beds @						Minimum	renewed	term	guaranteed	guaranteed
Hospital Facility Name and Location	facility	12/31/2020	2020	2019	2018	2017	2016	rent(6)	term	(years)	escalators	escalation
Southwest Healthcare System: Inland Valley Campus (2)(5)(7) Wildomar, California	Acute Care	130	63%	63%	59%	62%	64%	$2,648,000	2021	10	0%	—
McAllen Medical Center (3)(5)(7) McAllen, Texas	Acute Care	370	50%	50%	44%	45%	47%	5,485,000	2026	5	0%	—
Wellington Regional Medical Center (4)(5)(7) West Palm Beach, Florida	Acute Care	155	62%	62%	59%	57%	55%	3,030,000	2021	10	0%	—
Evansville Rehabilitation Hospital Evansville, Indiana (8)	Specialty	0	—	—	75%	73%	75%	0	—	—	—	—
Corpus Christi Corpus Christi, Texas (9)	Specialty	0	—	—	46%	50%	51%	0	—	—	—	—
Kindred Hospital Chicago Central (10) Chicago, Illinois	Specialty	68	27%	27%	35%	39%	46%	1,550,000	2021	—	0%	—
Clive Behavioral Health (5)(11) Clive, Iowa	Behavioral Health Care	100	N/A	N/A	N/A	N/A	N/A	2,540,929	2040	50	100%	3%

							Lease Term
								End of		% of RSF
								initial		under
	Type	Average Occupancy(1)						or	Renewal	lease with	Range of
	of						Minimum	renewed	term	guaranteed	guaranteed
Facility Name and Location	facility	2020	2019	2018	2017	2016	rent(6)	term	(years)	escalators	escalation
Spring Valley MOB I (5) Las Vegas, Nevada	MOB	94%	85%	81%	72%	72%	$966,000	2021-2029	Various	91%	2%-3%
Spring Valley MOB II (5) Las Vegas, Nevada	MOB	71%	63%	71%	85%	85%	1,059,000	2021-2030	Various	95%	2%-3%
Summerlin Hospital MOB I (5) Las Vegas, Nevada	MOB	83%	78%	72%	65%	64%	1,336,000	2021-2028	Various	83%	2%-3%
Summerlin Hospital MOB II (5) Las Vegas, Nevada	MOB	77%	80%	79%	80%	78%	1,245,000	2021-2027	Various	75%	2%-3%
Summerlin Hospital MOB III (5) Las Vegas, Nevada	MOB	84%	86%	99%	100%	100%	1,620,000	2021-2027	Various	88%	2%-3%
Rosenberg Children’s Medical Plaza Phoenix, Arizona	MOB	100%	100%	100%	99%	99%	2,251,000	2021-2028	Various	100%	2%-3%
Centennial Hills MOB (5) Las Vegas, Nevada	MOB	81%	77%	75%	75%	73%	1,562,000	2021-2035	Various	79%	2%-3%
PeaceHealth Medical Clinic Bellingham, Washington	MOB	100%	100%	100%	100%	100%	2,578,000	2021	20	100%	1%
Lake Pointe Medical Arts Building Rowlett, Texas	MOB	96%	96%	95%	100%	100%	836,000	2021-2029	Various	95%	3%
Chandler Corporate Center III Chandler, Arizona	MOB	92%	92%	92%	92%	92%	1,229,000	2027	Various	92%	2%
Frederick Crestwood MOB Frederick, Maryland	MOB	100%	100%	100%	100%	100%	1,696,000	2026-2030	Various	100%	3%-4%
Henderson Union Village MOB (5) Henderson, Nevada	MOB	52%	38%	37%	24%	-	1,289,000	2022-2031	Various	63%	2%-3%
Northwest Texas Professional Office Tower Amarillo, Texas	MOB	100%	100%	100%	100%	100%	976,000	2022-2023	Various	100%	2%-3%
Midcoast Hospital MOB Brunswick, Maine	MOB	100%	100%	100%	100%	100%	1,475,000	2021-2026	Various	100%	2%
Texoma Medical Plaza (5) Denison, Texas	MOB	100%	100%	100%	100%	100%	1,750,000	2021-2030	Various	100%	3%
Auburn Medical Office Buidling II Auburn, Washington	MOB	90%	87%	81%	84%	90%	1,210,000	2022-2030	Various	90%	2%-3%

N/A – Not applicable.

(1)

Average occupancy rate for the hospital facilities is based on the average number of available beds occupied during each of the five years ended December 31, 2020. Average available beds is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction and anticipation of future needs. The average occupancy rate of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Average occupancy rate for the multi-tenant medical office buildings is based on the occupied square footage of each building, including any applicable master leases.

(2)

In July, 2002, the operations of Inland Valley Regional Medical Center (“Inland Valley”) were merged with the operations of Rancho Springs Medical Center (“Rancho Springs”), an acute care hospital located in California and also operated by UHS, the real estate assets of which are not owned by us. Inland Valley, our lessee, was merged into Universal Health Services of Rancho Springs, Inc. The merged entity is now doing business as Southwest Healthcare System (“Southwest Healthcare”). As a result of merging the operations of the two facilities, the revenues of Southwest Healthcare include the revenues of both Inland Valley and Rancho Springs. Although we do not own the real estate assets of the Rancho Springs facility, Southwest Healthcare became the lessee on the lease relating to the real estate assets of the Inland Valley facility. Since the bonus rent calculation for the Inland Valley campus is based on net revenues and the financial results of the two facilities are no longer separable, the lease was amended during 2002 to exclude from the bonus rent calculation the estimated net revenues generated at the Rancho Springs campus (as calculated pursuant to a percentage based allocation determined at the time of the merger). No assurance can be given as to the effect, if any, the merger of Inland Valley and Rancho Springs had on the underlying value of Inland Valley.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease term. The average occupancy rates shown for this facility for all years were based on the combined number of beds occupied at the Inland Valley and Rancho Springs campuses.  Please see above in Relationship with UHS, for additional disclosure regarding UHS’s notification to us that it is considering terminating the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. UHS is planning to offer us potential substitution properties, with fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in exchange for the Inland Valley Campus. UHS is expected to submit its proposal to us during the first quarter of 2021. Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees. All transactions with UHS must be approved by a majority of our Independent Trustees.  We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property.

(3)

During the first quarter of 2001, UHS purchased the assets and operations of the 60-bed McAllen Heart Hospital located in McAllen, Texas. Upon acquisition by UHS, the Heart Hospital began operating under the same license as McAllen Medical Center (which has 370 available beds as of December 31, 2020). The net revenues of the combined operations included revenues generated by the Heart Hospital, the real property of which is not owned by us. Accordingly, the McAllen Medical Center lease was amended during 2001 to exclude from the bonus rent calculation, the estimated net revenues generated at the Heart Hospital (as calculated pursuant to a percentage based allocation determined at the time of the merger). During 2000, UHS purchased the South Texas Behavioral Health Center, a behavioral health care facility located in McAllen, Texas. In 2006, a newly constructed, 134-bed replacement facility for the South Texas Behavioral Health Center was completed and opened. We do not own the real property of South Texas Behavioral Health Center. Upon UHS’s acquisition of the South Texas Behavioral Health Center in 2000, the facility’s license was merged into the operating license of McAllen Medical Center/McAllen Heart Hospital. There was no amendment to the McAllen Medical Center lease related to the operations of the South Texas Behavioral Health Center and its net revenues are distinct and excluded from the bonus rent calculation. In 2007, the operations of each of the above-mentioned facilities, as well as the operations of Edinburg Regional Medical Center/Children’s Hospital, a 235-bed facility located in Edinburg, Texas, were merged into one license operating as the South Texas Health System (“STHS”). The real property of Edinburg Regional Medical Center/Children’s Hospital is not owned by us and its net revenues are distinct and excluded from the bonus rent calculation. In 2015, the newly constructed South Texas ER at Weslaco and South Texas ER at Mission (Free-standing Emergency Departments (“FEDs”)) were completed and opened. These facilities also operate under the STHS license. The real property of these two FEDs was purchased by us and leased back to STHS. The average occupancy rates reflected above are based upon the combined occupancy and combined number of beds at McAllen Medical Center and McAllen Heart Hospital. No assurance can be given as to the effect, if any, the consolidation of the facilities into one operating license, as mentioned above, had on the underlying value of McAllen Medical Center.  Base rental commitments and the guarantee by UHS under the original lease continue for the remainder of the lease terms.

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

(5)

The real estate assets of this facility are owned by us (either directly or through an LLC in which we hold 100% of the ownership interest) and include tenants who are subsidiaries of UHS or jointly owned by a subsidiary of UHS.

(6)	Minimum rent amounts contain impact of straight-line rent adjustments, if applicable.
(7)

See above in Relationship with UHS, regarding, among other things, UHS’s purchase option, right of first refusal and change of control purchase option related to these properties. We believe the respective fair values for each of these hospitals exceeds the respective net book values as of December 31, 2020 amounting to: $11.9 million for Southwest Healthcare System-Inland Valley Campus; $16.3 million for McAllen Medical Center, and; $10.9 million for Wellington Regional Medical Center.

(8)	The lease on this facility expired on May 31, 2019 and the property remains vacant. We are marketing the property for lease to new tenants.
(9)	The lease on this facility expired on June 1, 2019 and the property is remains vacant. We are marketing the property for lease to new tenants.

(10)

The existing lease on this facility is scheduled to expire on December 31, 2021. We can provide no assurance that the lease on this facility, which for the years ended December 31, 2020 and 2019, did not generate sufficient operating income to cover its rent due to us, will be renewed, or renewed at existing lease rates, upon maturity. The lessee has a purchase option which is exercisable, subject to certain terms and conditions, at the expiration of each lease term. If exercised, the purchase option stipulates that the purchase price be the fair market value of the facility, subject to a stipulated minimum price. We believe the fair market value of the facility exceeds the $158,000 net book value as of December 31, 2020. The lessee also has a first refusal to purchase right which, if applicable and subject to certain terms and conditions, grants the lessee the option to purchase the property at the same terms and conditions as an accepted third-party offer.

(11)

This newly constructed UHS-related hospital was substantially completed in December of 2020 and received a temporary certificate of occupancy on December 31, 2020.  The lease on this facility, which is triple net and has an initial term of 20 years with five, 10-year renewal options, was executed with a joint-venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives-Iowa, Corp. and commenced on December 31, 2020.

Leasing Trends at Our Significant Medical Office Buildings

During 2020, we had a total of 39 new or renewed leases related to the medical office buildings indicated above, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 30% of the aggregate rentable square feet of these properties (21% related to renewed leases and 9% related to new leases). Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during 2020, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1% during 2020. The weighted-average tenant improvement costs associated with these new or renewed leases was approximately $18 per square foot during 2020. The weighted-average leasing commissions on the new and renewed leases commencing during 2020 was approximately 3% of base rental revenue over the term of the leases. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during 2020 was approximately 0.9% of the future aggregate base rental revenue over the lease terms. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

Set forth is information detailing the rentable square feet (“RSF”) associated with each of our properties as of December 31, 2020 and the percentage of RSF on which leases expire during the next five years and thereafter. For the MOBs that have scheduled lease expirations during 2021 of 10% or greater (of RSF), we have included information regarding estimated market rates relative to lease rates on the expiring leases.

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2021	2021	2022	2023	2024	2025	2026 and Later
Hospital Investments:
McAllen Medical Center	422,276	0%	0%	0%	0%	0%	0%	100%
Wellington Regional Medical Center	196,489	0%	100%	0%	0%	0%	0%	0%
Southwest Healthcare System - Inland Valley	164,377	0%	100%	0%	0%	0%	0%	0%
Kindred Hospital Chicago Central	115,554	0%	100%	0%	0%	0%	0%	0%
Clive Behavioral Health	82,000	0%	0%	0%	0%	0%	0%	100%
Evansville, IN	77,440	100%	0%	0%	0%	0%	0%	0%
Corpus Christi, TX	69,700	100%	0%	0%	0%	0%	0%	0%
Sub-total Hospitals	1,127,836	13%	42%	0%	0%	0%	0%	45%

Medical Office Buildings:
Goldshadow - 2010 - 2020 Goldring MOB's (c.)	74,774	12%	23%	9%	2%	26%	7%	21%
Goldshadow - 700 Shadow Lane MOB (a.)	42,060	47%	24%	0%	6%	0%	23%	0%
Texoma Medical Plaza (a.)	115,284	0%	11%	15%	6%	15%	2%	51%
St. Matthews Medical Plaza II	103,011	0%	2%	18%	0%	18%	46%	16%
Desert Springs Medical Plaza (a.)	103,002	33%	10%	1%	15%	26%	0%	15%
Peace Health Medical Clinic (c.)	98,886	0%	100%	0%	0%	0%	0%	0%
Centennial Hills Medical Office Building (a.)	96,573	21%	18%	7%	17%	6%	6%	25%
Summerlin Hospital Medical Office Building II (c.)	92,313	25%	40%	11%	4%	5%	0%	15%
Summerlin Hospital Medical Office Building I (a.)	89,636	17%	36%	5%	6%	7%	20%	9%
Chandler Corporate Center III	81,770	8%	0%	0%	0%	0%	0%	92%
3811 E. Bell (a.)	80,200	33%	14%	2%	7%	10%	4%	30%
Henderson Union Village MOB	79,599	37%	0%	3%	3%	0%	0%	57%
Summerlin Hospital Medical Office Building III (c.)	77,713	12%	26%	11%	21%	18%	0%	12%
Texoma Medical Plaza II	75,278	47%	0%	0%	0%	0%	0%	53%
Mid Coast Hospital MOB	74,629	0%	4%	0%	0%	0%	0%	96%
North West Texas Professional Office Tower	72,351	0%	0%	64%	36%	0%	0%	0%
Rosenberg Children's Medical Plaza	66,231	0%	3%	0%	51%	0%	0%	46%
Frederick Crestwood MOB	62,297	0%	0%	0%	0%	0%	0%	100%
Palmdale Medical Plaza (d.)	59,405	44%	29%	0%	9%	8%	0%	10%
Sierra San Antonio Medical Plaza (a.)	59,160	27%	13%	5%	32%	18%	0%	5%
Spring Valley Medical Office Building (a.)	57,828	9%	12%	15%	18%	13%	4%	29%
Spring Valley Medical Office Building II (a.)	57,438	5%	19%	26%	0%	17%	0%	33%
Southern Crescent Center II	53,680	39%	0%	39%	0%	0%	22%	0%
Desert Valley Medical Center (a.)	53,625	0%	13%	31%	37%	5%	10%	4%
Tuscan Professional Building	53,231	2%	24%	52%	4%	3%	0%	15%
Lake Pointe Medical Arts Building (b.)	50,974	5%	33%	22%	15%	7%	5%	13%
Forney Medical Plaza (a.)	50,947	19%	36%	5%	19%	0%	0%	21%
Vista Medical Terrace	50,921	59%	5%	16%	9%	4%	7%	0%
2704 N. Tenaya Way	44,894	0%	0%	0%	100%	0%	0%	0%
Southern Crescent Center I	41,897	58%	0%	0%	42%	0%	0%	0%
Auburn Medical Office Building	41,311	10%	0%	70%	10%	0%	0%	10%
BRB Medical Office Building (d.)	40,733	25%	61%	0%	0%	0%	9%	5%
Cypresswood Professiona Center - 8101	10,200	100%	0%	0%	0%	0%	0%	0%

			Percentage of RSF with lease expirations
	Total RSF	Available for Lease Jan. 1, 2021	2021	2022	2023	2024	2025	2026 and Later
Cypresswood Professional Center - 8111	29,882	41%	0%	0%	0%	10%	5%	44%
Danbury Medical Plaza	36,141	46%	0%	0%	0%	0%	0%	54%
The Sparks Medical Building (a.)	35,127	0%	13%	23%	30%	0%	21%	13%
Phoenix Children’s East Valley Care Center	30,960	0%	0%	0%	0%	0%	0%	100%
Forney Medical Plaza II	30,507	39%	0%	0%	19%	17%	0%	25%
Madison Station MOB	30,096	0%	0%	100%	0%	0%	0%	0%
Apache Junction Medical Plaza (a.)	26,901	0%	34%	13%	0%	0%	18%	35%
Santa Fe Professional Plaza (a.)	24,896	0%	27%	30%	36%	0%	7%	0%
Professional Bldg at King's Crossing - Bldg A	11,528	100%	0%	0%	0%	0%	0%	0%
Professional Bldg at King's Crossing - Bldg B	12,790	0%	0%	11%	38%	33%	18%	0%
Emory at Dunwoody Building	20,366	0%	0%	0%	0%	0%	100%	0%
Piedmont - Roswell Physicians Center	19,927	0%	0%	0%	0%	0%	0%	100%
Bellin Health Family Medical Center	18,600	0%	0%	0%	0%	0%	0%	100%
Piedmont - Vinings Physicians Center	16,790	0%	0%	0%	0%	0%	0%	100%
Ward Eagle Office Village	16,282	0%	0%	0%	100%	0%	0%	0%
Haas Medical Office Park	15,850	0%	0%	0%	0%	0%	100%	0%
Health Center at Hamburg	15,400	0%	0%	0%	0%	0%	100%	0%
Northwest Medical Center at Sugar Creek	13,696	0%	0%	21%	17%	62%	0%	0%
Family Doctor's MOB	12,050	0%	0%	0%	0%	0%	0%	100%
Beaumont Sleep Center	11,556	0%	0%	0%	0%	0%	0%	100%
701 South Tonopah Building (a.)	10,747	0%	100%	0%	0%	0%	0%	0%
The Children's Clinic at Springdale	9,761	0%	0%	0%	100%	0%	0%	0%
Sand Point MOB	9,128	0%	0%	0%	0%	0%	0%	100%
5004 Pool Road MOB	4,400	0%	0%	100%	0%	0%	0%	0%

Preschool and Childcare Centers:
Chesterbrook Academy - Audubon	8,300	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - Uwchlan	8,163	0%	0%	0%	0%	0%	100%	0%
Chesterbrook Academy - Newtown	8,100	0%	0%	0%	0%	0%	0%	100%
Chesterbrook Academy - New Britain	7,998	0%	0%	0%	0%	0%	0%	100%

Free-Standing Emergency Departments:
Hanover Emergency Center	22,000	0%	0%	0%	0%	100%	0%	0%
South Texas ER at Mission	13,578	0%	0%	0%	0%	0%	100%	0%
South Texas ER at Weslaco	13,578	0%	0%	0%	0%	0%	100%	0%
Las Palmas Del Sol Emergency Center-West	9,395	0%	0%	0%	0%	0%	100%	0%
Sub-total Other Investments	2,766,344	16%	15%	12%	13%	7%	8%	29%
Total	3,894,180	15%	23%	8%	9%	5%	6%	34%

(a)	The estimated market rates related to the 2021 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 0% to 3%.

(b)	The estimated market rates related to the 2021 expiring RSF are greater than the lease rates on the expiring leases by an average of approximately 7%.

(c)	The estimated market rates related to the 2021 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 0% to 5%.

(d)	The estimated market rates related to the 2021 expiring RSF are less than the lease rates on the expiring leases by an average of approximately 10%.

On a combined basis, based upon the aggregate revenues and square footage for the occupied hospital facilities owned as of December 31, 2020 and 2019, the average effective annual rental per square foot was $20.96 and $20.55, respectively. On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and the estimated average occupied square footage for our MOBs, FEDs and childcare centers owned as of December 31, 2020 and 2019, the average effective annual rental per square foot was $29.95 and $30.27, respectively.  On a combined basis, based upon the aggregate consolidated and unconsolidated revenues and estimated average occupied square footage for all of our occupied properties owned as of December 31, 2020 and 2019, the average effective annual rental per square foot was $27.45 and $27.41, respectively.  The estimated average occupied square footage for 2020 was calculated by averaging the unavailable rentable square footage on January 1, 2020 and January 1, 2021.  The estimated average occupied square footage for 2019 was calculated by averaging the unavailable rentable square footage on January 1, 2019 and January 1, 2020.

During 2020, one of the UHS-related hospitals (McAllen Medical Center) generated revenues that comprised approximately 10% of our consolidated revenues.  Additionally, none of the properties had book values greater than 10% of our consolidated assets as of December 31, 2020. Including 100% of the revenues generated at the properties owned by our unconsolidated LLCs, none of our unconsolidated LLCs had revenues greater than 10% of the combined consolidated and unconsolidated revenues during 2020. Including 100% of the book values of the properties owned by our unconsolidated LLCs, none of the properties had book values greater than 10% of the consolidated and unconsolidated assets.

The following table sets forth the average effective annual rental per square foot for 2020, based upon average occupied square feet for McAllen Medical Center:

Property	2020 Average Occupied Square Feet	2020 Revenues	2020 Average Effective Rental Per Square Foot
McAllen Medical Center	422,276	$7,797,132	$18.46

The following table sets forth lease expirations for each of the next ten years for our properties as of December 31, 2020.

	Expiring Square Feet	Number of Tenants	Annual Rentals of Expiring Leases(1)	Percentage of Annual Rentals(2)
Hospital properties
2021	476,420	3	$11,032,874	12%
2022	0	0	0	0%
2023	0	0	0	0%
2024	0	0	0	0%
2025	0	0	0	0%
2026	422,276	1	7,797,132	9%
2027	0	0	0	0%
2028	0	0	0	0%
2029	0	0	0	0%
2030	0	0	0	0%
Thereafter	82,000	1	2,540,929	3%
Subtotal-hospital facilities	980,696	5	$21,370,935	24%
Other consolidated properties
2021	404,201	104	$12,582,248	14%
2022	289,433	68	8,937,817	10%
2023	335,179	66	9,725,842	11%
2024	164,783	35	4,958,456	5%
2025	184,946	35	5,721,368	6%
2026	180,966	26	5,217,819	6%
2027	182,366	15	5,392,935	6%
2028	29,375	6	968,070	1%
2029	27,779	5	795,093	1%
2030	102,963	8	2,958,981	3%
Thereafter	68,153	6	1,967,698	2%
Subtotal-other consolidated properties	1,970,144	374	$59,226,327	65%
Other unconsolidated properties (MOBs)
2021	18,026	7	$596,102	1%
2022	36,233	10	1,160,061	1%
2023	12,641	4	445,069	1%
2024	40,228	8	1,308,654	1%
2025	49,846	7	1,498,332	2%
2026	81,353	10	2,424,534	3%
2027	12,331	4	434,159	0%
2028	9,318	2	293,625	0%
2029	0	0	0	0%
2030	65,583	6	1,898,858	2%
Thereafter	25,873	1	245,460	0%
Subtotal-other unconsolidated properties	351,432	59	$10,304,854	11%
Total all properties at December 31, 2020	3,302,272	438	$90,902,116	100%

(1)

The annual rentals of expiring leases reflected above were calculated based upon each property’s 2020 average rental rate per occupied square foot applied to each property’s scheduled lease expirations (on a square foot basis). These amounts include the data related to the unconsolidated LLCs/LPs in which we hold various non-controlling ownership interests at December 31, 2020 and also includes the bonus rentals earned on the UHS hospital facilities.

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

Holders

As of January 31, 2021, there were approximately 295 shareholders of record of our shares of beneficial interest.

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

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal 2015.

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	Dec 15	Dec 16	Dec 17	Dec 18	Dec 19	Dec 20
Universal Health Realty Income Trust	$100	$137.17	$163.00	$138.73	$273.21	$155.07
S&P 500 Index	$100	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100	$100.12	$98.59	$113.09	$140.63	$123.52

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or at the end of, each of the five years ended December 31, 2020. You should read this table in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(000s, except per share amounts)
	2020	2019	2018	2017	2016
Operating Results:
Total revenues(1)	$78,010	$77,163	$76,210	$72,348	$67,081
Net income(2)	$19,447	$18,964	$24,196	$45,619	$17,215
Balance Sheet Data:
Real estate investments, net of accumulated depreciation(1)	$443,801	$432,507	$437,730	$446,397	$447,240
Investments in LLCs, net of liabilities(1)(3)	1,258	5,062	2,760	2,776	33,731
Intangible assets, net of accumulated amortization	11,742	14,553	17,407	20,559	23,815
Total assets(1)	494,009	488,789	483,756	490,008	524,750
Total indebtedness, including debt premium(1)(4)	295,095	273,694	261,281	256,409	315,717
Other Data:
Funds from operations	$46,230	$44,024	$45,034	$42,228	$41,559
Cash provided by (used in):
Operating activities	44,210	42,652	42,928	46,005	40,733
Investing activities	(27,208)	(16,472)	(7,959)	39,461	(74,834)
Financing activities	(17,370)	(25,106)	(33,320)	(86,009)	34,137
Per Share Data:
Basic earnings per share:
Total basic earnings per share(2)	$1.42	$1.38	$1.76	$3.35	$1.28
Diluted earnings per share:
Total diluted earnings per share(2)	$1.41	$1.38	$1.76	$3.35	$1.28
Diluted funds from operations per share:
Total diluted funds from operations per share	$3.36	$3.20	$3.28	$3.10	$3.09
Dividends per share	$2.760	$2.720	$2.680	$2.640	$2.600
Other Information
Weighted average number of shares outstanding—basic	13,743	13,732	13,722	13,625	13,464
Weighted average number of shares and share equivalents outstanding—diluted	13,765	13,752	13,722	13,625	13,468

(1)

As discussed in Note 1 “Summary of Significant Accounting Policies—Investments in Limited Liability Companies”, our consolidated financial statements only include the accounts of our consolidated investments.

(2)

Net income and earnings per share during 2020 includes the unfavorable impact of the two hospital facility vacancies that occurred as of June 1, 2019 and September 30, 2019, as discussed herein.  Net income and earnings per share during 2019 includes $2.0 million of net gains (net of related transaction costs) related to sales of real estate assets. Net income and earnings per share during 2018 includes (i) $4.5 million of hurricane recovery proceeds in excess of damaged property write-downs; (ii) $1.2 million of hurricane-related business interruption insurance recovery proceeds (approximately $500,000 of which related to 2017), and; (iii) $1.7 million of revenue related to a lease termination agreement. Net income and earnings per share during 2017 includes: (i) $2.0 million of hurricane recovery proceeds received in excess of damaged property write-downs, and; (ii) a $27.2 million net gain (net of related transaction costs) recorded in connection with the Arlington transaction, as previously disclosed.

(3)

In September 2019, as discussed in Note 3 to the consolidated financial statements - New Construction, Acquisitions and Dispositions, we entered into an agreement whereby we own a 95% ownership interest in Grayson Properties II LP, which developed, constructed, owns and operates the Texoma Medical Plaza II. The core and shell of this MOB was substantially completed in December 2020.  During 2020, a construction loan was obtained by Grayson Properties II LP which has an outstanding balance of $12.3 million as of December 31, 2020. Also in March, 2017, Arlington Medical Properties, LLC a formerly jointly-owned LLC in which we held an 85% non-controlling ownership interest, sold the real estate assets of St. Mary’s Professional Office Building which generated $57.3 million of net cash proceeds to us. Investments in LLCs at December 31, 2016 includes a member loan issued to St. Mary’s Professional Office Building, amounting to $21.6 million, which was repaid to us in 2017 when the real estate assets were sold.

(4)

Excludes third-party debt that is non-recourse to us, incurred by unconsolidated LLCs in which we hold various non-controlling equity interests as follows: $39.7 million as of December 31, 2020 (including the $12.3 million construction loan obtained by Grayson Properties II LP, as mentioned above), $26.6 million as of December 31, 2019, $27.3 million as of December 31, 2018, $27.8 million as of December 31, 2017 and $28.4 million as of December 31, 2016. (See Note 8 to the consolidated financial statements).

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO, in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions during the periods presented.  To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, such as the sale of land peripheral to operating properties, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

A reconciliation of our reported net income to FFO for each of the last five years is shown below:

	(000s)
	2020	2019	2018	2017	2016
Net income	$19,447	$18,964	$24,196	$45,619	$17,215
Depreciation and amortization expense:
Consolidated investments	25,581	25,870	24,337	24,598	22,493
Unconsolidated affiliates	1,202	1,141	1,036	1,240	1,851
Less gains:
Gains on sales of real estate assets	—	(1,951)	—	—	—
Gain on Arlington transaction	—	—	—	(27,196)	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	—	(4,535)	(2,033)	—
Funds From Operations	$46,230	$44,024	$45,034	$42,228	$41,559
Weighted average number of shares and equivalents outstanding - Diluted	13,765	13,752	13,722	13,625	13,468
Funds From Operations per diluted share	$3.36	$3.20	$3.28	$3.10	$3.09

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2021, we have seventy-two real estate investments or commitments in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•	fifty-seven medical/office buildings, including five owned by unconsolidated LLCs/LPs, and;
•	four preschool and childcare centers.

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

•

Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic may delay our construction projects which could result in increased costs and delay the timing of opening and rental payments from those projects, although no such delays have yet occurred. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. Recently, COVID-19 vaccinations have begun to be administered and while we expect that administration of vaccines will assist in easing the number of COVID-19 cases, the pace at which this is likely to occur is difficult to predict. Although COVID-19 has not had a material adverse impact on our financial results during 2020, we believe that developments related to the COVID-19 pandemic may potentially have a material adverse impact on our future financial results.

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

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 33%, 31% and 30% of our consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  We cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates.  In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 4 to the consolidated financial statements – Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 4 to the consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities.

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 33% of our consolidated revenues during the year ended December 31, 2020, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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
•

The issues facing the health care industry that affect the operators of our facilities, including UHS, such as: changes in, or the ability to comply with, existing laws and government regulations; unfavorable changes in the levels and terms of reimbursement by third party payors or government programs, including Medicare (including, but not limited to, the potential unfavorable impact of future reductions to Medicare reimbursements and Medicaid reimbursements (most states have reported significant budget deficits that have, in the past, resulted in the reduction of Medicaid funding to the operators of our facilities, including UHS); demographic changes; the ability to enter into managed care provider agreements on acceptable terms; an increase in uninsured and self-pay patients which unfavorably impacts the collectability of patient accounts; decreasing in-patient admission trends; technological and pharmaceutical improvements that may increase the cost of providing, or reduce the demand for, health care, and; the ability to attract and retain qualified medical personnel, including physicians.

•

Pending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law resulted in across-the-board cuts to discretionary, national defense and Medicare spending on March 1, 2013, including Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued these 2% reductions to Medicare reimbursement. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030.  The CAA extended the suspension of payment reductions until March 31, 2021.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act and Healthcare and Education Reconciliation Act of 2010 (collectively referred to as the “Legislation”). President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vi) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional. That ruling was stayed and has been appealed. On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. On February 10, 2021, the Department of Justice announced that it has withdrawn support for the challenge before the Supreme Court. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business.

•

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups.  On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.

•

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received.  In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. The legislation requires implementing regulations within a year of enactment.

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

Results of Operations

Year ended December 31, 2020 as compared to the year ended December 31, 2019:

For the year ended December 31, 2020, net income was $19.4 million as compared to $19.0 million during 2019.  The $483,000 increase was primarily attributable to:

•

$2.04 million decrease resulting from lease expirations on two hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana, that occurred on June 1, 2019 and September 30, 2019, respectively (each facility has remained vacant since the respective date of lease expiration);

•

$2.27 million increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings;

•	$1.95 million decrease resulting from gains recorded during 2019 related to the sale of the Kings Crossing II MOB and the sale of a parcel of land;
•	$565,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS;
•	$289,000 increase resulting from a decrease in depreciation and amortization expense, and;
•	$1.35 million of other combined net increases, including increased net income experienced at various properties.

Total revenues increased $847,000, or 1.1%, during 2020 as compared to 2019. The increase was due to: (i) an aggregate net increase of $1.71 million experienced at various properties; (ii) a $565,000 increase in the bonus rentals; (iii) a $311,000 increase resulting from an MOB that was acquired during the fourth quarter of 2019, partially offset by; (iv) a $1.74 million decrease resulting from the revenues recorded during 2019 in connection with two hospital facilities that had lease expirations and vacancies in June and September of 2019 (see Note 4 to the consolidated financial statements, Lease Accounting).

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities (as discussed herein), which totaled $19.8 million and $19.1 million for the years ended December 31, 2020 and 2019, respectively.  Our operating expenses for 2020 and 2019 include expenses associated with the lease expirations at two of our hospital facilities, which are currently vacant, of approximately $677,000 and $370,000 in the aggregate for the years ended December 31, 2020 and 2019, respectively.  A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses of included in base rental amounts.  Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as tenant reimbursement revenue in our consolidated statements of income.

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

Below is a reconciliation of our reported net income to FFO for 2020 and 2019 (in thousands):

	2020	2019
Net income	$19,447	$18,964
Depreciation and amortization expense on consolidated investments	25,581	25,870
Depreciation and amortization expense on unconsolidated affiliates	1,202	1,141
Gains on sales of real estate assets	—	(1,951)
Funds From Operations	$46,230	$44,024

Weighted average number of shares outstanding - Diluted	13,765	13,752
Funds From Operations per diluted share	$3.36	$3.20

Our FFO increased $2.2 million, or $.16 per diluted share, during 2020 as compared to 2019 due to: (i) a favorable impact of $2.3 million, or $.17 per diluted share, resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings; (ii) a favorable impact of $565,000, or $.04 per diluted share, resulting from an increase in bonus rentals; (iii) other combined net increases of $1.4 million, or $.10 per diluted share, partially offset by; (iv) an unfavorable impact of $2.0 million, or $.15 per diluted share, related to the above-mentioned vacancies at two of our hospitals as a result of lease expirations on June 1, 2019 and September 30, 2019 (excluding the related interest expense impact).

During 2020, we had a total of 39 new or renewed leases related to the medical office buildings as indicated in Item 2. Properties, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 30% of the aggregate rentable square feet of these properties (21% related to renewed leases and 9% related to new leases). During 2019, we had a total of 62 new or renewed leases related to the medical office buildings, in which we have significant investments, some of which are accounted for by the equity method. These leases comprised approximately 24% of the aggregate rentable square feet of these properties (17% related to renewed leases and 7% related to new leases).

Rental rates, tenant improvement costs and rental concessions vary from property to property based upon factors such as, but not limited to, the current occupancy and age of our buildings, local overall economic conditions, proximity to hospital campuses and the vacancy rates, rental rates and capacity of our competitors in the market. In connection with lease renewals executed during each year, the weighted-average rental rates, as compared to rental rates on the expired leases, decreased by approximately 1% during 2020 and remained relatively unchanged during 2019.  The weighted-average tenant improvement costs associated with new or renewed leases was approximately $18 and $15 per square foot during 2020 and 2019, respectively. The weighted-average leasing commissions on the new and renewed leases commencing during each year was approximately 3% of base rental revenue over the term of the leases during 2020 and 2% of base rental revenue over the term of the leases during 2019. The average aggregate value of the tenant concessions, generally consisting of rent abatements, provided in connection with new and renewed leases commencing during each year was approximately 0.9% and 0.4% of the future aggregate base rental revenue over the lease terms during 2020 and 2019, respectively. Rent abatements were, or will be, recognized in our results of operations under the straight-line method over the lease term regardless of when payments are due.

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

•	$434,000 decrease resulting from the June 1, 2019 expiration of a lease on a hospital facility located in Corpus Christi, Texas;
•	$563,000 increase in bonus rental revenue related to the UHS hospital facilities, and;
•

$581,000 of other combined net decreases, including an increase in interest expense due primarily to increases in our average outstanding borrowings, and average cost of borrowings, pursuant to our revolving credit agreement.

Total revenues increased $1.0 million, or 1.3%, during 2019 as compared to 2018. The increase was due primarily to: (i) a $563,000 increase in the bonus rental revenue generated on the UHS hospital facilities; (ii) a $718,000 increase resulting from the increased rental rate in connection with a short-term lease covering the period of June 1, 2019 through September 30, 2019 on a hospital facility located in Evansville, Indiana, that was vacated on September 30, 2019 (see Note 4 to the consolidated financial statements, Lease Accounting), and; (iii)  a $428,000 decrease resulting from the June 1, 2019 lease expiration and tenant vacancy at a hospital facility located in Corpus Christi, Texas, (see Note 4 to the consolidated financial statements, Lease Accounting).

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

Other Operating Results

Interest Expense:

Reflected below are the components of our interest expense which amounted to $8.3 million during 2020, $10.5 million during 2019 and $10.0 million during 2018 (amounts in thousands):

	2020		2019		2018
Revolving credit agreement	$4,608		$7,551		$6,834
Mortgage interest	2,600		2,701		2,821
Interest rate caps income, net	-		(122)	(a.)	(288)	(a.)
Interest rate swaps expense/(income), net	737	(b.)	(108)	(c.)	-
Amortization of financing fees	765		637		648
Amortization of fair value of debt	(52)		(52)		(50)
Capitalized interest on major projects	(395)		(74)		-
Other interest	-		-		12
Interest expense, net	$8,263		$10,533		$9,977
(a.)	Represents interest paid to us by the counterparties pursuant to two interest rate caps with a combined notional amount of $60 million, which expired in March 2019.
(b.)	Represents net interest paid by us to the counterparties pursuant to three interest rates SWAPs with a combined notional amount of $140 million.
(c.)	Represents net interest paid to us by the counterparties pursuant to an interest rates SWAPs with a notional amount of $50 million.

Interest expense decreased $2.27 million during 2020 to $8.26 million as compared to $10.53 million during 2019.  The decrease was primarily due to:  (i) a $2.9 million decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.8% during 2020 as compared to 3.5% during 2019), partially offset by an increase in our average outstanding borrowings ($219.1 million during 2020 as compared to $198.3 million during 2019); (ii) a $967,000 net increase in interest expense related to interest rate swaps/caps; (iii) a $101,000 decrease in mortgage interest expense, resulting primarily from the repayment of a mortgage loan during the second quarter of 2019; (iv) a $321,000 decrease in interest expense due to an increase in capitalized interest on major projects, due primarily to the increased construction cost expenditures made during 2020 made in connection with the Clive Behavioral Health facility, and; (v) a $128,000 increase due to an increase in amortization of financing fees.

Interest expense increased $556,000 during 2019 to $10.53 million as compared to $9.98 million during 2018.  The increase was primarily due to:  (i) a $717,000 increase in interest expense on our revolving credit agreement resulting from an increase in our average cost of borrowings pursuant to our revolving credit agreement (3.5% during 2019 as compared to 3.3% during 2018), as well as an increase in our average outstanding borrowings ($198.3 million during 2019 as compared to $191.4 million during 2018); (ii) a $58,000 net increase in interest expense related to interest rate swaps/caps; (iii) a $120,000 decrease in mortgage interest expense, resulting primarily from the repayment of a mortgage loans during 2018 and 2019, and; (iv) $99,000 of other combined net decreases in interest expense.

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

Tenants representing approximately 99% of our occupied square footage have paid their rents through December 31, 2020. Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2020, we believe that the potentially adverse impact that the pandemic may have on our future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict. Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future, or stay current with their lease obligations.

Since the bonus rents earned by us on the three acute care hospitals leased to wholly-owned subsidiaries of Universal Health Services, Inc., are computed based upon a computation that compares each hospital’s current quarter revenue to the corresponding quarter in the base year, we could experience significant declines in future bonus rental revenue earned on these properties should those hospitals experience significant declines in patient volumes and revenues. These hospitals believe that, to the extent that they experience revenue declines and increased expenses resulting from the COVID-19 pandemic, as ultimately measured over the life of the pandemic, they are eligible for emergency fund grants as provided for by the Coronavirus Aid, Relief, and Economic Security Act

(“CARES Act”). Our financial statements for the year ended December 31, 2020 include bonus rental attributable to revenues recorded by these three hospitals in connection with CARES Act grants.

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

Disclosures Related to Certain Hospital Facilities

Please refer to Note 4 to the consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including Southwest Healthcare System, Inland Valley Campus; Evansville, Indiana; Corpus Christi, Texas, and; Kindred Hospital Chicago Central.

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

Liquidity and Capital Resources

Year ended December 31, 2020 as compared to December 31, 2019:

Net cash provided by operating activities

Net cash provided by operating activities was $44.2 million during 2020 as compared to $42.7 million during 2019.  The $1.6 million net increase was attributable to:

•

A favorable change of $2.5 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gains on sales of real estate assets), as discussed above;

•	an unfavorable change of $710,000 in accrued expenses and other liabilities due to the timing of disbursements;
•	a favorable change of $295,000 in lease receivables;
•	a favorable change of $182,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net unfavorable changes of $704,000.

Net cash used in investing activities

Net cash used in investing activities was $27.2 million during 2020 as compared to $16.5 million during 2019.

2020:

During 2020, $27.2 million of net cash was used in investing activities as follows:

•

spent $28.3 million for additions to real estate investments, including $22.2 million of construction costs related to a newly constructed, 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed and received a temporary certificate of occupancy in late December, 2020, and tenant improvements at various MOBs;

•	spent $3.2 million in equity investments in unconsolidated LLCs;
•

spent $2.3 million on the acquisition of the Sand Point Medical Properties building in late December 2020, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions and Dispositions, and;

•

received $6.5 million of cash in excess of income from LLCs, including $5.2 million of cash proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

2019:

During 2019, $16.5 million of net cash was used in investing activities as follows:

•	spent $2.1 million to fund equity investments in unconsolidated LLCs/LPs;
•

spent approximately $12.3 million for capital additions to real estate investments, including $5.9 million related to the construction of the above-mentioned facility located in Clive, Iowa, as well as tenant improvements at various MOBs;

•	spent approximately $5.1 million to acquire the Bellin Health Family Medicine Center, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions and Dispositions;
•

received $318,000 of cash distributions in excess of income received from our unconsolidated LLCs ($2.1 million of cash distributions received less $1.8 million of equity in income of unconsolidated LLCs), and;

•	received approximately $2.8 million of combined cash proceeds from the sales of real estate assets consisting of an MOB located in Kingwood, Texas, and a parcel of land.

Net cash used in financing activities

Net cash used in financing activities was $17.4 million during 2020, as compared to $25.1 million during 2019.

2020:

The $17.4 million of cash used in financing activities during 2020 consisted primarily of:

•	paid $38.0 million of dividends;
•	received $23.3 million of additional net borrowings on our revolving line of credit;
•	paid $1.9 million on mortgage notes payable that are non-recourse to us;
•	paid $467,000 of financing costs related to the revolving credit agreement, including amendment fees, and;
•	paid $235,000 to repurchase shares of our common stock in connection with income tax withholding obligations related to stock-based compensation.

2019:

The $25.1 million of cash used in financing activities during 2019 consisted of:

•	received $16.6 million of additional net borrowings on our revolving line of credit;
•	received $211,000 of net cash from the issuance of shares of beneficial interest;
•	paid $221,000 to repurchase shares of our common stock in connection with income tax withholding obligations related to stock-based compensation;
•	paid $37.4 million of dividends;

•

paid $4.2 million on mortgage notes payable that are non-recourse to us, including the repayment of $2.5 million related to a previously outstanding mortgage note payable on one property that was funded utilizing borrowings under our revolving credit agreement, and;

•	paid $35,000 of financing costs.

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

Net cash used in investing activities

Net cash used in investing activities was $16.5 million during 2019 as compared to $8.0 million during 2018. The factors contributing to the $16.5 million of net cash used in investing activities during 2019 are detailed above.

2018:

During 2018, $8.0 million of net cash was used in investing activities as follows:

•	spent $820,000 to fund equity investments in various unconsolidated LLCs;
•	spent approximately $8.3 million for additions to real estate investments, consisting primarily of hurricane related repairs at certain MOBs and tenant improvements at various MOBs;
•

spent approximately $4.1 million to acquire the Beaumont Medical Sleep Center Building, as discussed in Note 3 to the consolidated financial statements – New Construction, Acquisitions and Dispositions;

•	spent $192,000 for hurricane related remediation expenses;
•

received $834,000 of cash distributions in excess of income received from our unconsolidated LLCs ($2.6 million of cash distributions received less $1.8 million of equity in income of unconsolidated LLCs), and;

•	received approximately $4.5 million of hurricane insurance proceeds in excess of damaged property write-downs.

Net cash used in financing activities

Net cash used in financing activities was $25.1 million during 2019, as compared to $33.3 million during 2018. The factors contributing to the $25.1 million of net cash used in financing activities during 2019 are detailed above.

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

Additional cash flow and dividends paid information for 2020, 2019 and 2018:

As indicated on our consolidated statements of cash flows, we generated net cash provided by operating activities of $44.2 million during 2020, $42.7 million during 2019 and $42.9 million during 2018. As also indicated on our statements of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation, hurricane insurance recovery proceeds in excess of damaged property write-downs (as applicable) and gains on sales of real estate assets (as applicable), are the primary differences between our net income and net cash provided by operating activities for each year.

We declared and paid dividends of $38.0 million during 2020, $37.4 million during 2019 and $36.8 million during 2018.  During 2020, the $44.2 million of net cash provided by operating activities was approximately $6.2 million greater than the $38.0 million of dividends paid during 2020.  During 2019, the $42.7 million of net cash provided by operating activities was approximately $5.2 million greater than the $37.4 million of dividends paid during 2019.  During 2018, the $42.9 million of net cash provided by operating activities was approximately $6.1 million greater than the $36.8 million of dividends paid during 2018.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $350 million revolving credit agreement (which had $108.2 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of December 31, 2020);   (ii)  borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our at-the-market (“ATM”) equity issuance program, and/or; (iv) the issuance of other long-term debt.

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.  The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At December 31, 2020, we had $236.2 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $108.2 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2020.  The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $236.2 million at December 31, 2020. There are no compensating balance requirements.  The average amount outstanding under our Credit Agreement during the years ended December 31, 2020, 2019 and 2018 was $219.1 million, $198.3 million and $191.4 million, respectively, with corresponding effective interest rates of 2.4%, 3.7% and 3.5%, respectively, including commitment fees and interest rate swaps/caps.   At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2020 and 2019. We also believe that we would remain in compliance if, assuming that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2020 and 2019, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$147,263	$125,000	$167,181
Total leverage	< 60%	44.8%	< 60%	42.3%
Secured leverage	< 30%	8.6%	< 30%	9.1%
Unencumbered leverage	< 60%	41.4%	< 60%	38.5%
Fixed charge coverage	> 1.50x	4.7x	> 1.50x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2020 and 2019 (amounts in thousands):

	As of 12/31/2020			As of 12/31/2019
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,437	5,654
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,505	5,721
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,511	4,661
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,576	6,727
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,043	13,196
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	2,933	3,492
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,718	8,961
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,508	12,732
Total, excluding net debt premium and net financing fees			59,231	61,144
Less net financing fees			(477)	(594)
Plus net debt premium			141	194
Total mortgage notes payable, non-recourse to us, net			$58,895	$60,744

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2020 had a combined carrying value of approximately $59.2 million and a combined fair value of approximately $62.0 million. At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $61.1 million and these mortgages had a combined fair value of approximately $63.1 million.

The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Contractual Obligations:

The following table summarizes the schedule of maturities of our outstanding borrowing under our revolving credit facility (“Credit Agreement”), the outstanding mortgages applicable to our properties recorded on a consolidated basis and our other contractual obligations as of December 31, 2020 (amounts in thousands):

	Payments Due by Period (dollars in thousands)
Debt and Contractual Obligation	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term non-recourse debt-fixed (a) (b)	$59,231	$2,081	$24,089	$14,489	$18,572
Long-term debt-variable (c)	236,200	—	236,200	—	—
Estimated future interest payments on debt outstanding as of December 31, 2020 (d)	16,779	5,710	4,761	1,835	4,473
Operating leases (e)	27,361	480	960	960	24,961
Construction commitments (f)	12,097	12,097	—	—	—
Equity and debt financing commitments (g)	362	362	—	—	—
Total contractual obligations	$352,030	$20,730	$266,010	$17,284	$48,006

(a)	The mortgages are secured by the real property of the buildings as well as property leases and rents. Property-specific debt is detailed above.
(b)

Consists of non-recourse debt with an aggregate fair value of approximately $62.0 million as of December 31, 2020. Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow. Excludes $39.7 million of combined third-party debt outstanding as of December 31, 2020, that is non-recourse to us, at the unconsolidated LLCs in which we hold various non-controlling ownership interests (see Note 8 to the consolidated financial statements).

(c)

Consists of $236.2 million of borrowings outstanding as of December 31, 2020 under the terms of our $350 million Credit Agreement which matures on March 28, 2022. The amount outstanding approximates fair value as of December 31, 2020.

(d)

Assumes that all debt outstanding as of December 31, 2020, including borrowings under the Credit Agreement, and the loans which are non-recourse to us, remain outstanding until the stated maturity date of the debt agreements at the same interest rates which were in effect as of December 31, 2020. We have the right to repay borrowings under the Credit Agreement at any time during the term of the agreement, without penalty. Interest payments are expected to be paid utilizing cash flows from operating activities or borrowings under our revolving Credit Agreement.

(e)

Reflects our future minimum operating lease payment obligations outstanding as of December 31, 2020, as discussed in Note 4 to the consolidated financial statements -Lease Accounting, in connection with ground leases at fourteen of our consolidated properties.

(f)

Consists of the remaining estimated construction costs of two new construction projects, consisting of a 100-bed behavioral health care facility located in Clive, Iowa, and a 75,000 rentable square foot MOB located in Denison, Texas, both of which are were substantially completed in late 2020. We are required to build these facilities pursuant to agreements with third parties.

(g)	Consists of equity investment and debt financing commitments remaining in connection with our investment at Forney Medical Plaza II.

Off Balance Sheet Arrangements

As of December 31, 2020 we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at December 31, 2020 totaled $5.6 million related to Grayson Properties II.  As of December 31, 2019, we did not have any off balance sheet arrangements other than equity and debt financing commitments.

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

At December 31, 2020, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivative. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2020, the fair value of our interest rate swaps was a net liability of $3.8 million which is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet. During the twelve months of 2020, we paid or accrued approximately $733,000 in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps (consisting of approximately $824,000 in payments, adjusted for accruals, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty). From inception of the swap agreements through December 31, 2020, we paid or accrued approximately $626,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $198,000 in payments or accruals made to us by the counterparty, offset by approximately $824,000 of payments due to the counterparty from us). During the twelve months of 2019, we received or accrued approximately $108,000 in payments made to us by the counterparty pursuant to the terms of the swap entered into during the third quarter of 2019. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of December 31, 2020, the fair value and carrying-value of our debt is approximately $298.2 million and $295.4 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.8 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of December 31, 2020, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$2,081	$12,197	$11,892	$13,550	$939	$18,572	$59,231
Average interest rates	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$236,200	$—	$—	$—	$—	$236,200
Average interest rates	—	1.4%	—	—	—	—	1.4%
Interest rate swaps:
Notional amount	$—	$—	$—	$85,000	$—	$55,000	$140,000
Interest rates	—	—	—	1.320%	—	0.565%	1.070%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $236.2 million of outstanding borrowings under the terms of our $350 million revolving credit agreement.
(c)

Includes a $50.0 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024.  Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of December 31, 2020 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $962,000.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

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

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Health Realty Income Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2021

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Proposal No. 1” (Election of Trustees), “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 14.	Principal Accounting Fees and Services

There is hereby incorporated herein by reference the information to appear under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

3.3	Amended and restated bylaws previously filed as Exhibit 3.1 to the Trust’s Current Report on Form 8-K dated September 28, 2016 is incorporated herein by reference.

3.4	Amendment to the bylaws, effective as of September 6, 2013, previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K dated September 6, 2013, is incorporated herein by reference.
4.1	Description of Securities of the Registrant, as previously filed as Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

10.1	Amended and Restated Advisory Agreement dated December 24, 1986, effective January 1, 2019, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is incorporated herein by reference.

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
10.13*

The Universal Health Realty Income Trust Amended and Restated 2007 Restricted Stock Plan, as amended, previously filed as Annex A to the Company’s Proxy Statement filed on April 21, 2020, is incorporated herein by reference.

10.14

Agreement dated December 2, 2020, to renew Amended and Restated Advisory Agreement dated as of December 24,  1986, effective January 1, 2021, between Universal Health Realty Income Trust and UHS of Delaware, Inc. is filed herewith.

10.15

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

10.16

ATM Equity Offering Sales Agreement, dated June 8, 2020, among BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as sales agents, principals and/or (except in the case of Fifth Third Securities, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC) forward sellers, Bank of America, N.A. and Crédit Agricole Corporate and Investment Bank, as forward purchasers, Universal Health Realty Income Trust, and UHS of Delaware, Inc., previously filed as Exhibit 5.1 to the Company’s Current Report on Form 8-K dated June 9, 2020, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth on the Consolidated Statements of Income.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification from the Trust’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Trust’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Trust’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Trust’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document.

No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2021

/s/ Gayle L. Capozzalo Gayle L. Capozzalo	Trustee	February 25, 2021

/S/ MICHAEL ALLAN DOMB Michael Allan Domb	Trustee	February 25, 2021

/S/ Robert F. McCadden Robert F. McCadden	Trustee	February 25, 2021

/S/ Marc D. Miller Marc D. Miller	Trustee	February 25, 2021

/S/ James P. Morey James P. Morey	Trustee	February 25, 2021

/S/ CHARLES F. BOYLE Charles F. Boyle	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Universal Health Realty Income Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Health Realty Income Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of net real estate investments

As discussed in Note 1 to the consolidated financial statements, the Company tests net real estate investments for recoverability whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When such impairment indicators exist, the Company makes certain estimates of future undiscounted net cash flows, excluding interest charges, to perform the recoverability test. The net real estate investment balance as of December 31, 2020 was $443.8 million.

We identified the assessment of the carrying value of net real estate investments as a critical audit matter. There is a high degree of subjective and complex auditor judgement in evaluating the relevant events or changes in circumstances that may indicate the carrying value of the asset may not be recoverable. As applicable, future occupancy, rental rates, capital requirements, and expected holding periods used to estimate the expected cash flows were challenging to test, due to the sensitivity of changes to those assumptions on the impact of the assessment of the recoverability of the asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s asset impairment process, including controls over identification and evaluation of events or changes in circumstances that may indicate the carrying amount of net real estate investments may not be recoverable. We examined the Company’s impairment indicator assessment, which included an evaluation that all of the Company’s net real estate investments were analyzed and potential impairment indicators were identified in the assessment. We performed an independent assessment of changes in property operating metrics and general market conditions related to individual net real estate investments and compared the results of that assessment to the Company’s analysis. We read board of trustees meeting minutes and inquired with certain members of operating management to identify any significant adverse changes in the extent or manner in which net real estate investments are being used and their physical condition, legal factors and current strategies.

For properties that had impairment indicators that required further analysis, the following are the primary procedures we performed. We tested certain internal controls over the Company’s process for evaluating recoverability, including controls related to the determination of future occupancy, rental rates, and capital requirement assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimates of future occupancy, rental rates, capital requirements, and expected holding periods by comparing these assumptions against a range that was independently developed using publicly available market data for comparable assets.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 25, 2021

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	December 31,	December 31,
	2020	2019
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$605,292	$572,503
Accumulated depreciation	(216,648)	(194,888)
	388,644	377,615
Land	55,157	54,892
Net Real Estate Investments	443,801	432,507
Investments in limited liability companies ("LLCs")	4,278	6,918
Other Assets:
Cash and cash equivalents	5,742	6,110
Lease and other receivables from UHS	3,199	2,963
Lease receivable - other	7,504	7,640
Intangible assets (net of accumulated amortization of $19.5 million and $26.5 million, respectively)	11,742	14,553
Right-of-use land assets, net	8,914	8,944
Deferred charges and other assets, net	8,829	9,154
Total Assets	$494,009	$488,789
Liabilities:
Line of credit borrowings	$236,200	$212,950
Mortgage notes payable, non-recourse to us, net	58,895	60,744
Accrued interest	351	374
Accrued expenses and other liabilities	19,802	12,888
Ground lease liabilities, net	8,914	8,944
Tenant reserves, deposits and deferred and prepaid rents	10,842	11,155
Total Liabilities	335,004	307,055
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2020 - 13,771,287; 2019 - 13,757,498	138	138
Capital in excess of par value	267,368	266,723
Cumulative net income	680,727	661,280
Cumulative dividends	(785,413)	(747,417)
Accumulated other comprehensive (loss)/income	(3,815)	1,010
Total Equity	159,005	181,734
Total Liabilities and Equity	$494,009	$488,789

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues:
Lease revenue - UHS facilities (a.)	$24,571	$23,095	$22,661
Lease revenue- Non-related parties	51,562	52,020	50,466
Other revenue - UHS facilities	882	867	338
Other revenue - Non-related parties	995	1,181	2,745
	78,010	77,163	76,210
Expenses:
Depreciation and amortization	25,581	25,870	24,976
Advisory fees to UHS	4,141	3,974	3,806
Other operating expenses	22,284	21,569	20,723
	52,006	51,413	49,505
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense, hurricane insurance recovery proceeds and gains on sales	26,004	25,750	26,705
Equity in income of unconsolidated LLCs	1,706	1,796	1,771
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	—	4,535
Hurricane business interruption insurance recovery proceeds	—	—	1,162
Gains on sales of real estate assets	—	1,951	—
Interest expense, net	(8,263)	(10,533)	(9,977)
Net income	$19,447	$18,964	$24,196
Basic earnings per share	$1.42	$1.38	$1.76
Diluted earnings per share	$1.41	$1.38	$1.76
Weighted average number of shares outstanding - Basic	13,743	13,732	13,722
Weighted average number of share equivalents	22	20	—
Weighted average number of shares and equivalents outstanding - Diluted	13,765	13,752	13,722

(a.) Includes bonus rental on UHS hospital facilities of $6,116, $5,551 and $4,988 for the years ended December 31, 2020, 2019 and 2018, respectively.

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollar amounts in thousands)
	Year ended December 31,
	2020	2019	2018
Net Income	$19,447	$18,964	$24,196
Other comprehensive income/(loss):
Unrealized derivative (loss)/gain on cash flow hedges	(4,825)	878	(12)
Total other comprehensive (loss)/income:	(4,825)	878	(12)
Total comprehensive income	$14,622	$19,842	$24,184

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollar and share amounts in thousands)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2018	13,735	$137	$265,335	$618,120	$(673,175)	$144	$210,561
Shares of Beneficial Interest:
Issued	12	—	125	—	—	—	125
Restricted stock-based compensation expense	—	—	571	—	—	—	571
Dividends ($2.68/share)	—	—	—	—	(36,831)	—	(36,831)
Comprehensive income:
Net income	—	—	—	24,196	—	—	24,196
Unrealized loss on interest rate cap	—	—	—	—	—	(12)	(12)
Subtotal - comprehensive income				24,196		(12)	24,184

January 1, 2019	13,747	$137	$266,031	$642,316	$(710,006)	$132	$198,610
Shares of Beneficial Interest:
Issued	13	1	211	—	—	—	212
Repurchased	(3)	—	(221)	—	—	—	(221)
Restricted stock-based compensation expense	—	—	702	—	—	—	702
Dividends ($2.72/share)	—	—	—	—	(37,411)	—	(37,411)
Comprehensive income:
Net income	—	—	—	18,964	—	—	18,964
Unrealized net gain on cash flow hedges	—	—	—	—	—	878	878
Subtotal - comprehensive income				18,964		878	19,842

January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued	16	—	(32)	—	—	—	(32)
Repurchased	(2)	—	(235)	—	—	—	(235)
Restricted stock-based compensation expense	—	—	912	—	—	—	912
Dividends ($2.76/share)	—	—	—	—	(37,996)	—	(37,996)
Comprehensive income:
Net income	—	—	—	19,447	—	—	19,447
Unrealized net loss on cash flow hedges	—	—	—	—	—	(4,825)	(4,825)
Subtotal - comprehensive income				19,447		(4,825)	14,622
December 31, 2020	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005

See the accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$19,447	$18,964	$24,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,581	25,870	24,976
Amortization related to above/below market leases, net	(186)	(200)	(213)
Amortization of debt premium	(53)	(53)	(50)
Amortization of deferred financing costs	764	638	648
Stock-based compensation expense	912	702	571
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	—	(4,535)
Gains on sales of real estate assets	—	(1,951)	—
Changes in assets and liabilities:
Lease receivables	(100)	(395)	(1,106)
Accrued expenses and other liabilities	(232)	478	(823)
Tenant reserves, deposits and deferred and prepaid rents	(367)	(549)	1,219
Accrued interest	(23)	(76)	(90)
Leasing costs paid	(969)	(1,084)	(1,383)
Other, net	(564)	308	(482)
Net cash provided by operating activities	44,210	42,652	42,928
Cash flows from investing activities:
Investments in LLCs	(3,204)	(2,133)	(820)
Cash distributions in excess of income from LLCs	6,524	318	834
Additions to real estate investments, net	(28,262)	(12,320)	(8,263)
Cash proceeds received from divestiture of property, net	—	2,768	—
Hurricane insurance recovery proceeds in excess of damaged property write-downs	—	—	4,535
Hurricane remediation payments	—	—	(192)
Net cash paid for acquisition of properties	(2,266)	(5,105)	(4,053)
Net cash used in investing activities	(27,208)	(16,472)	(7,959)
Cash flows from financing activities:
Net borrowings on line of credit	23,250	16,550	15,350
Proceeds from mortgage notes payable	—	—	13,000
Repayments of mortgage notes payable	(1,913)	(4,201)	(23,397)
Financing costs paid	(467)	(35)	(1,671)
Repurchase of common shares	(235)	(221)	—
Dividends paid	(37,973)	(37,411)	(36,831)
Issuance of shares of beneficial interest, net	(32)	212	229
Net cash used in financing activities	(17,370)	(25,106)	(33,320)
(Decrease)/increase in cash and cash equivalents	(368)	1,074	1,649
Cash and cash equivalents, beginning of year	6,110	5,036	3,387
Cash and cash equivalents, end of year	$5,742	$6,110	$5,036
Supplemental disclosures of cash flow information:
Interest paid	$7,573	$10,025	$9,469
Invoices accrued for construction and improvements	$4,368	$1,485	$924

See accompanying notes to these consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Universal Health Realty Income Trust and subsidiaries (the “Trust”) is organized as a Maryland real estate investment trust. We invest in healthcare and human-service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of February 25, 2021, we have seventy-two real estate investments located in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•	fifty-seven medical/office buildings (“MOBs”), including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. As a result of various policies implemented by the federal and state governments, and varying by individual state, many non-essential businesses in the nation were closed for varying time periods.

Although COVID-19 has not had a material adverse impact on our results of operations through December 31, 2020, we believe that the potentially adverse impact that the pandemic may have on the future operations and financial results of our tenants, and in turn ours, will depend upon many factors, most of which are beyond our, or our tenants’, ability to control or predict.  Such factors include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.  Since the underlying businesses in each of our properties are operated by the tenants, we can provide no assurance that the businesses will continue to operate in the future or stay current with their lease obligations.

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

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. In addition, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the hypothetical lease-up period. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases are amortized to expense in the consolidated statements of income over the remaining initial terms of the respective leases.

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

At December 31, 2020, our net intangible assets total $11.7 million (net of $19.5 million accumulated amortization) and primarily consist of the value of in-place leases.  At December 31, 2020, our net intangible value of in-place leases total $10.2 million (net of $18.7 million of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of 3.8 years at December 31, 2020) and are expected to result in estimated aggregate amortization expense of, $2.6 million, $1.8 million, $1.5 million, $1.1 million and $3.2 million for 2021, 2022, 2023, 2024 and 2025 and thereafter, respectively. Amortization expense on intangible values of in place leases was $2.9 million for the year ended December 31, 2020, $3.3 million for the year ended December 31, 2019 and $3.8 million for the year ended December 31, 2018. The remaining amount of our net intangible assets primarily consists of above-market leases. At December 31, 2020, our net intangible value of above-market leases total $1.3 million (net of $777,000 of accumulated amortization) and will be amortized over the remaining lease terms (aggregate weighted average of approximately 6.6 years at December 31, 2020) and are expected to result in estimated aggregate amortization offset to rental revenue of approximately $204,000 in 2021, $199,000 in 2022, $196,000 in 2023, $168,000 in 2024 and $570,000 in 2025 and thereafter. Amortization offset to rental revenue on intangible values of above-market leases was $202,000, $189,000 and $176,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

 Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and capital improvements. The estimated original useful lives of our buildings range from 25-45 years and the estimated original useful lives of capital improvements ranges from 3-35 years. On a consolidated basis, depreciation expense was $21.8 million for each of the years ended December 31, 2020 and 2019 and $20.5 million for the year ended December 31, 2018.

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

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value or third -party appraisals.

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

Investments in Limited Liability Companies (“LLCs”)

In accordance with U.S. GAAP and guidance relating to accounting for investments and real estate ventures, we account for our unconsolidated investments in LLCs/LPs which we do not control, using the equity method of accounting.  The third-party members in these investments have equal voting rights with regards to issues such as, but not limited to: (i) divestiture of property; (ii) annual budget approval, and; (iii) financing commitments. These investments, which represent 33% to 95% non-controlling ownership interests, are recorded initially at our cost and subsequently adjusted for our net equity in the net income, cash contributions to, and distributions from, the investments. Pursuant to certain agreements, allocations of sales proceeds and profits and losses of some of the

LLC investments may be allocated disproportionately as compared to ownership interests after specified preferred return rate thresholds have been satisfied.

Distributions received from equity method investees in the consolidated statements of cash flows are classified based on the nature of the distribution. Returns on investments are presented net of equity in income from unconsolidated investments as cash flows from operating activities.  Returns of investment are classified as cash flows from investing activities.

At December 31, 2020, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of December 31, 2020, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash fundings are typically advanced as equity or member loans. These entities maintain property insurance on the properties.

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

The aggregate gross cost basis and net book value of the properties for federal income tax purposes are approximately $645 million (unaudited) and $406 million (unaudited), respectively, at December 31, 2020.  The aggregate cost basis and net book value of the properties for federal income tax purposes were approximately $606 million (unaudited) and $382 million (unaudited), respectively, at December 31, 2019.

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

The fair value of our real estate investments, components of real estate investments and debt assumed in conjunction with acquisition and impairment activity, are considered to be Level 3 valuations as they are primarily based upon an income capitalization approach. Significant inputs into the models used to determine fair value of real estate investments and components of real estate investments include future cash flow projections, holding period, terminal capitalization rate and discount rates. Additionally, the fair value of land takes into consideration comparable sales, as adjusted for site specific factors. The fair value of real estate investments is based upon significant judgments made by management, and accordingly, we typically obtain assistance from third party valuation specialists. Significant inputs into the models used to determine the fair value of assumed mortgages included the outstanding balance, term, stated interest rate and current market rate of the mortgage.

The carrying amounts reported in the balance sheet for cash, receivables, and short-term borrowings approximate their fair values due to the short-term nature of these instruments. Accordingly, these items are excluded from the fair value disclosures included elsewhere in these notes to the consolidated financial statements.

Concentration of Revenues

The rental revenue earned pursuant to the lease on McAllen Medical Center, which is leased to a related party (see Note 2), generated approximately 10% during 2020, 10% during 2019 and 9% during 2018, of our consolidated revenues.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

Except as noted below there were no new accounting pronouncements that impacted or are expected to impact us.

Accounting for Lease Concessions Granted in Connection with the COVID-19 Pandemic

On April 8, 2020, the Financial Accounting Standards Board ("FASB") held a public meeting and shortly afterwards issued a question-and-answer ("Q&A") document which was intended to provide accounting relief for lease concessions related to the COVID-19 pandemic. The accounting relief permits an entity to choose to forgo the evaluation of the enforceable rights and obligations of a lease contract, which is a requirement of Accounting Standards Codification Topic 842, Leases, which we adopted on January 1, 2019, as long as the total rent payments after the lease concessions are substantially the same, or less than, the total payments previously required by the lease. An entity may account for COVID-19 related lease concessions either (i) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or (ii) as a lease modification. To the extent that a rent concession is granted as a deferral of payments, but the total lease payments are substantially the same, lessors are allowed to account for the concession as if no change had been made to the original lease contract.

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the year ended December 31, 2020.

We have received short-term rent deferral requests from a portion of tenants under lease at our MOBs. These requests are reviewed on a request-by-request basis based upon each tenant’s specific circumstances as well as consideration of potential economic benefit available and received by tenants through governmental assistance programs.  At this time, we cannot estimate the magnitude of short-term rent deferral requests that we may ultimately agree to provide, or the magnitude of additional short-term rent deferral requests that we may receive in the future.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard was effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(2) RELATIONSHIP WITH UHS AND RELATED PARTY TRANSACTIONS

Leases:    We commenced operations in 1986 by purchasing properties from certain subsidiaries of UHS and immediately leasing the properties back to the respective subsidiaries. Most of the leases were entered into at the time we commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. The current base rentals and lease and renewal terms for each of the three hospital facilities leased to wholly-owned subsidiaries of UHS are provided below. The base rents are paid monthly and each lease also provides for additional or bonus rents which are computed and paid on a quarterly basis based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The three hospital leases with wholly-owned subsidiaries of UHS are unconditionally guaranteed by UHS and are cross-defaulted with one another.

The combined revenues generated from the leases on the three hospital facilities leased to wholly-owned subsidiaries of UHS accounted for approximately 22% of our consolidated revenue for the five years ended December 31, 2020 (approximately 22%, 22% and 21% for the years ended December 31, 2020, 2019 and 2018 respectively). In addition to these three UHS hospital facilities, we have nineteen hospitals, MOBs, FEDs that are either wholly or jointly-owned by us that include tenants which are subsidiaries or joint ventures of UHS.  The aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2020 (approximately 33%, 31% and 30% for the years ended December 31, 2020, 2019 and 2018, respectively).

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of all hospital properties with wholly-owned subsidiaries of UHS, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the three hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

A wholly-owned subsidiary of UHS has notified us that it is considering terminating the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, UHS has notified us that they are planning to offer us potential substitution properties, with fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in exchange for the Inland Valley Campus. UHS is expected to submit its proposal to us during the first quarter of 2021.  Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees. All transactions with UHS must be approved by a majority of our

Independent Trustees.  We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental) and $4.3 million during the year ended December 31, 2019 ($2.6 million in base rental and $1.7 million in bonus rental).

Management cannot predict whether the leases with wholly-owned subsidiaries of UHS, which have renewal options at existing lease rates or fair market value lease rates, or any of our other leases, will be renewed at the end of their lease term. If the leases are not renewed at their current rates or the fair market value lease rates, we would be required to find other operators for those facilities and/or enter into leases on terms potentially less favorable to us than the current leases. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital or FED facilities upon expiration of the lease terms, our future revenues could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases.

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments).  The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 29 years to approximately 78 years.  The annual aggregate lease payments on these properties are approximately $486,000 for the year ended 2020 and $508,000 for each of the years ended 2021, 2022, 2023 and 2024, and an aggregate of $29.0 million thereafter. See Note 4 for further disclosure around our lease accounting.

In late July, 2019 and September, 2019 we entered into two separate agreements which are each related to wholly-owned subsidiaries of UHS in connection with newly constructed properties located in Clive, Iowa and Denison, Texas.   Please see additional disclosure in Note 3.

Officers and Employees:    Our officers are all employees of a wholly-owned subsidiary of UHS and although as of December 31, 2020 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock or restricted stock units. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for 2020, 2019 and 2018 was computed at 0.70% of our average invested real estate assets, as derived from our consolidated balance sheet.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2020, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to $4.1 million during 2020, $4.0 million during 2019 and $3.8 million during 2018 and were based upon average invested real estate assets of $592 million, $568 million and $544 million during 2020, 2019 and 2018, respectively.

Share Ownership:    As of December 31, 2020 and 2019, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS:    UHS is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from UHS-related tenants comprised approximately 32% of our consolidated revenue for the five years ended December 31, 2020 (approximately 33%, 31% and 30% for the years ended December 31, 2020, 2019 and 2018, respectively), and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) NEW CONSTRUCTION, ACQUISITIONS AND DISPOSITIONS

2020:

New Construction:

In September 2019, we entered into an agreement whereby we own a 95% non-controlling ownership interest in Grayson Properties II L.P., which developed, constructed, owns and operates the Texoma Medical Plaza II, an MOB located in Denison, Texas.  This MOB, which was substantially completed in December 2020, is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS.  A 10-year master flex lease was executed with the wholly-owned subsidiary of UHS for over 50% of the rentable square feet of the MOB and commenced in December 2020 upon the issuance of the certificate of occupancy. The master flex lease commitment is subject to reduction upon the execution of third-party leases on up to the initial 50% of the rentable square footage of the property and as a result of fully executed third-party leases, as of December 31, 2020, the master lease commitment has been reduced to 5,840 rentable square feet on the third floor of the MOB.  As of December 31, 2020, 61% of the rentable square feet of the MOB is under lease. In June 2020 an $13.1 million third-party construction loan was obtain by Grayson Properties II LP, which is scheduled to mature in June 2025 and has an outstanding balance of $12.3 million as of December 31, 2020.  In addition, we have committed to invest up to $4.8 million in equity or member loans on the development and construction of this MOB, none of which has been invested as of December 31, 2020.  We account for this LP on an unconsolidated basis pursuant to the equity method since it is not a variable interest entity and we do not have a controlling voting interest.

In late July 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed UHS-related behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20 years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives - Iowa, Corp.  Construction of this hospital, for which we engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, was substantially completed in December 2020 and the property received a temporary certificate of occupancy on December 31, 2020.  The hospital lease commenced upon the issuance of the temporary certificate of occupancy and the initial annual rent is estimated to be approximately $2.5 million. The approximate cost of the project is estimated to be $35.1 million, of which approximately $32.0 million has been incurred as of December 31, 2020.

Acquisition:

On December 28, 2020, we acquired the Sand Point Medical Properties building located in Escanaba, Michigan for a purchase price of approximately $2.2 million.  The building is 100% leased under the terms of a 15-year double net lease (“NN”) with a remaining initial lease term of approximately 14 years at the time of purchase, with three, five-year renewal options.

Disposition:

There were no dispositions during 2020.

2019:

Acquisition:

In late November 2019, we acquired the Bellin Health Family Medicine Center located in Escanaba, Michigan for a purchase price of approximately $5.1 million.  The building is 100% leased under the terms of a triple net lease with a remaining initial lease term of approximately eight years at the time of purchase, with four, five-year renewal options.

Dispositions:

In December 2019, we sold the Kings Crossing II medical office building, located in Kingwood, Texas for a sale price of approximately $2.5 million, net of closing costs.  This divestiture resulted in a gain of approximately $1.7 million which is included in our consolidated statement of income for the year ended December 31, 2019.

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

Disposition:

There were no dispositions during 2018.

(4) LEASE ACCOUNTING

We adopted the new lease standard on January 1, 2019 and applied it to leases that were in place on the effective date as both a lessor and lessee. Our results for reporting periods beginning January 1, 2019 are presented under the new lease standard. We adopted ASC 842 effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the adoption date, rather than the earliest period presented. We elected to apply certain adoption related practical expedients for all leases that commenced prior to the election date. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the twelve months ended December 31, 2020 and 2019.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the years ended 2020, 2019 and 2018 are disaggregated below (in thousands).  Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the term of the lease.  Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Year Ended December 31,

	2020	2019	2018
UHS Facilities:
Base rents	$17,302	$16,660	$16,738
Bonus rents	6,116	5,551	4,988
Tenant reimbursements	1,153	884	935
Lease Revenue - UHS facilities	$24,571	$23,095	$22,661

Non-related parties:
Base rents	$41,562	$42,295	$41,267
Tenant reimbursements	10,000	9,725	9,199
Lease Revenue - Non-related parties	$51,562	$52,020	$50,466

Disclosures Related to Certain Hospital Facilities:

Southwest Healthcare System, Inland Valley Campus:

A wholly-owned subsidiary of UHS has notified us that it is considering terminating the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, UHS has notified us that they are planning to offer us potential substitution properties, with fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus in exchange for the Inland Valley Campus. UHS is expected to submit its proposal to us during the first quarter of 2021.  Upon receipt, the proposal will be reviewed and evaluated by management of the Trust as well as by our Board of Trustees. All transactions with UHS must be approved by a majority of our Independent Trustees.  We can provide no assurance that we will ultimately agree on a property substitution with UHS in connection with the Inland Valley Campus property. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental) and $4.3 million during the year ended December 31, 2019 ($2.6 million in base rental and $1.7 million in bonus rental).

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

Kindred Hospital Chicago Central:

The existing lease with Kindred Hospital Chicago Central is scheduled to expire on December 31, 2021.  Pursuant to the terms of the lease, we earned approximately $1.6 million of lease revenue during the year ended December 31, 2020, and approximately $1.5 million during the year ended December 31, 2019.  We can provide no assurance that the lease on this facility, which during the years ended December 31, 2020 and 2019 did not generate sufficient operating income to cover its rent due to us, will be renewed, or renewed at existing lease rates, upon maturity.

Minimum future base rents from non-cancelable leases related to properties included in our financial statements on a consolidated basis, excluding increases resulting from changes in the consumer price index, bonus rents and the impact of straight line rent adjustments, are as follows (amounts in thousands):

For the year ended December 31,	December 31, 2020
2021	$59,241
2022	43,031
2023	37,026
2024	30,160
2025	26,078
Thereafter	104,011
Total minimum base rents	$299,547

Some of the leases contain gross terms where operating expenses are included in the base rent amounts. Other leases contain net terms where the operating expenses are assessed separately from the base rentals. The table above contains a mixture of both gross and net leases and does not include any separately calculated operating expense reimbursements. Under the terms of the hospital leases, the lessees are required to pay all operating costs of the properties including property insurance and real estate taxes. Tenants of the medical office buildings generally are required to pay their pro-rata share of the property’s operating costs.

ASU 2016-02 requires that lessors expense certain initial direct costs, which were capitalized under the previous leasing standard, as incurred.  ASU 2016-02 also requires that only the incremental costs of signing a lease be capitalized, which was consistent to our historical practice.

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of December 31, 2020, our consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million.

The components of lease expense payments were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$480	$480
Total lease cost	$480	$480

During each of the years ended December 31, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to our operating leases was approximately $480,000, which is included as an operating cash outflow within the consolidated statement of cash flows and included in other operating expenses within the consolidated statements of income.  As of and during the year ended December 31, 2020, we did not enter into any lease agreements for our consolidated properties set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2020

Operating Leases
Right-of-use land assets-operating leases	$8,914

Total lease liabilities	$8,914

Weighted Average remaining lease term, years
Operating leases	57.3

Weighted Average discount rate
Operating leases	5.07%

As of December 31, 2020, we are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Total consolidated amounts expensed relating to the applicable leases in 2020, 2019 and 2018 was approximately $480,000, $480,000 and $474,000, respectively.  The following table summarizes fixed, future minimum rental payments, excluding variable costs, which are discounted by our incremental borrowing rate to calculate the lease liabilities for our operating leases in which we are the lessee.  We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option.  Maturities of lease liabilities are as follows (amounts in thousands):

Year ending:

2021	$480
2022	480
2023	480
2024	480
2025	480
Later years	24,961
Total undiscounted lease payments	$27,361
Less imputed interest	18,447
Total	$8,914

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2020, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%.  The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At December 31, 2020, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At December 31, 2020, we had $236.2 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $108.2 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of December 31, 2020.  The carrying amount and fair value of borrowings outstanding pursuant to the Credit Agreement was $236.2 million at December 31, 2020. There are no compensating balance requirements.  The average amount outstanding under our Credit Agreement during the years ended December 31, 2020, 2019 and 2018 was $219.1 million, $198.3 million and $191.4 million, respectively, with corresponding effective interest rates of 2.4%, 3.7% and 3.5%, respectively, including commitment fees and interest rate swaps/caps. At December 31, 2019, we had $213.0 million of outstanding borrowings outstanding against our revolving credit agreement and $87.0 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at December 31, 2020 and 2019. We also believe that we would remain in compliance if, assuming that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios at December 31, 2020 and 2019, giving effect to the covenants contained in the Credit Agreements in effect on the respective dates (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Covenant	UHT	Covenant	UHT
Tangible net worth	$125,000	$147,263	$125,000	$167,181
Total leverage	< 60%	44.8%	< 60%	42.3%
Secured leverage	< 30%	8.6%	< 30%	9.1%
Unencumbered leverage	< 60%	41.4%	< 60%	38.5%
Fixed charge coverage	> 1.50x	4.7x	> 1.50x	4.0x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us and are not cross-collateralized, included on our consolidated balance sheet as of December 31, 2020 and 2019 (amounts in thousands):

	As of 12/31/2020			As of 12/31/2019
Facility Name	Interest Rate	Maturity Date	Outstanding Balance (in thousands)(a.)	Outstanding Balance (in thousands)
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	4.54%	June, 2022	5,437	5,654
BRB Medical Office Building fixed rate mortgage loan	4.27%	December, 2022	5,505	5,721
Desert Valley Medical Center fixed rate mortgage loan	3.62%	January, 2023	4,511	4,661
2704 North Tenaya Way fixed rate mortgage loan	4.95%	November, 2023	6,576	6,727
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	4.03%	April, 2024	13,043	13,196
Tuscan Professional Building fixed rate mortgage loan	5.56%	June, 2025	2,933	3,492
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	3.95%	January, 2030	8,718	8,961
Rosenberg Children's Medical Plaza fixed rate mortgage loan	4.42%	September, 2033	12,508	12,732
Total, excluding net debt premium and net financing fees			59,231	61,144
Less net financing fees			(477)	(594)
Plus net debt premium			141	194
Total mortgage notes payable, non-recourse to us, net			$58,895	$60,744

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of December 31, 2020 had a combined carrying value of approximately $59.2 million and a combined fair value of approximately $62.0 million. At December 31, 2019, we had various mortgages, all of which were non-recourse to us, included in our consolidated balance sheet.  The combined outstanding balance of these various mortgages was $61.1 million and these mortgages had a combined fair value of approximately $63.1 million.

The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

As of December 31, 2020, our aggregate consolidated scheduled debt repayments (including mortgages) are as follows (amounts in thousands):

2021	$2,081
2022 (a.)	248,397
2023	11,892
2024	13,550
2025	939
Later	18,572
Total	$295,431

(a.)	Includes assumed repayment of $236.2 million of outstanding borrowings under the terms of our $350 million revolving credit agreement scheduled to mature in March, 2022.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2020, the fair value of our interest rate swaps was a net liability of $3.8 million which is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet. During the twelve months of 2020, we paid or accrued approximately $733,000 in net payments made to the counterparty by us, adjusted for accruals, pursuant to the terms of the swaps (consisting of approximately $824,000 in payments, adjusted for accruals, or accruals made to the counterparty by us, offset by approximately $91,000 of payments paid to us by the counterparty). From inception of the swap agreements through December 31, 2020 we paid or accrued approximately $626,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $198,000 in payments or accruals made to us by the counterparty, offset by approximately $824,000 of payments due to the counterparty from us).  During the twelve months of 2019, we received or accrued approximately $108,000 in payments made to us by the counterparty pursuant to the terms of the swap entered into during the third quarter of 2019. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

(6) DIVIDENDS AND EQUITY ISSUANCE PROGRAM

Dividends:

During each of the last three years, dividends were declared and paid by us as follows:

•	2020: $2.76 per share of which $2.43 per share was ordinary income and $.33 per share was non-dividend distributions (there was no capital gain and no Unrecaptured Section 1250 gain in 2020).
•	2019: $2.72 per share of which $2.48 per share was ordinary income and $.24 per share was total capital gain (there was no Unrecaptured Section 1250 gain in 2019).

•	2018: $2.68 per share of which $2.35 per share was ordinary income and $.33 per share was total capital gain (total capital gain amount includes Unrecaptured Section 1250 gain of $.30 per share).

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

During the twelve months ended December 31, 2020 pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of December 31, 2020, we have paid or incurred approximately $507,000 in various fees and expenses related to the commencement of our ATM program.

(7) INCENTIVE PLANS

During 2007, our Board of Trustees and shareholders approved the Universal Health Realty Income Trust 2007 Restricted Stock Plan which was amended and restated in 2020 and 2016 (the “2007 Plan”). An aggregate of 175,000 shares (as amended in 2020) were authorized for issuance under this plan and a total of 117,040 shares, net of cancellations, have been issued pursuant to the terms of this plan, 95,295 of which have vested as of December 31, 2020. At December 31, 2020 there are 57,960 shares remaining for issuance under the terms of the 2007 Plan.

During 2020, there were 10,765 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $96.74 per share ($1.0 million in the aggregate).  These restricted shares are scheduled to vest in June of 2022 (the second anniversary date of the grant).  Pursuant to the restricted shares issued during 2020,  Dividends on unvested stock will be deferred and accumulated prior to the vesting of the shares and paid, in either cash and/or stock, in the aggregate on the vesting date on the shares that ultimately vest.

During 2019, there were 10,980 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $84.24 per share ($924,955 in the aggregate). These restricted shares are scheduled to vest in June of 2021 (the second anniversary of the date of grant).

During 2018, there were 10,580 restricted Shares of Beneficial Interest, net of cancellations, issued to the Trustees, officers and other personnel of the Trust pursuant to the 2007 Plan at a weighted average grant price of $61.77 per share ($653,526 in the aggregate). These restricted shares vested in June of 2020 (the second anniversary of the date of grant).

 We expense the grant-date fair value restricted stock awards under the straight-line method over the stated vesting period of the award. In connection with these grants, we recorded compensation expense of approximately $912,000, $702,000 and $575,000 during 2020, 2019 and 2018, respectively. The remaining expense associated with these grants is approximately $944,000 and will be recorded over the remaining weighted average vesting period for outstanding restricted Shares of Beneficial Interest of approximately one year at December 31, 2020.

There were no stock options outstanding or exercised during 2020, 2019 or 2018.

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

At December 31, 2020, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. As of December 31, 2020, we accounted for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs or LPs in which we own a non-controlling interest and were accounted for under the equity method as of December 31, 2020:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II
(a.)

This LLC refinanced its fixed rate mortgage during the fourth quarter of 2020 (as reflected in the mortgage loan table below) and has a third-party term loan of $9.25 million, which is non-recourse to us, outstanding as of December 31, 2020.

(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan, which is non-recourse to us, of $13.4 million, outstanding as of December 31, 2020.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.1 million has been funded as of December 31, 2020. This LP has a third-party term loan, which is non-recourse to us, of $4.8 million, outstanding as of December 31, 2020.  This mortgage loan had an extended maturity date of February 11, 2021, at which time it was repaid utilizing additional equity contributions from the limited partners, as well as a $3.5 million member loan from UHT to the LP.

(d.)

Construction on this MOB was substantially completed in December 2020. The MOB is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS.  We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of December 31, 2020.  This LLP entered into a $13.1 million third-party construction loan, which is non-recourse to us and has an outstanding balance of $12.3 million as of December 31, 2020.  The LP developed constructed, owns and operates the Texoma Medical Plaza II.

(e.)	We are the lessee with a third party on a ground lease for land.
(f.)	We are the lessee with a UHS-related party for the land related to this property.

Below are the combined statements of income for the five LLCs/LPs accounted for under the equity method at December 31, 2020 and the four LLCs/LPs (excluding one that owns an MOB that was under construction in 2019) accounted for under the equity method at December 31, 2019 and 2018.

	For the Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Revenues	$9,973	$10,063	$9,592
Operating expenses	3,979	4,046	3,557
Depreciation and amortization	1,827	1,758	1,772
Interest, net	1,296	1,295	1,311
Net income	$2,871	$2,964	$2,952
Our share of net income	$1,706	$1,796	$1,771

Below are the combined balance sheets for the five above-mentioned LLCs/LPs that were accounted for under the equity method as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(amounts in thousands)
Net property, including construction in progress	$42,374	$33,207
Other assets (a.)	8,818	7,452
Total assets	$51,192	$40,659

Other liabilities (a.)	$9,402	$6,785
Mortgage notes payable, non-recourse to us	39,735	26,650
Equity	2,055	7,224
Total liabilities and equity	$51,192	$40,659

Investments in LLCs before amounts included in accrued expenses and other liabilities	4,278	6,918
Amounts included in accrued expenses and other liabilities	(3,020)	(1,856)
Our share of equity in LLCs, net	$1,258	$5,062
(a.)

Other assets and other liabilities as of December 31, 2020 and 2019 include approximately $4.3 million and $3.7 million, respectively, of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third parties, including subsidiaries of UHS.

As of December 31, 2020, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

2021	$18,405
2022	263
2023	621
2024	640
2025	11,905
2026 and thereafter	7,901
Total	$39,735

	Mortgage Loan Balance (a.)
Name of LLC/LP	12/31/2020	12/31/2019	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$4,777	$4,926	February, 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	13,372	13,658	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	9,250	8,066	December, 2024
Grayson Properties II (3.70% fixed rate construction loan) (d.)	12,336	—	June, 2025
	$39,735	$26,650
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

This mortgage loan had an extended maturity date of February 11, 2021 at which time it was paid off utilizing additional equity contributions from the limited partners, as well as a $3.5 million member loan from UHT to the LP.

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

(10) IMPACT OF HURRICANE HARVEY

In late August of 2017, five of our medical office buildings located in the Houston, Texas area incurred extensive water damage as a result of Hurricane Harvey. Until various times during the second quarter of 2018, these properties were temporarily closed and non-operational as we continued to reconstruct and restore them to operational condition. As of June 30, 2018, reconstruction on all of the occupied space in these properties had been completed and operations resumed.

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

Included in our financial results for the year ended December 31, 2018 are approximately $1.2 million of business interruption insurance recovery proceeds, covering the period of late August 2017 through June 30, 2018, approximately $500,000 of which related to 2017.  These business interruption insurance recovery proceeds are included in net cash provided by operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.  Additionally, the year ended December 31, 2018 included approximately $4.5 million of hurricane insurance recoveries in excess of property damage write-downs, which are included in net cash provided by investing activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.

(11) QUARTERLY RESULTS (unaudited)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$19,207	$19,281	$19,692	$19,830	$78,010
Net income	$4,554	$4,700	$5,193	$5,000	$19,447
Total basic earnings per share	$0.33	$0.34	$0.38	$0.36	$1.42
Total diluted earnings per share	$0.33	$0.34	$0.38	$0.36	$1.41

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$19,112	$19,326	$19,866	$18,859	$77,163
Net income before gains on sales	$3,962	$4,261	$4,653	$4,137	$17,013
Gains on sales of real estate assets	$250	$—	$—	$1,701	$1,951
Net income	$4,212	$4,261	$4,653	$5,838	$18,964
Total basic earnings per share	$0.31	$0.31	$0.34	$0.43	$1.38
Total diluted earnings per share	$0.31	$0.31	$0.34	$0.42	$1.38

          Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2020

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2020	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Inland Valley Regional Medical Center Wildomar, California	—	$2,050	$10,701	$14,597	$2,050	$25,298		$27,348	$15,439	2007	1986	43 Years
McAllen Medical Center McAllen, Texas	—	4,720	31,442	10,189	6,281	40,070		46,351	30,056	1994	1986	42 Years
Wellington Regional Medical Center West Palm Beach, Florida	—	1,190	14,652	17,370	1,663	31,549		33,212	22,275	2006	1986	42 Years
Evansville Rehabilitation Hospital Evansville, Indiana	—	500	6,945	1,062	500	8,007		8,507	6,287	1993	1989	40 Years
Kindred Chicago Central Hospital Central Chicago, Illinois	—	158	6,404	1,838	158	8,242		8,400	8,242	1993	1986	25 Years
Family Doctor’s Medical Office Building Shreveport, Louisiana	—	54	1,526	494	54	2,020		2,074	1,188	1991	1995	45 Years
Professional Buildings at King’s Crossing Kingwood, Texas (d.)	—	439	1,837	(354)	439	1,483		1,922	314	1995	1995	45 Years
Chesterbrook Academy Audubon, Pennsylvania	—	307	996	—	307	996		1,303	542	1996	1996	45 Years
Chesterbrook Academy New Britain, Pennsylvania	—	250	744	—	250	744		994	411	1991	1996	45 Years
Chesterbrook Academy Uwchlan, Pennsylvania	—	180	815	—	180	815		995	445	1992	1996	45 Years
Chesterbrook Academy Newtown, Pennsylvania	—	195	749	—	195	749		944	413	1992	1996	45 Years
The Southern Crescent Center I (b.)	—	1,130	5,092	(2,060)	1,130	3,032		4,162	2,588	1994	1996	45 Years
The Southern Crescent Center II (b.) Riverdale, Georgia	—	—	—	5,325	806	4,519		5,325	3,188	2000	1998	35 Years
The Cypresswood Professional Center Spring, Texas (e.)	—	573	3,842	(2,667)	573	1,175	101	1,849	201	1997	1997	35 Years
701 South Tonopah Building Las Vegas, Nevada (f.)	—	—	1,579	68	—	1,647		1,647	1,383	1999	1999	25 Years
Danbury Medical Plaza Danbury, Connecticut	—	1,151	5,176	1,109	1,151	6,285	10	7,446	4,238	2000	2000	30 Years
Corpus Christi Corpus Christi, Texas	—	1,104	5,508	—	1,104	5,508		6,612	2,029	2008	2008	35 Years
Apache Junction Medical Plaza Apache Junction, AZ	—	240	3,590	1,398	240	4,988	5	5,233	2,280	2004	2004	30 Years
Auburn Medical Office Building II Auburn, WA (g.)	—	—	10,200	176	—	10,376		10,376	3,082	2009	2009	36 Years
BRB Medical Office Building Kingwood, Texas	5,505	430	8,970	84	430	9,054		9,484	2,654	2010	2010	37 Years
Centennial Hills Medical Office Building Las Vegas, NV (f.)	—	—	19,890	3,280	—	23,170	8	23,178	7,460	2006	2006	34 Years
Desert Springs Medical Plaza Las Vegas, NV	—	1,200	9,560	2,682	1,200	12,242	44	13,486	4,266	1998	1998	30 Years
700 Shadow Lane & Goldring MOBs Las Vegas, NV	5,437	400	11,300	5,180	400	16,480	12	16,892	6,052	2003	2003	30 Years
Spring Valley Hospital MOB I Las Vegas, NV (f.)	—	—	9,500	1,667	—	11,167		11,167	3,726	2004	2004	35 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2020 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2020	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Spring Valley Hospital MOB II Las Vegas, NV (f.)	—	—	9,800	1,078	—	10,878	972	11,850	3,534	2006	2006	34 Years
Summerlin Hospital MOB I Las Vegas, NV	—	460	15,440	1,974	460	17,414	9	17,883	6,478	1999	1999	30 Years
Summerlin Hospital MOB II Las Vegas, NV	—	370	16,830	1,711	370	18,541		18,911	6,676	2000	2000	30 Years
Summerlin Hospital MOB III Las Vegas, NV (f.)	13,043	—	14,900	2,243	—	17,143	340	17,483	4,985	2009	2009	36 Years
Emory at Dunwoody Building Dunwoody, GA	—	782	3,455	—	782	3,455		4,237	1,183	2011	2011	35 Years
Forney Medical Plaza Forney, TX	—	910	11,960	102	910	12,062		12,972	4,219	2011	2011	35 Years
Lake Pointe Medical Arts Building Rowlett, TX	—	1,100	9,000	298	1,100	9,298	39	10,437	2,982	2011	2011	35 Years
Tuscan Professional Building Irving, TX	2,933	1,100	12,525	1,698	1,100	14,223	27	15,350	4,755	2011	2011	35 Years
Peace Health Medical Clinic Bellingham, WA	—	1,900	24,910	921	1,900	25,831		27,731	7,489	2012	2012	35 Years
Northwest Texas Professional Office Tower Amarillo, TX (f.)	—	—	7,180	1,322	—	8,502		8,502	1,995	2012	2012	35 Years
Ward Eagle Office Village Farmington Hills, MI	—	220	3,220	106	220	3,326		3,546	888	2013	2013	35 Years
5004 Poole Road MOB Denison, TX	—	96	529	—	96	529		625	134	2013	2013	35 Years
Desert Valley Medical Center Phoenix, AZ	4,511	2,280	4,624	1,184	2,280	5,808		8,088	1,657	1996	1996	30 Years
Hanover Emergency Center Mechanicsville, VA	—	1,300	6,224	—	1,300	6,224		7,524	1,326	2014	2014	35 Years
Haas Medical Office Park Ottumwa, IA (g.)	—	—	3,571	—	—	3,571		3,571	703	2015	2015	35 Years
South Texas ER at Mission Mission, TX	—	1,441	4,696	—	1,441	4,696		6,137	931	2015	2015	35 Years
North Valley Medical Plaza Phoenix, AZ	—	930	6,929	2,265	930	9,194	16	10,140	2,449	2010	2010	30 Years
Northwest Medical Center at Sugar Creek Bentonville, AR	—	1,100	2,870	—	1,100	2,870		3,970	671	2014	2014	35 Years
The Children’s Clinic at Springdale Springdale, AR	—	610	1,570	—	610	1,570		2,180	367	2014	2014	35 Years
Rosenberg Children’s Medical Plaza Phoenix, AZ (g.)	12,508	—	23,302	148	—	23,450		23,450	5,055	2001	2001	35 Years
Phoenix Children’s East Valley Care Center Phoenix, AZ	8,718	1,050	10,900	—	1,050	10,900		11,950	2,348	2006	2006	35 Years
Palmdale Medical Plaza Palmdale, CA (f.)	—	—	10,555	1,847	—	12,402		12,402	3,040	2008	2008	34 Years
Piedmont-Roswell Physician Center Sandy Springs, GA	—	2,338	2,128	—	2,338	2,128		4,466	521	2015	2015	30 Years
Piedmont-Vinings Physician Center Vinings, GA	—	1,348	2,418	—	1,348	2,418		3,766	572	2015	2015	30 Years

Schedule III

Universal Health Realty Income Trust

Real Estate and Accumulated Depreciation — December 31, 2020 (continued)

(amounts in thousands)

					Gross amount at					Date of
					which carried					Completion of
	Initial Cost				at end of period				Accumulated	Construction,
Description	Encumbrance (c.)	Land	Building & Improv.	Adjustments to Basis (a.)	Land	Building & Improvements	CIP	Total	Depreciation as of Dec. 31, 2020	Acquisition or Significant improvement	Date Acquired	Average Depreciable Life
Santa Fe Professional Plaza Scottsdale, AZ	—	1,090	1,960	573	1,090	2,533	39	3,662	764	1999	1999	30 Years
Sierra San Antonio Medical Plaza Fontana, CA (g.)	—	—	11,538	876	—	12,414	3	12,417	3,213	2006	2006	30 Years
Vista Medical Terrace & Sparks MOB Sparks, NV (f.)	—	—	9,276	1,782	—	11,058		11,058	3,414	2008	2008	30 Years
South Texas ER at Weslaco Weslaco ,TX	—	1,749	4,879	—	1,749	4,879		6,628	976	2015	2015	35 Years
Chandler Corporate Center III Chandler, AZ	—	2,328	14,131	—	2,328	14,131		16,459	3,109	2016	2016	35 Years
Frederick Crestwood MOB Frederick, MD	—	2,265	18,731	—	2,265	18,731		20,996	3,110	2016	2016	35 Years
Madison Professional Office Building Madison, AL	—	2,296	6,411	10	2,296	6,421		8,717	1,246	2016	2016	35 Years
Tenaya Medical Office Building Las Vegas, NV	6,576	3,032	10,602	—	3,032	10,602		13,634	1,647	2016	2016	35 Years
Henderson Medical Plaza Henderson, NV (f.)	—	—	10,718	8,460	—	19,178	23	19,201	3,871	2017	2017	35 Years
Hamburg Medical Building Hamburg, PA	—	696	3,406	—	696	3,406		4,102	475	2017	2017	35 Years
Las Palmas Del Sol Emergency Center - West El Paso, TX	—	801	5,029	—	801	5,029		5,830	620	2017	2017	35 Years
Beaumont Medical Sleep Center Building Southfield, MI	—	254	2,968	—	254	2,968		3,222	307	2018	2018	35 Years
Clive Behavioral Health Clive, IA	—	1,330	—	30,685	1,330	30,685		32,015	2	2020	2019	35 Years
Bellin Health Family Medical Center Escanaba, MI	—	605	3,906	—	605	3,906		4,511	176	2019	2019	35 Years
Sand Point Medical Properties Escanaba, MI	—	265	1,654	—	265	1,654		1,919	1	2020	2020	35 Years
TOTALS (h.)	$59,231	$52,317	$485,763	$120,721	$55,157	$603,644	$1,648	$660,449	$216,648
a.	Consists of costs subsequent to acquisition that were capitalized, divested or written down in connection with asset impairments and hurricane related damage.
b.	During 2008, a $4.6 million provision for asset impairment was recorded in connection with the real estate assets of Southern Crescent Center I & Southern Crescent Center II.
c.	Consists of outstanding balances as of December 31, 2020 on third-party debt that is non-recourse to us.
d.	Carrying value of depreciable assets were written down to zero as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
e.	Carrying value of depreciable assets were written down as a result of substantial damage from Hurricane Harvey during the third quarter of 2017.
f.	At December 31, 2020, we are the lessee with a UHS-related party on a ground lease for land.
g.	At December 31, 2020, we are the lessee with a third party on a ground lease for land.
h.	The aggregate cost for federal income tax purposes is $645 million (unaudited) with a net book value of $406 million (unaudited).

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2020

(amounts in thousands)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES

The following table reconciles the Real Estate Properties from January 1, 2018 to December 31, 2020:

	2020	2019	2018
Balance at January 1,	$627,395	$611,046	$599,776
Additions (a.)	31,145	12,882	8,641
Acquisitions	1,919	4,510	3,222
Disposals/Divestitures (b.)	(10)	(1,043)	(593)
Balance at December 31,	$660,449	$627,395	$611,046

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the Accumulated Depreciation from January 1, 2018 to December 31, 2020:

	2020	2019	2018
Balance at January 1,	$194,888	$173,316	$153,379
Disposals/Divestitures (b.)	(10)	(220)	(593)
Depreciation expense	21,770	21,792	20,530
Balance at December 31,	$216,648	$194,888	$173,316

(a.)

Included in the additions for 2020 are approximately $25.1 million related to the new behavioral health hospital, located in Clive, Iowa, for which construction was substantially completed in December 2020. Included in the additions for 2019 are approximately $6.9 million (including the land purchase) related to the new behavioral health hospital. Included in the additions during 2018, were approximately $313,000 related to Henderson Medical Plaza, which was completed and opened during 2017. Additionally, 2018 includes approximately $2.7 million of hurricane-related reconstruction costs.

(b.)	2019 includes the sale of the Kings Crossing II medical office building, as well as the sale of a parcel of land located at one of our buildings.