Form 10-Q
period 2021-03-31
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2021-05-07
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of common shares of beneficial interest outstanding at April 30, 2021—13,772,112.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of eighteen medical office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2021, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2021 and 2020

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Lease revenue - UHS facilities (a.)	$7,132	$5,881
Lease revenue - Non-related parties	13,092	12,842
Other revenue - UHS facilities	226	214
Other revenue - Non-related parties	249	270
	20,699	19,207
Expenses:
Depreciation and amortization	6,787	6,380
Advisory fees to UHS	1,062	1,016
Other operating expenses	5,602	5,383
	13,451	12,779
Income before equity in income of unconsolidated limited liability companies ("LLCs"), interest expense and gains on sales	7,248	6,428
Equity in income of unconsolidated LLCs	471	435
Interest expense, net	(2,133)	(2,309)
Net income	$5,586	$4,554
Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.41	$0.33

Weighted average number of shares outstanding - Basic	13,750	13,736
Weighted average number of shares outstanding - Diluted	13,771	13,758

(a.) Includes bonus rental on UHS hospital facilities of $1,695 and $1,380 for the three-month periods ended March 31, 2021 and 2020, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2021 and 2020

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$5,586	$4,554
Other comprehensive gain/(loss):
Unrealized derivative gains/(losses) on cash flow hedges	3,348	(4,671)
Total other comprehensive gain/(loss):	3,348	(4,671)
Total comprehensive income/(loss)	$8,934	$(117)

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$608,366	$605,292
Accumulated depreciation	(222,521)	(216,648)
	385,845	388,644
Land	55,157	55,157
Net Real Estate Investments	441,002	443,801
Investments in limited liability companies ("LLCs")	9,087	4,278
Other Assets:
Cash and cash equivalents	6,171	5,742
Lease and other receivables from UHS	3,252	3,199
Lease receivable - other	7,780	7,504
Intangible assets (net of accumulated amortization of $19.0 million and $19.5 million, respectively)	11,013	11,742
Right-of-use land assets, net	8,907	8,914
Deferred charges and other assets, net	8,582	8,829
Total Assets	$495,794	$494,009
Liabilities:
Line of credit borrowings	$247,650	$236,200
Mortgage notes payable, non-recourse to us, net	58,403	58,895
Accrued interest	346	351
Accrued expenses and other liabilities	11,375	19,802
Ground lease liabilities, net	8,907	8,914
Tenant reserves, deposits and deferred and prepaid rents	10,446	10,842
Total Liabilities	337,127	335,004
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2021 - 13,772,095; 2020 - 13,771,287	138	138
Capital in excess of par value	267,667	267,368
Cumulative net income	686,313	680,727
Cumulative dividends	(794,984)	(785,413)
Accumulated other comprehensive (loss)/income	(467)	(3,815)
Total Equity	158,667	159,005
Total Liabilities and Equity	$495,794	$494,009

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2021

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity
January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued	1	—	57	—	—	—	57
Restricted stock-based compensation expense	—	—	242	—	—	—	242
Dividends ($.695/share)	—	—	—	—	(9,571)	—	(9,571)
Comprehensive income:
Net income	—	—	—	5,586	—	—	5,586
Unrealized net gain on cash flow hedges	—	—	—	—	—	3,348	3,348
Subtotal - comprehensive income				5,586		3,348	8,934
March 31, 2021	13,772	$138	$267,667	$686,313	$(794,984)	$(467)	$158,667

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,586	$4,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,787	6,380
Amortization related to above/below market leases, net	(45)	(46)
Amortization of debt premium	(12)	(13)
Amortization of deferred financing costs	216	157
Stock-based compensation expense	242	197
Changes in assets and liabilities:
Lease receivable	(329)	181
Accrued expenses and other liabilities	(633)	(867)
Tenant reserves, deposits and deferred and prepaid rents	(396)	65
Accrued interest	(5)	(25)
Leasing costs paid	(365)	(182)
Other, net	204	(264)
Net cash provided by operating activities	11,250	10,137
Cash flows from investing activities:
Investments in LLCs	(1,544)	(1,468)
Advance made to LLC	(3,500)	-
Additions to real estate investments, net	(6,974)	(5,521)
Deposit on real estate assets	(200)	-
Net cash used in investing activities	(12,218)	(6,989)
Cash flows from financing activities:
Net borrowings on line of credit	11,450	6,250
Repayments of mortgage notes payable	(510)	(432)
Financing costs paid	(35)	(35)
Dividends paid	(9,564)	(9,424)
Issuance of shares of beneficial interest, net	56	50
Net cash provided by/(used in) financing activities	1,397	(3,591)
Increase/(decrease) in cash and cash equivalents	429	(443)
Cash and cash equivalents, beginning of period	5,742	6,110
Cash and cash equivalents, end of period	$6,171	$5,667
Supplemental disclosures of cash flow information:
Interest paid	$1,935	$2,190
Invoices accrued for construction and improvements	$468	$3,151

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of March 31, 2021, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, the notes thereto and accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The combined revenues generated from the leases on the three acute care hospital facilities leased to wholly-owned subsidiaries of UHS accounted for approximately 22% of our consolidated revenues for each of the three months ended March 31, 2021 and 2020. In addition to these three UHS hospital facilities, one of our hospital facilities is leased to a joint venture between a subsidiary of UHS and a third party, and we have eighteen medical office buildings (“MOBs”) or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us that include tenants which are subsidiaries or joint ventures of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 36% and 32% of our consolidated revenues during the three-month periods ended March 31, 2021 and 2020, respectively.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of the three acute care hospitals with wholly-owned subsidiaries of UHS, as reflected below, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following:  (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the three hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $1.1 million of lease revenue during the three-month period ended March 31, 2021 ($662,000 in base rental and $454,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

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

In late July 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed UHS-related behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20 years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives - Iowa, Corp (“JV”). Construction of this hospital, for which we engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, was substantially completed in December 2020 and the property received a temporary certificate of occupancy on December 31, 2020.  The hospital lease commenced upon the issuance of the temporary certificate of occupancy.  Pursuant to the lease on this facility, the JV has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The JV also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the JV decline to exercise its purchase right). Additionally, the JV has rights of first offer to purchase the facility prior to any third-party sale.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 28 years to approximately 78 years.  The annual aggregate lease payments on these properties are approximately $508,000 for the year ended 2021 and $508,000 for each of the years ended 2022, 2023, 2024 and 2025, and an aggregate of $29.0 million thereafter. See Note 7 for further disclosure around our lease accounting.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of March 31, 2021 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three months ended March 31, 2021 and 2020, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2021, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, and were based upon average invested real estate assets of $607 million and $581 million, respectively.

Share Ownership: As of March 31, 2021 and December 31, 2020, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 36% and 32% of our consolidated revenues during the three-month periods ended March 31, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the first quarter of 2021, we declared and paid dividends of approximately $9.6 million, or $.695 per share. We declared and paid dividends of approximately $9.4 million, or $.685 per share, during the first quarter of 2020.  Dividend equivalents, which were applicable to shares of unvested restricted stock, were accrued during the first quarter of 2021 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first quarter of 2021.  Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of March 31, 2021, we have paid or incurred approximately $507,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Dispositions

Three Months Ended March 31, 2021:

Acquisitions:

There were no acquisitions during the first three months of 2021.

Dispositions:

There were no dispositions during the first three months of 2021.

Three Months Ended March 31, 2020:

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

At March 31, 2021, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. We account for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs/LPs in which we own a non-controlling interest and were accounted for under the equity method as of March 31, 2021:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $9.2 million, which is non-recourse to us, outstanding as of March 31, 2021.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $13.3 million, which is non-recourse to us, outstanding as of March 31, 2021.

(c.)

We have committed to invest up to $2.5 million in equity and debt financing, of which $2.4 million has been funded as of March 31, 2021. During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction on this MOB, which is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS, was substantially completed in December 2020. We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of March 31, 2021. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $12.4 million as of March 31, 2021.

(e.)	The LLC is the lessee with a third-party lessor under a ground lease for land.
(f.)	These LPs are the lessees with UHS-related parties for the land related to these properties.

Below are the condensed combined statements of income (unaudited) for the four LLCs/LPs accounted for under the equity method at March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Revenues	$2,788	$2,516
Operating expenses	1,107	1,028
Depreciation and amortization	521	442
Interest, net	431	318
Net income	$729	$728
Our share of net income	$471	$435

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs that were accounted for under the equity method as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(amounts in thousands)
Net property, including construction in progress	$41,822	$42,374
Other assets (a.)	8,817	8,818
Total assets	$50,639	$51,192

Other liabilities (a.)	$8,543	$9,402
Mortgage notes payable, non-recourse to us	34,896	39,735
Advances payable to us (b.)	3,500	-
Equity	3,700	2,055
Total liabilities and equity	$50,639	$51,192

Investments in LLCs before amounts included in
accrued expenses and other liabilities	$9,087	$4,278
Amounts included in accrued expenses and other liabilities	(2,700)	(3,020)
Our share of equity in LLCs, net	$6,387	$1,258

(a.)

Other assets and other liabilities as of both March 31, 2021 and December 31, 2020 include approximately $4.3 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of March 31, 2021, and December 31, 2020, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	3/31/2021	12/31/2020	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$-	$4,777	Repaid in Feb., 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	13,295	13,372	September, 2021
Brunswick Associates (3.64% fixed rate mortgage loan)	9,185	9,250	December, 2024
Grayson Properties II (3.70% fixed rate construction loan) (d.)	12,416	12,336	June, 2025
	$34,896	$39,735
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

Upon maturity in February, 2021 this LP paid off this mortgage loan utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(c.)	This loan is scheduled to mature within the next twelve months, at which time the entity intends to refinance pursuant to a new mortgage loan.
(d.)

This construction loan has a maximum commitment of $13.1 million and requires interest on the outstanding principal balance to be paid on a monthly basis through December 1, 2022.  Monthly principal and interest payments are scheduled to commence on January 1, 2023.

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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

(7) Lease Accounting

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

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three months ended March 31, 2021 and 2020.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three month periods ended March 31, 2021 and 2020 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended
	March 31,
	2021	2020
UHS facilities:
Base rents	$5,146	$4,244
Bonus rents	1,695	1,380
Tenant reimbursements	291	257
Lease revenue - UHS facilities	$7,132	$5,881

Non-related parties:
Base rents	10,505	10,378
Tenant reimbursements	2,587	2,464
Lease revenue - Non-related parties	$13,092	$12,842

Disclosures Related to Certain Hospital Facilities:

Southwest Healthcare System, Inland Valley Campus:

As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $1.1 million of lease revenue during the three-month period ended March 31, 2021 ($662,000 in base rental and $454,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

Kindred Hospital Chicago Central:

The existing lease on Kindred Hospital Chicago Central, a 95-bed specialty hospital located in Chicago, Illinois, is scheduled to expire on December 31, 2021. The tenant of the facility has recently notified us that they do not intend to renew the lease upon its scheduled expiration. We have begun marketing this property to potential new tenants. However, should this property be vacant for an extended period of time, or should we experience a decrease in the lease rate on a future lease as compared to the current lease, or incur substantial renovation costs to make the property suitable for another operator/tenant, our future results of operations could be unfavorably impacted.  Pursuant to the terms of the lease, we earned approximately $390,000 of lease revenue during the three-month period ended March 31, 2021 and $1.6 million of lease revenue during the twelve-month period ended December 31, 2020.

Vacancies - Evansville, Indiana and Corpus Christi, Texas:

The leases on two hospital facilities, located in Evansville, Indiana, and Corpus Christi, Texas, expired on May 31, 2019 and June 1, 2019, respectively. The former tenant of the hospital located in Evansville, Indiana, entered into a short-term lease with us, which covered the period of June 1, 2019 through September 30, 2019. The hospital located in Evansville, Indiana, has remained vacant since September 30, 2019 and the hospital located in Corpus Christi, Texas, has remained vacant since June 1, 2019.

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

As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of March 31, 2021, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the three months ended March 31, 2021.

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2021, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

Borrowings made pursuant to the Revolving B Facility will bear interest, at our option, at one, two, three, or six months LIBOR plus an applicable margin ranging from 1.85% to 2.10% or at the Base Rate plus an applicable margin ranging from 0.85% to 1.10%.  The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%.  The initial applicable margin is 1.95% for LIBOR loans and 0.95% for Base Rate loans.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving B Facility of the Credit Agreement.  The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2021, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At March 31, 2021, we had $247.7 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $96.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2021. There are no compensating balance requirements. At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our revolving credit agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2021 and December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2021	December 31, 2020
Tangible net worth	> =$125,000	$147,654	$147,263
Total leverage	< 60%	45.3%	44.8%
Secured leverage	< 30%	8.5%	8.6%
Unencumbered leverage	< 60%	43.3%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,381	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,449	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,474	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,538	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,984	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,789	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,656	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,450	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	58,721
Less net financing fees	(447)
Plus net debt premium	129
Total mortgages notes payable, non-recourse to us, net	$58,403

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2021 had a combined fair value of approximately $61.6 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2021, the fair value of our interest rate swaps was a net liability of $467,000 which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the first quarter of 2021, we paid or accrued approximately $305,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps.  From inception of the swap agreements through March 31, 2021 we paid or accrued approximately $931,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.1 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of April 30, 2021, we have seventy-two real estate investments or commitments located in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care, and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•	fifty-seven medical/office buildings, including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

Due to COVID-19 restrictions and its impact on the economy, we may experience a decrease in prospective tenants which could unfavorably impact the volume of new leases, as well as the renewal rate of existing leases. The COVID-19 pandemic could also impact our indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic. We are not able to fully quantify the impact that these factors will have on our financial results during 2021, but developments related to the COVID-19 pandemic are likely to have a material adverse impact on our future financial results.

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

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 36% and 32% of our consolidated revenues for the three-month periods ended March 31, 2021 and 2020, respectively.  As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $1.1 million of lease revenue during the three-month period ended March 31, 2021 ($662,000 in base rental and $454,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

•

In addition, we cannot assure you that subsidiaries of UHS will renew the leases on our three acute care hospitals (two of which are scheduled to expire in December, 2021 and one of which is scheduled to expire in December, 2026) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs and do not enter into the substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities and the notice provide by Kindred Healthcare, lessee of one of our other specialty hospitals that they do not intend to renew the lease on its facility which expires on December 31, 2021.

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 36% and 32% of our consolidated revenues during the three-month periods ended March 31, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

A worsening of the economic and employment conditions in the United States would likely materially affect the business of our operators, including UHS, which would likely unfavorably impact our future bonus rentals (on the UHS hospital facilities) and may potentially have a negative impact on the future lease renewal terms and the underlying value of the hospital properties.

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

•

Pending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the Budget Control Act of 2011. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules: (i) enabling the formation of association health plans that would be exempt from certain ACA requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies had led to reduced Exchange enrollment in 2018, 2019 and 2020, and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which ACA provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. In a February 10, 2021 letter to the Supreme Court, the Department of Justice reversed its earlier position and stated its position that the ACA is constitutional.  The ACA will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the ACA could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are ultimately found to be unconstitutional, it could have a material adverse effect on the business, financial condition and results of operations of the operators of our properties, and, thus, our business.

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

•

Changes in, or inadvertent violations of, tax laws and regulations and other factors that can affect REITs and our status as a REIT, including possible future changes to federal tax laws that could materially impact our ability to defer gains on divestitures through like-kind property exchanges.

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

Results of Operations

During the three-month period ended March 31, 2021, net income was $5.6 million, as compared to $4.6 million during the first quarter of 2020.  The $1.0 million increase was attributable to:

•	$315,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS;
•

$176,000 increase resulting from a decrease in interest expense, primarily due to a decrease in our average cost of borrowings under our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and;

•

$541,000 of other combined net increases including an aggregate net increase in income generated at various properties, including the income recorded in connection with the newly constructed and recently completed Clive Behavioral Health facility.

Total revenues increased $1.5 million, or 7.8% during the three-month period ended March 31, 2021, as compared to the comparable quarter of 2020. The net increase was due primarily to the revenue recorded in connection with the newly constructed Clive Behavioral Health facility located in Clive, Iowa, that was completed in December, 2020, and the $315,000 increase in bonus rental revenues.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities, which totaled $4.8 million and $4.7 million for the three-month periods ended March 31, 2021 and 2020, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three months ended March 31, 2021 and 2020, is $164,000 and $196,000, respectively, of aggregate operating expenses related to two vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

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

Below is a reconciliation of our reported net income to FFO for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$5,586	$4,554
Depreciation and amortization expense on consolidated investments	6,787	6,380
Depreciation and amortization expense on unconsolidated affiliates	362	286
Funds From Operations	$12,735	$11,220
Weighted average number of shares outstanding - Diluted	13,771	13,758
Funds From Operations per diluted share	$0.92	$0.82

Our FFO increased $1.5 million, or $.10 per diluted share, during the first quarter of 2021, as compared to the first quarter of 2020.  The net increase was primarily due to: (i) a favorable impact of $315,000, or $.02 per diluted share, related to an increase in bonus rental earned on the three acute care hospital facilities leased to subsidiaries of UHS; (ii) a favorable impact of $176,000, or $.01 per diluted share, resulting from a decrease in interest expense, resulting primarily from a decrease in our average cost of borrowings pursuant to our revolving credit agreement, partially offset by an increase in our average outstanding borrowings, and; (iii) other combined net increases of $1.0 million, or $.07 per diluted share, including a net aggregate increase in income generated at various properties, as discussed above, as well as an increase in depreciation and amortization expense recorded in connection with the newly constructed and recently completed Clive Behavioral Health facility.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.1 million and $2.3 million during the three-month periods ended March 31, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revolving credit agreement	$967	$1,623
Mortgage interest	635	658
Interest rate swaps expense/(income), net (a.)	309	(51)
Amortization of financing fees	216	157
Amortization of fair value of debt	(13)	(13)
Capitalized interest on major projects	-	(65)
Other interest	19	-
Interest expense, net	$2,133	$2,309

(a.)	Represents net interest paid by us / (to us) by the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense decreased by $176,000 during the three-month period ended March 31, 2021, as compared to the comparable period of 2020, due primarily to: (i) a $656,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.3% during the three months ended March 31, 2021 as compared to 2.8% in the comparable quarter of 2020), partially offset by an increase in our average outstanding borrowings ($239.2 million during the three months ended March 31, 2021 as compared to $213.2 million in the comparable 2020 quarter); (ii) a $360,000 net increase in interest rate swap expense during the first quarter of 2021 as compared to the first quarter of 2020; (iii) a $65,000 increase in interest expense due to a decrease in capitalized interest on major projects (both newly constructed facilities were completed in December, 2020), and; (iv) $55,000 of other combined net increases in interest expense.

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

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $11.3 million during the three-month period ended March 31, 2021 as compared to $10.1 million during the comparable period of 2020. The $1.1 million net increase was attributable to:

•

A favorable change of $1.5 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation), as discussed above;

•	an unfavorable change of $510,000 in lease receivable;
•	a favorable change of $234,000 in accrued expenses;
•	an unfavorable change of $461,000 in tenant reserves, deposits and deferred and prepaid rents, and;
•	other combined net favorable changes of $305,000, resulting primarily from the timing of prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $12.2 million during the first three months of 2021 as compared to $7.0 million during the first three months of 2020.

During the three-month period ended March 31, 2021 we funded: (i) $7.0 million in additions to real estate investments including construction costs related to a newly constructed, 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020 as well as tenant improvements at various MOBs; (ii) $3.5 million in a member loan to an unconsolidated LP; (iii) $200,000 deposit on a potential real estate asset, and; (iv) $1.5 million in equity investments in unconsolidated LLCs.

During the three-month period ended March 31, 2020, we funded: (i) $1.5 million in equity investments in unconsolidated LLCs, primarily related to the construction costs related to Texoma Medical Plaza II that was substantially completed in December, 2020, and; (ii) $5.5 million in additions to real estate investments including $4.1 million of construction costs related to the newly constructed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020  and tenant improvements at various MOBs.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2021, as compared to $3.6 million of cash used in financing activities during the three months ended March 31, 2020.

During the three-month period ended March 31, 2021, we paid: (i) $510,000 on mortgage notes payable that are non-recourse to us; (ii) $35,000 of financing costs related to the revolving credit agreement, and; (iii) $9.6 million of dividends. Additionally, during the three months ended March 31, 2021, we received: (i) $11.5 million of net borrowings on our revolving credit agreement, and; (ii) $56,000 of net cash from the issuance of shares of beneficial interest.

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

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first quarter of 2021. Since inception pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share which generated approximately $270,000 of net cash proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000).  Additionally, we paid or incurred approximately $507,000 in various fees and expenses related to the commencement of our ATM program.

Additional cash flow and dividends paid information for the three-month periods ended March 31, 2021 and 2020:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $11.3 million and $10.1 million during the three-month periods ended March 31, 2021 and 2020, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $9.6 million and $9.4 million during the three-month periods ended March 31, 2021 and 2020, respectively. During the first three months of 2021, the $11.3 million of net cash provided by operating activities was approximately $1.7 million greater than the $9.6 million of dividends paid during the first three months of 2021. During the first three months of 2020, the $10.1 million of net cash provided by operating activities was $713,000 greater than the $9.4 million of dividends paid during the first three months of 2020.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the three months ended March 31, 2021 and 2020.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing $350 million revolving credit agreement (which had $96.7 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of March 31, 2021); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

Borrowings made pursuant to the Revolving A Facility will bear interest, at our option, at one, two, three, or six-month LIBOR plus an applicable margin ranging from 1.10% to 1.35% or at the Base Rate plus an applicable margin ranging from 0.10% to 0.35%. The Credit Agreement defines “Base Rate” as the greater of: (a) the administrative agent’s prime rate; (b) the federal funds effective rate plus 1/2 of 1%, and; (c) one month LIBOR plus 1%.  A facility fee of 0.15% to 0.35% will be charged on the total commitment of the Revolving A Facility of the Credit Agreement. The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2021, the applicable margin over the LIBOR rate was 1.20%, the margin over the Base Rate was 0.20%, and the facility fee was 0.20%. The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods for the Revolving A Facility.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At March 31, 2021, the applicable margin over the LIBOR rate was 1.95%, the margin over the Base Rate was 0.95% and the facility fee was 0.20%.

At March 31, 2021, we had $247.7 million of outstanding borrowings and $5.6 million of letters of credit outstanding under our Credit Agreement.  We had $96.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of March 31, 2021. There are no compensating balance requirements.  At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our revolving credit agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the Credit Agreement. We are in compliance with all of the covenants at March 31, 2021 and December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement (dollar amounts in thousands):

	Covenant	March 31, 2021	December 31, 2020
Tangible net worth	> =$125,000	$147,654	$147,263
Total leverage	< 60%	45.3%	44.8%
Secured leverage	< 30%	8.5%	8.6%
Unencumbered leverage	< 60%	43.3%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of March 31, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan	$5,381	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,449	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,474	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,538	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,984	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,789	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,656	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,450	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	58,721
Less net financing fees	(447)
Plus net debt premium	129
Total mortgages notes payable, non-recourse to us, net	$58,403

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of March 31, 2021 had a combined fair value of approximately $61.6 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of March 31, 2021, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at March 31, 2021 totaled $5.6 million related to Grayson Properties II.  As of December 31, 2020 we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at December 31, 2020 totaled $5.6 million related to Grayson Properties II.

Acquisition and Divestiture Activity

There were no acquisitions or divestitures during the three-month periods ended March 31, 2021 or 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2021, except for the additional disclosure below.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2021, the fair value of our interest rate swaps was a net liability of $467,000 which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the first quarter of 2021, we paid or accrued approximately $305,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps.  From inception of the swap agreements through March 31, 2021 we paid or accrued approximately $931,000 in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.1 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of March 31, 2021, the fair value and carrying-value of our debt is approximately $309.2 million and $306.4 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.8 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of March 31, 2021, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$1,571	$12,197	$11,892	$13,550	$939	$18,572	$58,721
Average interest rates	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$247,650	$—	$—	$—	$—	$247,650
Average interest rates	—	1.3%	—	—	—	—	1.3%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$85,000	$—	$55,000	$140,000
Interest rates	—	—	—	1.320%	—	0.565%	1.070%
(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $247.7 million of outstanding borrowings under the terms of our $350 million revolving credit agreement.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of March 31, 2021 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.1 million.

Item 4. Controls and Procedures

As of March 31, 2021, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first three months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH REALTY INCOME TRUST

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a listing of risk factors to be considered by investors in our securities.  There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits

(a.)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)