Form 10-Q
period 2021-06-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2021-08-06
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of common shares of beneficial interest outstanding at July 31, 2021—13,783,464.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

As disclosed in this Quarterly Report, including in Note 2 to the condensed consolidated financial statements—Relationship with Universal Health Services, Inc. (“UHS”) and Related Party Transactions, a wholly-owned subsidiary of UHS (UHS of Delaware, Inc.) serves as our Advisor pursuant to the terms of an annually renewable Advisory Agreement dated December 24, 1986, and as amended and restated as of January 1, 2019. Our officers are all employees of UHS through its wholly-owned subsidiary, UHS of Delaware, Inc. In addition, three of our hospital facilities are leased to wholly-owned subsidiaries of UHS, one of our hospital facilities is leased to a joint venture between a wholly-owned subsidiary of UHS and a third party, and subsidiaries of UHS are tenants of nineteen medical office or general office buildings or free-standing emergency departments, that are either wholly or jointly-owned by us. Any reference to “UHS” or “UHS facilities” in this report is referring to Universal Health Services, Inc.’s subsidiaries, including UHS of Delaware, Inc.

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2021, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2021 and 2020

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Lease revenue - UHS facilities (a.)	$7,265	$5,981	$14,397	$11,862
Lease revenue - Non-related parties	13,117	12,843	26,209	25,685
Other revenue - UHS facilities	207	221	433	435
Other revenue - Non-related parties	287	236	536	506
	20,876	19,281	41,575	38,488
Expenses:
Depreciation and amortization	6,951	6,381	13,738	12,761
Advisory fees to UHS	1,089	1,027	2,151	2,043
Other operating expenses	5,903	5,576	11,505	10,959
	13,943	12,984	27,394	25,763
Income before equity in income of unconsolidated limited liability companies ("LLCs"), gain on sale and interest expense	6,933	6,297	14,181	12,725
Equity in income of unconsolidated LLCs	567	419	1,038	854
Gain on sale of real estate assets	1,304	-	1,304	-
Interest expense, net	(2,183)	(2,016)	(4,316)	(4,325)
Net income	$6,621	$4,700	$12,207	$9,254
Basic earnings per share	$0.48	$0.34	$0.89	$0.67
Diluted earnings per share	$0.48	$0.34	$0.89	$0.67

Weighted average number of shares outstanding - Basic	13,753	13,739	13,751	13,737
Weighted average number of shares outstanding - Diluted	13,776	13,761	13,773	13,759

(a.) Includes bonus rental on UHS acute-care hospital facilities of $1,648 and $1,417 for the three-month periods ended June 30, 2021 and 2020, respectively, and $3,343 and $2,797 for the six-month periods ended June 30, 2021 and 2020, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2021 and 2020

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$6,621	$4,700	$12,207	$9,254
Other comprehensive (loss)/gain:
Unrealized derivative (losses)/gains on cash flow hedges	(560)	(1,272)	2,788	(5,943)
Total other comprehensive (loss)/gain:	(560)	(1,272)	2,788	(5,943)
Total comprehensive income/(loss)	$6,061	$3,428	$14,995	$3,311

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$607,348	$605,292
Accumulated depreciation	(224,912)	(216,648)
	382,436	388,644
Land	56,947	55,157
Net Real Estate Investments	439,383	443,801
Investments in and advances to limited liability companies ("LLCs")	9,067	4,278
Other Assets:
Cash and cash equivalents	9,733	5,742
Lease and other receivables from UHS	3,966	3,199
Lease receivable - other	7,250	7,504
Intangible assets (net of accumulated amortization of $17.0 million and $19.5 million, respectively)	11,071	11,742
Right-of-use land assets, net	8,899	8,914
Deferred charges and other assets, net	7,277	8,829
Assets held for sale	7,396	-
Total Assets	$504,042	$494,009
Liabilities:
Line of credit borrowings	$258,200	$236,200
Mortgage notes payable, non-recourse to us, net	57,902	58,895
Accrued interest	342	351
Accrued expenses and other liabilities	12,133	19,802
Ground lease liabilities, net	8,899	8,914
Tenant reserves, deposits and deferred and prepaid rents	11,147	10,842
Liabilities of property held for sale	55	-
Total Liabilities	348,678	335,004
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2021 - 13,783,442; 2020 - 13,771,287	138	138
Capital in excess of par value	267,951	267,368
Cumulative net income	692,934	680,727
Cumulative dividends	(804,632)	(785,413)
Accumulated other comprehensive (loss)/income	(1,027)	(3,815)
Total Equity	155,364	159,005
Total Liabilities and Equity	$504,042	$494,009

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2021

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued, net	12	—	106	—	—	—	106
Repurchased			(16)				(16)
Restricted stock-based compensation expense	—	—	493	—	—	—	493
Dividends and dividend equivalents ($1.395/share)	—	—	—	—	(19,219)	—	(19,219)
Comprehensive income:
Net income	—	—	—	12,207	—	—	12,207
Unrealized net gain on cash flow hedges	—	—	—	—	—	2,788	2,788
Subtotal - comprehensive income				12,207		2,788	14,995
June 30, 2021	13,783	$138	$267,951	$692,934	$(804,632)	$(1,027)	$155,364

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended June 30, 2021

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

April 1, 2021	13,772	$138	$267,667	$686,313	$(794,984)	$(467)	$158,667
Shares of Beneficial Interest:
Issued, net	11	—	49	—	—	—	49
Repurchased			(16)				(16)
Restricted stock-based compensation expense	—	—	251	—	—	—	251
Dividends and dividend equivalents ($.70/share)	—	—	—	—	(9,648)	—	(9,648)
Comprehensive income:
Net income	—	—	—	6,621	—	—	6,621
Unrealized net loss on cash flow hedges	—	—	—	—	—	(560)	(560)
Subtotal - comprehensive income				6,621		(560)	6,061
June 30, 2021	13,783	$138	$267,951	$692,934	$(804,632)	$(1,027)	$155,364

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2020

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2020	13,757	$138	$266,723	$661,280	$(747,417)	$1,010	$181,734
Shares of Beneficial Interest:
Issued, net	13	—	(297)	—	—	—	(297)
Restricted stock-based compensation expense	—	—	417	—	—	—	417
Dividends ($1.375/share)	—	—	—	—	(18,925)	—	(18,925)
Comprehensive income:
Net income	—	—	—	9,254	—	—	9,254
Unrealized loss on cash flow hedges	—	—	—	—	—	(5,943)	(5,943)
Subtotal - comprehensive income				9,254		(5,943)	3,311
June 30, 2020	13,770	$138	$266,843	$670,534	$(766,342)	$(4,933)	$166,240

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,207	$9,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,738	12,761
Amortization related to above/below market leases, net	(92)	(93)
Amortization of debt premium	(25)	(27)
Amortization of deferred financing costs	433	329
Stock-based compensation expense	493	417
Gain on sale of real estate assets	(1,304)	-
Changes in assets and liabilities:
Lease receivable	(601)	226
Accrued expenses and other liabilities	(70)	107
Tenant reserves, deposits and deferred and prepaid rents	327	528
Accrued interest	(9)	(28)
Leasing costs paid	(570)	(387)
Other, net	869	118
Net cash provided by operating activities	25,396	23,205
Cash flows from investing activities:
Investments in LLCs	(1,544)	(3,204)
Cash distributions from LLCs	-	5,196
Advance made to LLC	(3,500)	-
Additions to real estate investments, net	(8,421)	(13,302)
Net cash paid for acquisition of property	(12,989)	-
Cash proceeds received from divestiture of property, net	3,209	-
Net cash used in investing activities	(23,245)	(11,310)
Cash flows from financing activities:
Net borrowings on line of credit	22,000	8,300
Repayments of mortgage notes payable	(1,028)	(907)
Financing costs paid	(41)	(362)
Dividends paid	(19,196)	(18,917)
Issuance of shares of beneficial interest, net	105	223
Net cash provided by/(used in) financing activities	1,840	(11,663)
Increase in cash and cash equivalents	3,991	232
Cash and cash equivalents, beginning of period	5,742	6,110
Cash and cash equivalents, end of period	$9,733	$6,342
Supplemental disclosures of cash flow information:
Interest paid	$3,919	$4,047
Invoices accrued for construction and improvements	$277	$2,071

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of June 30, 2021, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the three acute care hospital facilities leased to wholly-owned subsidiaries of UHS accounted for approximately 21% and 22% of our consolidated revenues for the three months ended June 30, 2021 and 2020, respectively, and approximately 21% and 22% of our consolidated revenues for the six months ended June 30, 2021 and 2020, respectively. In addition to these three UHS hospital facilities, one of our hospital facilities is leased to a joint venture between a subsidiary of UHS and a third party, and we have nineteen medical office buildings (“MOBs”), general office buildings or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us that include tenants which are subsidiaries or joint ventures of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 36% and 32% of our consolidated revenues during the three-month periods ended June 30, 2021 and 2020, respectively, and approximately 36% and 32% of our consolidated revenues during the six-month periods ended June 30, 2021 and 2021, respectively.

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

As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board, as well as the UHS Board of Directors, have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $2.2 million of lease revenue during the six-month period ended June 30, 2021 ($1.3 million in base rental and $892,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

In July, 2021, we entered into an agreement whereby we will purchase the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas.  The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. The transaction is expected to occur on or before August 31, 2021 and upon completion of the minority ownership purchase we will own 100% of LP.  A third-party appraisal will be completed to determine the fair value of the property.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million.  The building is 100% leased under the terms of a triple net lease by a wholly-owned subsidiary of UHS.  The initial lease is scheduled to expire on August 31, 2027 and has two five-year renewal options.  As discussed in Note 4, the acquisition of this office building is part of an anticipated series of planned tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

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

In late July 2019, Des Moines Medical Properties, LLC, a wholly-owned subsidiary of ours, entered into an agreement to build and lease a newly constructed UHS-related behavioral health care hospital located in Clive, Iowa.  The lease on this facility, which is triple net and has an initial term of 20 years with five 10-year renewal options, was executed with Clive Behavioral Health, LLC, a joint venture between a wholly-owned subsidiary of UHS and Catholic Health Initiatives - Iowa, Corp (“JV”). Construction of this hospital, for which we engaged a wholly-owned subsidiary of UHS to act as project manager for an aggregate fee of approximately $750,000, was substantially completed in December 2020 and the property received a temporary certificate of occupancy on December 31, 2020, at which time the hospital lease commenced. Pursuant to the lease on this facility, the JV has the option to, among other things, renew the lease at the terms specified in the lease agreement by providing notice to us at least 270 days prior to the termination of the then current term. The JV also has the right to purchase the leased facility from us at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the JV decline to exercise its purchase right). Additionally, the JV has rights of first offer to purchase the facility prior to any third-party sale.

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

We are the lessee on twelve ground leases with subsidiaries of UHS (for consolidated and unconsolidated investments). The remaining lease terms on the ground leases with subsidiaries of UHS range from approximately 28 years to approximately 78 years.  The annual aggregate lease payments on these properties are estimated to be approximately $508,000 during each of the years ended 2021 through 2025, and an aggregate of $29.0 million thereafter. See Note 7 for additional lease accounting disclosure.

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of June 30, 2021 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and six months ended June 30, 2021 and 2020, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2021, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, and were based upon average invested real estate assets of $623 million and $587 million, respectively. Advisory fees incurred and paid (or payable) to UHS were approximately $2.2 million and $2.0 million for the six months ended June 30, 2021 and 2020, and were based upon average invested real estate assets of $615 million and $584 million, respectively.

Share Ownership: As of June 30, 2021 and December 31, 2020, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 36% and 32% of our consolidated revenues during the three-month periods ended June 30, 2021 and 2020, respectively, and 36% and 32% of our consolidated revenues during the six-month periods ended June 30, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the second quarter of 2021, we declared and paid dividends of approximately $9.6 million, or $.70 per share. We declared and paid dividends of approximately $9.5 million, or $.69 per share, during the second quarter of 2020.  During the six-month period ended June 30, 2021 we declared and paid dividends of approximately $19.2 million, or $1.395 per share.  During the six-month period ended June 30, 2020, we declared and paid dividends of approximately $18.9 million, or $1.375 per share. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first six months of 2021 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first six months of 2021.  Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of June 30, 2021, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

During the second quarter of 2021, we completed two transactions as described below utilizing qualified third-party intermediaries, and in July, 2021, we entered into a tentative agreement with a non-related party as described below, as part of a series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Subsequent to June 30, 2021:

Planned Divestiture

In July, 2021, we entered into an agreement with a non-related party whereby we agreed to sell the Auburn Medical Office Building II, a multi-tenant MOB located in Auburn, Washington. The potential buyer of the property has the right to terminate the agreement for any reason until August 19, 2021, or later if extended subject to certain conditions. Therefore, we can provide no assurance that this transaction will be completed.  The closing date on the sale of the property is scheduled to occur no later than November 1, 2021. The assets and liabilities related to this property are included in “Assets held for sale” or “Liabilities of property held for sale” on our consolidated balance sheet as of June 30, 2021.

Terminated Planned Divestiture

As previously announced on July 26, 2021, we had also entered into an agreement (in July, 2021) to sell a former sub-acute hospital located in Corpus Christi, Texas that has been vacant since June, 2019.  Pursuant to the terms of the agreement, on July 30, 2021, the potential buyer of the property exercised their right to terminate the agreement. We continue to market this property for sale or lease.

Six Months Ended June 30, 2021:

Acquisition:

In May, 2021, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million.   The building, which has approximately 44,000 rentable square feet, is 100% leased under the terms of a triple net lease with a wholly-owned subsidiary of UHS.  The lease on this building is scheduled to expire on August 31, 2027 and has two five-year renewal options.

Divestitures:

In June, 2021, we sold the Children’s Clinic at Springdale, a medical office building located in Springdale, AR for a sale price of approximately $3.2 million, net of closing costs. This divestiture resulted in a gain of approximately $1.3 million which is included in our consolidated statement of income for the three and six-month periods ended June 30, 2021.

Six Months Ended June 30, 2020:

Acquisitions:

There were no acquisitions during the first six months of 2020.

Divestitures:

There were no dispositions during the first six months of 2020.

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

At June 30, 2021, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. We account for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

The following property table represents the five LLCs/LPs in which we own a non-controlling interest and were accounted for under the equity method as of June 30, 2021:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $9.1 million, which is non-recourse to us, outstanding as of June 30, 2021.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS. This LP has a third-party term loan of $13.2 million, which is non-recourse to us, outstanding as of June 30, 2021. Subsequent to June 30, 2021, we entered into an agreement whereby we plan to purchase the 5% minority interest in this LP from the third-party minority ownership partner.  The transaction is expected to be completed on or before August 31, 2021 and upon completion of the minority ownership purchase we will own 100% of LP, as discussed below.

(c.)

During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction of this MOB, which is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS, was substantially completed in December 2020. We have committed to invest up to $4.8 million in equity and debt financing, none of which has been funded as of June 30, 2021. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $13.1 million as of June 30, 2021.

(e.)	The LLC is the lessee with a third-party lessor under a ground lease for land.
(f.)	These LPs are the lessees with UHS-related parties for the land related to these properties.

Below are the condensed combined statements of income (unaudited) for the five LLCs/LPs accounted for under the equity method at June 30, 2021 and the four LLCs/LPs accounted for under the equity method as June 30, 2020 (the 2020 periods do not include the newly constructed MOB that was substantially completed in December, 2020).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,849	$2,497	$5,637	$5,013
Operating expenses	1,065	1,019	2,172	2,047
Depreciation and amortization	536	447	1,057	889
Interest, net	441	316	872	634
Net income	$807	$715	$1,536	$1,443
Our share of net income	$567	$419	$1,038	$854

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs that were accounted for under the equity method as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(amounts in thousands)
Net property, including construction in progress	$41,620	$42,374
Other assets (a.)	8,830	8,818
Total assets	$50,450	$51,192

Other liabilities (a.)	$6,277	$9,402
Mortgage notes payable, non-recourse to us	35,416	39,735
Advances payable to us (b.)	3,500	-
Equity	5,257	2,055
Total liabilities and equity	$50,450	$51,192

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$9,067	$4,278
Amounts included in accrued expenses and other liabilities	(2,560)	(3,020)
Our share of equity in LLCs, net	$6,507	$1,258

(a.)

Other assets and other liabilities as of both June 30, 2021 and December 31, 2020 include approximately $4.3 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of June 30, 2021, and December 31, 2020, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	6/30/2021	12/31/2020	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$-	$4,777	February, 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	13,220	13,372	September, 2021
Grayson Properties II (3.70% fixed rate construction loan) (d.)	13,075	12,336	June, 2025
Brunswick Associates (2.80% fixed rate mortgage loan)	9,121	9,250	December, 2030
	$35,416	$39,735
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

Upon maturity in February 2021 this LP paid off this mortgage loan utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

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

The minority partner in Grayson Properties, LP, as the Offering Member, made an offer to sell its entire 5% ownership interest to us at a stipulated price, and we agreed to purchase the ownership interest at the stipulated price. Grayson Properties, LP owns the Texoma Medical Plaza, an MOB located in Denison, Texas. The transaction is expected to be completed on or before August 31, 2021 and upon completion of the minority ownership purchase we will own 100% of LP. A third-party appraisal will be completed to determine the fair value of the property.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.

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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

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

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and six month periods ended June 30, 2021 and 2020 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
UHS facilities:
Base rents	$5,283	$4,294	$10,429	$8,538
Bonus rents	1,648	1,417	3,343	2,797
Tenant reimbursements	334	270	625	527
Lease revenue - UHS facilities	$7,265	$5,981	$14,397	$11,862

Non-related parties:
Base rents	10,499	10,387	21,004	20,765
Tenant reimbursements	2,618	2,456	5,205	4,920
Lease revenue - Non-related parties	$13,117	$12,843	$26,209	$25,685

Disclosures Related to Certain Facilities:

Southwest Healthcare System, Inland Valley Campus:

As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board, as well as the UHS Board of Directors, have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $2.2 million of lease revenue during the six-month period ended June 30, 2021 ($1.3 million in base rental and $892,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

PeaceHealth Medical Clinic:

The existing lease on the PeaceHealth Medical Clinic, an MOB located in Bellingham, Washington was scheduled to expire on December 31, 2021.  In July, 2021, the lease was renewed for an additional seven year term, extending the scheduled expiration date to January 31, 2029.  The tenant also has two additional five-year renewal terms.  Additionally, the tenant has the right of first offer to purchase the property if the property is marketed by us; and the tenant has an option to purchase the property at the end of the lease term at the then fair market value.  Pursuant to the terms of the lease on the PeaceHealth Medical Clinic, we earned $1.4 million of lease revenue during the six-month period ended June 30, 2021 and $2.8 million of lease revenue during the year ended December 31, 2020.

Kindred Hospital Chicago Central:

As previously disclosed, the existing lease on Kindred Hospital Chicago Central, a 95-bed specialty hospital located in Chicago, Illinois, is scheduled to expire on December 31, 2021. The tenant of the facility notified us that they do not intend to renew the lease upon its scheduled expiration. We have begun marketing this property to potential new tenants. However, should this property be vacant for an extended period of time, or should we experience a decrease in the lease rate on a future lease as compared to the current lease, or incur substantial renovation costs to make the property suitable for another operator/tenant, our future results of operations could be unfavorably impacted.  Pursuant to the terms of the lease, we earned approximately $780,000 of lease revenue during the six-month period ended June 30, 2021 and $1.6 million of lease revenue during the twelve-month period ended December 31, 2020.

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

 As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similar to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of June 30, 2021, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the six months ended June 30, 2021.

(8) Debt and Financial Instruments

Debt:

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On July 2, 2021, we entered into an amended and restated revolving credit agreement (“Credit Agreement”) to amend and restate the previously existing $350 million credit agreement, as amended and dated June 5, 2020 (“Prior Credit Agreement”). Among other things, under the Credit Agreement, our aggregate revolving credit commitment was increased to $375 million from $350 million.  The Credit Agreement, which is scheduled to mature on July 2, 2025, provides for a revolving credit facility in an aggregate principal amount of $375 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  Under the terms of the Credit Agreement, we may request that the revolving line of credit be increased by up to an additional $50 million. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at either LIBOR (for one, three, or six months) or the Base Rate, plus in either case, a specified margin depending on our ratio of debt to total capital, as determined by the formula set forth in the Credit Agreement. The applicable margin ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin is 1.25% for LIBOR loans and 0.25% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%. The Trust will also pay a quarterly commitment fee ranging from 0.15% to 0.35% (depending on the Trust’s ratio of debt to asset value) of the average daily unused portion of the revolving credit commitments.  The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At June 30, 2021, we had $258.2 million of outstanding borrowings and $5.1 million of letters of credit outstanding under our Prior Credit Agreement that was in effect at June 30, 2021.  We had $86.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2021. There are no compensating balance requirements. At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our Prior Credit Agreement and $108.2 million of available borrowing capacity.

The Prior Credit Agreement contained and the Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. In addition, the Prior Credit Agreements contained and the Credit Agreement contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under both Credit Agreements. We were in compliance with all of the covenants in the Prior Credit Agreement at June 30, 2021 and December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Prior Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2021	December 31, 2020
Tangible net worth	> =$125,000	$144,293	$147,263
Total leverage	< 60%	46.0%	44.8%
Secured leverage	< 30%	8.2%	8.6%
Unencumbered leverage	< 60%	43.2%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,325	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,394	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,434	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,498	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,925	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,642	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,593	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,392	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	58,203
Less net financing fees	(417)
Plus net debt premium	116
Total mortgages notes payable, non-recourse to us, net	$57,902

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2021 had a combined fair value of approximately $61.1 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2021, the fair value of our interest rate swaps was a net liability of $1.0 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the second quarter of 2021, we paid or accrued approximately $316,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2021, we paid or accrued approximately $621,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2021 we paid or accrued approximately $1.2 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.4 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of July 31, 2021, we have seventy-two real estate investments or commitments located in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care, and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•	fifty-seven medical or general office buildings, including five owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

Forward Looking Statements and Certain Risk Factors

You should carefully review all of the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks described elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 in Item 1A Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the American Rescue Plan Act of 2021 (“ARPA”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic.  There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA.

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 36% and 32% of our consolidated revenues for the three-month periods ended June 30, 2021 and 2020, respectively and approximately 36% and 32% of our consolidated revenues for the six-month periods ended June 30, 2021 and 2020, respectively.  As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of the Board, as well as the UHS Board of Directors, have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $2.2 million of lease revenue during the six-month period ended June 30, 2021 ($1.3 million in base rental and $892,000 in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

•

In addition, we cannot assure you that subsidiaries of UHS will renew the leases on the McAllen Medical Center acute care hospital (scheduled to expire in December, 2026), the Wellington Regional Medical Center acute care hospital (scheduled to expire in December, 2021) and two FEDs at existing lease rates or fair market value lease rates. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs and do not enter into the substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to a potential transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

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
•

Lost revenues resulting from the exercise of purchase options, lease expirations and renewals and other transactions (see Note 7 to the condensed consolidated financial statements – Lease Accounting for additional disclosure related to lease expirations and subsequent vacancies that occurred during the second and third quarters of 2019 on two hospital facilities and the notice provided by Kindred Healthcare, lessee of one of our other specialty hospitals that they do not intend to renew the lease on its facility which expires on December 31, 2021).

•

Potential unfavorable tax consequences and reduced income resulting from an inability to complete, within the statutory timeframes, our anticipated tax deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, as described in Note 4 to the condensed consolidated financial statements – Acquisitions and Divestitures.

•	Our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund future growth of our business.
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 36% and 32% of our consolidated revenues during the three-month periods ended June 30, 2021 and 2020, respectively, and 36% and 32% of our consolidated revenues during the six-month period ended June 30, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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
•

The Budget Control Act of 2011 imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the Budget Control Act of 2011. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  We also cannot predict the effect these enactments will have on the operators of our properties (including UHS), and thus, our business.

•

An increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “ACA”). President Biden is expected to undertake executive actions that will strengthen the ACA and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules: (i) enabling the formation of association health plans that would be exempt from certain ACA requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies had led to reduced Exchange enrollment in 2018, 2019 and 2020, and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional. That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the ACA individual mandate as unconstitutional. The case was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims.  As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future.

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

•

Our ownership interest in five LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.  Please see Note 5 to the condensed consolidated financial statements – Summarized Financial Information of Equity Affiliates for additional disclosure related to an agreement and anticipated transaction between us and the minority partner in Grayson Properties, LP.

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

Results of Operations

During the three-month period ended June 30, 2021, net income was $6.6 million, as compared to $4.7 million during the second quarter of 2020.  The $1.9 million increase was attributable to:

•	$1.3 million increase resulting from the gain recorded during the second quarter of 2021 related to the sale of the Children’s Clinic at Springdale;
•

$554,000 of other combined net increases including an aggregate net increase in income generated at various properties, including the income recorded in connection with the newly constructed and recently completed Clive Behavioral Health facility;

•	$230,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS, and;
•

$167,000 decrease resulting from an increase in interest expense, primarily due to an increase in our average outstanding borrowings, partially offset by a decrease in our average cost of borrowings under our revolving credit agreement.

During the six-month period ended June 30, 2021, net income was $12.2 million, as compared to $9.3 million during the six-month period of 2020.  The $3.0 million increase was attributable to:

•	$1.3 million increase resulting from the gain recorded during the second quarter of 2021 related to the sale of the Children’s Clinic at Springdale;
•

$1.1 million combined net increase resulting from an aggregate net increase in income generated at various properties, including the income recorded in connection with the newly constructed Clive Behavioral Health facility, and;

•	$546,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS;

Total revenues increased $1.6 million, or 8.3%, during the three-month period ended June 30, 2021, as compared to the second quarter of 2020, and increased $3.1 million, or 8.0%, during the six-month period ended June 30, 2021, as compared to the comparable period of 2020.  In addition to the increased revenues generated at various properties, the increases in each period of 2021, as compared to 2020, resulted primarily from the revenue recorded in connection with the Clive Behavioral Health facility located in Clive, Iowa, which was completed in December, 2020, and increased bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities, which totaled $5.0 million and $4.7 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $9.8 million and $9.4 million for the six-month periods ended June 30, 2021 and 2020, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three months ended June 30, 2021 and 2020, is $182,000 and $183,000, respectively, and $346,000 and $381,000 for the six months ended June 30, 2021 and 2020, respectively, of aggregate operating expenses related to two vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

Funds from operations (“FFO”) is a widely recognized measure of performance for Real Estate Investment Trusts (“REITs”). We believe that FFO and FFO per diluted share, which are non-GAAP financial measures, are helpful to our investors as measures of our operating performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we interpret the definition. FFO adjusts for the effects of gains, such as gains on transactions during the periods presented.  To the extent a REIT recognizes a gain or loss with respect to the sale of incidental assets, the REIT has the option to exclude or include such gains and losses in the calculation of FFO.  We have opted to exclude gains and losses from sales of incidental assets in our calculation of FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income determined in accordance with GAAP. In addition, FFO should not be used as: (i) an indication of our financial performance determined in accordance with GAAP; (ii) an alternative to cash flow from operating activities determined in accordance with GAAP; (iii) a measure of our liquidity, or; (iv) an indicator of funds available for our cash needs, including our ability to make cash distributions to shareholders.

Below is a reconciliation of our reported net income to FFO for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,621	$4,700	$12,207	$9,254
Depreciation and amortization expense on consolidated Investments	6,951	6,381	13,738	12,761
Depreciation and amortization expense on unconsolidated Affiliates	374	293	736	579
Gain on sale of real estate assets	(1,304)	-	(1,304)	-
Funds From Operations	$12,642	$11,374	$25,377	$22,594
Weighted average number of shares outstanding - Diluted	13,776	13,761	13,773	13,759
Funds From Operations per diluted share	$0.92	$0.83	$1.84	$1.64

Our FFO increased $1.3 million, or $.09 per diluted share, during the second quarter of 2021, as compared to the second quarter of 2020.  The net increase was primarily due to: (i) the increase in net income of $1.9 million, or $.14 per diluted share, as discussed above; (ii) a $651,000, or $.04 per diluted share, increase in depreciation and amortization expense on consolidated investments and unconsolidated affiliates, due primarily to the depreciation expense recorded on the Clive Behavioral Health facility which was completed in December, 2020, partially offset by the reduction for; (iii) the $1.3 million, or $.09 per diluted share, gain recorded during the second quarter of 2021 related to the sale of Children’s Clinic at Springdale, since we have historically excluded such gains on the sale of incidental assets from our calculation of FFO.

Our FFO increased $2.8 million, or $.20 per diluted share, during the first six months of 2021, as compared to the first six months of 2020.  The net increase was primarily due to: (i) the increase in net income of $3.0 million, or $.22 per diluted share, as discussed above; (ii) a $1.1 million, or $.08 per diluted share, increase in depreciation and amortization expense on consolidated investments and unconsolidated affiliates, due primarily to the depreciation expense recorded on the Clive Behavioral Health facility which was completed in December, 2020, partially offset by the reduction for; (iii) the $1.3 million, or $.10 per diluted share, gain recorded during the first six months of 2021 related to the sale of Children’s Clinic at Springdale, since we have historically excluded such gains on the on sale of incidental assets from our calculation of FFO.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.2 million and $2.0 million during the three-month periods ended June 30, 2021 and 2020, respectively and $4.3 million during each of the six-month periods ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revolving credit agreement	$1,029	$1,075	$1,996	$2,698
Mortgage interest	629	654	1,264	1,312
Interest rate swaps expense/(income), net (a.)	320	182	629	131
Amortization of financing fees	216	172	432	329
Amortization of fair value of debt	(13)	(13)	(26)	(26)
Capitalized interest on major projects	-	(61)	-	(126)
Other interest	2	7	21	7
Interest expense, net	$2,183	$2,016	$4,316	$4,325

(a.)	Represents net interest paid by us/(to us) by the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense increased by $167,000 during the three-month period ended June 30, 2021, as compared to the comparable period of 2020, due primarily to: (i) a $46,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.3% during the three months ended June 30, 2021 as compared to 1.7% in the comparable quarter of 2020), partially offset by an increase in our average outstanding borrowings ($248.2 million during the three months ended June 30, 2021 as compared to $215.5 million in the comparable 2020 quarter); (ii) a $138,000 net increase in interest rate swap expense during the second quarter of 2021 as compared to the second quarter of 2020; (iii) a $61,000 increase in interest expense due to a decrease in capitalized interest on major projects (both newly constructed facilities were substantially completed in December, 2020), and; (iv) $14,000 of other combined net increases in interest expense.

Interest expense decreased slightly by $9,000 during the six-month period ended June 30, 2021 as compared to the comparable period of 2020, due primarily to: (i) a $702,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings pursuant to our revolving credit agreement (1.3% during the six months ended June 30, 2021 as compared to 2.2% during the comparable six month period of 2020), partially offset by an increase in our average outstanding borrowings ($243.7 million during the six-month period ended June 30, 2021 as compared to $214.4 million in the comparable 2020 six-month period); (ii) a $498,000 net increase in interest rate swap expense during the six months ended June 30, 2021 as compared to the comparable period in 2020; (iii) a $126,000 increase in interest expense due to a decrease in capitalized interest on major projects (both newly constructed facilities were substantially completed in December, 2020); (iv) a $103,000 increase in interest expense resulting from increased amortization of financing fees during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, and; (v)  $34,000 of other combined net decreases in interest expense.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including Southwest Healthcare System, Inland Valley Campus; Evansville, Indiana; Corpus Christi, Texas; PeaceHealth Medical Clinic, and; Kindred Hospital Chicago Central.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $25.4 million during the six-month period ended June 30, 2021 as compared to $23.2 million during the comparable period of 2020. The $2.2 million net increase was attributable to:

•

a favorable change of $2.8 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gain on sale of real estate assets), as discussed above;

•	an unfavorable change of $827,000 in lease receivable;
•	an unfavorable change of $201,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $183,000 in leasing costs paid, and;
•	other combined net favorable changes of $593,000, resulting primarily from the timing of prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $23.2 million during the first six months of 2021 as compared to $11.3 million during the first six months of 2020.

During the six-month period ended June 30, 2021 we funded: (i) $13.0 million, including transaction costs, on the acquisition of the Fire Mesa office building in May, 2021, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Dispositions; (ii) $8.4 million in additions to real estate investments including construction costs related to the 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020, as well as tenant improvements at various MOBs; (iii) a $3.5 million member loan to an unconsolidated LP, and; (iv) $1.5 million in equity investments in unconsolidated LLCs. In addition, during the six-months ended June 30, 2021, we received approximately $3.2 million of net cash proceeds from the sale of the Children’s Clinic of Springdale as discussed in Note 4 to the consolidated financial statements–Acquisitions and Dispositions.

During the six-month period ended June 30, 2020 we funded: (i) $13.3 million in additions to real estate investments including $10.1 million of construction costs related to Clive Behavioral Health facility, and tenant improvements at various MOBs, and; (ii) $3.2 million in equity investments in unconsolidated LLCs. In addition, during the six-months ended June 30, 2020, we received $5.2 million of cash distributions from our unconsolidated LLCs, consisting of proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $1.8 million during the six months ended June 30, 2021, as compared to $11.7 million of cash used in financing activities during the six months ended June 30, 2020.

During the six-month period ended June 30, 2021, we paid: (i) $1.0 million on mortgage notes payable that are non-recourse to us; (ii) $41,000 of financing costs related to the revolving credit agreement, and; (iii) $19.2 million of dividends. Additionally, during the six months ended June 30, 2021, we received: (i) $22.0 million of net borrowings on our revolving credit agreement, and; (ii) $105,000 of net cash from the issuance of shares of beneficial interest.

During the six-month period ended June 30, 2020, we paid: (i) $907,000 on mortgage notes payable that are non-recourse to us; (ii) $362,000 of financing costs related to the revolving credit agreement, including amendment fees incurred during the second quarter of 2020, and; (iii) $18.9 million of dividends.  Additionally, during the six months ended June 30, 2020, we received: (i) $8.3 million of net borrowings on our revolving credit agreement, and; (ii) $223,000 of net cash from the issuance of shares of beneficial interest.

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first six months of 2021. Since inception pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share which generated approximately $270,000 of net cash proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000).  Additionally, we paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

Additional cash flow and dividends paid information for the six-month periods ended June 30, 2021 and 2020:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $25.4 million and $23.2 million during the six-month periods ended June 30, 2021 and 2020, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as the gain on sale of real estate assets are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $19.2 million and $18.9 million during the six-month periods ended June 30, 2021 and 2020, respectively. During the first six months of 2021, the $25.4 million of net cash provided by operating activities was approximately $6.2 million greater than the $19.2 million of dividends paid during the first six months of 2021. During the first six months of 2020, the $23.2 million of net cash provided by operating activities was $4.3 million greater than the $18.9 million of dividends paid during the first six months of 2020.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the six months ended June 30, 2021 and 2020.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $350 million revolving credit agreement in place at June 30, 2021 (which had $86.7 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of June 30, 2021 prior to the July 2, 2021 amendment and restatement of the credit agreement, which increased the borrowing capacity to $375 million from $350 million); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

Credit facilities and mortgage debt

Management routinely monitors and analyzes the Trust’s capital structure in an effort to maintain the targeted balance among capital resources including the level of borrowings pursuant to our revolving credit facility, the level of borrowings pursuant to non-recourse mortgage debt secured by the real property of our properties and our level of equity including consideration of additional equity issuances pursuant to our ATM equity issuance program.  This ongoing analysis considers factors such as the current debt market and interest rate environment, the current/projected occupancy and financial performance of our properties, the current loan-to-value ratio of our properties, the Trust’s current stock price, the capital resources required for anticipated acquisitions and the expected capital to be generated by anticipated divestitures. This analysis, together with consideration of the Trust’s current balance of revolving credit agreement borrowings, non-recourse mortgage borrowings and equity, assists management in deciding which capital resource to utilize when events such as refinancing of specific debt components occur or additional funds are required to finance the Trust’s growth.

On July 2, 2021, we entered into an amended and restated revolving credit agreement (“Credit Agreement”) to amend and restate the previously existing $350 million credit agreement, as amended and dated June 5, 2020 (“Prior Credit Agreement”). Among other things, under the Credit Agreement, our aggregate revolving credit commitment was increased to $375 million from $350 million.  The Credit Agreement, which is scheduled to mature on July 2, 2025, provides for a revolving credit facility in an aggregate principal amount of $375 million, including a $40 million sublimit for letters of credit and a $30 million sublimit for swingline/short-term loans.  Under the terms of the Credit Agreement, we may request that the revolving line of credit be increased by up to an additional $50 million. Borrowings under the new facility are guaranteed by certain subsidiaries of the Trust. In addition, borrowings under the new facility are secured by first priority security interests in and liens on all equity interests in most of the Trust’s wholly-owned subsidiaries.

Borrowings under the Credit Agreement will bear interest annually at a rate equal to, at our option, at either LIBOR (for one, three, or six months) or the Base Rate, plus in either case, a specified margin depending on our ratio of debt to total capital, as determined by the formula set forth in the Credit Agreement. The applicable margin ranges from 1.10% to 1.35% for LIBOR loans and 0.10% to 0.35% for Base Rate loans. The initial applicable margin is 1.25% for LIBOR loans and 0.25% for Base Rate loans. The Credit Agreement defines “Base Rate” as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 1/2 of 1% and (c) one month LIBOR plus 1%. The Trust will also pay a quarterly commitment fee ranging from 0.15% to 0.35% (depending on the Trust’s ratio of debt to asset value) of the average daily unused portion of the revolving credit commitments.  The Credit Agreement also provides for options to extend the maturity date and borrowing availability for two additional six-month periods.

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At June 30, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At June 30, 2021, we had $258.2 million of outstanding borrowings and $5.1 million of letters of credit outstanding under our Prior Credit Agreement that was in effect at June 30, 2021.  We had $86.7 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of June 30, 2021. There are no compensating balance requirements.  At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our Prior Credit Agreement and $108.2 million of available borrowing capacity.

The Prior Credit Agreement contained and the Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. In addition, the Prior Credit Agreements contained and the Credit Agreement contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under both Credit Agreements. We were in compliance with all of the covenants in the Prior Credit Agreement at June 30, 2021 and December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Prior Credit Agreement (dollar amounts in thousands):

	Covenant	June 30, 2021	December 31, 2020
Tangible net worth	> =$125,000	$144,293	$147,263
Total leverage	< 60%	46.0%	44.8%
Secured leverage	< 30%	8.2%	8.6%
Unencumbered leverage	< 60%	43.2%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of June 30, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,325	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,394	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,434	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,498	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,925	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,642	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,593	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,392	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	58,203
Less net financing fees	(417)
Plus net debt premium	116
Total mortgages notes payable, non-recourse to us, net	$57,902

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of June 30, 2021 had a combined fair value of approximately $61.1 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2021, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at June 30, 2021 totaled $5.1 million related to Grayson Properties II.  As of December 31, 2020 we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at December 31, 2020 totaled $5.6 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the quantitative and qualitative disclosures during the first six months of 2021, except for the additional disclosure below.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2021, the fair value of our interest rate swaps was a net liability of $1.0 million which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the second quarter of 2021, we paid or accrued approximately $316,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first six months of 2021, we paid or accrued approximately $621,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through June 30, 2021 we paid or accrued approximately $1.2 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.4 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of June 30, 2021, the fair value and carrying-value of our debt is approximately $319.3 million and $316.4 million, respectively. As of that date, the fair value exceeds the carrying-value by approximately $2.9 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of June 30, 2021, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$1,052	$12,197	$11,892	$13,551	$939	$18,572	$58,203
Average interest rates	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$258,200	$—	$—	$—	$—	$258,200
Average interest rates	—	1.3%	—	—	—	—	1.3%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$85,000	$—	$55,000	$140,000
Interest rates	—	—	—	1.320%	—	0.565%	1.070%

(a)	Consists of non-recourse mortgage notes payable.
(b)

Includes $258.2 million of outstanding borrowings under the terms of our $350 million previously existing revolving credit agreement (in place as of June 30, 2021), which was amended and restated on July 2, 2021 and has a new maturity date of July 2, 2025, as well as an increased borrowing capacity to $375 million.

(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of June 30, 2021 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.2 million.

Item 4. Controls and Procedures

As of June 30, 2021, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first six months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2021	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)