Form 10-Q
period 2021-09-30
UNIVERSAL HEALTH REALTY INCOME TRUST
filed 2021-11-08
CIK 798783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of common shares of beneficial interest outstanding at October 31, 2021—13,784,412.

UNIVERSAL HEALTH REALTY INCOME TRUST

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

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

In this Quarterly Report, the term “revenues” does not include the revenues of the unconsolidated limited liability companies (“LLCs”) in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2021, we had investments in five jointly-owned LLCs/LPs. We currently account for our share of the income/loss from these investments by the equity method (see Note 5 to the condensed consolidated financial statements included herein).

Part I. Financial Information

Item I. Financial Statements

Universal Health Realty Income Trust

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2021 and 2020

(amounts in thousands, except per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Lease revenue - UHS facilities (a.)	$7,574	$6,381	$21,971	$18,243
Lease revenue - Non-related parties	13,115	12,841	39,324	38,526
Other revenue - UHS facilities	236	232	669	667
Other revenue - Non-related parties	280	238	816	744
	21,205	19,692	62,780	58,180
Expenses:
Depreciation and amortization	6,813	6,399	20,551	19,160
Advisory fees to UHS	1,121	1,039	3,272	3,082
Other operating expenses	5,980	5,614	17,485	16,573
	13,914	13,052	41,308	38,815
Income before equity in income of unconsolidated limited liability companies ("LLCs"), gain on sale and interest expense	7,291	6,640	21,472	19,365
Equity in income of unconsolidated LLCs	303	517	1,341	1,371
Gain on sale of real estate assets	-	-	1,304	-
Interest expense, net	(2,250)	(1,964)	(6,566)	(6,289)
Net income	$5,344	$5,193	$17,551	$14,447
Basic earnings per share	$0.39	$0.38	$1.28	$1.05
Diluted earnings per share	$0.39	$0.38	$1.27	$1.05

Weighted average number of shares outstanding - Basic	13,762	13,748	13,755	13,741
Weighted average number of shares outstanding - Diluted	13,783	13,770	13,777	13,763

(a.) Includes bonus rental on UHS acute-care hospital facilities of $1,828 and $1,680 for the three-month periods ended September 30, 2021 and 2020, respectively, and $5,171 and $4,477 for the nine-month periods ended September 30, 2021 and 2020, respectively.

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2021 and 2020

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$5,344	$5,193	$17,551	$14,447
Other comprehensive (loss)/gain:
Unrealized derivative gains/(loss) on cash flow hedges	471	234	3,259	(5,709)
Total other comprehensive gains/(loss):	471	234	3,259	(5,709)
Total comprehensive income	$5,815	$5,427	$20,810	$8,738

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Balance Sheets

(amounts in thousands, except share information)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets:
Real Estate Investments:
Buildings and improvements and construction in progress	$610,338	$605,292
Accumulated depreciation	(230,827)	(216,648)
	379,511	388,644
Land	56,947	55,157
Net Real Estate Investments	436,458	443,801
Investments in and advances to limited liability companies ("LLCs")	23,123	4,278
Other Assets:
Cash and cash equivalents	9,347	5,742
Lease and other receivables from UHS	4,246	3,199
Lease receivable - other	6,841	7,504
Intangible assets (net of accumulated amortization of $17.7 million and $19.5 million, respectively)	10,392	11,742
Right-of-use land assets, net	8,891	8,914
Deferred charges and other assets, net	11,012	8,829
Assets of property held for sale	7,371	-
Total Assets	$517,681	$494,009
Liabilities:
Line of credit borrowings	$276,800	$236,200
Mortgage notes payable, non-recourse to us, net	57,397	58,895
Accrued interest	352	351
Accrued expenses and other liabilities	11,261	19,802
Ground lease liabilities, net	8,891	8,914
Tenant reserves, deposits and deferred and prepaid rents	11,092	10,842
Liabilities of property held for sale	77	-
Total Liabilities	365,870	335,004
Equity:
Preferred shares of beneficial interest, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common shares, $.01 par value; 95,000,000 shares authorized; issued and outstanding: 2021 - 13,784,401; 2020 - 13,771,287	138	138
Capital in excess of par value	268,232	267,368
Cumulative net income	698,278	680,727
Cumulative dividends	(814,281)	(785,413)
Accumulated other comprehensive loss	(556)	(3,815)
Total Equity	151,811	159,005
Total Liabilities and Equity	$517,681	$494,009

See accompanying notes to these condensed consolidated financial statements.

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2021

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

January 1, 2021	13,771	$138	$267,368	$680,727	$(785,413)	$(3,815)	$159,005
Shares of Beneficial Interest:
Issued, net	13	—	161	—	—	—	161
Repurchased	—	—	(16)	—	—	—	(16)
Restricted stock-based compensation expense	—	—	719	—	—	—	719
Dividends ($2.095/share)	—	—	—	—	(28,868)	—	(28,868)
Comprehensive income:
Net income	—	—	—	17,551	—	—	17,551
Unrealized net gain on cash flow hedges	—	—	—	—	—	3,259	3,259
Subtotal - comprehensive income				17,551		3,259	20,810
September 30, 2021	13,784	$138	$268,232	$698,278	$(814,281)	$(556)	$151,811

Universal Health Realty Income Trust

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended September 30, 2021

(amounts in thousands)

(unaudited)

	Common Shares
			Capital in			Accumulated other
	Number		excess of	Cumulative	Cumulative	comprehensive	Total
	of Shares	Amount	par value	net income	dividends	income/(loss)	Equity

July 1, 2021	13,783	$138	$267,951	$692,934	$(804,632)	$(1,027)	$155,364
Shares of Beneficial Interest:
Issued	1	—	55	—	—	—	55
Repurchased	—	—	—	—	—	—	—
Restricted stock-based compensation expense	—	—	226	—	—	—	226
Dividends ($.70/share)	—	—	—	—	(9,649)	—	(9,649)
Comprehensive income:
Net income	—	—	—	5,344	—	—	5,344
Unrealized net gain on cash flow hedges	—	—	—	—	—	471	471
Subtotal - comprehensive income				5,344		471	5,815
September 30, 2021	13,784	$138	$268,232	$698,278	$(814,281)	$(556)	$151,811

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

Universal Health Realty Income Trust

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$17,551	$14,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,551	19,160
Amortization related to above/below market leases, net	(139)	(140)
Amortization of debt premium	(38)	(39)
Amortization of deferred financing costs	609	549
Stock-based compensation expense	719	665
Gain on sale of real estate assets	(1,304)	-
Changes in assets and liabilities:
Lease receivable	(457)	27
Accrued expenses and other liabilities	201	49
Tenant reserves, deposits and deferred and prepaid rents	272	(186)
Accrued interest	1	159
Leasing costs paid	(1,250)	(745)
Other, net	(522)	(1,171)
Net cash provided by operating activities	36,194	32,775
Cash flows from investing activities:
Investments in LLCs	(16,138)	(3,204)
Cash distributions from LLCs	-	5,196
Advance made to LLC	(3,500)	-
Additions to real estate investments, net	(11,537)	(18,784)
Deposit on real estate assets	(200)	-
Net cash paid for acquisition of property	(12,989)	-
Cash proceeds received from sale of property, net	3,209	-
Net cash used in investing activities	(41,155)	(16,792)
Cash flows from financing activities:
Net borrowings on line of credit	40,600	14,150
Repayments of mortgage notes payable	(1,550)	(1,406)
Financing costs paid	(1,813)	(372)
Dividends paid	(28,830)	(28,411)
Issuance of shares of beneficial interest, net	159	266
Net cash provided by/(used in) financing activities	8,566	(15,773)
Increase in cash and cash equivalents	3,605	210
Cash and cash equivalents, beginning of period	5,742	6,110
Cash and cash equivalents, end of period	$9,347	$6,320
Supplemental disclosures of cash flow information:
Interest paid	$5,995	$5,620
Invoices accrued for construction and improvements	$151	$5,660

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH REALTY INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

(1) General

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2021. In this Quarterly Report, “we,” “us,” “our” and the “Trust” refer to Universal Health Realty Income Trust and its subsidiaries.

In this Quarterly Report on Form 10-Q, the term “revenues” does not include the revenues of the unconsolidated LLCs in which we have various non-controlling equity interests ranging from 33% to 95%.  As of September 30, 2021, we had investments in five jointly-owned LLCs/LPs (subsequent to September 30, 2021, we purchased the 5% third-party minority ownership interest in one of the jointly-owned LPs, as discussed in Note 5). We currently account for our share of the income/loss from these investments by the equity method (see Note 5). These LLCs are included in our consolidated financial statements for all periods presented on an unconsolidated basis since they are not variable interest entities for which we are the primary beneficiary, nor do we hold a controlling voting interest.

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

The combined revenues generated from the leases on the three hospital facilities leased to wholly-owned subsidiaries of UHS accounted for approximately 22% and 23% of our consolidated revenues for the three months ended September 30, 2021 and 2020, respectively, and approximately 22% of our consolidated revenues for each of the nine months ended September 30, 2021 and 2020. In addition to these three UHS hospital facilities, one of our hospital facilities is leased to a joint venture between a subsidiary of UHS and a third party, and we have nineteen medical office buildings (“MOBs”), general office buildings or free-standing emergency departments (“FEDs”), that are either wholly or jointly-owned by us that include tenants which are subsidiaries or joint ventures of UHS. The aggregate revenues generated from UHS-related tenants comprised approximately 37% and 34% of our consolidated revenues during the three-month periods ended September 30, 2021 and 2020, respectively, and approximately 36% and 33% of our consolidated revenues during the nine-month periods ended September 30, 2021 and 2020, respectively.

Pursuant to the Master Lease Document by and among us and certain subsidiaries of UHS, dated December 24, 1986 (the “Master Lease”), which governs the leases of the three hospitals with wholly-owned subsidiaries of UHS, as reflected below, UHS has the option, among other things, to renew the leases at the lease terms described below by providing notice to us at least 90 days prior to the termination of the then current term. UHS also has the right to purchase the respective leased facilities from us at their appraised fair market value upon any of the following:  (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that UHS provides notice to us of their intent to offer a substitution property/properties in exchange for one (or more) of the three hospital facilities leased from us, should we be unable to reach an agreement with UHS on the properties to be substituted. Additionally, UHS has rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

The table below details the existing lease terms and renewal options for our three hospitals operated by wholly-owned subsidiaries of UHS:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a.)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b.)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(c.)

(a.)	UHS has one 5-year renewal option at the existing lease rate (through 2031).
(b.)

UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031).  Since UHS’s lease renewal option for Wellington Regional Medical Center is fair market value (effective January 1, 2022), the lease rate valuation process is currently in progress and expected to be completed during the fourth quarter of 2021. Subject to completion of a lease agreement at acceptable rates and terms, UHS has indicated its intent to renew the lease on this facility.

(c.)

UHS has notified us of their intent to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled termination of the current lease term on December 31, 2021. UHS has agreed to exchange, and lease back from us, substitution properties with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus.  See below for additional disclosure.

UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031) related to the Southwest Healthcare System, Inland Valley Campus property.  As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has agreed to exchange, and lease back from us, substitution properties with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of our Board, as well as the UHS Board of Directors, have approved these transactions subject to satisfactory completion of definitive agreements, which are in progress. The effective date of the transactions is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $3.4 million of lease revenue during the nine-month period ended September 30, 2021 ($2.0 million in base rental and $1.4 million in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

Subsequent to September 30, 2021, we purchased the 5% minority ownership interest held by a third-party member in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for approximately $3.1 million. The MOB is located on the campus of Texoma Medical Center, a hospital that is owned and operated by a wholly-owned subsidiary of UHS. A third-party appraisal was completed to determine the fair value of the property.  As a result of this minority ownership purchase during the fourth quarter of 2021, we subsequently own 100% of the LP and we will therefore begin consolidating this LP effective with the purchase date.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.  Please see Note 5 for additional disclosure surrounding this transaction.

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

Officers and Employees: Our officers are all employees of a wholly-owned subsidiary of UHS and although as of September 30, 2021 we had no salaried employees, our officers do typically receive annual stock-based compensation awards in the form of restricted stock. In special circumstances, if warranted and deemed appropriate by the Compensation Committee of the Board of Trustees, our officers may also receive one-time special compensation awards in the form of restricted stock and/or cash bonuses.

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

Our advisory fee for the three and nine months ended September 30, 2021 and 2020, was computed at 0.70% of our average invested real estate assets, as derived from our condensed consolidated balance sheets.  Based upon a review of our advisory fee and other general and administrative expenses, as compared to an industry peer group, the advisory fee computation remained unchanged for 2021, as compared to the last three years. The average real estate assets for advisory fee calculation purposes exclude certain items from our condensed consolidated balance sheet such as, among other things, accumulated depreciation, cash and cash equivalents, lease receivables, deferred charges and other assets. The advisory fee is payable quarterly, subject to adjustment at year-end based upon our audited financial statements. Advisory fees incurred and paid (or payable) to UHS amounted to approximately $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and were based upon average invested real estate assets of $641 million and $594 million, respectively. Advisory fees incurred and paid (or payable) to UHS were approximately $3.3 million and $3.1 million for the nine months ended September 30, 2021 and 2020, and were based upon average invested real estate assets of $623 million and $587 million, respectively.

Share Ownership: As of September 30, 2021 and December 31, 2020, UHS owned 5.7% of our outstanding shares of beneficial interest.

SEC reporting requirements of UHS: UHS is subject to the reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Since the aggregate revenues generated from the UHS-related tenants comprised 37% and 34% of our consolidated revenues during the three-month periods ended September 30, 2021 and 2020, respectively, and 36% and 33% of our consolidated revenues during the nine-month periods ended September 30, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain the publicly available filings for Universal Health Services, Inc. from the SEC’s website. These filings are the sole responsibility of UHS and are not incorporated by reference herein.

(3) Dividends and Equity Issuance Program

Dividends and dividend equivalents:

During the third quarter of 2021, we declared and paid dividends of approximately $9.6 million, or $.70 per share. We declared and paid dividends of approximately $9.5 million, or $.69 per share, during the third quarter of 2020.  During the nine-month period ended September 30, 2021 we declared and paid dividends of approximately $28.8 million, or $2.095 per share.  During the nine-month period ended September 30, 2020, we declared and paid dividends of approximately $28.4 million, or $2.065 per share. Dividend equivalents, which are applicable to shares of unvested restricted stock, were accrued during the first nine months of 2021 and will be paid upon vesting of the restricted stock.

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

No shares were issued pursuant to this ATM equity program during the first nine months of 2021.  Pursuant to this ATM program, since the program commenced in the second quarter of 2020, we have issued 2,704 shares at an average price of $101.30 per share, which generated approximately $270,000 of net proceeds (net of approximately $4,000, consisting of compensation to BofA Securities, Inc.). Additionally, as of September 30, 2021, we have paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

(4) Acquisitions and Divestitures

During the second quarter of 2021 and during the fourth quarter of 2021, we completed three transactions as described below utilizing qualified third-party intermediaries, as part of a series of anticipated tax-deferred like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Subsequent to September 30, 2021:

In July, 2021, as a part of the series of tax-deferred like-kind exchange transactions mentioned above, we entered into an agreement to sell the Auburn Medical Office Building II.  On November 1, 2021 we settled on the sale of the Auburn Medical Office Building II, a multi-tenant MOB located in Auburn, Washington to a non-related party for a sale price of approximately $25.1 million.  The gain on this divestiture will be included in our consolidated statement of income for the three and twelve-month periods ended December 31, 2021.  The assets and liabilities related to this property are included in “Assets of property held for sale” or “Liabilities of property held for sale” on our consolidated balance sheet as of September 30, 2021.

Nine Months Ended September 30, 2021:

Acquisition:

In May, 2021, as a part of the series of tax-deferred like-kind exchange transactions mentioned above, we acquired the Fire Mesa office building located in Las Vegas, Nevada for a purchase price of approximately $12.9 million. The building, which has approximately 44,000 rentable square feet, is 100% leased under the terms of a triple net lease with a wholly-owned subsidiary of UHS.  The lease on this building is scheduled to expire on August 31, 2027 and has two five-year renewal options.

Divestiture:

In June, 2021, as a part of the series of tax-deferred like-kind exchange transactions mentioned above, we sold the Children’s Clinic at Springdale, a medical office building located in Springdale, AR for a sale price of approximately $3.2 million, net of closing costs. This divestiture resulted in a gain of approximately $1.3 million which is included in our consolidated statement of income for the nine-month period ended September 30, 2021.

Nine Months Ended September 30, 2020:

Acquisitions:

There were no acquisitions during the first nine months of 2020.

Divestitures:

There were no dispositions during the first nine months of 2020.

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

At September 30, 2021, we have non-controlling equity investments or commitments in five jointly-owned LLCs/LPs which own MOBs. We account for these LLCs/LPs on an unconsolidated basis pursuant to the equity method since they are not variable interest entities which we are the primary beneficiary nor do we have a controlling voting interest. The majority of these entities are joint-ventures between us and non-related parties that hold minority ownership interests in the entities. Each entity is generally self-sustained from a cash flow perspective and generates sufficient cash flow to meet its operating cash flow requirements and service the third-party debt (if applicable) that is non-recourse to us. Although there is typically no ongoing financial support required from us to these entities since they are cash-flow sufficient, we may, from time to time, provide funding for certain purposes such as, but not limited to, significant capital expenditures, leasehold improvements and debt financing. Although we are not obligated to do so, if approved by us at our sole discretion, additional cash funding is typically advanced as equity or member loans. These entities maintain property insurance on the properties.

Subsequent to September 30, 2021, we purchased the third-party 5% ownership interest in Grayson Properties, LP which owns the Texoma Medical Plaza, an MOB located in Denison, Texas for a purchase price of approximately $3.1 million.  We formerly held a non-controlling majority ownership interest in this LP.  As a result of our purchase of the minority ownership interest, we now hold 100% of the ownership interest in this LP and we will begin accounting for this LP on a consolidated basis effective with the minority ownership interest purchase date. The property’s assets and liabilities will be recorded at the carrying amount of its previously held interest, plus the incremental cost which will be allocated based upon relative fair values.  A third-party appraisal was completed to determine the fair value of the property.  We do not expect a material impact on our net income as a result of the consolidation of this LP subsequent to the transaction.

The following property table represents the five LLCs/LPs in which we owned a non-controlling interest and were accounted for under the equity method as of September 30, 2021:

Name of LLC/LP	Ownership	Property Owned by LLC/LP
Suburban Properties	33%	St. Matthews Medical Plaza II
Brunswick Associates (a.)(e.)	74%	Mid Coast Hospital MOB
Grayson Properties (b.)(f.)	95%	Texoma Medical Plaza
FTX MOB Phase II (c.)	95%	Forney Medical Plaza II
Grayson Properties II (d.)(f.)	95%	Texoma Medical Plaza II

(a.)	This LLC has a third-party term loan of $9.1 million, which is non-recourse to us, outstanding as of September 30, 2021.
(b.)

This building is on the campus of a UHS hospital and has tenants that include subsidiaries of UHS.  During the third quarter of 2021, this LP paid off its $13.2 million mortgage loan upon maturity utilizing an equity contribution from us which was funded utilizing borrowings from our revolving credit agreement. Subsequent to the third quarter of 2021, we purchased the 5% minority ownership interest in this LP from the third-party minority ownership partner for approximately $3.1 million and subsequently own 100% of this LP.

(c.)

During the first quarter of 2021, this LP paid off its $4.7 million mortgage loan, upon maturity, utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(d.)

Construction of this MOB, which is located in Denison, Texas on the campus of a hospital owned and operated by a wholly-owned subsidiary of UHS, was substantially completed in December 2020. We have committed to invest up to $4.8 million in equity and debt financing, $1.4 million of which has been funded as of September 30, 2021. This LP entered into a $13.1 million third-party construction loan commitment, which is non-recourse to us, which has an outstanding balance of $13.1 million as of September 30, 2021.

(e.)	The LLC is the lessee with a third-party lessor under a ground lease for land.
(f.)	These LPs are the lessees with UHS-related parties for the land related to these properties.

Below are the condensed combined statements of income (unaudited) for the five LLCs/LPs accounted for under the equity method at September 30, 2021 and the four LLCs/LPs accounted for under the equity method as September 30, 2020 (the 2020 periods do not include the newly constructed Texoma Medical Plaza II that was substantially completed in December, 2020).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands)		(amounts in thousands)
Revenues	$2,736	$2,624	$8,373	$7,637
Operating expenses	1,184	1,047	3,356	3,094
Depreciation and amortization	627	444	1,684	1,333
Interest, net	388	315	1,260	949
Net income	$537	$818	$2,073	$2,261
Our share of net income	$303	$517	$1,341	$1,371

Below are the condensed combined balance sheets (unaudited) for the five above-mentioned LLCs/LPs that were accounted for under the equity method as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(amounts in thousands)
Net property, including construction in progress	$42,789	$42,374
Other assets (a.)	9,484	8,818
Total assets	$52,273	$51,192

Other liabilities (a.)	$6,966	$9,402
Mortgage notes payable, non-recourse to us	22,133	39,735
Advances payable to us (b.)	3,500	-
Equity	19,674	2,055
Total liabilities and equity	$52,273	$51,192

Investments in and advances to LLCs before amounts included in
accrued expenses and other liabilities	$23,123	$4,278
Amounts included in accrued expenses and other liabilities	(1,896)	(3,020)
Our share of equity in LLCs, net	$21,227	$1,258

(a.)

Other assets and other liabilities as of both September 30, 2021 and December 31, 2020 include approximately $4.3 million of right-of-use land assets and right-of-use land liabilities related to ground leases whereby the LLC/LP is the lessee, with third party lessors, including subsidiaries of UHS.

(b.)	Consists of a 7.25% member loan to FTX MOB Phase II, LP with a maturity date of March 1, 2023.

As of September 30, 2021, and December 31, 2020, aggregate principal amounts due on mortgage notes payable by unconsolidated LLCs/LPs, which are accounted for under the equity method and are non-recourse to us, are as follows (amounts in thousands):

	Mortgage Loan Balance (a.)
Name of LLC/LP	9/30/2021	12/31/2020	Maturity Date
FTX MOB Phase II (5.00% fixed rate mortgage loan) (b.)	$-	$4,777	February, 2021
Grayson Properties (5.034% fixed rate mortgage loan) (c.)	-	13,372	September, 2021
Grayson Properties II (3.70% fixed rate construction loan) (d.)	13,075	12,336	June, 2025
Brunswick Associates (2.80% fixed rate mortgage loan)	9,058	9,250	December, 2030
	$22,133	$39,735
(a.)	All mortgage loans require monthly principal payments through maturity and include a balloon principal payment upon maturity.
(b.)

Upon maturity in February 2021 this LP paid off this mortgage loan utilizing pro rata equity contributions from the limited partners as well as a $3.5 million member loan from us to the LP which was funded utilizing borrowings from our revolving credit agreement.

(c.)	Upon maturity in September, 2021 this LP paid off this mortgage utilizing an equity contribution from us, which was funded utilizing borrowings from our revolving credit agreement.
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

The minority partner in Grayson Properties, LP, as the Offering Member, made an offer to sell its entire 5% ownership interest to us at a stipulated price, and we agreed to purchase the ownership interest at the stipulated price of approximately $3.1 million. The transaction was completed during the fourth quarter of 2021, as discussed above.

(6) Recent Accounting Pronouncements

Accounting for Lease Concessions Granted in Connection with COVID-19

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

Based on the Q&A, an entity is not required to account for all lease concessions related to the effects of the COVID-19 pandemic under one elected option, however, the entity is required to apply the elected option consistently to leases with similar characteristics and in similar circumstances. The COVID-19 pandemic did not start to adversely impact the economic conditions in the United States until late March 2020 and did not have a material effect on our operations or financial results during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.

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

As Lessor:

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease.  We have elected the package of practical expedients that allows lessors to not separate lease and non-lease components by class of underlying asset. This practical expedient allowed us to not separate expenses reimbursed by our customers (“tenant reimbursements”) from the associated rental revenue if certain criteria were met.  We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same, and as our leases qualify as operating leases, we accounted for and presented rental revenue and tenant reimbursements as a single component under Lease revenue in our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

The components of the “Lease revenue – UHS facilities” and “Lease revenue – Non-related parties” captions for the three and nine month periods ended September 30, 2021 and 2020 are disaggregated below (in thousands). Base rents are primarily stated rent amounts provided for under the leases that are recognized on a straight-line basis over the lease term. Bonus rents and tenant reimbursements represent amounts where tenants are contractually obligated to pay an amount that is variable in nature.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
UHS facilities:
Base rents	$5,392	$4,402	$15,820	$12,940
Bonus rents	1,828	1,680	5,171	4,477
Tenant reimbursements	354	299	980	826
Lease revenue - UHS facilities	$7,574	$6,381	$21,971	$18,243

Non-related parties:
Base rents	10,421	10,390	31,425	31,155
Tenant reimbursements	2,694	2,451	7,899	7,371
Lease revenue - Non-related parties	$13,115	$12,841	$39,324	$38,526

Disclosures Related to Certain Facilities:

Wellington Regional Medical Center:

UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031) related to Wellington Regional Medical Center.  The current lease on this facility is scheduled to expire on December 31, 2021.  Since UHS’s lease renewal option for Wellington Regional Medical Center is fair market value (effective January 1, 2022), the lease rate valuation process is currently in progress and expected to be completed during the fourth quarter of 2021. Subject to completion of a lease agreement at acceptable rates and terms, UHS has indicated its intent to renew the lease on this facility.

Southwest Healthcare System, Inland Valley Campus:

UHS has two 5-year renewal options at fair market value lease rates (2022 through 2031) related to the Southwest Healthcare System, Inland Valley Campus property.  As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has agreed to exchange, and lease back from us, substitution properties with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of our Board, as well as the UHS Board of Directors, have approved these transactions subject to satisfactory completion of definitive agreements, which are in progress. The effective date of the transactions is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $3.4 million of lease revenue during the nine-month period ended September 30, 2021 ($2.0 million in base rental and $1.4 million in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

PeaceHealth Medical Clinic:

The existing lease on the PeaceHealth Medical Clinic, an MOB located in Bellingham, Washington was scheduled to expire on December 31, 2021.  In July, 2021, the lease was renewed for an additional seven year term, extending the scheduled expiration date to January 31, 2029.  The tenant also has two additional five-year renewal terms.  Additionally, the tenant has the right of first offer to purchase the property if the property is marketed by us; and the tenant has an option to purchase the property at the end of the lease term at the then fair market value.  Pursuant to the terms of the lease on the PeaceHealth Medical Clinic, we earned $2.1 million of lease revenue during the nine-month period ended September 30, 2021 and $2.8 million of lease revenue during the year ended December 31, 2020.

Kindred Hospital Chicago Central:

As previously disclosed, the existing lease on Kindred Hospital Chicago Central, a 95-bed specialty hospital located in Chicago, Illinois, is scheduled to expire on December 31, 2021. The tenant of the facility notified us that they do not intend to renew the lease upon its scheduled expiration. We are marketing this property to potential new tenants. However, should this property be vacant for an extended period of time, or should we experience a decrease in the lease rate on a future lease as compared to the current lease, or incur substantial renovation costs to make the property suitable for another operator/tenant, our future results of operations could be unfavorably impacted.  Pursuant to the terms of the lease, we earned approximately $1.2 million of lease revenue during the nine-month period ended September 30, 2021 and $1.6 million of lease revenue during the twelve-month period ended December 31, 2020.

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

 As Lessee:

We are the lessee with various third parties, including subsidiaries of UHS, in connection with ground leases for land at fourteen of our consolidated properties. Our right-of-use land assets represent our right to use the land for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities were recognized upon adoption of Topic 842 based on the present value of lease payments over the lease term. We utilized our estimated incremental borrowing rate, which was derived from information available as of January 1, 2019, in determining the present value of lease payments. A right-of-use asset and lease liability are not recognized for leases with an initial term of 12 months or less, as these short-term leases are accounted for similarly to previous guidance for operating leases.  We do not currently have any ground leases with an initial term of 12 months or less. As of September 30, 2021, our condensed consolidated balance sheet includes right-of-use land assets of approximately $8.9 million and ground lease liabilities of approximately $8.9 million. There were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability during the nine months ended September 30, 2021.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At September 30, 2021, we had $276.8 million of outstanding borrowings and $3.6 million of letters of credit outstanding under our Credit Agreement. We had $94.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2021. There are no compensating balance requirements. At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our Prior Credit Agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2021 and were in compliance with all of the covenants in the Prior Credit Agreement at December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement in place at September 30, 2021 as well as the Prior Credit Agreement that was in place at December 31, 2020 (dollar amounts in thousands):

	Covenant	September 30, 2021	December 31, 2020
Tangible net worth	> =$125,000	$141,419	$147,263
Total leverage	< 60%	45.6%	44.8%
Secured leverage	< 30%	8.1%	8.6%
Unencumbered leverage	< 60%	47.2%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,268	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,337	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,395	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,458	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,866	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,494	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,530	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,333	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	57,681
Less net financing fees	(387)
Plus net debt premium	103
Total mortgages notes payable, non-recourse to us, net	$57,397

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2021 had a combined fair value of approximately $60.3 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million. The fair value of our debt was computed based upon quotes received from financial institutions.  We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosure in connection with debt instruments.  Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2021, the fair value of our interest rate swaps was a net liability of $556,000 which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the third quarter of 2021, we paid or accrued approximately $324,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2021, we paid or accrued approximately $945,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. From inception of the swap agreements through September 30, 2021 we paid or accrued approximately $1.6 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.8 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.  We do not expect any gains or losses on our interest rate swaps to be reclassified to earnings in the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a real estate investment trust (“REIT”) that commenced operations in 1986. We invest in healthcare and human service related facilities currently including acute care hospitals, behavioral health care hospitals, specialty hospitals, free-standing emergency departments, childcare centers and medical/office buildings. As of November 1, 2021, we have seventy-one real estate investments or commitments located in twenty states consisting of:

•	seven hospital facilities consisting of three acute care, one behavioral health care, and three specialty hospitals (two of which are currently vacant);
•	four free-standing emergency departments (“FEDs”);
•	fifty-six medical or general office buildings, including four owned by unconsolidated limited liability companies (“LLCs”)/limited liability partnerships (“LPs”), and;
•	four preschool and childcare centers.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

Future operations and financial results of our tenants, and in turn ours, will likely be materially impacted by numerous factors and future developments related to COVID-19.   Such factors and developments include, but are not limited to, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated by the operators of our hospitals and other healthcare facilities; measures our tenants are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity; vaccine requirements; changes in patient volumes at our tenants’ hospitals and other healthcare facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system; the impact of stimulus on the health care industry and our tenants; changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to clinical staffing and shortages and disruptions related to supplies required for our tenants’ employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE; potential increases to expenses incurred by our tenants related to staffing, supply chain or other expenditures; the impact of our indebtedness and the ability to refinance such indebtedness on acceptable terms; disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and changes in general economic conditions nationally and regionally in the markets our properties are located resulting from the COVID-19 pandemic, including higher sustained rates of unemployment and underemployment levels and reduced consumer spending and confidence.  There may be significant declines in future bonus rental revenue earned on our hospital properties leased to subsidiaries of UHS to the extent that each hospital continues to experience significant decline in patient volumes and revenues. These factors may result in the inability or unwillingness on the part of some of our tenants to make timely payment of their rent to us at current levels or to seek to amend or terminate their leases which, in turn, would have an adverse effect on our occupancy levels and our revenue and cash flow and the value of our properties, and potentially, our ability to maintain our dividend at current levels.

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

•

The Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  However, healthcare employees at healthcare facilities covered by the CMS IFR will not have the option of weekly COVID-19 testing in lieu of vaccination. Legal challenges to these rules are expected and we cannot predict at this time the potential viability or impact of such litigation.  No assurance can be given that implementation of this IFR will not have a material adverse effect on the staffing, patient volumes, labor costs or results of operations of our operators.

•

Recent legislation, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) and the American Rescue Plan Act of 2021 (“ARPA”), has provided grant funding to hospitals and other healthcare providers to assist them during the COVID-19 pandemic.  There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance our tenants will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our tenants’ operations or how they will affect operations of our tenants’ competitors.  There can be no assurance as to whether our tenants would be required to repay any previously granted funding, due to noncompliance with grant terms or otherwise. Moreover, we are unable to assess the extent to which anticipated negative impacts on our tenants (and, in turn, us) arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA.

•

A substantial portion of our revenues are dependent upon one operator, UHS, which comprised approximately 37% and 34% of our consolidated revenues for the three-month periods ended September 30, 2021 and 2020, respectively and approximately 36% and 33% of our consolidated revenues for the nine-month periods ended September 30, 2021 and 2020, respectively.  As previously disclosed, a wholly-owned subsidiary of UHS has notified us that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, UHS has the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, UHS has agreed to exchange, and lease back from us, substitution properties with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees of our Board, as well as the UHS Board of Directors, have approved these transactions subject to satisfactory completion of definitive agreements, which are in progress. The effective date of the transactions is expected to coincide with the scheduled lease maturity date of December 31, 2021. Pursuant to the terms of the lease on the Inland Valley Campus, we earned $3.4 million of lease revenue during the nine-month period ended

September 30, 2021 ($2.0 million in base rental and $1.4 million in bonus rental) and $4.4 million of lease revenue during the year ended December 31, 2020 ($2.6 million in base rental and $1.8 million in bonus rental).

•

In addition, we cannot assure you that subsidiaries of UHS will renew the leases on the hospital facilities and free-standing emergency departments, upon the scheduled expirations of the existing lease terms. In addition, if subsidiaries of UHS exercise their options to purchase the respective leased hospital facilities and FEDs, and do not enter into a substitution arrangement upon expiration of the lease terms or otherwise, our future revenues and results of operations could decrease if we were unable to earn a favorable rate of return on the sale proceeds received, as compared to the rental revenue currently earned pursuant to these leases. Please see Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information related to the planned transaction with a wholly-owned subsidiary of UHS in connection with Southwest Healthcare System, Inland Valley Campus.

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
•

The outcome and effects of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, UHS or the other operators of our facilities. UHS and its subsidiaries are subject to legal actions, purported shareholder class actions and shareholder derivative cases, governmental investigations and regulatory actions and the effects of adverse publicity relating to such matters. Since UHS comprised approximately 37% and 34% of our consolidated revenues during the three-month periods ended September 30, 2021 and 2020, respectively, and 36% and 33% of our consolidated revenues during the nine-month period ended September 30, 2021 and 2020, respectively, and since a subsidiary of UHS is our Advisor, you are encouraged to obtain and review the disclosures contained in the Legal Proceedings section of Universal Health Services, Inc.’s Forms 10-Q and 10-K, as publicly filed with the Securities and Exchange Commission. Those filings are the sole responsibility of UHS and are not incorporated by reference herein.

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

•

A deterioration in general economic conditions which could result in increases in the number of people unemployed and/or insured. Under these circumstances, the operators of our facilities may experience declines in patient volumes which could result in decreased occupancy rates at our medical office buildings.

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

•

Our ownership interest in four LLCs/LPs in which we hold non-controlling equity interests. In addition, pursuant to the operating and/or partnership agreements of the four LLCs/LPs in which we continue to hold non-controlling ownership interests, the third-party member and the Trust, at any time, potentially subject to certain conditions, have the right to make an offer (“Offering Member”) to the other member(s) (“Non-Offering Member”) in which it either agrees to: (i) sell the entire ownership interest of the Offering Member to the Non-Offering Member (“Offer to Sell”) at a price as determined by the Offering Member (“Transfer Price”), or; (ii) purchase the entire ownership interest of the Non-Offering Member (“Offer to Purchase”) at the equivalent proportionate Transfer Price. The Non-Offering Member has 60 to 90 days to either: (i) purchase the entire ownership interest of the Offering Member at the Transfer Price, or; (ii) sell its entire ownership interest to the Offering Member at the equivalent proportionate Transfer Price. The closing of the transfer must occur within 60 to 90 days of the acceptance by the Non-Offering Member.  Please see Note 5 to the condensed consolidated financial statements – Summarized Financial Information of Equity Affiliates for additional disclosure related to a fourth quarter, 2021 transaction between us and the minority partner in Grayson Properties, LP.

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

Results of Operations

During the three-month period ended September 30, 2021, net income was $5.3 million, as compared to $5.2 million during the third quarter of 2020.  The $151,000 increase was attributable to:

•

$289,000 of other combined net increases including an aggregate net increase in income generated at various properties, including the income recorded in connection with the newly constructed Clive Behavioral Health facility;

•	$148,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS, and;
•	$286,000 decrease resulting from an increase in interest expense, as discussed below in Interest Expense.

During the nine-month period ended September 30, 2021, net income was $17.6 million, as compared to $14.4 million during the nine-month period of 2020.  The $3.1 million increase was attributable to:

•	$1.3 million increase resulting from the gain recorded during the second quarter of 2021 related to the sale of a medical office building located in Springdale, AR;
•

$1.4 million combined net increase resulting from an aggregate net increase in income generated at various properties, including the income recorded in connection with the newly constructed Clive Behavioral Health facility;

•	$694,000 increase in bonus rentals earned on the three hospital facilities leased to subsidiaries of UHS, and;
•	$277,000 decrease resulting from an increase in interest expense, as discussed below in Interest Expense.

Total revenues increased $1.5 million, or 7.7%, during the three-month period ended September 30, 2021, as compared to the third quarter of 2020, and increased $4.6 million, or 7.9%, during the nine-month period ended September 30, 2021, as compared to the comparable period of 2020.  In addition to the increased revenues generated at various properties, the increases in each period of 2021, as compared to 2020, resulted primarily from the revenue recorded in connection with the Clive Behavioral Health facility located in Clive, Iowa, which was completed in December, 2020, and increased bonus rentals earned on the three hospital facilities leased to wholly-owned subsidiaries of UHS.

Included in our other operating expenses are expenses related to the consolidated medical office buildings and two vacant hospital facilities, which totaled $5.3 million and $4.8 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $15.1 million and $14.2 million for the nine-month periods ended September 30, 2021 and 2020, respectively. A large portion of the expenses associated with our consolidated medical office buildings is passed on directly to the tenants either directly as tenant reimbursements of common area maintenance expenses or included in base rental amounts. Tenant reimbursements for operating expenses are accrued as revenue in the same period the related expenses are incurred and are included as lease revenue in our condensed consolidated statements of income. Included in our operating expenses for the three months ended September 30, 2021 and 2020, is $225,000 and $153,000, respectively, and $571,000 and $533,000 for the nine months ended September 30, 2021 and 2020, respectively, of aggregate operating expenses related to two vacant hospital facilities located in Corpus Christi, Texas, and Evansville, Indiana.

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

Below is a reconciliation of our reported net income to FFO for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,344	$5,193	$17,551	$14,447
Depreciation and amortization expense on consolidated investments	6,813	6,399	20,551	19,160
Depreciation and amortization expense on unconsolidated affiliates	460	290	1,196	869
Gain on sale of real estate assets	-	-	(1,304)	-
Funds From Operations	$12,617	$11,882	$37,994	$34,476
Weighted average number of shares outstanding - Diluted	13,783	13,770	13,777	13,763
Funds From Operations per diluted share	$0.92	$0.86	$2.76	$2.50

Our FFO increased $735,000, or $.06 per diluted share, during the third quarter of 2021, as compared to the third quarter of 2020.  The net increase was primarily due to: (i) the increase in net income of $151,000, or $.01 per diluted share, as discussed above; (ii) a $584,000, or $.04 per diluted share, increase in depreciation and amortization expense on consolidated and unconsolidated affiliates, due primarily to the depreciation expense recorded on the Clive Behavioral Health facility which was completed in December, 2020.

Our FFO increased $3.5 million, or $.26 per diluted share, during the first nine months of 2021, as compared to the first nine months of 2020.  The net increase was primarily due to: (i) the increase in net income of $3.1 million, or $.22 per diluted share, as discussed above; (ii) a $1.7 million, or $.13 per diluted share, increase in depreciation and amortization expense on consolidated investments and unconsolidated affiliates, due primarily to the depreciation expense recorded on the Clive Behavioral Health facility which was completed in December, 2020, partially offset by the reduction for; (iii) the $1.3 million, or $.09 per diluted share, gain recorded during the first nine months of 2021 related to the sale of a medical office building, since we have historically excluded such gains from our calculation of FFO.

Other Operating Results

Interest Expense:

As reflected in the schedule below, interest expense was $2.3 million and $2.0 million during the three-month periods ended September 30, 2021 and 2020, respectively and $6.6 million and $6.3 million during the nine-month periods ended September 30, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revolving credit agreement	$1,131	$948	$3,127	$3,646
Mortgage interest	623	645	1,887	1,957
Interest rate swaps expense/(income), net (a.)	328	299	957	430
Amortization of financing fees	176	220	608	549
Amortization of fair value of debt	(13)	(13)	(39)	(39)
Capitalized interest on major projects	-	(128)	-	(254)
Other interest	5	(7)	26	-
Interest expense, net	$2,250	$1,964	$6,566	$6,289

(a.)	Represents net interest paid by us/(to us) by the counterparties pursuant to three interest rate SWAPs with a combined notional amount of $140 million.

Interest expense increased by $286,000 during the three-month period ended September 30, 2021, as compared to the comparable quarter of 2020, due primarily to: (i) a $183,000 increase in the interest expense on our revolving credit agreement primarily resulting from an increase in our average outstanding borrowings ($259.8 million during the three months ended September 30, 2021 as compared to $220.1 million in the comparable quarter of 2020); (ii) a $29,000 net increase in interest rate swap expense; (iii) a

$128,000 increase in interest expense due to a decrease in capitalized interest on major projects (both newly constructed facilities were substantially completed in December, 2020), and; (iv) $54,000 of other combined net decreases in interest expense.

Interest expense increased by $277,000 during the nine-month period ended September 30, 2021, as compared to the comparable period of 2020, due primarily to: (i) a $519,000 decrease in the interest expense on our revolving credit agreement resulting from a decrease in our average cost of borrowings (1.35% during the nine months ended September 30, 2021 as compared to 1.95% during the comparable nine month period of 2020), partially offset by an increase in our average outstanding borrowings ($249.1 million during the nine-month period ended September 30, 2021 as compared to $216.3 million in the comparable 2020 nine-month period); (ii) a $527,000 net increase in interest rate swap expense; (iii) a $254,000 increase in interest expense due to a decrease in capitalized interest on major projects (both newly constructed facilities were substantially completed in December, 2020); (iv) a $59,000 increase resulting from increased amortization of financing fees, and; (v)  $44,000 of other combined net decreases in interest expense.

Disclosures Related to Certain Facilities

Please refer to Note 7 to the condensed consolidated financial statements - Lease Accounting, for additional information regarding certain of our hospital facilities including Wellington Regional Medical Center, Southwest Healthcare System, Inland Valley Campus; Evansville, Indiana; Corpus Christi, Texas; PeaceHealth Medical Clinic, and; Kindred Hospital Chicago Central.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was $36.2 million during the nine-month period ended September 30, 2021 as compared to $32.8 million during the comparable period of 2020. The $3.4 million net increase was attributable to:

•

a favorable change of $3.3 million due to an increase in net income plus/minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs, stock-based compensation and gain on sale of real estate assets), as discussed above;

•	an unfavorable change of $484,000 in lease receivable;
•	a favorable change of $458,000 in tenant reserves, deposits and deferred and prepaid rents;
•	an unfavorable change of $505,000 in leasing costs paid, and;
•	other combined net favorable changes of $643,000, resulting primarily from the timing of prepaid expense payments.

Net cash used in investing activities

Net cash used in investing activities was $41.2 million during the first nine months of 2021 as compared to $16.8 million during the first nine months of 2020.

During the nine-month period ended September 30, 2021 we funded: (i) $13.0 million, including transaction costs, on the acquisition of the Fire Mesa office building in May, 2021, as discussed in Note 4 to the consolidated financial statements–Acquisitions and Dispositions; (ii) $11.5 million in additions to real estate investments including construction costs related to the 100-bed behavioral health care hospital located in Clive, Iowa, that was substantially completed in late December, 2020, as well as tenant improvements at various MOBs; (iii) a $3.5 million member loan to an unconsolidated LP; (iv) $200,000 in a deposit on real estate assets, and; (v) $16.1 million in equity investments in unconsolidated LLCs. In addition, during the nine-months ended September 30, 2021, we received approximately $3.2 million of net cash proceeds from the sale of the Children’s Clinic of Springdale as discussed in Note 4 to the consolidated financial statements–Acquisitions and Dispositions.

During the nine-month period ended September 30, 2020 we funded: (i) $18.8 million in additions to real estate investments including $14.4 million of construction costs related to the Clive Behavioral Health facility, and tenant improvements at various MOBs, and; (ii) $3.2 million in equity investments in unconsolidated LLCs. In addition, during the nine-months ended September 30, 2020, we received $5.2 million of cash distributions from our unconsolidated LLCs, consisting of proceeds generated from a construction loan obtained by Grayson Properties II during the second quarter of 2020.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities was $8.6 million during the nine months ended September 30, 2021, as compared to $15.8 million of cash used in financing activities during the nine months ended September 30, 2020.

During the nine-month period ended September 30, 2021, we paid: (i) $1.6 million on mortgage notes payable that are non-recourse to us; (ii) $1.8 million of financing costs, primarily related to the July 2, 2021 amended and restated revolving credit agreement, and; (iii) $28.8 million of dividends. Additionally, during the nine months ended September 30, 2021, we received: (i) $40.6 million of net borrowings on our revolving credit agreement, and; (ii) $159,000 of net cash from the issuance of shares of beneficial interest.

During the nine-month period ended September 30, 2020, we paid: (i) $1.4 million on mortgage notes payable that are non-recourse to us; (ii) $372,000 of financing costs related to the revolving credit agreement in place at that time, including amendment fees, and; (iii) $28.4 million of dividends.  Additionally, during the nine months ended September 30, 2020, we received: (i) $14.2 million of net borrowings on our revolving credit agreement, and; (ii) $266,000 of net cash from the issuance of shares of beneficial interest, as discussed below.

During the second quarter of 2020, we commenced an at-the-market (“ATM”) equity issuance program, pursuant to the terms of which we may sell, from time-to-time, common shares of our beneficial interest up to an aggregate sales price of $100 million to or through our agent banks. No shares were issued pursuant to this ATM equity program during the first nine months of 2021. Since inception pursuant to this ATM equity program, we have issued 2,704 shares at an average price of $101.30 per share which generated approximately $270,000 of net cash proceeds (net of compensation to BofA Securities, Inc. of approximately $4,000).  Additionally, we paid or incurred approximately $508,000 in various fees and expenses related to the commencement of our ATM program.

Additional cash flow and dividends paid information for the nine-month periods ended September 30, 2021 and 2020:

As indicated on our condensed consolidated statement of cash flows, we generated net cash provided by operating activities of $36.2 million and $32.8 million during the nine-month periods ended September 30, 2021 and 2020, respectively. As also indicated on our statement of cash flows, non-cash expenses including depreciation and amortization expense, amortization related to above/below market leases, amortization of debt premium, amortization of deferred financing costs and stock-based compensation expense, as well as the gain on sale of real estate assets are the primary differences between our net income and net cash provided by operating activities during each period.

We declared and paid dividends of $28.8 million and $28.4 million during the nine-month periods ended September 30, 2021 and 2020, respectively. During the first nine months of 2021, the $36.2 million of net cash provided by operating activities was approximately $7.4 million greater than the $28.8 million of dividends paid during the first nine months of 2021. During the first nine months of 2020, the $32.8 million of net cash provided by operating activities was approximately $4.4 million greater than the $28.4 million of dividends paid during the first nine months of 2020.

As indicated in the cash flows from investing activities and cash flows from financing activities sections of the statements of cash flows, there were various other sources and uses of cash during the nine months ended September 30, 2021 and 2020.  From time to time, various other sources and uses of cash may include items such as investments and advances made to/from LLCs, additions to real estate investments, acquisitions/divestiture of properties, net borrowings/repayments of debt, and proceeds generated from the issuance of equity. Therefore, in any given period, the funding source for our dividend payments is not wholly dependent on the operating cash flow generated by our properties. Rather, our dividends as well as our capital reinvestments into our existing properties, acquisitions of real property and other investments are funded based upon the aggregate net cash inflows or outflows from all sources and uses of cash from the properties we own either in whole or through LLCs, as outlined above.

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

We expect to finance all capital expenditures and acquisitions and pay dividends utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our $375 million revolving credit agreement (which had $94.6 million of available borrowing capacity, net of outstanding borrowings and letters of credit as of September 30, 2021); (ii) borrowings under or refinancing of existing third-party debt pursuant to mortgage loan agreements entered into by our consolidated and unconsolidated LLCs/LPs; (iii) the issuance of equity pursuant to our ATM program, and/or; (iv) the issuance of other long-term debt.

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

The margins over LIBOR, Base Rate and the facility fee are based upon our total leverage ratio.  At September 30, 2021, the applicable margin over the LIBOR rate was 1.25%, the margin over the Base Rate was 0.25% and the facility fee was 0.25%.

At September 30, 2021, we had $276.8 million of outstanding borrowings and $3.6 million of letters of credit outstanding under our Credit Agreement. We had $94.6 million of available borrowing capacity, net of the outstanding borrowings and letters of credit outstanding as of September 30, 2021. There are no compensating balance requirements.  At December 31, 2020, we had $236.2 million of outstanding borrowings outstanding against our Prior Credit Agreement and $108.2 million of available borrowing capacity.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes, asset dispositions and dividends and other distributions. The Credit Agreement also contains restrictive covenants regarding the Trust’s ratio of total debt to total assets, the fixed charge coverage ratio, the ratio of total secured debt to total asset value, the ratio of total unsecured debt to total unencumbered asset value, and minimum tangible net worth, as well as customary events of default, the occurrence of which may trigger an acceleration of amounts then outstanding under the Credit Agreement. We are in compliance with all of the covenants in the Credit Agreement at September 30, 2021 and were in compliance with all of the covenants in the Prior Credit Agreement at December 31, 2020. We also believe that we would remain in compliance if, based on the assumption that the majority of the potential new borrowings will be used to fund investments, the full amount of our commitment was borrowed.

The following table includes a summary of the required compliance ratios, giving effect to the covenants contained in the Credit Agreement in place at September 30, 2021 as well as the Prior Credit Agreement that was in place at December 31, 2020 (dollar amounts in thousands):

	Covenant	September 30, 2021	December 31, 2020
Tangible net worth	> =$125,000	$141,419	$147,263
Total leverage	< 60%	45.6%	44.8%
Secured leverage	< 30%	8.1%	8.6%
Unencumbered leverage	< 60%	47.2%	41.4%
Fixed charge coverage	> 1.50x	4.8x	4.7x

As indicated on the following table, we have various mortgages, all of which are non-recourse to us, included on our condensed consolidated balance sheet as of September 30, 2021 (amounts in thousands):

Facility Name	Outstanding Balance (in thousands) (a.)	Interest Rate	Maturity Date
700 Shadow Lane and Goldring MOBs fixed rate mortgage loan (b.)	$5,268	4.54%	June, 2022
BRB Medical Office Building fixed rate mortgage loan	5,337	4.27%	December, 2022
Desert Valley Medical Center fixed rate mortgage loan	4,395	3.62%	January, 2023
2704 North Tenaya Way fixed rate mortgage loan	6,458	4.95%	November, 2023
Summerlin Hospital Medical Office Building III fixed rate mortgage loan	12,866	4.03%	April, 2024
Tuscan Professional Building fixed rate mortgage loan	2,494	5.56%	June, 2025
Phoenix Children’s East Valley Care Center fixed rate mortgage loan	8,530	3.95%	January, 2030
Rosenberg Children's Medical Plaza fixed rate mortgage loan	12,333	4.42%	September, 2033
Total, excluding net debt premium and net financing fees	57,681
Less net financing fees	(387)
Plus net debt premium	103
Total mortgages notes payable, non-recourse to us, net	$57,397

(a.)	All mortgage loans require monthly principal payments through maturity and either fully amortize or include a balloon principal payment upon maturity.
(b.)	This loan is scheduled to mature within the next twelve months, at which time we will decide whether to refinance pursuant to a new mortgage loan or by utilizing borrowings under our Credit Agreement.

The mortgages are secured by the real property of the buildings as well as property leases and rents. The mortgages outstanding as of September 30, 2021 had a combined fair value of approximately $60.3 million.  At December 31, 2020, we had various mortgages, all of which were non-recourse to us, included in our condensed consolidated balance sheet. The combined outstanding balance of these various mortgages at December 31, 2020 was $59.2 million and had a combined fair value of approximately $62.0 million.

Changes in market rates on our fixed rate debt impacts the fair value of debt, but it has no impact on interest incurred or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2021, we are party to certain off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments.  Our outstanding letters of credit at September 30, 2021 totaled $3.6 million related to Grayson Properties II.  As of December 31, 2020 we had off balance sheet arrangements consisting of standby letters of credit and equity and debt financing commitments. Our outstanding letters of credit at December 31, 2020 totaled $5.6 million related to Grayson Properties II.

Acquisition and Divestiture Activity

Please see Note 4 to the consolidated financial statements for completed transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the quantitative and qualitative disclosures during the first nine months of 2021, except for the additional disclosure below.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from third parties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2021, the fair value of our interest rate swaps was a net liability of $556,000 which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet. During the third quarter of 2021, we paid or accrued approximately $324,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps. During the first nine months of 2021, we paid or accrued approximately $945,000 to the counterparty by us, adjusted for the previous quarter accrual, pursuant to the terms of the swaps.  From inception of the swap agreements through September 30, 2021 we paid or accrued approximately $1.6 million in net payments made to the counterparty by us pursuant to the terms of the swap (consisting of approximately $199,000 in payments or accruals made to us by the counterparty, offset by approximately $1.8 million of payments due to the counterparty from us).  Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or a liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity.  Amounts are classified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The sensitivity analysis related to our fixed and variable rate debt assumes current market rates with all other variables held constant. As of September 30, 2021, the fair value and carrying value of our debt is approximately $337.1 million and $334.5 million, respectively. As of that date, the fair value exceeds the carrying value by approximately $2.6 million.

The table below presents information about our financial instruments that are sensitive to changes in interest rates. The interest rate swaps include the $50 million swap agreement entered into during the third quarter of 2019, the $35 million swap agreement entered into in January, 2020 and the $55 million swap agreement entered into in March, 2020. For debt obligations, the amounts of which are as of September 30, 2021, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

	Maturity Date, Year Ending December 31
(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate:
Debt(a)	$529	$12,197	$11,892	$13,551	$939	$18,573	$57,681
Average interest rates	4.3%	4.4%	4.4%	4.4%	4.3%	4.3%	4.3%
Variable rate:
Debt(b)	$—	$—	$—	$—	$276,800	$—	$276,800
Average interest rates	—	—	—	—	1.3%	—	1.3%
Interest rate swaps:
Notional amount(c)	$—	$—	$—	$85,000	$—	$55,000	$140,000
Interest rates	—	—	—	1.320%	—	0.565%	1.070%

(a)	Consists of non-recourse mortgage notes payable.
(b)	Includes $276.8 million of outstanding borrowings under the terms of our $375 million revolving credit agreement which has a maturity date of July 2, 2025.
(c)

Includes a $50 million interest rate swap that became effective on September 16, 2019, and a $35 million interest rate swap that became effective on January 15, 2020, both of which are scheduled to mature during 2024. Additionally, included is a $55 million interest rate swap that became effective on March 25, 2020, which is scheduled to mature in 2027.

As calculated based upon our variable rate debt outstanding as of September 30, 2021 that is subject to interest rate fluctuations, and giving effect to the above-mentioned interest rate swap, each 1% change in interest rates would impact our net income by approximately $1.4 million.

Item 4. Controls and Procedures

As of September 30, 2021, under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting or in other factors during the first nine months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amended and Restated Credit Agreement, dated as of July 2, 2021 among Universal Health Realty Income Trust, the Lenders Party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fifth Third Bank, N.A., JPMorgan Chase Bank, N.A. and Truist Bank as Co-Documentation Agents, Wells Fargo Securities, LLC and BOFA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2021, is incorporated herein by reference.

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

Date: November 8, 2021	UNIVERSAL HEALTH REALTY INCOME TRUST (Registrant)

/s/ Alan B. Miller
Alan B. Miller,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles F. Boyle
Charles F. Boyle, Vice President and Chief Financial Officer (Principal Financial Officer)